Form 10-K
period 2017-12-31
AMERICOLD REALTY TRUST
filed 2018-03-29
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017_______________________________________________________
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________________to______________________________________________

Commission File Number: 001-34723
(Exact name of registrant as specified in its charter)

Maryland	93-0295215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glenlake Parkway, Suite 600, South Tower Atlanta, Georgia	30328
(Address or principal executive offices)	(Zip Code)

(678) 441-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer
☑ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐  No ☑

The registrant completed the initial public offering of its common shares on January 23, 2018. Accordingly, there was no public market for the registrant's common shares as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the voting common shares owned by non-affiliates on March 23, 2018 was $974,958,932, computed by reference to the closing sale price of the common shares on the New York Stock Exchange on such date.

The number of Americold Realty Trust's common shares outstanding at March 23, 2018, was approximately 142,513,448.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our” and “the Company” refer to Americold Realty Trust, a Maryland real estate investment trust, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our operating partnership,” and references to “common shares” refer to our common shares of beneficial interest, $0.01 par value per share.

In addition, unless otherwise stated herein, when we refer to “cubic feet” in one of our temperature-controlled facilities, we refer to refrigerated cubic feet (as opposed to total cubic feet, refrigerated and otherwise) therein.

CAUTIONARY STATEMENT REGADING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•	adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;

•	general economic conditions;

•	risks associated with the ownership of real estate and temperature-controlled warehouses in particular;

•	defaults or non-renewals of contracts with customers;

•	potential bankruptcy or insolvency of our customers;

•	uncertainty of revenues, given the nature of our customer contracts;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	risks related to, or restrictions contained in, our debt financing;

•	decreased storage rates or increased vacancy rates;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns in respect thereof;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	the concentration of ownership by Yucaipa, the GS Entities and the Fortress Entity;

•	changes in foreign currency exchange rates; and

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,”

“would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this prospectus include, among others, statements about our expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1. Business
THE COMPANY
We are the world’s largest owner and operator of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2017, we operated a global network of 158 temperature-controlled warehouses encompassing 933.9 million cubic feet, with 140 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. In addition, we hold a minority interest in the China JV, as described in Note 3 of our consolidated financial statements included in this Annual Report on Form 10-K, which owns or operates 13 temperature-controlled warehouses located in China. For financial information concerning our geographic regions, refer to Note 21 of our Consolidated Financial Statements.
We consider our temperature-controlled warehouses to be “mission-critical” real estate in the markets we serve from “farm to fork” and an integral component of the temperature-controlled food infrastructure supply chain, which we refer to as the “cold chain.” The cold chain is vital for maintaining the quality of food producers’, distributors’, retailers’ and e-tailers’ temperature-sensitive products, protecting brand reputation and ensuring consumer safety and satisfaction. Our customers depend upon the location, high quality, integration and scale of our portfolio to ensure the integrity and efficient distribution of their products. Many of our warehouses are located in key logistics corridors in the countries in which we operate, including strategically critical U.S. and international metropolitan statistical areas, or MSAs, while others are connected or immediately adjacent to customers’ production facilities. We believe our strategic locations and the extensive geographic presence of our integrated warehouse network are fundamental to our customers’ ability to optimize their distribution networks while reducing their capital expenditures, operating costs and supply-chain risks. Many of the warehouses in our real estate portfolio have been modernized to reduce our power costs and increase their competitive position through reliable temperature-control systems and processes.
We consider ownership of our temperature-controlled warehouses to be fundamental to our business, our ability to attract and retain customers and our ability to achieve our targeted return on invested capital. We believe that the ownership of our real estate provides us with cost of capital and balance sheet advantages, stemming from the attractive financing options available to real estate owners and the tax advantages of being a REIT. We also believe that consolidation of the ownership and operation of our portfolio significantly enhances the value of our business by allowing us to provide customers with our complementary suite of value-added services across one integrated and reliable cold chain network. Ownership of our integrated cold chain network enhances our ability to efficiently reposition customers and undertake capital improvements or other modifications on their behalf without the need to obtain third-party approvals. Our decision to own, rather than lease, a significant majority of our warehouses provides us with better control over the specialized nature of our assets and greater influence over our warehouse locations on a long-term basis, which is crucial to meeting our customers’ “mission-critical” cold chain needs.
Initial Public Offering
On January 23, 2018, we completed an initial public offering of our common shares, or IPO, in which we issued and sold 33,350,000 of our common shares, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares. The common shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No.

333-221560), as amended, which was declared effective by the SEC on January 18, 2018. The common shares were sold at an initial offering price of $16.00 per share, which generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. For more information on the IPO, please refer to Note 1 of our consolidated financial statements included in of this Annual Report on Form 10-K.
Our Information
Our principal executive office is located at 10 Glenlake Parkway, South Tower, Suite 600, Atlanta, Georgia 30328, and our telephone number is (678) 441-1400. Our website address is www.americold.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission, or the SEC.
BUSINESS STRATEGY AND OPERATING SEGMENTS
Our primary business objective is to enhance shareholder value by serving our customers, growing our market share, enhancing our operating and financial results and increasing cash flows from operations. We also believe that our ability to execute on our business and growth strategies will enhance the overall value of our real estate. The strategies we intend to execute to achieve these objectives include the following.
Enhancing Our Operating and Financial Results Through Proactive Asset Management
We seek to enhance our operating and financial results by supporting our customers’ growth initiatives in the cold chain, optimizing occupancy, underwriting and deploying yield management initiatives and executing operational optimization and cost containment strategies. We believe that the combination of our ability to execute these and other initiatives and the significant investments we have made in our business over the last five fiscal years will continue to drive our financial results and position us to expand our warehouse portfolio, grow our customer base, enhance our market share and create value for our shareholders.
Continue to Increase Committed Revenue in Our Warehouse Segment
Historically, providers of temperature-controlled warehouse space have offered storage services to customers on an as-utilized, on-demand basis. We actively seek to enter into contracts that implement our commercial business rules which contemplate, among other things, fixed storage commitments in connection with establishing new customer relationships or renewing agreements with existing customers, particularly with our largest customers, and variable rates for the value-added services we provide. Over the last several years, we have transitioned a significant portion of our rent and storage revenues generated on an as-utilized, on-demand basis to a fixed storage commitment basis. We believe the scope and breadth of our network position us favorably to continue to increase our fixed storage commitments as we believe this structure offers commercial advantages to both our customers and us.
Focused and Disciplined Strategy to Expand Our Portfolio of Temperature-Controlled Warehouses
We believe our operating systems, scalable information technology platform and economies of scale provide us with a significant advantage over our competitors with respect to expansion, development and acquisition opportunities. We anticipate that as the first publicly traded REIT focused on the temperature-controlled warehouse industry we will have greater access to the capital markets than our competitors, which we believe will allow us to strategically enter new locations, fill gaps in existing distribution networks and effectively compete for expansion, development and acquisition opportunities.

Capitalize on Increased Outsourcing by Leading Global Food Producers, Distributors, Retailers and E-Tailers
Over the last 35 years, frozen food producers, distributors, retailers and e-tailers have increasingly outsourced their temperature-controlled warehousing needs to increase efficiency, reduce costs and redeploy capital into core businesses. We anticipate that cold chain participants will continue to make certain of their “in-house” temperature-controlled warehouses available for sale in the future and, accordingly, will continue to look to third-party providers to meet their temperature-controlled warehouse storage and service needs in related geographic markets. We believe that our ability to offer the most extensive and integrated network of high-quality temperature-controlled warehouses globally with value-added services and our long-standing relationships with leading cold chain participants will enable us to capitalize on this trend.
Well Positioned to Benefit from E-Commerce Growth
Our warehouse portfolio serves as a fundamental bridge between food producers and fulfillment centers - whether for online e-tailers or traditional brick and mortar retailers. We believe our ability to design, build and operate warehouses across the cold chain makes us an attractive storage solution for the growing e-tailer segment and positions us well to generate new relationships, drive growth and capture market share by increasing our presence in the e-commerce channel.
Expand Our Presence by Increasing Market Share for Other Temperature-Sensitive Product Types
Although we focus on providing temperature-controlled warehouse space to the food industry, we also store other forms of temperature-sensitive products, including pharmaceutical, floral and chemical products. As the rapid growth in e-commerce continues to increase the flow of products through the global distribution network, we believe our ability to provide comprehensive and consistent quality warehousing and value-added services at all points in the cold chain put us in a strong position to develop new relationships, drive growth and enhance market share with producers, distributors, retailers and e-tailers in other temperature-sensitive products. Additionally, we have the flexibility to store non-temperature-sensitive “dry” goods in our warehouses to the extent desirable.

Investments in Our Warehouses
We employ a strategic investment approach to maintain a high-quality portfolio of temperature-controlled warehouses to ensure that our warehouses meet the “mission-critical” role they serve in the cold chain. We have successfully modernized many of our warehouses to reduce our power costs and increase their competitive position through reliable temperature-control systems that can implement distinct temperature zones within the same warehouse. In addition, we use LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third-party efficiency reviews and real-time monitoring of energy consumption, rapid close doors and alternative-power generation technologies to improve the energy efficiency of our warehouses. We believe that our warehouses are well-maintained and in good operating condition.
Our Business Segments
We view and manage our business through three primary business segments—warehouse, third-party managed and transportation.
Our core business is our warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. In our warehouse segment, we collect rent and storage fees from customers to store their frozen and perishable food and other products within our real estate portfolio. We also provide our customers with handling and other warehouse services related to the products stored in our buildings that are designed to optimize their movement through the cold chain, such as the placement of food products for storage and preservation, the retrieval of products from storage upon customer request, case-picking, blast freezing, kitting and repackaging and other recurring handling services.
Under our third-party managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. We believe using our third-party management services allows our customers to increase efficiency, reduce costs, reduce supply-chain risks and focus on their core businesses. We also believe that providing third-party management services to many of our key customers underscores our ability to offer a complete and integrated suite of services across the cold chain.
In our transportation segment, we broker and manage transportation of frozen and perishable food and other products for our customers. Our transportation services include consolidation services (i.e., consolidating a customer’s products with those of other customers for more efficient shipment), freight under management services (i.e., arranging for and overseeing transportation of customer inventory) and dedicated transportation services, each designed to improve efficiency and reduce transportation and logistics costs to our customers. We provide these transportation services at cost plus a service fee or, in the case of our consolidation services, we charge a fixed fee.
For financial information concerning our geographic regions, refer to Note 21 of our consolidated financial statements included in this Annual Report of Form 10-K.
We also operate a limestone quarry on the land we own around our Carthage, Missouri warehouse, which contains substantial limestone deposits. We do not view the operation of the quarry as an integral part of our business.
Customers
Our global footprint enables us to efficiently serve over 2,600 customers consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 32 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment have been steady over the last three years, representing 61%, 61% and 61% of our total warehouse segment revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Each of these 25 largest customers has been in our network for the entirety of these periods.

The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2017:

				Network Utilization
	% of Warehouse Revenue (1)	# of Sites	Credit Rating (Moody's/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	8.8%	9	Baa2/BBB	✓	✓	✓	✓	✓	✓
Producer	6.4%	24	NR	✓	✓	✓	✓	✓
Producer	4.7%	17	Baa3/BBB-	✓	✓	✓		✓	✓
Producer	4.4%	23	Baa2/BBB	✓	✓	✓		✓	✓
Producer	3.5%	27	Baa2/BBB	✓	✓	✓		✓	✓
Producer	3.3%	16	Ba2/BB	✓	✓	✓	✓	✓	✓
Retailer	3.0%	3	NR	✓	✓	✓	✓	✓
Producer	2.3%	5	NR	✓	✓	✓		✓	✓
Producer	2.3%	17	Ba1/BBB-	✓	✓	✓		✓	✓
Retailer	2.3%	2	NR	✓	✓	✓		✓	✓
Producer	2.0%	25	Aa2/AA-	✓		✓		✓	✓
Producer	1.8%	7	A1/A+	✓	✓	✓		✓	✓
Producer	1.8%	28	B3/B	✓	✓	✓	✓	✓
Producer	1.7%	12	NR/BB-	✓	✓	✓	✓	✓	✓
Retailer	1.6%	3	B3/B-	✓		✓	✓	✓
Producer	1.6%	20	NR	✓		✓	✓	✓	✓
Producer	1.3%	19	NR	✓		✓	✓	✓
Producer	1.3%	9	Baa2/BBB	✓	✓	✓	✓	✓
Retailer	1.3%	8	Aa2/AA	✓	✓	✓	✓	✓	✓
Producer	1.1%	3	NR	✓				✓	✓
Producer	1.0%	3	Baa1/BBB+	✓				✓	✓
Retailer	0.9%	4	NR/B	✓	✓			✓	✓
Producer	0.8%	10	NR	✓	✓	✓		✓	✓
Retailer	0.7%	5	Baa1/BBB	✓		✓		✓
Retailer	0.7%	9	B1/B+	✓				✓	✓
Total	60.6%

(1)	Based on warehouse revenues for the last twelve months ended December 31, 2017.

(2)	Represents long-term issuer ratings as published in March 2018.

(3)	A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2017.

Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. On a portfolio-wide basis, physical occupancy rates and warehouse revenues are generally the lowest during May and June. Physical occupancy rates and warehouse revenues typically exhibit a gradual increase thereafter as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. In each year since 2015, we have generated the most revenues and our warehouses have experienced the highest occupancy levels in October or November. The involvement of our customers in a cross-section of the food industry mitigates, in part, the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Our southern hemisphere operations in Australia, New Zealand and Argentina also help balance the impact of seasonality in our global operations, as their growing and harvesting cycles are complementary to North America. Each of our warehouses sets its own operating hours based on demand, which is heavily driven by growing seasons and seasonal consumer demand for certain products.
Competition
In our industry, the principal competitive factors are warehouse location, warehouse size, breadth and interconnectivity of warehouse networks, quality, type of service and price. For refrigerated food customers, transportation costs are typically significantly greater than warehousing costs and, accordingly, location and transportation capabilities are major competitive factors. The size of a warehouse is important in part because large customers generally prefer to have all of their products needed to serve a given market in a single location and to have the flexibility to increase storage at that single location during seasonal peaks. In areas with direct local competition, customers generally will select a temperature-controlled warehouse based upon service level, price and the quality of the warehouse. In addition, some food producers and distributors attend to their own warehousing and distribution needs by either building or leasing warehouses, creating a private warehousing market which may compete with the public warehouse industry. Many customers, including those for whom private warehousing is a viable option, will select distribution services based upon service level and price, provided that an appropriate network of related storage facilities is available. The breadth and quality of information and integrated logistics management services provided are additional and increasingly important bases upon which we compete in the marketplace. In addition, we compete for the business of customers and potential customers who may choose to provide temperature-controlled warehousing in-house.
United States
Outside the five largest owners of temperature-controlled warehouses, the United States temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage Logistics, LLC, Preferred Freezer Services, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), AGRO Merchants Group, Interstate Warehousing, Cloverleaf Cold Storage and NewCold, in addition to numerous other local, regional and national temperature-controlled warehouse owners and operators.
Australia
Our main competitors in Australia are Emergent, A.B. Oxford and NewCold, which operate warehouses and service many of the Australian markets. Generally, our other competitors operate in only one region and do not compete in the retail market that comprises the majority of our revenues.

New Zealand
Our main competitor in New Zealand is PolarCold Stores, which operates an estimated nine warehouses and is the largest public warehouse operator in New Zealand. Polarcold Stores specializes in bulk storage and focuses on the commodity market with warehouses located near New Zealand’s ports. Generally, our other competitors also service the commodity market and operate in only one region.
Argentina
We have several competitors in the Buenos Aires market, which in the past tended to be smaller single-site operations or fragmented networks. While we are aware some operators are considering consolidating public warehouse facilities in Argentina, the greatest sources of competition in Argentina is the disproportionate number of producers (compared to the United States) that continue to in-source their temperature-controlled storage needs.
Employees
As of December 31, 2017, worldwide we employed approximately 11,000 people, approximately 53% of which were represented by various local labor unions and associations, and 85 of our 158 warehouses have unionized associates that are governed by 72 different collective bargaining agreements. Since January 1, 2016, we have successfully negotiated 43 collective bargaining agreements (which expired in 2016 and 2017 or were first contracts) without any work stoppages. We are currently negotiating two collective bargaining agreements, both of which have expired and under which we continue to operate by mutual consent while negotiations are finalized. We do not anticipate any disruption of services due to existing or anticipated contract negotiations.
During 2018, we anticipate renegotiating 12 collective bargaining agreements, covering associates at 21 warehouses, that have or will expire before the end of the year. We do not anticipate any workplace disruptions during this renewal process.
REGULATORY MATTERS
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or interpretation of such laws and regulations by agencies and the courts, occur frequently.
Environmental Matters
Our operations are subject to a wide range of environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, revocation of environmental permits or restrictions on our operations. Future changes in environmental laws or in the interpretation of those laws, including stricter requirements affecting our operations, could result in increased capital and operating costs, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects and, consequently, amounts available for distribution to our shareholders.
Food Safety Regulations
Most of our warehouses are subject to compliance with federal regulations regarding food safety. Under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the United States Food and

Drug Administration, or the FDA, requires us to register all warehouses in which food is stored and further requires us to maintain records of sources and recipients of food for purposes of food recalls.
The Food Safety Modernization Act, or FSMA significantly expanded the FDA’s authority over food safety, providing the FDA with new tools to proactively ensure the safety of the entire food system, including for example, new hazard analysis and preventive controls requirements, food safety planning, requirements for sanitary transportation of food, increased inspections and mandatory food recalls under certain circumstances. The most significant rule under the FSMA which impacts our business is the Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food rule. This rule requires a food facility to establish a food safety system that includes an analysis of hazards and the implementation of risk-based preventive controls, among other steps. This is in addition to requirements that we satisfy existing Good Manufacturing Practices with respect to the holding of foods, as set forth in FDA regulations. The USDA also grants to some of our warehouses “ID status,” which entitles us to handle products of the USDA. As a result of the regulatory framework from the FDA, the USDA and other local regulatory requirements, we subject our warehouses to periodic food safety audits which are for the most part carried out by ASI Food Safety Consultants, a third-party provider of such audits. In addition to meeting any applicable food safety, food facility registration and recordkeeping requirements, our customers often require us to perform food safety audits.
To the extent we fail to comply with existing food safety regulations or contractual obligations, or are required to comply with new regulations or obligations in the future, it could adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as the amount of funds available for distribution to our shareholders.
Occupational Safety and Health Act, or OSHA
Our properties are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. In addition, due to the amount of ammonia stored at some of our facilities, we are also subject to compliance with OSHA’s Process Safety Management of Highly Hazardous Chemicals standard and OSHA’s ongoing National Emphasis Program related to potential releases of highly hazardous chemicals. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses.
International Regulations
Our international facilities are subject to a number of local laws and regulations which govern a wide range of matters, including building, environmental, health and safety, hazardous substances and new organisms, waste minimization, as well as specific requirements for the storage of meat, dairy products, fish, poultry, agricultural and other products. Any products destined for export must also satisfy the applicable export requirements. A failure to comply with, or the cost of complying with, these laws and regulations could materially adversely affect our business, financial condition, liquidity, results of operations and prospects and, consequently the amounts available for distribution to our shareholders.

INSURANCE COVERAGE
We carry comprehensive general liability, fire, extended coverage, business interruption and umbrella liability coverage on all of our properties with limits of liability which we deem adequate. Similarly, we are insured against the risk of direct physical damage in amounts we believe to be adequate to reimburse us on a replacement basis for costs incurred to repair or rebuild each property, including loss of business profits during the reconstruction period. We also carry coverage for customers’ products in our warehouses that are damaged due to our negligence. The cost of all such insurance is passed through to customers as part of their regular rates for storage and handling.
We are self-insured for workers’ compensation and health insurance under a large-deductible program, meaning that we have accrued liabilities in amounts that we consider appropriate to cover losses in these areas. In addition, we maintain excess loss coverage to insure against losses in excess of the reserves that we have established for these claims in amounts that we consider appropriate. However, in the unlikely event that our loss experience exceeds our reserves and the limits of our excess loss policies, there could be material adverse effects on our business, financial condition, liquidity, results of operations and prospects.
We will not carry insurance for generally uninsured losses such as loss from riots or war; however, we do include coverage for risks across all programs for acts of terrorism. We carry earthquake insurance on our properties in areas known to be seismically active and flood insurance on our properties in areas known to be flood zones, in an amount and with deductibles which we believe are commercially reasonable. We also carry insurance coverage relating to cybersecurity incidents.

ITEM 1A. Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common shares could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Cautionary Note Concerning Forward-Looking Statements."
Risks Related to our Business and Operations
Our investments are concentrated in the temperature-controlled warehouse industry, and our business would be materially and adversely affected by an economic downturn in that industry.
Our investments in real estate assets are concentrated in the industrial real estate industry, specifically in temperature-controlled warehouses. This concentration exposes us to the risk of economic downturns in this industry to a greater extent than if our business activities included a more significant portion of other sectors of the real estate market. We are also exposed to fluctuations in the markets for the commodities and finished products that we store in our warehouses. For example, the demand for poultry and poultry products directly impacts the need for temperature-controlled warehouse space to store poultry and poultry products for our customers. Although our customers store a diverse product mix in our temperature-controlled warehouses, declines in demand for their products could cause our customers to reduce their inventory levels at our warehouses, which could reduce the storage and other fees payable to us and materially and adversely affect us.
Our temperature-controlled warehouses are concentrated in certain geographic areas, some of which are particularly susceptible to adverse local conditions.
Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 44.4% of our owned or leased warehouses are located in the states of Georgia, Pennsylvania, California, Wisconsin, Texas and Missouri, with approximately 8.7% in Georgia, 8.4% in California, 8.3% in Pennsylvania, 7.0% in Texas , 6.6% in Wisconsin, and 5.4% in Missouri (in each case, on a cubic-foot basis based on information as of December 31, 2017). We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Local conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.
Unfavorable market, economic and demographic conditions could have a material adverse effect on us.
Unfavorable market conditions in the areas in which we operate and unfavorable economic conditions in the United States and globally could have a material adverse effect on us. Specifically, our business operations are sensitive to the systemic impact of inflation, the availability and cost of credit, declines in the real estate market, increases in power costs and geopolitical issues. A severe or prolonged economic downturn, such as the most recent global financial crisis, may adversely impact the general availability of credit to businesses and could lead to a weakening of the U.S. and global economies. While it is difficult to determine the breadth and duration of any unfavorable market or economic conditions and the many ways in which they may affect our customers and our business in general, unfavorable market or economic conditions may result in:

•	changes in consumer trends and preferences for products we store in our warehouses;

•	customer defaults on their contracts with us;

•	reduced demand for our warehouse space;

•	increased vacancies at our warehouses and inability to retain our customers;

•	lower rates from, and economic concessions to, our customers;

•	our inability to raise capital on favorable terms, or at all, when desired;

•	decreased value of our properties and related impact on our ability to obtain attractive prices on sales or to obtain secured debt financing; and

•	illiquidity and decreased value of our short-term investments and cash deposits.
Although current global market and economic conditions have improved from the unprecedented decline of global economies experienced during the period from 2008 to 2012, concerns still exist regarding the systemic impact of global and domestic economic events, including geopolitical issues that may contribute to increased market volatility, uncertain expectations for the global economy and interest rate increases, which may reduce the availability of financing. Our business continues to be exposed to certain considerations that could hinder our future growth. The success of our business will be affected by general economic and market conditions, as well as by changes in laws, currency exchange controls, and national and international political, environmental and socio-economic circumstances. A downturn in the U.S. or global economy (or any particular segment thereof) could adversely affect our profitability, impede our ability to repay or refinance our existing obligations, and impair our ability to effectively sell properties on favorable terms in a timely manner or at all. Any of the foregoing events could result in substantial or total losses to our business in respect of certain properties, which will likely be exacerbated by the terms of our indebtedness.
We are exposed to risks associated with expansion and development, which could result in disappointing returns and unforeseen costs and liabilities.
We have engaged, and expect to continue to engage, in expansion and development activities with respect to certain of our properties. This will subject us to certain risks not present for acquisitions of existing properties (the risks of which are described below), including, without limitation, the following:

•
our pipeline of expansion and development opportunities are at various stages of discussion and consideration and, based on historical experiences, many of them may not be pursued or completed as contemplated or at all;

•	the availability and timing of financing on favorable terms or at all;

•
the availability and timely receipt of zoning and regulatory approvals, which could result in increased costs and could require us to abandon our activities entirely with respect to the warehouse for which we are unable to obtain permits or authorizations;

•
the cost and timely completion within budget of construction due to increased land, materials, labor or other costs (including risks beyond our control, such as weather or labor conditions, or material shortages), which could make completion of the warehouse or the expansion thereof uneconomical, and we may not be able to increase revenues to compensate for the increase in construction costs;

•	we may be unable to complete construction of a warehouse or the expansion thereof on schedule, resulting in increased debt service expense and construction costs;

•	the potential that we may expend funds on and devote management time and attention to projects which we do not complete;

•	a completed expansion project or a newly-developed warehouse may fail to achieve, or take longer than anticipated to achieve, expected occupancy rates, and may fail to perform as expected;

•	we may not be able to successfully integrate expanded or newly-developed properties; and

•
we may not be able to achieve targeted returns and budgeted stabilized returns on invested capital on our expansion and development opportunities due to the risks described above, and an expansion or development may not be profitable and could lose money.

These risks could create substantial unanticipated delays and expenses and, in certain circumstances, prevent the initiation or completion of expansion or development as contemplated or at all, any of which could materially and adversely affect us.
We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
Our ability to expand through acquisitions requires us to identify and complete acquisitions that are compatible with our growth strategy and to successfully integrate and operate these newly-acquired properties. We continually evaluate acquisition opportunities, but cannot guarantee that suitable opportunities currently exist or will exist in the future. Our ability to identify and acquire suitable properties on favorable terms and to successfully integrate and operate them may be constrained by the following risks:

•
we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•	we face competition from other potential acquirers that may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	we may incur significant costs and divert management’s attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

•
we may acquire properties that are not accretive to our operating and financial results upon acquisition, and we may be unsuccessful in integrating and operating such properties in accordance with our expectations;

•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to any debt used to finance the acquisition of such property;

•
we may discover unexpected items, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an acquisition opportunity after incurring expenses related thereto;

•
we may face opposition from governmental authorities or third parties alleging that potential acquisition transactions are anti-competitive, and as a result, we may have to spend a significant amount of time and expense to respond to related inquiries;

•	we may fail to obtain financing for an acquisition on favorable terms or at all;

•	we may be unable to make, or may spend more than budgeted amounts to make, necessary improvements or renovations to acquired properties;

•	we may spend more than budgeted amounts to meet customer specifications on a newly-acquired warehouse;

•	market conditions may result in higher than expected vacancy rates and lower than expected storage charges, rent or fees; or

•
we may, without any recourse, or with only limited recourse, acquire properties subject to liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
Our inability to identify and complete suitable property acquisitions on favorable terms or at all, or to integrate and operate newly-acquired properties to meet our financial, operational and strategic expectations, could have a material adverse effect on us.
We may be unable to successfully expand our operations into new markets.
If the opportunity arises, we may acquire or develop properties in new markets. In particular, we have determined to strategically grow our warehouse portfolio in attractive international markets. In addition to the risks described above under “—We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect” and “—We are exposed to risks associated with expansion and development, which could result in disappointing returns and unforeseen costs and liabilities,” the acquisition or development of properties in new markets will subject us to the risks associated with a lack of understanding of the related economy and unfamiliarity with government and permitting procedures. We will also not possess the same level of familiarity with the dynamics and market conditions of any new market that we may enter, which could adversely affect our ability to successfully expand and operate in such market. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding and operating in new, high-growth markets, it could have a material adverse effect on us.
We depend on certain customers for a substantial amount of our warehouse segment revenues.
During the year ended December 31, 2017 and 2016, our 25 largest customers in our warehouse segment contributed approximately 61% and 61%, respectively, of our warehouse segment revenues. As of December 31, 2017, we had one customer that accounted for at least 8.8% of our warehouse segment revenues and 11 customers that each accounted for at least 2% of our warehouse segment revenues. In addition, as of December 31, 2017, 39 of our warehouses were predominantly single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. While we have contracts with stated terms with certain of our customers, most of our contracts do not obligate our customers to use our warehouses or provide for fixed storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, while some of our warehouses are located in primary markets, others are located in secondary and tertiary markets that are specifically suited to the particular needs of the customer utilizing these warehouses. For example, our production advantaged warehouses typically serve one or a small number of customers. These warehouses are also generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction. If customers who utilize this type of warehouse, which may be located in remote areas, relocate their processing or production plants, default or otherwise cease to use our warehouses, then we may be unable to find replacement customers for these warehouses on favorable terms or at all or, if we find replacement customers, we may have to incur significant costs to reposition these warehouses for the replacement customers’ needs, any of which could have a material adverse effect on us.

Our customers could experience bankruptcy, insolvency or financial deterioration.
Our customers could experience a downturn in their businesses, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts or a decrease in their inventory levels with us and use of our services, without lowering our fixed costs, which could materially and adversely affect us.
If our customers are unable to comply with the terms of their contracts with us, we may be forced to modify these contracts on terms that are not favorable to us. Alternatively, customers may seek to cancel their contracts. Termination provisions in our contracts vary, but generally permit either party to terminate the contract upon a material breach by the counterparty and otherwise are specifically determined for each customer based on several factors. These include the volume of business involved, the readiness and quality of available capacity elsewhere and the customer’s internal constraints affecting its ability to move product. Cancellation of, or the failure of a customer to perform under, a contract could require us to seek replacement customers. There can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs.
A bankruptcy filing by or relating to any of our customers could prevent or delay us from collecting pre-bankruptcy obligations. In addition, to the extent that our customers have continuing obligations under any warehouse contract, the bankruptcy court might authorize the customer to reject and terminate its warehouse contract with us, or the bankruptcy trustee might pursue preferential payments made to us prior to a bankruptcy. In such instances, our claim for unpaid charges would likely not be paid in full, even if we have secured warehouseman’s liens on our customer’s assets. Additionally, any such lien may attach to products that are perishable or otherwise not readily saleable by us. Although we have in the past been deemed to have “critical vendor” status in certain bankruptcy filings, which resulted in our customer being able to pay us pre-bankruptcy obligations, there is no guarantee that we will be granted any such status in the future.
The bankruptcy, insolvency or financial deterioration of our customers, particularly our significant customers, could materially and adversely affect us.
The short-term nature and lack of fixed storage commitments of many of our customer contracts exposes us to certain risks that could have a material adverse effect on us.
For the year ended December 31, 2017, 41.4% of our warehouse segment revenues were generated from contracts with a fixed storage commitment or leases with customers. Annualized committed rent and storage revenues attributable to our fixed storage commitment contracts and leases as of December 31, 2017 equaled 38.7% of our total warehouse segment rent and storage revenues for the year ended December 31, 2017.
Our customer contracts that do not contain fixed storage commitments typically do not require our customers to utilize a minimum number of pallet positions or provide for guaranteed fixed payment obligations from any customers to us. As a result, most of our customers may discontinue or otherwise reduce their use of our warehouses or other services in their discretion at any time, without lowering our fixed costs, which could have a material adverse effect on us.
The storage and other fees we generate from customers with month-to-month warehouse rate agreements may be adversely affected by declines in market storage and other fee rates more quickly than with respect to our contracts that contain stated terms. There also can be no assurance that we will be able to retain any customers upon the expiration of their contracts (whether month-to-month warehouse rate agreements or contracts) or leases. If we cannot retain our customers, or if our customers that are not party to contracts with fixed storage commitments elect not to store goods in our warehouses, we may be unable to find replacement customers on favorable terms or at all or on a timely basis and we may incur significant expenses in obtaining replacement customers and repositioning warehouses to meet their needs. Any of the foregoing could materially and adversely affect us.
We have limited experience operating as a publicly traded REIT.
We have limited experience operating as a publicly traded REIT. As a publicly traded REIT, we will be required to develop and implement substantial control systems, policies and procedures in order to maintain our REIT qualification and satisfy our periodic SEC reporting, SEC compliance and NYSE listing requirements. We cannot assure you that our management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company as a publicly traded REIT. Any difficulty we have in operating as a publicly traded REIT in compliance with these requirements could subject us to significant fines, sanctions and other liabilities and jeopardize our status as a REIT or as a public company listed on the NYSE, which could materially and adversely affect us.
Our systems may not be adequate to support our growth.
We can provide no assurance that we will be able to adapt our portfolio management, administrative, accounting, information technology and operational systems to support any growth we may experience. Our failure to oversee our current portfolio of properties or any future acquisitions, expansions, developments or capital improvements could materially and adversely affect us.
Competition in our markets may increase over time if our competitors open new warehouses.
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations. In recent years, our competitors, including Lineage Logistics, LLC, Preferred Freezer Services, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), AGRO Merchants Group, Interstate Warehousing, Cloverleaf Cold Storage, NewCold, Emergent, A.B. Oxford and PolarCord Stores have added, through construction and development, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.

We are subject to additional risks with respect to our current and potential international operations and properties.
As of December 31, 2017, we owned or had a leasehold interest in 14 temperature-controlled warehouses outside the United States, and we managed four warehouses outside the United States on behalf of third parties. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. Specifically, we are targeting attractive growth opportunities for temperature-controlled warehouses in international markets in Asia and

Europe. However, there is no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties could be affected by factors peculiar to the laws and business practices of the jurisdictions in which our warehouses are located. These laws and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•
enactment of laws relating to the international ownership of real property or mortgages and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest and changes in international, national or local governmental or economic conditions;

•
the willingness of U.S. or international lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of secured and unsecured debt resulting from varying governmental economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries;

•	general political and economic instability;

•
potential liability under the Foreign Corrupt Practices Act of 1977, as amended, which generally prohibits U.S. companies and their intermediaries from bribing or making other prohibited payments to non-U.S. officials for the purpose of obtaining or retaining business or other benefits;

•	our limited experience and expertise in foreign countries relative to our experience and expertise in the United States;

•	restrictions on our ability to repatriate earnings generated from our international operations and adverse tax consequences in the applicable jurisdictions, such as double taxation; and

•
potential liability under, and costs of complying with, more stringent environmental laws or changes in the requirements or interpretation of existing laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States.

If any of the foregoing risks were to materialize, they could materially and adversely affect us.

Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations.
Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are generated in the local currency of each of the countries in which the properties are located. Fluctuations in exchange rates between these currencies and the U.S. dollar will therefore give rise to non-U.S. currency exposure, which could materially and adversely affect us. We may attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements where it is practical to do so and where such hedging arrangements are available. These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. We cannot assure you that our efforts will successfully mitigate our currency risks. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

The Argentine foreign exchange market is subject to controls, which may adversely affect our ability to repatriate the revenues we derive from our Argentine operations.
Since December 2001, different Argentine government administrations have established and implemented various restrictions on foreign currency transfers, including certain restrictions on the ability to repatriate earnings from Argentina. Although in December 2015, the Macri administration eliminated or otherwise reduced many of such restrictions, we cannot assure you that such measures will not be implemented in the future again.
The impact that these current measures will have on the Argentine economy and on us is still uncertain. We cannot assure you that the current regulations will not be amended, or that no new regulations will be enacted in the future imposing other limitations on funds flowing into and out of the Argentine foreign exchange market. Any such new measures, as well as any additional regulations and/or restrictions, could materially and adversely affect our ability to repatriate the revenues we derive from our Argentine operations or transfer funds abroad.
In the future, we cannot rule out a less favorable international economic environment, lack of stability and competitiveness of the Argentine currency against other foreign currencies, a lower level of confidence among consumers and foreign and domestic investors, a higher inflation rate or future political uncertainties, among other factors. In case any such circumstances occur, it could materially and adversely affect the results of our operations in Argentina.
We depend on key personnel and specialty personnel, and a deterioration of employee relations could harm our business and operating and financial results.
Our success following the IPO depends to a significant degree upon the continued contributions of certain key personnel, including Fred Boehler and Marc Smernoff, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating and financial results could suffer. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. Our ability to retain our management group or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key members of our management team or a limitation of their availability could materially and adversely affect us.
We also believe that our future success, particularly in international markets, will depend in large part upon our ability to hire and retain highly skilled managerial, investment, financing, operational and marketing personnel. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our employees are contributing factors to our ability to maximize our income and to achieve the highest sustainable storage levels at each of our warehouses. We may be unsuccessful in attracting and retaining such skilled personnel. In addition, our temperature-controlled warehouse business depends on the continued availability of skilled personnel with engineering expertise and experience. Competition for such personnel is intense, and we may be unable to hire and retain such personnel.
Wage increases driven by U.S. federal, state and local legislation and competitive pressures on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
Our hourly U.S. employees are typically paid wage rates above the applicable U.S. federal, state or local minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly employees above the applicable U.S. federal, state or local minimum wage. If we are unable to continue paying our hourly employees above the applicable U.S. federal, state or local minimum wage, we may be unable to hire and retain qualified personnel. The U.S. federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various U.S. federal, state and local legislators have proposed or enacted significant changes to the minimum wage requirements. For example, certain local or regional governments in places such as Chicago, Los Angeles, Seattle, San Francisco, Portland and New York have approved phased-in increases that eventually will take their minimum wage to as high as $15.00 per hour. If similar increases were to occur in additional markets in which we operate, our operating margins would be negatively affected unless we are able to increase our rent, storage fees and handling fees in order to pass increased labor costs on to our customers.
Competitive pressures may also require that we enhance our pay and benefits package to compete effectively for such personnel (including costs associated with health insurance coverage or workers’ compensation insurance). If we fail to attract and retain qualified and skilled personnel, we could be materially and adversely affected.
We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.
Certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2017, worldwide, we employed approximately 11,000 people, approximately 53% of which were represented by various local labor unions, and 85 of our 158 warehouses have unionized associates that are governed by 72 different collective bargaining agreements. Unlike owners of industrial warehouses, we hire our own workforce to handle and store items for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our work force becomes unionized, we could be materially and adversely affected. Since January 1, 2016, we have successfully negotiated 41 collective bargaining agreements (which expired in 2016 and 2017 or were first contracts) without any work stoppages. We are currently negotiating two collective bargaining agreements, both of which have expired and which we continue to operate by mutual consent while negotiations are finalized. If we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.
Power costs may increase or be subject to volatility, which could result in increased costs that we may be unable to recover.
Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For the years ended December 31, 2017 and 2016, power costs in our warehouse segment accounted for 9.1% and 9.4%, respectively, of the segment’s operating expenses. We have implemented programs across our warehouses to reduce overall consumption and to reduce consumption at peak demand periods, when power prices are typically highest. However, there can be no assurance that these programs will be effective in reducing our power consumption.
We have entered into, or may in the future enter into, fixed price power purchase agreements in certain deregulated markets whereby we contract for the right to purchase an amount of electric capacity at a fixed rate per kilowatt. These contracts do not obligate us to purchase any minimum amounts but would require negotiation if our capacity requirements were to materially differ from historical usage or exceed the thresholds agreed upon. For example, exceeding these thresholds could have an adverse impact on our incremental power purchase costs if we were to be unable to obtain favorable rates on the incremental purchases.
If the cost of electric power to operate our warehouses increases dramatically or fluctuates widely and we are unable to pass such costs through to customers, we could be materially and adversely affected.

We could experience power outages or breakdowns of our refrigeration equipment.
Our warehouses are subject to electrical power outages and breakdowns of our refrigeration equipment. We attempt to limit exposure to such occasions by using backup generators and power supplies, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility, and by conducting regular maintenance and upgrades to our refrigeration equipment. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages that last beyond our backup and alternative power arrangements and refrigeration equipment breakdowns would harm our customers and our business. During power outages and refrigeration equipment breakdowns, changes in humidity and temperature could spoil or otherwise contaminate the frozen and perishable food and other products stored by our customers. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. Any of the foregoing could have a material adverse effect on us.
We may incur liabilities or harm our reputation as a result of quality-control issues associated with our warehouse storage and other services.
We store frozen and perishable food and other products. Product contamination, spoilage, other adulteration, product tampering or other quality control issues could occur at any of our temperature-controlled warehouses or during the transportation of these products, which could cause our customers to lose all or a portion of their inventory. We could be liable for the costs incurred by our customers as a result of the lost inventory, and we also may be subject to liability, which could be material, if any of the frozen and perishable food products we stored or transported caused injury, illness or death. The occurrence of any of the foregoing may negatively impact our brand and reputation and otherwise have a material adverse effect on us.
Our temperature-controlled warehouse infrastructure may become obsolete or unmarketable and we may not be able to upgrade our equipment cost-effectively or at all.
The infrastructure at our temperature-controlled warehouses may become obsolete or unmarketable due to the development of, or demand for, more advanced equipment or enhanced technologies. In addition, our information technology platform pursuant to which we provide inventory management and other services to our customers may become outdated. When customers demand new equipment or technologies, the cost could be significant and we may not be able to upgrade our warehouses on a cost-effective basis in a timely manner, or at all, due to, among other things, increased expenses to us that cannot be passed on to customers or insufficient resources to fund the necessary capital expenditures. The obsolescence of our infrastructure or our inability to upgrade our warehouses would likely reduce warehouse segment revenues, which could have a material adverse effect on us.

We hold leasehold interests in 26 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.
As of December 31, 2017, we held leasehold interests in 26 of our warehouses. These leases expire (taking into account our extension options) from June 2018 to August 2050, and had a weighted-average remaining term of 21 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.
We and our customers face risks relating to cybersecurity attacks that could cause loss of confidential information and other business disruptions.
We rely extensively on computer systems to manage our business and the services we provide to our customers. As a result, our business is at risk from, and may be impacted by, cybersecurity attacks. These could include attempts to gain unauthorized access to our data and computer systems. Attacks can be both individual and highly organized attempts planned by very sophisticated hacking organizations. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, customers and vendors. A successful attack could disrupt and affect our business operations, damage our reputation and result in significant remediation and litigation costs. Similarly, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or in their reputation resulting from a cybersecurity attack could indirectly impact our business operations.
Our properties are designed specifically for use as temperature-controlled warehouses, which could make it difficult for us to reposition or sell these properties.
Our properties are highly specialized temperature-controlled warehouses, many of which are located in secondary or tertiary markets. Such warehouses are often custom-designed to meet specific customer needs. As a result, our warehouses are not well-suited for uses other than temperature-controlled storage. Major renovations and expenditures would be required to convert our temperature-controlled warehouses for most other uses. In the event we experience a significant decline in demand for temperature-controlled storage at any of our warehouses, it could be difficult to reposition or sell these properties on favorable terms, or at all, and the value of our temperature-controlled warehouses may be impaired due to the costs of reconfiguring our temperature-controlled warehouses for alternative purposes and the removal or modification of the specialized systems and equipment, any of which could have a material adverse effect on us.

We depend on third-party trucking service providers to provide transportation services to our customers, and any delays or disruptions in providing these transportation services, or damages caused to products during transportation, could have a material adverse effect on us.
We offer transportation services to our customers primarily on a brokerage basis and do not own meaningful transportation assets, such as trucks or containers. We depend on third-party trucking service providers to provide refrigerated transportation services to our customers. We do not have exclusive or long-term contractual relationships with any of these third-party trucking service providers, and we can provide no assurance that our customers will have uninterrupted or unlimited access to their transportation assets or services. Any delays or disruptions in providing these transportation services to our customers could reduce the confidence our customers have in our ability to provide transportation services and could impair our ability to retain existing customers or attract new customers. Moreover, in connection with any such delays or disruptions, or if customers’ products are damaged or destroyed during transport, we could incur financial obligations or be subject to lawsuits by our customers. Any of these risks could have a material adverse effect on us.
We will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time and attention to compliance efforts.
We will continue to incur significant legal, accounting, insurance and other expenses as a result of becoming a public company. As a public company with listed equity securities, we need to comply with new laws, regulations and requirements, including the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, related regulations of the SEC and requirements of the NYSE, with which we were not required to comply as a private company. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, operations and financial statements. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting.
Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to report annually on the effectiveness of our internal control over financial reporting. Substantial work on our part is required to implement appropriate processes, document the system of internal control over key processes, assess their design, remediate any deficiencies identified and test their operation. This process is expected to be both costly and challenging.
These reporting and other obligations place significant demands on our management and our administrative, operational and accounting resources and will cause us to continue to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and other controls, reporting systems and procedures. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to public companies could be impaired.
If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately determine or disclose our financial results. As a result, our shareholders could lose confidence in our financial results.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports. We may in the future discover areas of our internal control over financial reporting that need improvement. We cannot be certain that we will be successful in implementing or maintaining an effective system of internal control over financial reporting, or that material weaknesses or significant deficiencies will not be identified in the future. Furthermore, the existence of a material weakness or significant deficiency in our internal control over financial reporting would require our management to devote significant time and attention and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness or significant deficiency in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause shareholders to lose confidence in our reported financial information, which could materially and adversely affect us and lead to a significant decline in the market price of our common shares.
We participate in multiemployer pension plans administered by labor unions. To the extent we withdraw from participation in any of these plans, we could face withdrawal liability from our participation therein.
As of December 31, 2017, we participated in seven multiemployer pension plans administered by labor unions representing some of our U.S. employees. Approximately half of our employees were participants in such multiemployer pension plans as of December 31, 2017. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our consolidated statement of income and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $319.3 million as of December 31, 2017, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $289.0 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.
In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could agree to discontinue participation in one or more plans, and in that event we could face a withdrawal liability. Additionally, we could be treated as withdrawing from a plan if the number of our employees participating in the plan is reduced to a certain degree over certain periods of time.
Some multiemployer pension plans, including ones in which we participate, are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability. Additionally, changes to multiemployer pension plan laws and regulations could increase our potential cost of withdrawing from one or more multiemployer pension plans.

General Risks Related to the Real Estate Industry
Our performance and value are subject to economic conditions affecting the real estate market, temperature-controlled warehouses in particular, as well as the broader economy.
Our performance and value depend on the amount of revenues earned, as well as the expenses incurred, in connection with operating our warehouses. If our temperature-controlled warehouses do not generate revenues and operating cash flows sufficient to meet our operating expenses, including debt service and capital expenditures, we could be materially and adversely affected. In addition, there are significant expenditures associated with our real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the revenues from our warehouses. Accordingly, our expenditures may stay constant, or increase, even if our revenues decline. The real estate market is affected by many factors that are beyond our control, and revenues from, and the value of, our properties may be materially and adversely affected by:

•	changes in the national, international or local economic climate;

•	availability, cost and terms of financing;

•	the attractiveness of our properties to potential customers;

•	inability to collect storage charges, rent and other fees from customers;

•	the ongoing need for, and significant expense of, capital improvements and addressing obsolescence in a timely manner, particularly in older structures;

•	changes in supply of, or demand for, similar or competing properties in an area;

•	customer retention and turnover;

•	excess supply in the market area;

•	financial difficulties, defaults or bankruptcies by our customers;

•	changes in operating costs and expenses and our ability to control rates;

•
changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions, newly discovered environmental conditions and retained liabilities for such conditions;

•	changes in interest rates or other changes in monetary policy;

•	disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism and political instability; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, would result in a general decrease in rates or an increased occurrence of defaults under existing contracts, which could materially and adversely affect us. For these and other reasons, we cannot assure you that we will be able to achieve our business objectives.

Illiquidity of real estate investments, particularly our specialized temperature-controlled warehouses, could significantly impede our ability to respond to adverse changes in the performance of our business and properties.
Real estate investments are relatively illiquid, and given the specialized nature of our business, our temperature-controlled warehouses may be more illiquid than other real estate investments. This illiquidity is driven by a number of factors, including the specialized and often customer specific design of our warehouses, the relatively small number of potential purchasers of temperature-controlled warehouses and the location of many of our warehouses in secondary or tertiary markets. As a result, we may be unable to complete an exit strategy or quickly sell properties in our portfolio in response to adverse changes in the performance of our properties or in our business generally. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time it would take to complete the sale of any such property. Such sales might also require us to expend funds to mitigate or correct defects to the property or make changes or improvements to the property prior to its sale. The ability to sell assets in our portfolio is also restricted by certain covenants in our mortgage loan agreements and other credit agreements. Code requirements relating to our status as a REIT may also limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
We could experience uninsured or underinsured losses relating to our warehouses and other assets, including our real property.
We carry insurance coverage on all of our properties in an amount that we believe adequately covers any potential casualty losses. However, there are certain losses, including losses from floods, earthquakes, acts of war or riots, that we are not generally insured against or that we are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In addition, changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not covered by insurance (in part or at all), the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties. Any such losses could materially and adversely affect us. In addition, we may have no source of funding to repair or reconstruct the damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future on favorable terms or at all.
In the event of a fire, flood or other occurrence involving the loss of or damage to stored products held by us but belonging to others, we may be liable for such loss or damage. Although we have an insurance program in effect, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies. A number of our properties are located in areas that are known to be subject to earthquake activity, such as California, Washington, Oregon and New Zealand, or in flood zones, such as Appleton, Wisconsin and Roanoke, Virginia, in each case exposing them to increased risk of casualty.
If we or one or more of our customers experiences a loss for which we are liable and that loss is uninsured or exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
We are self-insured for workers’ compensation and health insurance under a large deductible program, meaning that we have accrued liabilities in amounts that we consider appropriate to cover losses in these areas. In addition, we maintain excess loss coverage to insure against losses in excess of the reserves that we have established for these claims in amounts that we consider appropriate. However, in the event that our loss experience exceeds our reserves and the limits of our excess loss policies, we could be materially and adversely affected.

We may not be reimbursed for increases in operating expenses and other real estate costs.
We may be limited in our ability to obtain reimbursement from customers under existing warehouse contracts for any increases in operating expenses such as electricity charges, maintenance costs, taxes, including real estate and income taxes, or other real estate-related costs. Unless we are able to offset any unexpected costs with sufficient revenues through new warehouse contracts or customers, increases in these costs would lower our operating margins and could materially and adversely affect us.
We could incur significant costs related to environmental conditions and liabilities.
Our operations are subject to a wide range of environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, the revocation of environmental permits or restrictions on our operations. Future changes in environmental laws, or in the interpretation of those laws, including potential future climate change regulations, such as those affecting electric power providers or regulations related to the control of greenhouse gas emissions, or stricter requirements affecting our operations could result in increased capital and operating costs, which could materially and adversely affect us.
Under various U.S. federal, state and local environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, commonly known as CERCLA, or the Superfund law, a current or previous owner or operator of real property may be liable for the entire cost of investigating, removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire cleanup cost. We may also be subject to environmental liabilities under the regulatory regimes in place in the other countries in which we operate.
The presence of hazardous or toxic substances on our properties, or the failure to properly remediate contaminated properties, could give rise to liens in favor of the government for failure to address the contamination, or otherwise adversely affect our ability to sell or lease properties or borrow using our properties as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or our businesses may be operated.
Under environmental laws, a property owner or operator is subject to compliance obligations, potential government sanctions for violations or natural resource damages, claims from private parties for cleanup contribution or other environmental damages and investigation and remediation costs. In connection with the acquisition, ownership or operation of our properties, we may be exposed to such costs. The cost of resolving environmental, property damage or personal injury claims, of compliance with environmental regulatory requirements, of paying fines, or meeting new or stricter environmental requirements or of remediating contaminated properties could materially and adversely affect us.
Nearly all of our properties have been the subject of environmental assessments conducted by environmental consultants at some point in the past. Most of these assessments have not included soil sampling or subsurface investigations. Many of our older properties have not had asbestos surveys. In many instances, we have not conducted further investigations of environmental conditions disclosed in these environmental assessments nor can we be assured that these environmental assessments have identified all potential environmental liabilities associated with our properties. Material environmental conditions, liabilities or compliance concerns may have arisen or may arise after the date of the environmental assessments on our properties. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose new material environmental obligations or costs, including the potential effects of climate change or new climate change regulations, (ii) we will not incur material liabilities in connection with both known and undiscovered environmental conditions arising out of past activities on our properties or (iii) our properties will not be materially and adversely affected by the operations of customers, by environmental impacts or operations on neighboring properties (such as releases from underground storage tanks), or by the actions of parties unrelated to us.
In the future, our customers may demand lower indirect emissions associated with the storage and transportation of frozen and perishable foods, which could lead customers to seek temperature-controlled storage from our competitors. Further, such demand could require us to implement various processes to reduce emissions from our operations in order to remain competitive, which could materially and adversely affect us.
We could incur significant costs under environmental laws relating to the presence and management of asbestos, ammonia and underground storage tanks.
Environmental laws in the United States require that owners or operators of buildings containing asbestos properly manage asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is damaged, is decayed, poses a health risk or is disturbed during building renovation or demolition. These laws impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos and other toxic or hazardous substances. Some of our properties may contain asbestos or asbestos-containing building materials.
Most of our warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency, or the EPA. Releases of ammonia occur at our warehouses from time to time, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of employees or third parties, and terrorist acts could result in a significant release of ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. For example, in 2015, we identified, and reported when required, ammonia releases across refrigeration systems in six of our facilities. These releases resulted in no significant property damage. In 2016, we identified, and reported when required, ammonia releases across refrigeration systems in eight of our facilities. These releases resulted in no significant property damage. Ammonia exposure can also cause damage to our customers’ goods stored with us. In June 2015, a release of ammonia occurred at our Dallas, Texas warehouse, resulting in exposure to over 13,000 pallets of customer goods. Although we cannot predict the extent of our liabilities as a result of these incidents, we expect any related product damage claims to be covered by insurance subject to applicable deductibles. Although our warehouses have risk management programs required by the Occupational Safety and Health Act of 1970, as amended, or OSHA, the EPA and other regulatory agencies in place, we could incur significant liability in the event of an unanticipated release of ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such ammonia releases in a timely fashion.
Environmental laws and regulations subject us and our customers to liability in connection with the storage, handling and use of ammonia and other hazardous substances utilized in our operations. Our warehouses also may have under-floor heating systems, some of which utilize ethylene glycol, petroleum compounds, or other hazardous substances; releases from these systems could potentially contaminate soil and groundwater.

In addition, some of our properties have been operated for decades and have known or potential environmental impacts. Other than in connection with financings, we have not historically performed regular environmental assessments on our properties, and we may not do so in the future. Many of our properties contain, or may in the past have contained, features that pose environmental risks including underground tanks for the storage of petroleum products and other hazardous substances as well as floor drains and wastewater collection and discharge systems, hazardous materials storage areas and septic systems. All of these features create a potential for the release of petroleum products or other hazardous substances. Some of our properties are adjacent to or near properties that have known environmental impacts or have in the past stored or handled petroleum products or other hazardous substances that could have resulted in environmental impacts to soils or groundwater that could affect our properties. In addition, former owners, our customers, or third parties outside our control (such as independent transporters) have engaged, or may in the future engage, in activities that have released or may release petroleum products or other hazardous substances on our properties. Any of these activities or circumstances could materially and adversely affect us.
Our insurance coverage may be insufficient to cover potential environmental liabilities.
We maintain a portfolio environmental insurance policy that provides coverage for sudden and accidental environmental liabilities, subject to the policy’s coverage conditions, deductibles and limits, for most of our properties. There is no assurance that future environmental claims will be covered under these policies or that, if covered, the loss will not exceed policy limits. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield an attractive risk-adjusted return. In such an instance, we factor the estimated costs of environmental investigation, cleanup and monitoring into the net cost. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. A failure to accurately estimate these costs, or uninsured environmental liabilities, could materially and adversely affect us.
Our properties may contain or develop harmful molds or have other air quality issues, which could lead to financial liability for adverse health effects to our employees or third parties, and costs of remediating the problem.
Our properties may contain or develop harmful molds or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, poor equipment maintenance, chemical contamination from indoor or outdoor sources and other biological contaminants, such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants present above certain levels can cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property, to reduce indoor moisture levels, or to upgrade ventilation systems to improve indoor air quality. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our employees, our customers, employees of our customers and others if property damage or health concerns arise.

Costs of complying with governmental laws and regulations could adversely affect us and our customers.
The food industry in all jurisdictions in which we operate is subject to numerous government standards and regulations. While we believe that we are currently in compliance with all applicable government standards and regulations, there can be no assurance that all of our warehouses or our customers’ operations are currently in compliance with, or will be able to comply in the future with, all applicable standards and regulations or that the costs of compliance will not increase in the future.

All real property and the operations conducted on real property are subject to governmental laws and regulations relating to environmental protection and human health and safety. Our customers’ ability to operate and to satisfy their contractual obligations, including those made to us, may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations could increase their operating costs, result in fines or impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contamination, regardless of fault or whether the acts causing the contamination were legal.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards in the future. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require that we or our customers incur material expenditures. In addition, there are various governmental fire, health, safety and similar regulations with which we and our customers may be required to comply and which may subject us and our customers to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages imposed on our customers or us could directly or indirectly have a material adverse effect on us. In addition, changes in these governmental laws and regulations, or their interpretation by agencies and courts, could occur.
The Americans with Disabilities Act of 1990, as amended, or the ADA, generally requires that public buildings, including portions of our warehouses, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our warehouses, including the removal of access barriers, it could materially and adversely affect us.
Our properties are subject to regulation under OSHA, which requires employers to protect employees against many workplace hazards, such as exposure to harmful levels of toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by other jurisdictions in which we operate is substantial and any failure to comply with these regulations could expose us to penalties and potentially to liabilities to employees who may be injured at our warehouses, any of which could be material. Furthermore, any fines or violations that we face under OSHA could expose us to reputational risk.
We face ongoing litigation risks which could result in material liabilities and harm to our business regardless of whether we prevail in any particular matter.
We are a large company operating in multiple U.S. and international jurisdictions, with thousands of employees and business counterparts. As such, there is an ongoing risk that we may become involved in legal disputes or litigation with these parties or others. The costs and liabilities with respect to such legal disputes may be material and may exceed our amounts, if any, accrued for such liabilities and costs. In addition, our defense of legal disputes or resulting litigation could result in the diversion of our management’s time and attention from the operation of our business, each of which could impede our ability to achieve our business objectives. Some or all of the amounts we may be required to pay to defend or to satisfy a judgment or settlement of any or all of our disputes and litigation may not be covered by insurance.
We face risks stemming from our partial ownership interests in certain properties which could materially and adversely affect the value of our joint venture investments.
We own an interest in one of our properties indirectly through an investment in a joint venture with a third party. We also made an investment in the China JV. In the future, we may make additional investments through joint venture investment vehicles. These investments involve risks not present in investments where a third party is not involved, including the possibility that:

•	we and a co-venturer or partner may reach an impasse on a major decision that requires the approval of both parties;

•
we may not have exclusive control over the development, financing, management and other aspects of the property or joint venture, which may prevent us from taking actions that are in our best interest but opposed by a co-venturer or partner;

•	a co-venturer or partner may at any time have economic or business interests or goals that are or may become inconsistent with ours;

•
a co-venturer or partner may encounter liquidity or insolvency issues or may become bankrupt, which may mean that we and any other remaining co-venturers or partners generally would remain liable for the joint venture’s liabilities;

•
a co-venturer or partner may be in a position to take action contrary to our instructions, requests, policies or investment objectives, including our current policy with respect to maintaining our qualification as a REIT under the Code;

•	a co-venturer or partner may take actions that subject us to liabilities in excess of, or other than, those contemplated;

•
in certain circumstances, we may be liable for actions of our co-venturer or partner, and the activities of a co-venturer or partner could adversely affect our ability to qualify as a REIT, even if we do not control the joint venture;

•	our joint venture agreements may restrict the transfer of a co-venturer’s or partner’s interest or otherwise restrict our ability to sell the interest when we desire or on advantageous terms;

•
our joint venture agreements may contain buy-sell provisions pursuant to which one co-venturer or partner may initiate procedures requiring the other co-venturer or partner to choose between buying the other co-venturer’s or partner’s interest or selling its interest to that co-venturer or partner;

•
if a joint venture agreement is terminated or dissolved, we may not continue to own or operate the interests or investments underlying the joint venture relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership; or

•
disputes between us and a co-venturer or partner may result in litigation or arbitration that could increase our expenses and prevent our management from focusing their time and attention on our business.

Any of the above could materially and adversely affect the value of our current joint venture investment or any future joint venture investments and potentially have a material adverse effect on us.

Risks Related to Our Debt Financings
We have a substantial amount of indebtedness that may limit our financial and operating activities.
As of December 31, 2017, on a pro forma basis after giving effect to the IPO and related transactions and the use of the net proceeds from those transactions, we had approximately $1.6 billion of total consolidated indebtedness outstanding and borrowing capacity under our 2018 Senior Secured Revolving Credit Facility of $450.0 million less approximately $33.8 million to backstop certain outstanding letters of credit. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.
Payments of principal and interest on indebtedness may leave us with insufficient cash resources to operate our properties or to pay distributions to our shareholders at expected levels. Our substantial outstanding indebtedness could have other material and adverse consequences, including, without limitation, the following:

•	our cash flows may be insufficient to meet our required principal and interest payments;

•
we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to capitalize upon acquisition opportunities, fund capital improvements or meet operational needs;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms or in violation of certain covenants to which we may be subject;

•
we may default on our indebtedness by failing to make required payments or violating covenants, which would entitle holders of such indebtedness and other indebtedness with a cross-default provision to accelerate the maturity of their indebtedness and, if such indebtedness is secured, to foreclose on our properties that secure their loans;

•	we may be unable to effectively hedge floating rate debt with respect to our Senior Secured Credit Facilities or any successor facilities thereto;

•	we are required to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our operating and financial flexibility;

•	our vulnerability to general adverse economic and industry conditions may be increased; and

•	we may be subject to greater exposure to increases in interest rates for our variable-rate debt and to higher interest expense on future fixed rate debt.
If any one of these events were to occur, we could be materially and adversely affected. In addition, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could materially and adversely affect our ability to meet the REIT distribution requirements imposed by the Code.
We are dependent on external sources of capital, the continuing availability of which is uncertain.
In order to qualify as a REIT, we are required each year to distribute to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains), and we are subject to tax to the extent our REIT taxable income is not fully distributed. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund all of our future capital needs, including capital for acquisitions, development activities and recurring and non-recurring capital improvements, from operating cash flow. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain additional financing on favorable terms or at all when needed. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating and financial restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and anticipated results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our common shares. If we cannot obtain sufficient capital on favorable terms when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary for us to qualify as a REIT (which would expose us to significant penalties and corporate-level taxation), or fund our other business needs, which could have a material adverse effect on us.
Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2017, on a pro forma basis after giving effect to the IPO and the use of the net proceeds from the IPO, we had $922.8 million of our outstanding consolidated indebtedness that is variable-rate debt, and we may continue to incur variable-rate debt in the future. Increases in interest rates on such debt would raise our interest costs, reduce our cash flows and reduce our ability to make distributions to our shareholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
Our existing indebtedness contains, and any future indebtedness is likely to contain, covenants that restrict our ability to engage in certain activities.
Following the IPO, our indebtedness outstanding requires, and our future indebtedness is likely to require, us to comply with a number of financial covenants, as well as operational covenants, such as covenants with respect to leverage, interest coverage ratios, borrowing base requirements, incurrence of secured and unsecured indebtedness, creating liens upon our assets, making of certain distributions and investments, engaging in certain strategic transactions, engaging in transactors with our affiliates, disposing of certain assets, amending our organizational documents and other matters. The financial covenants under our 2018 Senior Secured Credit Facilities include a maximum leverage ratio, a minimum borrowing base coverage ratio, a minimum fixed charge coverage ratio, a minimum borrowing base debt service coverage ratio, a minimum tangible net worth requirement and a maximum recourse secured debt ratio. These covenants may limit our ability to engage in certain transactions that may be in our best interests. In order to be able to make distributions to our shareholders, we must be in compliance with certain financial covenants and there may not be an event of default under such indebtedness. Our failure to meet the covenants could result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and other indebtedness with a cross-default provision as well as foreclosure upon any of our assets that secure such indebtedness, including equity interests in certain of our subsidiaries and in certain of our real property securing such indebtedness. If any of our assets, including equity interests in certain of our subsidiaries and real property, are foreclosed upon by lenders, or if we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be materially and adversely affected.
As of December 31, 2017, a total of 61 of our warehouses were financed under mortgage loans grouped into two pools. Certain covenants in the mortgage loan agreements place limits on our use of the cash flows associated with each pool, and place other restrictions on our use of the assets included within each pool. In particular, if our subsidiaries that are borrowers under these mortgage loans fail to maintain certain cash flow minimums or a debt service coverage ratio, the cash generated by those subsidiaries will be restricted and unavailable for us to use, which we refer to as a “cash trap event.” The required cash flow minimums vary from pool to pool of the mortgage loans. If the pools under our mortgage loans were to fail to maintain the applicable cash flow minimums or debt service coverage ratio, our ability to make capital expenditures and distributions to our shareholders would be materially limited. In addition, as a holder of equity interests in the borrowers under each of these pools, our claim to the assets contained in each pool is subordinate to the claims of the holders of the indebtedness under each mortgage loan.
In addition, two of our properties are financed under construction mortgage loans. Certain covenants in the construction loan agreements impose significant restrictions with respect to the construction of the facilities being developed with the proceeds thereof. If we failed to satisfy the covenants or development deadlines under these construction loan agreements, we could be responsible for, among other things, significant guarantee and reimbursement obligations to the lenders thereof. In addition, as a holder of equity interests in the borrowers under each of these loan agreements, our claim to the assets secured thereby is subordinate to the claims of the construction lenders.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness, and limits our ability to raise future capital.
We have granted certain of our lenders security interests in substantially all of our assets, including equity interests in certain of our subsidiaries and in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us. In addition, the fact that substantially all of our assets serve as collateral for existing indebtedness limits our ability to raise future capital on favorable terms, or at all. As a result, our substantial secured indebtedness could have a material adverse effect on us.
Interest rate and other hedging activity exposes us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.
As of December 31, 2017, we were a party to three interest rate hedges. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against interest rate and power cost changes could have a material adverse effect on us. When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit ratings downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with an acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could have a material adverse effect on us.

Risks Related to our Organization and Structure
Provisions of Maryland law may limit the ability of a third party to acquire control of our company.
Under the Maryland General Corporation Law, or the MGCL, as applicable to Maryland real estate investment trusts, certain “business combinations” (including a merger, consolidation, share exchange or, in certain circumstances specified under the statute, an asset transfer or issuance or reclassification of equity securities) between a Maryland real estate investment trust and any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the trust’s then outstanding voting shares or an affiliate or associate of the trust who, at any time within the two-year period before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the trust’s then outstanding shares, which we refer to as an “interested shareholder,” or an affiliate thereof, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. Thereafter, any such business combination must be approved by two supermajority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its voting shares. Following the IPO, Yucaipa and the GS Entities each beneficially own more than 10% of our voting shares and would, therefore, be subject to the business combination provisions of the MGCL. However, pursuant to the statute, our board of trustees, by resolution, elected to opt out of the business combination provisions of the MGCL. This resolution may not be modified or repealed by our board of trustees without the approval of our shareholders by the affirmative vote of a majority of the votes cast on the matter. Accordingly, the five-year prohibition and the supermajority vote requirements described above do not apply to a business combination between us and any other person, including Yucaipa or the GS Entities. As a result, any person may be able to enter into business combinations with us, which may not be in your best interest as a shareholder, within five years of becoming an interested shareholder and without compliance by us with the supermajority vote requirements and other provisions of the MGCL.
The “control share” provisions of the MGCL provide that “control shares” of a Maryland real estate investment trust (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the trust’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, the trust’s officers and the trust’s employees who are also the trust’s trustees. Our amended and restated bylaws, or our bylaws, contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of our shares. This provision may not be amended by our board of trustees without the affirmative vote at a duly called meeting of shareholders of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees.
Subtitle 8 of Title 3 of the MGCL, or Subtitle 8, permits our board of trustees, without shareholder approval, to implement certain takeover defenses (some of which, such as a classified board, we do not have), if we have a class of equity securities registered under the Exchange Act and at least three independent trustees. We have elected not to be subject to Subtitle 8 unless approved by the affirmative vote of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees.
On any vote to opt in to the “business combination,” the “control share” or the Subtitle 8 provisions of the MGCL, YF ART Holdings (including its affiliates) will vote its common shares for and against the matter in the same proportion as the number of votes cast for and against the proposal to opt in by other shareholders until YF ART Holdings (including its affiliates) ceases to own at least 20% of the outstanding voting power.

Any of the MGCL provisions, if then applicable to us, may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a transaction or change in control which might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Our board of trustees can take many actions even if you and other shareholders disagree with such actions or if they are otherwise not in your best interest as a shareholder.
Our board of trustees has overall authority to oversee our operations and determine our major policies. This authority includes significant flexibility to take certain actions without shareholder approval. For example, our board of trustees can do the following without shareholder approval:

•	issue additional shares, which could dilute your ownership;

•	amend our declaration of trust to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue;

•
classify or reclassify any unissued shares and set the preferences, rights and other terms of such classified or reclassified shares, which preferences, rights and terms could delay, defer or prevent a transaction or change in control which might involve a premium price for our common shares or otherwise be in your best interest as a shareholder;

•	employ and compensate affiliates;

•	change major policies, including policies relating to investments, financing, growth and capitalization;

•	enter into new lines of business or new markets; and

•	determine that it is no longer in our best interests to attempt to continue to qualify as a REIT.
Any of these actions without shareholder approval could increase our operating expenses, impact our ability to make distributions to our shareholders, reduce the market value of our real estate assets or otherwise not be in your best interest as a shareholder.
Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Our declaration of trust provides that, subject to the rights of holders of one or more classes or series of preferred shares to elect or remove one or more trustees, a trustee may be removed only for “cause” (as defined in our declaration of trust), and then only by the affirmative vote of shareholders entitled to cast two-thirds of the votes entitled to be cast generally in the election of trustees; provided, however, we anticipate that, pursuant to our new shareholders agreement and the amended YF ART Holdings limited partnership agreement, each of affiliates of Yucaipa, the GS Entities and the Fortress Entity have the right to remove a trustee designated by such party, in each case from our board of trustees for any reason. The foregoing provision of our declaration of trust, when coupled with the power of our board of trustees to fill vacant trusteeships and the rights of each of affiliates of Yucaipa, the GS Entities and the Fortress Entity to designate an individual to fill a vacancy of a trustee designated by such party, will preclude shareholders from removing incumbent trustees except for cause and by a substantial affirmative vote and filling the vacancies created by such removal with their own nominees. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control that is in the best interests of our shareholders.

The REIT ownership limit rules and the related restrictions on ownership and transfer contained in our declaration of trust have an anti-takeover effect.
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year (other than the first taxable year for which the election to be treated as a REIT was made). To ensure that we will not fail to qualify as a REIT under this and other tests under the Code, our declaration of trust, subject to certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT and does not permit individuals (including certain entities treated as individuals), other than excepted holders approved in accordance with our declaration of trust, to own, directly or indirectly, more than 9.8% (in value) of our outstanding shares. In addition, our declaration of trust prohibits: (a) any person from beneficially or constructively owning our shares of beneficial interest that would result in our company being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT; (b) any person from transferring our shares of beneficial interest of our company if such transfer would result in our shares of beneficial interest being beneficially owned by fewer than 100 persons; and (c) any person from beneficially owning our shares of beneficial interest to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code (after taking into account for such purpose the statutory presumptions set forth in Section 897(h)(4)(E) of the Code). Our board of trustees is required to exempt a person (prospectively or retrospectively) from the percentage ownership limit described above (but not the other restrictions) if the person seeking a waiver demonstrates that the waiver would not jeopardize our status as a REIT or violate the other conditions described above.
These ownership limitations are intended to provide added assurance of compliance with the tax law requirements and to minimize administrative burdens. Although our declaration of trust requires our board of trustees to grant a waiver of the percentage ownership limit described above if the person seeking a waiver demonstrates that such ownership would not jeopardize our status as a REIT or violate the other conditions described above, these limitations might still delay, defer or prevent a transaction or change in control which might involve a premium price for our common shares or otherwise not be in your best interest as a shareholder or result in the transfer of shares acquired in excess of the ownership limits to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
Our declaration of trust eliminates our trustees’ and officers’ liability to us and our shareholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our declaration of trust and our bylaws require us to indemnify our trustees and officers and any observer to our board of trustees to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the trustee, officer or observer was material to the matter giving rise to the proceeding and was either committed in bad faith or the result of active and deliberate dishonesty, the trustee, officer or observer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the trustee, officer or observer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our shareholders may have more limited rights against our trustees and officers and any observer to our board of trustees than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers and any observer to our board of trustees.

Our significant shareholders, including Yucaipa, the GS Entities and the Fortress Entity, and their respective affiliates, will continue to have significant influence over us after the IPO, and their actions might not be in your best interest as a shareholder.
Subsequent to the IPO, investment funds affiliated with Yucaipa and the GS Entities control on a fully diluted basis approximately 38.6% and 16.7%, respectively, of the voting power in us.
Under our shareholders agreement, YF ART Holdings has the right to designate two of the nine members of our board of trustees, so long as YF ART Holdings beneficially owns 10% or more of our fully diluted outstanding shares (as such term is defined in our new shareholders agreement). So long as YF ART Holdings beneficially owns 5% or more (but less than 10%) of our fully diluted outstanding shares it has the right to designate one of the nine members of our board of trustees. The GS Entities have the right to designate one of the nine members of our board of trustees, so long as the GS Entities beneficially own 5% or more of our fully diluted outstanding shares. Also, YF ART Holdings is entitled to appoint an observer to our board of trustees, so long as it beneficially owns 5% or more of our fully diluted outstanding shares.
Affiliates of Yucaipa and the Fortress Entity, through YF ART Holdings, will each remain entitled to designate one of the two members of our board of trustees that YF ART Holdings is entitled to designate pursuant to our shareholders agreement, so long as YF ART Holdings beneficially owns 10% or more of our fully diluted outstanding shares. To the extent that YF ART Holdings has the right to designate only one member of our board of trustees, YF ART Holdings will designate an individual selected by affiliates of Yucaipa unless the number of common shares held by YF ART Holdings and attributable to the Fortress Entity exceeds the number of common shares held by YF ART Holdings and attributable to affiliates of Yucaipa. If affiliates of Yucaipa and the Fortress Entity obtain direct ownership of the common shares currently held by YF ART Holdings, affiliates of Yucaipa and the Fortress Entity will, subject to the limitations described above, remain entitled to these board designation rights as if they continued to hold common shares through YF ART Holdings provided that neither affiliates of Yucaipa nor the Fortress Entity will remain entitled to these board representation rights if its beneficial ownership is less than 5% of our fully diluted outstanding shares.
We and affiliates of Yucaipa, the GS Entities and the Fortress Entity entered into a new registration rights agreement in connection with the IPO, pursuant to which they remain entitled to registration rights in respect of our common shares. For further information regarding these agreements, please see “Certain Relationships and Related Party Transactions—Shareholders Agreement and Related Agreements” in Item 13 of this Annual Report on Form 10-K
We expect that Yucaipa, the GS Entities and the Fortress Entity will continue to exert a significant influence on our business and affairs as a result of their substantial ownership interest in us and the terms of our shareholders agreement. As a result, we expect these parties to continue to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our trustees, amendments to our declaration of trust, the removal of our trustees for cause, and the approval of significant transactions, such as mergers or other sales of our company or our assets.
The influence exerted by these shareholders over our business and affairs might not be consistent with your best interests as a shareholder. In addition, this concentration of voting control and influence may have the effect of delaying, deferring or preventing a transaction or change in control which might involve a premium price for our common shares or otherwise be in your best interest as a shareholder.

Additionally, if investment funds affiliated with Yucaipa, which own, on a fully diluted basis, 38.6% of our outstanding common shares, were to hold or be deemed to hold more than 50% of the voting power for the election of our trustees following the completion of this offering, we could be considered a “controlled company” within the meaning of the NYSE listing standards. As a result, we could qualify for exemption from certain NYSE corporate governance requirements (including that a majority of the board be independent and the nominating and corporate governance and compensation committees be composed entirely of independent trustees). We do not intend to rely on any of these exemptions and intend to fully comply with all corporate governance requirements under the NYSE rules. Nevertheless, there can be no assurance that, in the future, we would not seek to rely on some or all of the exemptions afforded to a “controlled company” (assuming that we remain eligible to do so). If so, you would not have the same protections afforded to shareholders of companies that are subject to all of the NYSE rules regarding corporate governance.

Our declaration of trust contains provisions permitting certain of our shareholders to engage in the same businesses as ours and renouncing our interest and expectancy in certain business opportunities.
Yucaipa, the GS Entities, Fortress and their respective affiliates have other investments and business activities in addition to their ownership of us. Under our declaration of trust, Yucaipa, the GS Entities and the Fortress Entity, and their respective affiliates (and any of their respective officers, trustees, directors, partners, members, managers, employees or other agents, or related persons), will have the right, and will have no obligation to abstain from exercising such right, to: (1) engage or invest, directly or indirectly, in the same or similar business activities or lines of business as us or our affiliates; (2) do business with any of our customers, suppliers or lessors; or (3) employ or otherwise engage any of our officers, trustees or employees. While we believe that none of Yucaipa, the GS Entities or the Fortress Entity owned and operated any temperature-controlled warehouses in competition with us as of December 2017, there is no guarantee they will not do so in the future. If Yucaipa, the GS Entities or the Fortress Entity, or any of their respective affiliates or any of their related persons, acquire knowledge of a potential transaction that could be a business opportunity, we, our affiliates and our shareholders will have no interest or expectancy in such opportunity, and they will have no obligation to present, communicate or offer such business opportunity to us, our affiliates or our shareholders. Rather, they will have the right to hold and exploit such opportunity for their own account or to direct, recommend, sell, assign or otherwise transfer such opportunity to any person or entity.
The only exception to our renunciation of business opportunities described above is in the event that a business opportunity is expressly offered to a related person solely in, and as a direct result of, his or her capacity as our trustee, officer or employee. In such cases, our declaration of trust provides that we do not renounce any interest or expectancy that we may have under applicable law in those business opportunities. If our Chief Executive Officer, Chief Operating Officer or Chief Financial Officer shall be a related person by virtue of his or her respective relationship with Yucaipa, the GS Entities or the Fortress Entity or their respective affiliates, then any business opportunity offered to such officer shall be deemed to have been offered solely in, and as a direct result of, such officer’s capacity as an officer of our company unless such offer clearly and expressly is presented to such officer solely in, and as a direct result of, his or her capacity as an officer, trustee, director, partner, member, manager, employee or other agent of Yucaipa, the GS Entities or the Fortress Entity or their respective affiliates.
Therefore, a trustee, officer or other employee of our company who also serves as a trustee, director, member, partner, manager, officer or other employee of Yucaipa, the GS Entities or the Fortress Entity or their respective affiliates may pursue certain business opportunities that may be complementary to, or consistent or competing with, our business and, as a result, such opportunities may not be available to us. These potential conflicts of interest could materially and adversely affect us if attractive business opportunities are allocated by Yucaipa, the GS Entities or the Fortress Entity, or any trustee, director, member, partner, manager, officer or other employee of Yucaipa, the GS Entities or the Fortress Entity or their respective affiliates, to themselves or their other affiliates instead of to us.
We may invest in, or co-invest with, our affiliates, which could result in conflicts of interest.
We may in the future make investments in, enter into co-investment or joint venture arrangements with, or otherwise collaborate with and invest in, other firms or entities, which may include our affiliates, including Yucaipa, the GS Entities and Fortress. Such activities could create conflicts of interest that result in actions or consequences that are not in your best interest as a shareholder.
We have fiduciary duties as general partner to our operating partnership, which may result in conflicts of interests in representing your interests as shareholders of our company.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, and between us and our operating partnership or any partner thereof. Our trustees and officers have duties to our company under applicable Maryland law in connection with their management of our company. Additionally, we have fiduciary duties as the general partner to our operating partnership and to its limited partners under Delaware law in connection with the management of our operating partnership, although our operating partnership does not currently have any limited partners that are not our wholly owned subsidiaries. Our duties as a general partner to our operating partnership and any future unaffiliated limited partners may come into conflict with the duties of our trustees and officers to our company and may be resolved in a manner that is not in your best interest as a shareholder.

Risks Related to our Common Shares
Our cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, or at all, and we may need to increase our borrowings or otherwise raise capital in order to make such distributions; consequently, we may not be able to make such distributions in full.
Our initial annual distributions to our shareholders are expected to be $0.75 per share, prorated in 2018 from the closing date of the IPO. If cash available for distribution generated by our assets for such twelve-month period is less than our estimate or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our shareholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common shares. Any distributions made to our shareholders by us will be authorized and determined by our board of trustees in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.
Any future debt, which would rank senior to our common shares upon liquidation, or equity securities, which could dilute our existing shareholders and may be senior to our common shares for the purposes of distributions, may adversely affect the market price of our common shares.
In the future, we may attempt to increase our capital resources by incurring additional debt, including term loans, borrowings under credit facilities, mortgage loans, commercial paper, senior or subordinated notes and secured notes, and making additional offerings of equity and equity-related securities, including preferred and common shares and convertible or exchangeable securities.
Upon our liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common shares. Additional offerings of common shares would dilute the holdings of our existing shareholders or may reduce the market price of our common shares or both. Additionally, any preferred shares or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to holders of our common shares. Because our decision to incur debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising. Thus, our shareholders bear the risk that our future capital raising will materially and adversely affect the market price of our common shares and dilute the value of their holdings in us.
Common shares eligible for future sale may have adverse effects on the market price of our common shares.
The market price of our common shares could decline as a result of sales or resales of a large number of our common shares in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common shares in the future at a desired time and at an attractive price. Subsequent to the IPO, 142,475,349 common shares are issued and outstanding, and no Series A preferred shares, Series B preferred shares or Series C preferred shares are issued and outstanding. The 52,095,000 common shares sold in the IPO are freely transferable without restriction or further registration under the Securities Act of 1933, as amended, or the Securities Act, by persons other than our trustees and executive officers and other affiliates, including Yucaipa, the GS Entities and the Fortress Entity.

We, our executive officers, trustees, trustee nominees, YF ART Holdings, the GS Entities, the Fortress Entity and Charm Progress have agreed not to dispose of or hedge any common shares or securities convertible into, exchangeable for, exercisable for, or repayable with common shares for 180 days after the IPO date without first obtaining the written consent of the representatives of the underwriters, subject to certain exceptions and except for common shares sold by the selling shareholders in connection with the IPO. When the restrictions under the lock-up arrangements expire or are waived, the related common shares (or securities convertible into, exchangeable for, exercisable for, or repayable with common shares) will be available for resale, in some cases subject to the requirements of Rule 144 under the Securities Act, as described below.
Following the IPO, the 88,275,808 common shares beneficially owned by our trustees, executive officers and other affiliates, including Yucaipa and the GS Entities, were “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. All of these common shares subject to lock-up agreements will be eligible for resale following the expiration of the 180-day lock-up period referred to above.
The terms of our registration rights agreement include provisions for demand registration rights in favor of YF ART Holdings, the GS Entities and, if and when it holds common shares directly, the Fortress Entity and their respective affiliates that hold common shares directly (including any affiliate of Yucaipa that holds common shares directly). Pursuant to these registration rights, these shareholders will be entitled to cause us, subject to their consultation with a coordination committee (as such committee is described under “Certain Relationships and Related Party Transactions—Shareholders Agreement and Related Agreements”) and, at our own expense, to file registration statements under the Securities Act covering sales of our common shares held by them. If any of these shareholders require that we register our common shares held by them, affiliates of Yucaipa, the GS Entities and the Fortress Entity, as the case may be, may request that their common shares be included in such registration in proportion to the common shares held by the shareholder requiring the registration that are included in the registration.

Pursuant to the terms of its investment in YF ART Holdings, the Fortress Entity is entitled to receive, by February 2022 (or earlier if YF ART Holdings is dissolved prior to that date), the return of its investment plus an annual preferred return thereon, as well as a to-be-determined percentage of our common shares owned by YF ART Holdings. As of December 31, 2017, the Fortress Entity’s investment in YF ART Holdings, including the preferred return, was approximately $524.9 million, and YF ART Holdings owned 69,342,769 of our common shares (excluding common shares issuable upon exercise of YF ART Holdings’ warrants), of which 10,901,069 common shares were attributable to the Fortress Entity. See “Certain Relationships and Related Party Transactions—The Fortress Entity Contribution Agreement” for additional information. In order to meet YF ART Holdings’ return on investment and annual preferred return obligations to the Fortress Entity under the YF ART Holdings limited partnership agreement, the general partner of YF ART Holdings would likely sell a number of our common shares held by YF ART Holdings that are not attributable to the Fortress Entity, the number of which could be significant depending on the then prevailing market price for our common shares at the times of any such sales, and such sales of common shares could materially and adversely affect the then prevailing market price of our common shares. Any such sales would also reduce the percentage of our common shares beneficially owned by investment funds affiliated with Yucaipa.
In addition, in connection with the IPO, we filed with the SEC a registration statement on Form S-8 covering common shares issuable pursuant to options and restricted stock units outstanding under our equity incentive plans in existence prior to the IPO, and our 2017 Equity Incentive Plan that was enacted in connection with the IPO.

We cannot predict the effect, if any, of future issuances, sales or resales of our common shares, or the availability of common shares for future issuances, sales or resales, on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale by certain of our shareholders lapse. Issuances, sales or resales of substantial amounts of common shares, or the perception that such issuances, sales or resales could occur, may materially and adversely affect the then prevailing market price for our common shares.
If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us, our industry or the real estate industry generally or downgrade the outlook of our common shares, the market price of our common shares could decline.
The trading market for our common shares will depend in part on the research and reports that third-party securities analysts publish about our company, our industry and the real estate industry generally. One or more analysts could downgrade the outlook for our common shares or issue other negative commentary about our company, our industry or the real estate industry generally. Furthermore, if one or more of these analysts cease coverage of our company, we could lose visibility in the market. As a result of one or more of these factors, the market price of our common shares could decline and cause you to lose all or a portion of your investment.
REIT and Tax Related Risks
Failure to qualify as a REIT for U.S. federal income tax purposes would have a material adverse effect on us.
We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and methods of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. The Protecting Americans from Tax Hikes Act, or PATH Act, was enacted in December 2015, and included numerous changes in the U.S. federal income tax laws applicable to REITs, and comprehensive tax legislation passed on December 22, 2017, which is commonly known as the Tax Cuts and Jobs Act, or TCJA, which is fully described in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K, makes fundamental changes to the individual and corporate tax laws that will materially impact us and our shareholders. In addition, future legislation, new regulations, administrative interpretations or court decisions could materially and adversely affect our ability to qualify as a REIT or materially and adversely affect our company and shareholders.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our REIT taxable income at regular corporate rates, and would not be allowed to deduct dividends paid to our shareholders in computing our REIT taxable income. Also, unless the Internal Revenue Service, or the IRS, granted us relief under certain statutory provisions, we could not re-elect REIT status until the fifth calendar year after the year in which we first failed to qualify as a REIT. The additional tax liability from the failure to qualify as a REIT would reduce or eliminate the amount of cash available for investment or distribution to our shareholders. This would materially and adversely affect us. In addition, we would no longer be required to make distributions to our shareholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain U.S. federal, state and local taxes on our income and property.

To qualify as a REIT, we must meet annual distribution requirements, which could result in material harm to our company if they are not met.
To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gains. In addition, if we fail to distribute to our shareholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us and (ii) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our shareholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. Further, under amendments to the Code made by TCJA, income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for our company and shareholders.
We conduct a portion of our business through TRSs, which are subject to certain tax risks.
We have established Taxable Real-estate Subsidiaries, or TRSs, and may establish others in the future. Despite our qualification as a REIT, our TRSs must pay income tax on their taxable income. As a result of the enactment of the TCJA, effective for taxable years beginning on or after January 1, 2018 our domestic TRSs are subject to U.S. federal income tax on their taxable income at a maximum rate of 21% (as well as applicable state and local income tax), but net operating loss, or NOL, carryforwards of TRS losses arising in taxable years beginning after December 31, 2017 may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, TCJA provides that losses arising in taxable years ending after December 31, 2017 can no longer be carried back but can be carried forward indefinitely. In addition, we must comply with various tests to continue to qualify as a REIT for U.S. federal income tax purposes, and our income from, and investments in, our TRSs generally do not constitute permissible income and investments for certain of these tests. No more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Because TRS securities do not qualify for purposes of the 75% asset test described herein, and because we own other assets that do not, or may not, qualify for the 75% asset test, the 75% asset test may effectively limit the value of our TRS securities to less than 20% of our total assets. Our dealings with our TRSs may materially and adversely affect our REIT qualification. Furthermore, we may be subject to a

100% penalty tax, or our TRSs may be denied deductions, to the extent our dealings with our TRSs are not deemed to be arm’s length in nature or are otherwise not permitted under the Code.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. We may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may, for instance, hinder our ability to make certain otherwise attractive investments or undertake other activities that might otherwise be beneficial to us and our shareholders, or may require us to raise capital or liquidate investments in unfavorable market conditions and, therefore, may hinder our performance.
As a REIT, at the end of each quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of the quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering material adverse tax consequences. The need to comply with the 75% asset test and 20% TRS securities test on an ongoing basis potentially could require us in the future to limit the future acquisition of, or to dispose of, nonqualifying assets, limit the future expansion of our TRSs’ assets and operations or dispose of or curtail TRS assets and operations, which could adversely affect our business and could have the effect of reducing our income and amounts available for distribution to our shareholders.

Future changes to the U.S. federal income tax laws could have an adverse impact on our business and financial results.
Changes to the U.S. federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, TCJA, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.

Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisors regarding the effect of TCJA and any other potential tax law changes on an investment in our common shares.
Distributions payable by REITs generally do not qualify for the reduced tax rates that apply to certain other corporate distributions, potentially making an investment in our company less advantageous for certain persons than an investment in an entity with different tax attributes.
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, TCJA temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common shares that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account TCJA’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common shares.
In certain circumstances, we may be subject to U.S. federal, state, local or foreign taxes, which would reduce our funds available for distribution to our shareholders.
Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state, local or foreign taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. In addition, we may not be able to make sufficient distributions to avoid income and excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our shareholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. Any net taxable income earned directly by a TRS will be subject to U.S. federal and state corporate income tax. We may also be subject to state, local, or foreign taxes on our income or property, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. Any taxes we pay will reduce our funds available for distribution to our shareholders.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into either to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, or to manage the risk of currency fluctuations with respect to any item of income or gain (or any property which generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-

qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income in the TRSs.
If our operating partnership fails to qualify as a disregarded entity or a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT.
Our operating partnership is currently treated as a disregarded entity for U.S. federal income tax purposes. Following the admission of any additional limited partners, we intend that the operating partnership will be treated as a partnership for U.S. federal income tax purposes. As a disregarded entity or a partnership, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, for all tax periods during which the operating partnership is treated as a disregarded entity, we will be required to take all of the operating partnership’s income into account in computing our taxable income. For all tax periods during which the operating partnership is treated as a partnership, each of its partners, including us, will be allocated that partner’s share of the operating partnership’s income. Following the admission of additional limited partners, no assurance can be provided, however, that the IRS will not challenge the status of our operating partnership as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT, which would have a material adverse effect on us and our shareholders. Also, our operating partnership would then be subject to U.S. federal corporate income tax, which would reduce significantly the amount of its funds available for debt service and for distribution to its partners, including us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our Warehouse Portfolio
As of December 31, 2017, we operated a global network of 158 warehouses that contained approximately 933.9 million cubic feet and approximately 3.2 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2017.

Country / Region	# of warehouses	Cubic feet (in millions)	% of total cubic feet	Pallet positions (in thousands)	Average physical occupancy (1)	Revenues (2) (in millions)	Applicable segment contribution (NOI) (2)(3) (in millions)	Total customers (4)
Owned / Leased (5)
United States
Central	34	220.6	25%	874	75%	$233.7	$78.3	837
East	23	165.9	19%	534	77%	247.3	65.7	658
Southeast	37	176.5	20%	576	77%	205.8	57.2	690
West	38	235.0	27%	993	79%	256.8	97.6	746
United States Total / Average	132	798.0	91%	2,977	77%	$943.7	$298.8	2,315
International
Australia	5	47.6	5%	143	94%	$156.4	$37.2	86
New Zealand	7	22.8	3%	73	85%	32.5	9.3	96
Argentina	2	9.7	1%	22	83%	13.2	3.0	29
International Total / Average	14	80.2	9%	238	90%	$202.0	$49.5	202
Owned / Leased Total / Average	146	878.2	100%	3,215	78%	$1,145.7	$348.3	2,517
Third-Party Managed
United States	8	41.5	74%	—	—	$214.6	$8.7	8
Australia (6)	1	—	—%	—	—	9.2	2.5	1
Canada	3	14.3	26%	—	—	18.4	1.6	3
Third-Party Managed Total / Average	12	55.8	100%	—	—	$242.2	$12.8	12
Portfolio Total / Average	158	933.9	100%	3,215	78%	$1,387.9	$361.2	2,529

(1)
We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the year ended December 31, 2017. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from two to three feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

(2)	Year ended December 31, 2017.

(3)
We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges and corporate-level selling, general and administrative expenses). The applicable segment contribution (NOI) from our owned and leased warehouses and our third-party managed warehouses is included in our warehouse segment contribution (NOI) and third-party managed segment contribution (NOI), respectively. See Item 6. Selected Financial Data for more information.

(4)
We serve some of our customers in multiple geographic regions and in multiple facilities within geographic regions. As a result, the total number of customers that we serve is less than the total number of customers reflected in the table above that we serve in each geographic region.

(5)
As of December 31, 2017, we owned 110 of our U.S. warehouses and ten of our international warehouses, and we leased 22 of our U.S. warehouses and four of our international warehouses. As of December 31, 2017, seven of our owned facilities were located on land that we lease pursuant to long-term ground leases.

(6)	Constitutes non-refrigerated, or “ambient,” warehouse space. This facility contains 330,527 square feet of ambient space.
We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:

•
Distribution. As of December 31, 2017, we owned or leased 59 distribution centers with approximately 472.8 million cubic feet of temperature-controlled capacity and 1.5 million pallet positions. Distribution centers typically house a wide variety of customers’ finished products until future shipment to end users. Each distribution center is located in a key distribution hub that services a distinct surrounding population center in a major market.

•
Public. As of December 31, 2017, we owned or leased 46 public warehouses with approximately 189.9 million cubic feet of temperature-controlled capacity and 823.5 thousand pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers.

•
Production Advantaged. As of December 31, 2017, we owned or leased 37 production advantaged warehouses with approximately 197.5 million cubic feet of temperature-controlled capacity and 858.8 thousand pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.

•
Facility Leased. As of December 31, 2017, we had four facility leased warehouses with approximately 17.8 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.

•
Third-Party Managed. As of December 31, 2017, we managed 12 warehouses on behalf of third parties. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

ITEM 3. Legal Proceedings

From time to time, we may be party to a variety of legal proceedings arising in the ordinary course of our business. We are not a party to, nor is any of our property a subject of, any material litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material impact on our business, financial condition, liquidity, results of operations and prospects.

ITEM 4. Mine Safety Disclosures

Information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION AND HOLDERS

Our common shares are listed on the NYSE under the symbol “COLD." Our common shares have been publicly traded only since January 19, 2018; as a result, we have not set forth quarterly information with respect to the high and low prices of our common shares and the dividends declared thereon for the two most recently completed fiscal years.
Our future common shares dividends, if and as declared, may vary and will be determined by our Board of Trustees upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements. These dividends, if and as declared, may be adjusted at the discretion of our Board of Trustees during the year.
On March 23, 2018, we had approximately 142,513,448 common shares outstanding, and the number of holders of record of our common shares was 10. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
PREFERRED SHARE DIVIDENDS

At December 31, 2017 and 2016, we had 125 Series A Cumulative Non-Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series A Preferred Shares) and 375,000 Series B Cumulative Convertible Voting and Participating Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares) outstanding.

In each of the year ended December 31, 2017 and 2016, preferred dividend distributions declared and paid were $28.4 million for the Series B Preferred Shares and $16,000 for the Series A Preferred Shares.

For more information regarding our preferred shares and preferred share dividends refer to Note 7 and Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For information regarding securities authorized for issuance under our equity compensation plans prior to the IPO see "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans" in Item 12 of this Annual Report on Form 10-K and Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.

In connection with the IPO, the Company filed a registration statement on Form S-8 on January 19, 2018 to register an aggregate of 15,322,213 common shares, $0.01 par value per share, authorized to be issued to participants in the Americold Realty Trust 2008 Equity Incentive Plan, the Americold Realty Trust 2010 Equity Incentive Plan and the Americold Realty Trust 2017 Equity Incentive Plan.

USE OF PROCEEDS
On January 23, 2018, we completed the IPO in which we issued and sold 33,350,000 of our common shares (including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares) The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-221560), as amended, which was declared effective by the SEC on January 18, 2018. The common shares were sold at an initial offering price of $16.00 per share, which generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. The underwriters in the offering were led by Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and RBC Capital Markets, LLC.
We used a portion of the net proceeds from the IPO, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $809.0 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility, plus accrued and unpaid interest, to repay $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachussets construction loans, and for working capital.
In February 2018, we used the remaining IPO proceeds to repay $50.0 million on our Senior Secured Term Loan A facility.
OTHER SHAREHOLDER MATTERS

None.

ITEM 6. Selected Financial Data

The following tables summarize selected financial data related to our historical financial condition and results of operations:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Statements of Operations Data:
Warehouse segment revenues	$1,145,662	$1,080,867	$1,057,124	$1,039,005	$1,027,403
Total revenues	1,543,587	1,489,999	1,481,385	1,509,598	1,552,156
Operating income	134,084	117,016	110,663	106,018	106,935
Net (loss) income	(608)	4,932	(21,176)	(42,434)	(30,767)
Total warehouse segment contribution (NOI) (1)	348,328	314,045	307,749	294,257	296,335
Total segment contribution (NOI) (1)	374,105	345,645	337,020	322,519	330,311

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$163,327	$118,781	$106,521	$117,243	$118,216
Net cash used in investing activities	(119,552)	(33,732)	(66,830)	(58,617)	(96,254)
Net cash used in financing activities	(18,604)	(95,322)	(28,120)	(58,981)	(36,480)
Net increase (decrease) in cash and cash equivalents	$25,171	$(10,273)	$11,571	$(355)	$(14,518)

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Per Share Data:
Net loss attributable to common shareholders per common share
Basic	$(0.43)	$(0.35)	$(0.73)	$(1.03)	$(0.87)
Diluted	$(0.43)	$(0.35)	$(0.73)	$(1.03)	$(0.87)
Common share dividends paid	$20,214	20,214	20,214	20,214	20,214
Dividends paid per common share	$0.29	$0.29	$0.29	$0.29	$0.29
Weighted average common shares outstanding:
Basic	70,022	69,890	69,758	69,621	69,483
Diluted	70,022	69,890	69,758	69,621	69,483

Selected Other Data:
Same store contribution (NOI) (2)	$346,879	$309,349	$302,040	$289,428	$289,513
EBITDA (3)	240,424	248,934	230,891	214,285	226,924
Core EBITDA (3)	287,145	261,362	253,638	244,057	251,214
Funds from operations (4)	96,483	90,561	75,065	47,111	62,727
Core funds from operations (4)	106,093	69,207	55,697	42,133	53,520
Adjusted funds from operations (4)	94,616	71,125	59,754	81,152	81,634

	As of December 31,
	2017	2017	2016
	Pro forma (5)	Historical
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$183,656	$48,873	$22,834
Total assets	2,515,124	2,395,245	2,327,631
Total debt	1,564,390	1,901,090	1,831,973
Total shareholders’ equity (deficit)	643,520	(186,924)	(149,455)

	As of December 31,
	2017	2017	2016
	Pro forma (5)	Historical
Ratio Data:
Net debt to Core EBITDA (6)	4.87	6.56	7.06

(1)
We evaluate the performance of our business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges and corporate-level selling, general and administrative expenses). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting.

We also calculate our total segment contribution (NOI) as the sum of the segment contribution (NOI) for each of our business segments. We believe our total segment contribution (NOI) is helpful to investors because it gives a picture of our business’s profitability before differences in capital structures, capital investment cycles, useful life of related assets among otherwise comparable companies and corporate-level overhead which is not immediately and fully correlated with the provision of services by our business. For a reconciliation of total segment contribution (NOI) to our operating income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, see footnote (2) below.

(2)
We refer to a “same store” as a warehouse we owned or leased for the entirety of two comparable periods and which has reported at least twelve months of consecutive normalized operations prior to the commencement of the earlier period being considered. We define “normalized operations” as a site open for operation or lease after a warehouse acquisition, development or significant modification, including the expansion of a warehouse footprint or a warehouse rehabilitation subsequent to an extraordinary event, such as natural disasters or similar events. In addition, our definition of “normalized operations” takes into account changes in the ownership structure, which would impact comparability in our warehouse segment contribution (NOI). As an example, the acquisition of a warehouse previously subject to an operating lease would result in the removal of the warehouse from the same store set because the operating expenses associated with the lease would not be included in both periods. Warehouses are excluded from the same store population as of the beginning of the fiscal quarter following the occurrence of such events. We evaluate our same store portfolio on a quarterly basis.

We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges and corporate-level selling, general and administrative expenses). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods.

We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our portfolio of warehouses and currency fluctuations on performance measures.

Same store contribution (NOI) is not a measurement of financial performance under U.S. GAAP. In addition, other companies providing temperature-controlled warehouse storage and handling and other warehouse services may not define same store or calculate same store contribution (NOI) in a manner consistent with our definition or calculation. Same store contribution (NOI) should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP.

The following table reconciles same store contribution (NOI) to operating income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Same store contribution (NOI)	$346,879	$309,349	$302,040	$289,428	$289,513
Non-same store contribution (loss) (NOI)	1,449	4,696	5,709	4,829	6,822
Warehouse segment contribution (NOI)	$348,328	$314,045	$307,749	$294,257	$296,335
Third-party managed segment contribution (NOI)	12,825	14,814	12,581	10,353	11,199
Transportation segment contribution (NOI)	12,950	14,418	14,305	15,855	20,461
Quarry segment contribution (NOI)	2	2,368	2,385	2,054	2,316
Total segment contribution (NOI)	$374,105	$345,645	$337,020	$322,519	$330,311
Depreciation, depletion and amortization	(116,741)	(118,571)	(125,720)	(132,679)	(137,562)
Corporate-level selling, general and administrative expenses	(104,640)	(100,238)	(91,222)	(83,822)	(85,814)
Impairment of long-lived assets	(9,473)	(9,820)	(9,415)	—	—
Multi-Employer pension plan withdrawal expense	(9,167)	—	—	—	—
U.S. GAAP operating income	$134,084	$117,016	$110,663	$106,018	$106,935

(3)
We calculate EBITDA as earnings before interest expense, taxes, depreciation, depletion and amortization. EBITDA is a measure commonly used in our industry, and we present EBITDA to enhance investor understanding of our operating performance. We believe that EBITDA provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.

We also calculate our Core EBITDA as EBITDA adjusted for impairment charges on intangible and long-lived assets, gain or loss on depreciable real property asset disposals, severance and reduction in workforce costs, terminated site operations costs, expenses related to our review of the strategic alternatives for our company prior to the IPO, litigation settlements, loss on debt extinguishment and modification, stock-based compensation expense, foreign currency exchange gain or loss, loss on partially owned entities, impairment of partially owned entities, and multi-employer pension plan withdrawal expense. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDA but which we do not believe are indicative of our core business operations. EBITDA and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDA and Core EBITDA have limitations as analytical tools, including:

•	these measures do not reflect our historical or future cash requirements for recurring maintenance capital expenditures or growth and expansion capital expenditures;

•	these measures do not reflect changes in, or cash requirements for, our working capital needs;

•	these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	these measures do not reflect our tax expense or the cash requirements to pay our taxes; and

•
although depreciation, depletion and amortization are non-cash charges, the assets being depreciated, depleted and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

We use EBITDA and Core EBITDA as measures of our operating performance and not as measures of liquidity. The following table reconciles EBITDA and Core EBITDA to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net (loss) income	$(608)	$4,932	$(21,176)	$(42,434)	$(30,767)
Adjustments:
Depreciation, depletion and amortization	116,741	118,571	125,720	132,679	137,562
Interest expense	114,898	119,552	116,710	114,223	113,509
Income tax expense	9,393	5,879	9,637	9,817	6,620
EBITDA	$240,424	$248,934	$230,891	$214,285	$226,924
Adjustments:
Severance and reduction in workforce costs (a)	516	900	886	570	552
Terminated site operations cost (b)	2,677	6	1,168	—	—
Strategic alternative costs (c)	8,136	4,666	(1,372)	712	2,626
Litigation settlements	—	89	900	—	56
Loss from partially owned entities	1,363	128	3,538	19,990	2,861
Non-recurring impairment of partially owned entities (d)	6,496	—	—	—	—
Impairment of inventory and long-lived assets	11,581	9,820	9,415	—	—
Loss (gain) on foreign currency exchange	3,591	(464)	3,470	5,273	7,482
Stock-based compensation expense (e)	2,358	6,436	3,108	2,827	1,580
Loss on debt extinguishment and modification	986	1,437	503	—	6,504
(Gain) loss on real estate and other asset disposals	(150)	(10,590)	1,131	400	2,629
Multi-Employer pension plan withdrawal expense	9,167	—	—	—	—
Core EBITDA	$287,145	$261,362	$253,638	$244,057	$251,214

(a)	Represents one-time severance from prior management team and reduction in workforce costs associated with exiting or selling non-strategic warehouses.
(b)
Represents repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our statement of operations.

(c)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.
(d)
Represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expect to receive from the China JV. We did not receive any cash distributions from the China JV since the formation of the joint venture.

(e)	Represents stock-based compensation expense related to equity awards under our pre-IPO equity incentive plans.

(4)
We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, severance and reduction in workforce costs, terminated site operations costs, expenses related to our review of the strategic alternatives for our company prior to the IPO, litigation settlements, non-recurring impairment charges arising from our joint venture in China, or the China JV, and impairment of partially owned entities, loss on debt extinguishment and modification, inventory asset impairment charges, foreign currency exchange gain or loss, excise tax settlement and multi-employer pension plan withdrawal expense. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of recurring maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.

We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of loan costs, debt discounts and above or below market leases, straight-line rent, provision or benefit from deferred income taxes, stock-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, non-real estate depreciation, depletion or amortization (including in respect of the China JV), and recurring maintenance capital expenditures. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The following table reconciles FFO, Core FFO and Adjusted FFO to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

(5)
Gives effect to the pro forma adjustments described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. In computing the net debt to Core EBITDA ratio we have used the historical Core EBITDA for the year ended December 31, 2017 reported above.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net (loss) income	$(608)	$4,932	$(21,176)	$(42,434)	$(30,767)
Adjustments:
Real estate related depreciation	86,478	85,645	88,717	88,394	92,414
Net (gain) loss on sale of depreciable real estate	(43)	(11,104)	597	(55)	—
Impairment charges on certain real estate assets	9,473	9,820	5,711	—	—
Real estate depreciation on China JV	1,183	1,268	1,216	1,206	1,080
Funds from operations	96,483	90,561	75,065	47,111	62,727
Less distributions on preferred shares of beneficial interest	(28,452)	(28,452)	(28,452)	(28,452)	(28,451)
Funds from operations attributable to common shareholders	$68,031	$62,109	$46,613	$18,659	$34,276
Adjustments:
Net (gain) loss on sale of non-real estate assets	(599)	464	(175)	195	2,024
Severance and reduction in workforce costs (a)	516	900	886	570	552
Terminated site operations costs (b)	2,677	6	1,168	—	—
Strategic alternative costs (c)	8,136	4,666	(1,372)	712	2,626
Litigation settlements	—	89	900	—	56
Impairment of partially owned entities (d)	6,496	—	—	16,724	—
Loss on debt extinguishment and modification	986	1,437	503	—	6,504
Inventory asset impairment	2,108	—	3,704	—	—
Foreign currency exchange loss (gain)	3,591	(464)	3,470	5,273	7,482
Excise tax settlement	4,984	—	—	—	—
Multi-Employer pension plan withdrawal expense	9,167	—	—	—	—
Core FFO applicable to common shareholders	$106,093	$69,207	$55,697	$42,133	$53,520
Adjustments:
Amortization of loan costs and debt discounts	8,604	7,193	6,672	6,144	5,851
Amortization of below/above market leases	151	196	520	630	403
Straight-line net rent	101	(564)	(516)	749	532
Deferred income taxes (benefit) expense	(3,658)	(586)	(2,292)	15,604	1,243
Stock-based compensation expense (e)	2,358	6,436	3,108	2,827	1,580
Non-real estate depreciation and amortization	30,264	32,926	37,003	44,285	45,148
Non-real estate depreciation and amortization on China JV	609	762	1,247	1,588	1,648
Recurring maintenance capital expenditures (f)	(49,906)	(44,445)	(41,685)	(32,808)	(28,291)
Adjusted FFO applicable to common shareholders	$94,616	$71,125	$59,754	$81,152	$81,634

(a)	Represents one-time severance from prior management team and reduction in workforce costs associated with exiting or selling non-strategic warehouses.
(b)
Represents repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our statement of operations.

(c)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.
(d)
For 2017, represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expect to receive from the China JV. For 2014, represents an impairment charge of certain tangible and intangible assets of the China JV. We did not receive any cash distributions from the China JV since the formation of the joint venture.

(e)	Represents stock-based compensation expense related to equity awards under our pre-IPO equity incentive plans.
(f)
Recurring maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology. For additional information regarding these expenditures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recurring Maintenance Capital Expenditures and Repair and Maintenance Expenses” in Item 7 of this Annual Report on Form 10-K.

(6)
Net debt to Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash and cash equivalents divided by (ii) Core EBITDA. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

The following table reconciles net debt to total debt, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP:

	As of December 31,
	2017	2017	2016
	Pro forma (a)	Historical
	(In thousands)
Total debt	1,564,390	$1,901,090	$1,831,973
Discount and deferred financing costs	18,166	32,175	35,916
Gross debt	1,582,556	1,933,265	1,867,889
Adjustments:
Less: cash and cash equivalents	183,656	48,873	22,834
Net debt	$1,398,900	$1,884,392	$1,845,055

(a)	Reflects the pro forma adjustments referenced in footnote (5) above

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K.
MANAGEMENT'S OVERVIEW
We are the world’s largest owner and operator of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2017, we operated a global network of 158 temperature-controlled warehouses encompassing 933.9 million cubic feet, with 140 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We also own and operate a limestone quarry through a separate business segment. In addition, we hold a minority interest in the China JV, which owns or operates 13 temperature-controlled warehouses located in China. We view and manage our business through three primary business segments, excluding the China JV and the quarry: warehouse, third-party managed and transportation.
Components of Our Results of Operations
Warehouse. Our primary source of revenues consists of rent and storage and warehouse services fees. Our rent and storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses by our customers. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We refer to these handling and other warehouse services as our value-added services.
Cost of operations for our warehouse segment consists of power, other facilities costs, labor and other costs. Labor, our largest cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity and variability in costs associated with medical insurance. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through forward rate agreements or, to the extent possible and appropriate, increase the rates we charge our customers for storage in our warehouses. Other facilities costs include utilities other than power, insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
Third-Party Managed. We receive a reimbursement of substantially all expenses for warehouses that we manage on behalf of third-party owners, with all reimbursements recognized as revenues under the relevant accounting guidance. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs. Cost of operations for our third-party managed segment is reimbursed on a pass-through basis (typically within two weeks).
Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers.
Quarry. In addition to our primary business segments, we own a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consists primarily of labor, equipment, fuel and explosives.
Other Consolidated Operating Expenses. We also incur depreciation, depletion and amortization expenses and corporate-level selling, general and administrative expenses.
Our depreciation, depletion and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, and our computer hardware and software. Depletion relates to the reduction of mineral resources resulting from the operation of our limestone quarry. Amortization relates primarily to intangible assets for customer relationships and below-market leases.
Our corporate-level selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, business development, account management, marketing, engineering, supply-chain solutions, human resources and information technology personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in corporate-level selling, general and administrative expenses are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, and variability in costs associated with pension obligations. To position ourselves to meet the challenges of the current business environment, we have implemented a shared services support structure to better manage costs and enhance the efficiency of our operations.

Key Factors Affecting Our Business and Financial Results
Foreign Currency Translation Impact on Our Operations
Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our operations outside the United States. Future fluctuations of foreign currency exchange rates and their impact on our consolidated statements of operations are inherently uncertain. As a result of the relative size of our international operations, these fluctuations may be material on our results of operations. Our revenues and expenses from our international operations are denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of foreign currency fluctuations on our results of operations and margins is partially mitigated.
The following table shows a comparison of underlying average exchange rates of the foreign currencies that impacted our U.S. dollar-reported revenues and expenses during the periods discussed herein together with a comparison against the exchange rates of such currencies at the end of the applicable periods presented herein.

	December 31, 2017 compared to December 31, 2016			December 31, 2016 compared to December 31, 2015
	Average foreign exchange rate used to adjust operating results for the year ended December 31, 2017(1)	Foreign exchange rates as of December 31, 2017	Foreign exchange rates as of December 31, 2016	Average foreign exchange rate used to adjust operating results for the year ended December 31, 2016(1)	Foreign exchange rates as of December 31, 2016	Foreign exchange rates as of December 31, 2015
Australian dollar	0.744	0.781	0.723	0.751	0.723	0.729
New Zealand dollar	0.697	0.710	0.696	0.698	0.696	0.684
Argentinian peso	0.068	0.054	0.063	0.107	0.063	0.077
Canadian dollar	0.755	0.799	0.745	0.789	0.745	0.722
(1) Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

Focus on Our Operational Effectiveness and Cost Structure
We continuously seek to implement various initiatives aimed at streamlining our business processes and reducing our cost structure. Commencing in 2013, we realigned and centralized key business processes; implemented standardized operational processes; integrated and launched new information technology tools and platforms; instituted key health, safety, leadership and training programs; and added a strategic sourcing function to capitalize on the purchasing power of our network. Through the realignment of our business processes, we have improved retention of our key talent and reduced employee turnover, acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid-close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend. In 2016, we implemented a strategic effort to exit certain leased facilities and transition customers within our warehouse portfolio to consolidate occupancy, reduce costs and increase contribution from the warehouses where these customers were transitioned. In executing these initiatives, we believe that we have enhanced our ability to serve our customers at the highest quality level and efficiently manage our warehouses.
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets. We continue to evaluate our markets and offerings.
Strategic Shift within Our Transportation Segment
In order to better focus our business on the operation of our temperature-controlled warehouses, we have undertaken a strategic shift in the solutions we provide in our transportation segment. As a result of this strategic shift, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, including traditional brokered transportation services. We continue to offer more profitable programs, such as national and regional cross-dock, regional and multi-vendor consolidation service, and dedicated transportation services. We designed each of these programs to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased occupancy in our temperature-controlled warehouses.
Historically Significant Customer
For the years ended December 31, 2017, 2016 and 2015, one customer accounted for more than 10% of our total revenues, with $198.6 million, $210.5 million and $196.0 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. These reimbursements are recognized as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that are recognized in our third-party managed segment cost of operations. Of the revenues received from this customer, $183.1 million, $196.1 million and $180.4 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2017, 2016 and 2015, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Occupancy of our Warehouses
Occupancy in our warehouses is an important driver of our financial results. Physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged or facility leased), specific customer needs in the markets served by the warehouse, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallets and the adverse effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the United States. Physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June. Our target occupancy across our warehouse portfolio varies by warehouse and warehouse type because our warehouses are configured to accommodate the individual needs of our customers. We generally regard approximately 85% average physical occupancy across our temperature-controlled warehouse portfolio as optimal, subject to relevant local market conditions and individual customer needs. We do not believe that a 100% occupancy rate is an ideal target for utilization of our warehouses because optimizing pallet throughput and efficient delivery of relevant value-added services require a certain amount of free pallet position capacity at all times in order to be able to efficiently place, store and retrieve products from pallet positions, particularly during periods of greatest occupancy or highest volume. Our occupancy metrics account for the physical occupancy of our warehouses. As customers continue to transition to contracts that feature a fixed storage commitment, our financial occupancy may be greater than our physical occupancy, as we may have the opportunity to sell space which is not being utilized by our fixed storage commitment customers.
Throughput at our Warehouses
The level of throughput at our warehouses is an important factor impacting our warehouse services revenues in our warehouse segment. Throughput refers to the volume of pallets that enter and exit our warehouses. Higher levels of throughput drive warehouse services revenues in our warehouse segment as customers are typically billed on a basis that takes into account the level of throughput of the goods they store in our warehouses.
How We Assess the Performance of Our Business
Segment Contribution (NOI)
We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges and corporate-level selling, general and administrative expenses). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
We also analyze the “segment contribution (NOI) margin” for each of our business segments, which we calculate as segment contribution (NOI) divided by segment revenues.
In addition to our segment contribution (NOI) and segment contribution (NOI) margin, we analyze the contribution (NOI) of our warehouse rent and storage operations and our warehouse services operations within our warehouse segment. We calculate the contribution (NOI) of our warehouse rent and storage operations as rent and storage revenues less power and other facilities cost. We calculate the contribution (NOI) of our warehouse services operations as warehouse services revenues less labor and other service costs. We calculate the contribution (NOI) margin for each of these operations as the applicable contribution (NOI) measure divided by the applicable revenue measure. We believe the presentation of these contribution (NOI) and contribution (NOI) margin measures helps investors understand the relative revenues, costs and earnings resulting from each of these separate types of services we provide to our customers in the same manner reviewed by our management in connection with the operation of our business. These contribution (NOI) measures within our warehouse segment are not measurements of financial performance under U.S. GAAP, and these measures should be considered as supplements, but not as alternatives, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below.

Same Store Analysis
We refer to a “same store” as a warehouse we owned or leased for the entirety of two comparable periods and which has reported at least twelve months of consecutive normalized operations prior to the commencement of the earlier period being considered. We define “normalized operations” as a site open for operation or lease after a warehouse acquisition, development or significant modification, including the expansion of a warehouse footprint or a warehouse rehabilitation subsequent to an extraordinary event, such as natural disasters or similar events. In addition, our definition of “normalized operations” takes into account changes in the ownership structure (e.g., acquisition of a previously leased warehouse would result in different charges in the compared periods), which would impact comparability in our warehouse segment contribution (NOI). Warehouses are excluded from the same store population as of the beginning of the fiscal quarter following the occurrence of such events. We evaluate our same store portfolio on a quarterly basis.
We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges and corporate-level selling, general and administrative expenses). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
The following table shows a summary of the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses during the periods discussed herein.

	December 31, 2017 compared to December 31, 2016	December 31, 2016 compared to December 31, 2015
Total Warehouses	158	159
Same Store Warehouses [1]	139	139
Non-Same Store and Managed Warehouses	19	20
(1) During 2017, four of our owned warehouse facilities reported at least twelve months of consecutive normalized operations after the acquisition, construction, expansion or rehabilitation of the asset prior to the beginning of fiscal 2016. These additions to the same store category were offset by the disposal of three owned warehouse facilities and the exit from one leased warehouse facility in 2017.

Same store contribution (NOI) is not a measurement of financial performance under U.S. GAAP. In addition, other companies providing temperature-controlled warehouse storage and handling and other warehouse services may not define same store or calculate same store contribution (NOI) in a manner consistent with our definition or calculation. Same store contribution (NOI) should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below.

Constant Currency Metrics
As discussed above under “—Key Factors Affecting Our Business and Financial Results—Foreign Currency Translation Impact on Our Operations,” our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues generated and expenses incurred by our operations outside the United States, variations which we cannot control. As a result, in order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we analyze our business performance based on certain constant currency reporting that represents current period results translated into U.S. dollars at the relevant average foreign exchange rates applicable in the comparable prior period. We believe that the presentation of constant currency results provides a measurement of our ongoing operations that is meaningful to investors because it excludes the impact of these foreign currency movements that we cannot control. Constant currency results are not measurements of financial performance under U.S. GAAP, and our constant currency results should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

RESULTS OF OPERATIONS
Comparison of Results for the Years Ended December 31, 2017 and 2016
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2017 constant currency(1)	2016 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$501,604	$501,168	$476,800	5.2%	5.1%
Warehouse services	644,058	640,805	604,067	6.6%	6.1%
Total warehouse segment revenues	1,145,662	1,141,973	1,080,867	6.0%	5.7%

Power	72,408	72,376	71,999	0.6%	0.5%
Other facilities costs (2)	104,713	104,596	102,032	2.6%	2.5%
Labor	509,951	507,715	484,822	5.2%	4.7%
Other services costs (3)	110,262	109,898	107,969	2.1%	1.8%
Total warehouse segment cost of operations	797,334	794,585	766,822	4.0%	3.6%
Warehouse segment contribution (NOI)	$348,328	$347,388	$314,045	10.9%	10.6%

Warehouse rent and storage contribution (NOI) (4)	$324,483	$324,196	$302,769	7.2%	7.1%
Warehouse services contribution (NOI) (5)	$23,845	$23,192	$11,276	111.5%	105.7%

Total warehouse segment margin	30.4%	30.4%	29.1%	130 bps	130 bps
Rent and storage margin(6)	64.7%	64.7%	63.5%	120 bps	120 bps
Warehouse services margin(7)	3.7%	3.6%	1.9%	180 bps	170 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $15.1 million and $16.7 million for the year ended December 31, 2017 and 2016, respectively.

(3)	Includes non-real estate rent expense of $14.0 million and $12.0 million for the year ended December 31, 2017 and 2016, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1.15 billion for the year ended December 31, 2017, an increase of $64.8 million, or 6.0%, compared to $1.08 billion for the year ended December 31, 2016. On a constant currency basis, our warehouse segment revenues were $1.14 billion for the year ended December 31, 2017, an increase of $61.1 million, or 5.7%, year-over-year. These increases were primarily driven by a greater proportion of occupancy by customers that paid higher average rates per pallet as well as an increase in warehouse services volumes. The majority of the change in customer composition and related increase in revenues was generated through our domestic operations. The foreign currency translation of revenues incurred by our foreign operations had a $3.7 million favorable impact during the year ended December 31, 2017.
Warehouse segment cost of operations was $797.3 million for the year ended December 31, 2017, an increase of $30.5 million, or 4.0%, compared to $766.8 million for the year ended December 31, 2016. On a constant currency basis, our warehouse segment cost of operations was $794.6 million for the year ended

December 31, 2017, an increase of $27.8 million, or 3.6%, compared to $766.8 million for the year ended December 31, 2016. This increase was driven primarily by rising labor costs, partially driven by higher throughput and an increased amount of more labor-intensive warehouse services relative to the year ended December 31, 2016.
Warehouse segment contribution (NOI) was $348.3 million for the year ended December 31, 2017, an increase of $34.3 million, or 10.9%, compared to $314.0 million for the year ended December 31, 2016. On a constant currency basis, warehouse segment contribution was $347.4 million for the year ended December 31, 2017, an increase of $33.3 million, or 10.6%, year-over-year.

Same Store Analysis
We had 139 same stores for the year ended December 31, 2017 and 2016. Please see “—How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2017 constant currency(1)	2016 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$491,174	$490,725	$465,528	5.5%	5.4%
Warehouse services	631,287	627,995	591,994	6.6%	6.1%
Total same store revenues	1,122,461	1,118,720	1,057,522	6.1%	5.8%
Same store cost of operations:
Power	70,101	70,076	68,974	1.6%	1.6%
Other facilities costs	99,448	99,339	94,153	5.6%	5.5%
Labor	498,978	496,689	473,325	5.4%	4.9%
Other services costs	107,055	106,679	105,261	1.7%	1.3%
Total same store cost of operations	$775,582	$772,783	$741,713	4.6%	4.2%

Same store contribution (NOI)	$346,879	$345,937	$315,809	9.8%	9.5%
Same store rent and storage contribution (NOI)(2)	$321,625	$321,310	$302,401	6.4%	6.3%
Same store services contribution (NOI)(3)	$25,254	$24,627	$13,408	88.4%	83.7%

Total same store margin	30.9%	30.9%	29.9%	100 bps	100 bps
Same store rent and storage margin(4)	65.5%	65.5%	65.0%	50 bps	50 bps
Same store services margin(5)	4.0%	3.9%	2.3%	170 bps	160 bps

Non-same store revenues:
Rent and storage	$10,430	$10,443	$11,272	(7.5)%	(7.4)%
Warehouse services	12,771	12,810	12,073	5.8%	6.1%
Total non-same store revenues	23,201	23,253	23,345	(0.6)%	(0.4)%
Non-same store cost of operations:
Power	2,307	2,300	3,025	(23.7)%	(24.0)%
Other facilities costs	5,265	5,257	7,879	(33.2)%	(33.3)%
Labor	10,973	11,026	11,497	(4.6)%	(4.1)%
Other services costs	3,207	3,219	2,708	18.4%	18.9%
Total non-same store cost of operations	$21,752	$21,802	$25,109	(13.4)%	(13.2)%

Non-same store contribution (NOI)	$1,449	$1,451	$(1,764)	(182.1)%	(182.3)%
Non-same store rent and storage contribution (NOI)(2)	$2,858	$2,886	$368	676.6%	684.2%
Non-same store services contribution (NOI)(3)	$(1,409)	$(1,435)	$(2,132)	(33.9)%	(32.7)%

Total warehouse segment revenues	$1,145,662	$1,141,973	$1,080,867	6.0%	5.7%
Total warehouse cost of operations	$797,334	$794,585	$766,822	4.0%	3.6%
Total warehouse segment contribution	$348,328	$347,388	$314,045	10.9%	10.6%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.
(3)	Calculated as warehouse services revenues less labor and other services costs.
(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.
(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
	2017	2016
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,447	2,414	1.4%
Average physical pallet positions (in thousands)	3,124	3,125	0.0%
Occupancy percentage	78.3%	77.2%	110 bps
Same store rent and storage revenues per occupied pallet	$200.75	$192.87	4.1%
Constant currency same store rent and storage revenues per occupied pallet	$200.56	$192.87	4.0%

Same store warehouse services:
Throughput pallets (in thousands)	27,038	26,562	1.8%
Same store warehouse services revenues per throughput pallet	$23.34	$22.29	4.7%
Constant currency same store warehouse services revenues per throughput pallet	$23.22	$22.29	4.2%

Non-same store rent and storage:
Occupancy
Average occupied pallets (in thousands)	62	56	9.6%
Average physical pallet positions (in thousands)	91	106	(14.3)%
Occupancy percentage	67.8%	53.0%

Non-same store warehouse services:
Throughput pallets (in thousands)	584	567	2.9%

(1) We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the applicable period. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from two to three feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

Average occupancy at our same stores was 78.3% for the year ended December 31, 2017, an increase of 110 bps compared to 77.2% for the year ended December 31, 2016. This growth was primarily the result of an increase of 1.4% in average occupied pallets. The increase in our average occupied pallets primarily resulted from new business and incremental business with existing customers at our domestic and Australian operations, partially offset by a slight decline in the average occupied pallets in our New Zealand and Argentina operations. Same store rent and storage revenues per occupied pallet increased 4.1% year-over-year, primarily driven by rate increases and a greater proportion of occupancy by customers that paid higher average rates per pallet. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was approximately the same as the change in same store rent and storage revenues per occupied pallet including the effect of foreign currency fluctuations. This was attributable to the fact that the increase in same store rent and storage revenues from our domestic operations was substantially higher than the increase in same store rent and storage revenues from our foreign operations.
Throughput pallets at our same stores were 27.0 million pallets for the year ended December 31, 2017, an increase of 1.8% from 26.6 million pallets for the year ended December 31, 2016. This increase was largely the result of new and incremental occupancy and throughput from our domestic and Australian customers. Same store warehouse services revenues per throughput pallet increased 4.7% year-over-year primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services and, in part, a favorable net effect of foreign currency translation as the increase in warehouse services revenues from our foreign operations was greater than the increase from the same revenues stream at our domestic operations. On a constant currency basis, our same store services revenues per throughput pallet increased 4.2% period-over-period.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2017 constant currency(1)	2016 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$242,189	$241,674	$252,411	(4.0)%	(4.3)%
Third-party managed cost of operations	229,364	228,851	237,597	(3.5)%	(3.7)%
Third-party managed segment contribution	$12,825	$12,823	$14,814	(13.4)%	(13.4)%

Third-party managed margin	5.3%	5.3%	5.9%	-60 bps	-60 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $242.2 million for the year ended December 31, 2017, a decrease of $10.2 million, or 4.0%, compared to $252.4 million for the year ended December 31, 2016. On a constant currency basis, third-party managed revenues were $241.7 million for the year ended December 31, 2017, a decrease of $10.7 million, or 4.3%, year-over-year. These declines were attributable to lower business volume from our largest third-party managed customer, which led to a decline in incentive fees period-over-period.
Third-party managed cost of operations was $229.4 million for the year ended December 31, 2017, a decrease of $8.2 million, or 3.5%, compared to $237.6 million for the year ended December 31, 2016. On a constant currency basis, third-party managed cost of operations was $228.9 million for the year ended December 31, 2017, a decrease of $8.7 million, or 3.7%, year-over-year.
Third-party managed segment contribution (NOI) was $12.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 13.4%, compared to $14.8 million for the year ended December 31, 2016. On a constant currency basis, third-party managed segment contribution (NOI) was $12.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 13.4%, year-over-year.

Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2017 constant currency(1)	2016 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$146,070	$145,043	$147,004	(0.6)%	(1.3)%

Brokered transportation	104,981	104,532	102,897	2.0%	1.6%
Other cost of operations	28,139	27,568	29,689	(5.2)%	(7.1)%
Total transportation cost of operations	133,120	132,100	132,586	0.4%	(0.4)%
Transportation segment contribution (NOI)	$12,950	$12,943	$14,418	(10.2)%	(10.2)%

Transportation margin	8.9%	8.9%	9.8%	-90 bps	-90 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable warehouse services and consolidation solutions by exiting certain commoditized, non-scalable, or low margin services we have historically offered to our customers. Transportation revenues were $146.1 million for the year ended December 31, 2017, a decrease of $0.9 million, or 0.6%, compared to $147.0 million for the year ended December 31, 2016. On a constant currency basis, transportation revenues were $145.0 million for the year ended December 31, 2017, a decrease of $2.0 million, or 1.3%, year-over-year. The strategic shift in our transportation segment resulted in higher revenue of $3.3 million on higher rates and more profitable transportation services in our domestic operations. Transportation services from our international operations led to a revenue decline of $4.4 million primarily as a result of lower volume from an Australian customer.
Transportation cost of operations was $133.1 million for the year ended December 31, 2017, an increase of $0.5 million, or 0.4%, compared to $132.6 million for the year ended December 31, 2016. On a constant currency basis, transportation cost of operations was $132.1 million for the year ended December 31, 2017, a decrease of $0.5 million, or 0.4%, year-over-year. Brokered transportation costs were slightly higher than a year ago primarily as a result of an increase in domestic consolidation programs. However, the strategic shift referenced above together with lower volume from our international operations led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $13.0 million for the year ended December 31, 2017, a decrease of $1.5 million, or 10.2%, compared to $14.4 million for the year ended December 31, 2016. Transportation segment margin decreased 90 basis points year-over-year, to 8.9% from 9.8%. Despite increased margins and greater efficiencies in our domestic transportation operations, the overall decrease in margins resulted from slightly lower margins in our international transportation business. On a constant currency basis, transportation segment contribution was $12.9 million for the year ended December 31, 2017, a decrease of $1.5 million, or 10.2%, period-over-period.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,		Change
	2017	2016
	(Dollars in thousands)
Quarry revenues	$9,666	$9,717	(0.5)%
Quarry cost of operations	9,664	7,349	31.5%
Quarry segment contribution (NOI)	$2	$2,368	(99.9)%

Quarry margin	—%	24.4%	n/m
n/m: not meaningful
Quarry revenues were $9.7 million for the year ended December 31, 2017, which were consistent with revenues for the year ended December 31, 2016.
Quarry cost of operations was $9.7 million for the year ended December 31, 2017, an increase of $2.3 million, or 31.5%, compared to $7.3 million for the year ended December 31, 2016. This increase was primarily due to an impairment charge of $2.1 million we recognized in the second quarter of 2017 to write-down certain limestone inventory held at our quarry operations, which we determined to be not of saleable quality.
Quarry segment contribution (NOI) was break even for the year ended December 31, 2017, as compared to a contribution (NOI) of $2.4 million for the year ended December 31, 2016, largely driven by the write-down of inventory described above.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $116.7 million for the year ended December 31, 2017, a decrease of $1.8 million, or 1.5%, compared to $118.6 million for the year ended December 31, 2016. This change was primarily associated with the exit of certain warehouses toward the end of 2016, and the disposal of machinery and equipment no longer in use.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $104.6 million for the year ended December 31, 2017, an increase of $4.4 million, or 4.4%, compared to $100.2 million for the year ended December 31, 2016. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 15% of corporate-level selling, general and administrative expenses for 2017 and 2016. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses was primarily due to higher professional fees incurred in preparation for the IPO, and higher bonus and incentive expense resulting from improved operational results. In addition, in the third quarter of 2017, we recorded a $2.1 million expense to repair a leased warehouse facility to restore the site to its original condition prior to the lease. For the years ended December 31, 2017 and 2016, corporate-level selling, general and administrative expenses were 6.8% and 6.7%, respectively, of total revenues.
Impairment of long-lived assets. For the years ended December 31, 2017 and 2016, we recorded impairment charges of $9.5 million and $9.8 million, respectively, as a result of the planned disposal or exit of certain warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. All of these impaired assets related to the Warehouse segment.
Multi-Employer pension plan withdrawal expense. During the third quarter of 2017, we recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Fund for hourly, unionized associates at four of our domestic warehouse facilities. The New England Fund is grossly underfunded in accordance with Employee Retirement Income Security Act of 1974, or ERISA, funding standards and, therefore, the terms of ERISA required the development of a rehabilitation plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the New England Fund were given the opportunity to exit the New England Fund and convert to a new fund. We are obligated to repay our portion of the unfunded liability in respect thereof, estimated at $13.7 million, in equal monthly installments of approximately $38,000 over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multiemployer pension plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
Other Income and Expense
Loss from Partially Owned Entities. For the year ended December 31, 2017, our partially owned entities reported a loss of $1.4 million, a $1.2 million increase compared to a loss of $0.1 million for the year ended December 31, 2016. This change was primarily attributable to a $1.4 million charge our China JV recorded to write-off a loan receivable from one of its bankrupt customers.
Impairment of Partially Owned Entities. In 2017, we recognized an impairment charge totalling $6.5 million related to our investment in the China JV accounted for under the equity method as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the China JV. The estimated fair value of this investment was determined based on an assessment of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner based on current negotiations.
The following table presents other items of income and expense for the years ended December 31, 2017 and 2016.

	Year ended December 31,		Change
	2017	2016	%
Other (expense) income:	(In thousands)
Interest expense	$(114,898)	$(119,552)	(3.9)%
Interest income	1,074	708	51.7%
Loss on debt extinguishment and modification	(986)	(1,437)	n/m
Foreign currency exchange (loss) gain	(3,591)	464	n/m
Other income - net	918	2,142	(57.1)%
n/m: not meaningful
Interest expense. Interest expense was $114.9 million for the year ended December 31, 2017, a decrease of $4.7 million, or 3.9%, compared to $119.6 million for the year ended December 31, 2016. In July 2016, we amended the terms of our Senior Secured Term Loan B Facility to lower the coupon rate on the initial tranche of the Senior Secured Term Loan B Facility from one-month LIBOR plus 5.50% to one-month LIBOR plus 4.75%, and to secure incremental borrowings of $385.0 million principal amount to pay off $375.0 million on our 2006 Mortgage Loans (as defined elsewhere in this Annual Report on Form 10-K), which had coupon rates ranging from 5.43% to 5.55%. In January 2017, we re-amended the terms of our Senior Secured Term Loan B Facility to lower the credit spread from 4.75% to 3.75% on weighted average balance of $772.7 million for the year ended December 31, 2017.
Interest income. Interest income of $1.1 million for the year ended December 31, 2017 was 51.7% higher when compared to the year ended December 31, 2016. This period-over-period change was primarily driven by the collection of interest earned on delinquent billings. Historically, we have earned interest income primarily from term deposits held by our foreign subsidiaries. Starting in the second half of 2016, we began charging interest on delinquent billings net of a bad debt provision equal to the amount of interest earned for such delinquent customers until collected.
Loss on debt extinguishment and modification. As part of the January 2017 amendment of our Senior Secured Term Loan B Facility, and in connection with the pay-off of certain mortgage notes using incremental borrowings under the same facility in May of 2017, we recognized a $1.0 million charge to write-off unamortized debt issuance costs on the mortgage notes extinguished and debt modification costs on the Senior Secured Term Loan B Facility that could not be capitalized. In 2016, we recognized similar charges totalling $1.4 million related to the extinguishment of other mortgage notes and the refinancing of our Senior Secured Term Loan B Facility.
Foreign currency exchange gain (loss). We reported a foreign currency exchange loss of $3.6 million for the year ended December 31, 2017 compared to a $0.5 million gain for the year ended December 31, 2016. The monthly re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a larger foreign currency exchange loss in the year ended December 31, 2017, as the U.S. dollar weakened against the Australian dollar compared to the year ended December 31, 2016.
Other income-net. Other income-net, which represented income outside our operating segments, was $0.9 million for the year ended December 31, 2017, a decrease of $1.2 million, or 57.1% compared to $2.1 million for the year ended December 31, 2016. Other income-net in 2016 included proceeds of $3.1 million from the business interruption claim related to the disruption at our Dallas facility, whereas proceeds from the same claim were $0.6 million in 2017.
Income Tax Expense
Income tax expense for the year ended December 31, 2017 was $9.4 million, an increase of $3.5 million, or 59.8% compared to $5.9 million for the year ended December 31, 2016. During 2017, we reached a settlement with the Internal Revenue Service for payment of an excise tax in the amount of $4.3 million, including interest to resolve the matter for years prior to 2017 with an expected payment of $0.7 million to be made to resolve 2017 year. The settlement was reached with respect to a ruling request for confirmation of certain tax positions we believed qualified for the treatment we historically applied on the Company's tax returns.

Comparison of Results for the Years Ended December 31, 2016 and 2015
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2016 and 2015.

	Year ended December 31,			Change
	2016 actual	2016 constant currency (1)	2015 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$476,800	$482,878	$469,190	1.6%	2.9%
Warehouse services	604,067	607,458	587,934	2.7%	3.3%
Total warehouse segment revenues	1,080,867	1,090,336	1,057,124	2.2%	3.1%
Power	71,999	72,747	73,587	(2.2)%	(1.1)%
Other facilities costs (2)	102,032	103,101	101,828	0.2%	1.3%
Labor	484,822	490,074	468,389	3.5%	4.6%
Other services costs (3)	107,969	108,099	105,571	2.3%	2.4%
Total warehouse segment cost of operations	$766,822	$774,021	$749,375	2.3%	3.3%
Warehouse segment contribution (NOI)	$314,045	$316,315	$307,749	2.0%	2.8%
Warehouse rent and storage contribution (NOI) (4)	$302,769	$307,030	$293,775	3.1%	4.5%
Warehouse services contribution (NOI) (5)	$11,276	$9,285	$13,974	(19.3)%	(33.6)%
Total warehouse segment margin	29.1%	29.0%	29.1%	—	-10 bps
Rent and storage margin (6)	63.5%	63.6%	62.6%	90 bps	100 bps
Warehouse services margin (7)	1.9%	1.5%	2.4%	-50 bps	-90 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $16.7 million and $19.3 million for the years ended December 31, 2016 and 2015, respectively.

(3)	Includes non-real estate rent expense of $12.0 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.

Warehouse segment revenues were $1.08 billion for the year ended December 31, 2016, an increase of $23.7 million, or 2.2%, compared to $1.06 billion for the year ended December 31, 2015. On a constant currency basis, our warehouse segment revenues were $1.09 billion for the year ended December 31, 2016, an increase of $33.2 million, or 3.1%, year-over-year. This favorable change was mainly driven by incremental occupancy and throughput from our customers in Australia and New Zealand, coupled with favorable storage and handling rate adjustments and a 1.9% growth in total throughput in our domestic warehouse business. The unfavorable impact of foreign currency translation on revenues generated by our operations outside the United States totaled $9.5 million, which was driven by the continued strengthening of the U.S. dollar.
Warehouse segment cost of operations was $766.8 million for the year ended December 31, 2016, an increase of $17.4 million, or 2.3%, compared to $749.4 million for the year ended December 31, 2015. On a constant currency basis, our warehouse segment cost of operations was $774.0 million for the year ended December 31, 2016, an increase of $24.6 million, or 3.3%, compared to $749.4 million for the year ended December 31, 2015. This increase was driven primarily by rising labor costs, which increased 3.5% on an actual basis partially driven by higher throughput and an increased amount of more labor-intensive warehouse services relative to the comparable prior period. Cost of operations was also impacted by strategic efforts to exit certain leased facilities and transition customers within our warehouse portfolio. These increased costs were partially offset by lower power costs, which decreased 2.2%, on an actual basis.
Warehouse segment contribution (NOI) was $314.0 million for the year ended December 31, 2016, an increase of $6.3 million, or 2.0%, compared to $307.7 million for the year ended December 31, 2015. On a constant currency basis, warehouse segment contribution (NOI) was $316.3 million for the year ended December 31, 2016, an increase of $8.6 million, or 2.8%, year-over-year.

Same Store Analysis
We had 139 same stores for the years ended December 31, 2016 and 2015. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2016 and 2015.

	Year ended December 31,			Change
	2016 actual	2016 constant currency (1)	2015 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$461,873	$467,952	$449,388	2.8%	4.1%
Warehouse services	577,948	581,338	558,502	3.5%	4.1%
Total same store revenues	1,039,821	1,049,290	1,007,890	3.2%	4.1%

Same store cost of operations:
Power	69,480	70,227	70,518	(1.5)%	(0.4)%
Other facilities costs	94,357	95,427	90,063	4.8%	6.0%
Labor	463,463	468,715	444,071	4.4%	5.5%
Other services costs	103,172	103,302	100,322	2.8%	3.0%
Total same store cost of operations	$730,472	$737,671	$704,974	3.6%	4.6%

Same store contribution (NOI)	$309,349	$311,619	$302,916	2.1%	2.9%
Same store rent and storage contribution (NOI) (2)	$298,036	$302,298	$288,807	3.2%	4.7%
Same store warehouse services contribution (NOI) (3)	$11,313	$9,321	$14,109	(19.8)%	(33.9)%

Total same store margin	29.8%	29.7%	30.1%	-30 bps	-40 bps
Same store rent and storage margin (4)	64.5%	64.6%	64.3%	20 bps	30 bps
Same store warehouse services margin (5)	2.0%	1.6%	2.5%	-50 bps	-90 bps

Non-same store revenues:
Rent and storage	$14,928	$14,928	$19,802	(24.6)%	(24.6)%
Warehouse services	26,118	26,118	29,432	(11.3)%	(11.3)%
Total non-same store revenues	41,046	41,046	49,234	(16.6)%	(16.6)%
Non-same store cost of operations:
Power	2,519	2,519	3,070	(17.9)%	(17.9)%
Other facilities costs	7,675	7,675	11,766	(34.8)%	(34.8)%
Labor	21,359	21,359	24,317	(12.2)%	(12.2)%
Other services costs	4,797	4,797	5,248	(8.6)%	(8.6)%
Total non-same store cost of operations	$36,350	$36,350	$44,401	(18.1)%	(18.1)%

Non-same store contribution (NOI)	$4,696	$4,696	$4,833	(2.8)%	(2.8)%
Non-same store rent and storage contribution (NOI) (2)	$4,734	$4,734	$4,966	(4.7)%	(4.7)%
Non-same store warehouse services contribution (NOI) (3)	$(38)	$(38)	$(133)	(71.4)%	(71.4)%

Total warehouse segment revenues	$1,080,867	$1,090,336	$1,057,124	2.2%	3.1%
Total warehouse cost of operations	$766,822	$774,021	$749,375	2.3%	3.3%
Total warehouse segment contribution (NOI)	$314,045	$316,315	$307,749	2.0%	2.8%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
	2016	2015
Same store rent and storage:
Occupancy (1)
Average occupied pallets (in thousands)	2,409	2,401	0.3%
Average physical pallet positions (in thousands)	3,112	3,149	(1.2)%
Occupancy percentage	77.4%	76.3%	110 bps
Same store rent and storage revenues per occupied pallet	$191.74	$187.14	2.5%
Constant currency same store rent and storage revenues per occupied pallet	$194.27	$187.14	3.8%
Same store warehouse services:
Throughput pallets (in thousands)	26,031	25,105	3.7%
Same store warehouse services revenues per throughput pallet	$22.20	$22.25	(0.2)%
Constant currency same store warehouse services revenues per throughput pallet	$22.33	$22.25	0.4%

Non-same store rent and storage:
Occupancy
Average occupied pallets (in thousands)	46	47	(0.5)%
Average physical pallet positions (in thousands)	77	79	(3.5)%
Occupancy percentage	60.5%	58.7%	180 bps
Non-same store warehouse services:
Throughput pallets (in thousands)	969	691	40.2%

(1) We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the applicable period. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from two to three feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

Average physical occupancy at our same stores was 77.4% for the year ended December 31, 2016, an increase of 110 basis points compared to 76.3% for the year ended December 31, 2015. This growth was primarily the result of an increase of 0.3% in average occupied pallets and a 1.2% decrease in average physical pallet positions. The increase in our average occupied pallets primarily resulted from new business at our Australian and New Zealand operations, partially offset by a slight decline in the average occupied pallets in our domestic operations. Same store rent and storage revenues per occupied pallet increased 2.5% year-over-year, primarily driven by rate increases and a greater proportion of occupancy by customers that paid higher average rates per pallet, partially offset by the unfavorable foreign currency impact of a stronger U.S. dollar on the translation of revenues and expenses incurred by our operations outside the United States. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.8% year-over-year.

Throughput pallets at our same stores were 26.0 million pallets for the year ended December 31, 2016, an increase of 3.7% from 25.1 million pallets for the year ended December 31, 2015. This increase was the result of new and incremental occupancy and throughput in Australia, additional throughput pallets from new domestic customers, and net higher throughput from existing domestic customers. Same store warehouse services revenues per throughput pallet decreased 0.2% year-over-year primarily as a result of a decline in higher priced repackaging, blast freezing, and case-picking warehouse services, and the unfavorable net effect of foreign currency translation mentioned above. On a constant currency basis, our same store warehouse services revenues per throughput pallet increased 0.4% year-over-year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2016 and 2015.

	Year ended December 31,			Change
	2016 actual	2016 constant currency (1)	2015 actual	Actual	Constant currency
	(Dollars in thousands)
Number of managed sites	12		12
Third-party managed revenues	$252,411	$253,043	$233,564	8.1%	8.3%
Third-party managed cost of operations	237,597	238,179	220,983	7.5%	7.8%
Third-party managed segment contribution (NOI)	$14,814	$14,864	$12,581	17.7%	18.1%
Third-party managed margin	5.9%	5.9%	5.4%	50 bps	50 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $252.4 million for the year ended December 31, 2016, an increase of $18.8 million, or 8.1%, compared to $233.6 million for the year ended December 31, 2015. On a constant currency basis, third-party managed revenues were $253.0 million for the year ended December 31, 2016, an increase of $19.5 million, or 8.3%, year-over-year. These increases were due to higher reimbursable operating expenses related to higher throughput at sites managed for our existing customers.
Third-party managed cost of operations was $237.6 million for the year ended December 31, 2016, an increase of $16.6 million, or 7.5%, compared to $221.0 million for the year ended December 31, 2015. On a constant currency basis, third-party managed cost of operations was $238.2 million for the year ended December 31, 2016, an increase of $17.2 million, or 7.8%, year-over-year. These increases were primarily due to higher reimbursable operating expenses related to higher throughput at sites managed for our existing customers.
Third-party managed segment contribution (NOI) was $14.8 million for the year ended December 31, 2016, an increase of $2.2 million, or 17.7%, compared to $12.6 million for the year ended December 31, 2015. On a constant currency basis, third-party managed segment contribution (NOI) was $14.9 million for the year ended December 31, 2016, an increase of $2.3 million, or 18.1%, year-over-year.

Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2016 and 2015.

	Year ended December 31,			Change
	2016 actual	2016 constant currency (1)	2015 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$147,004	$151,863	$180,892	(18.7)%	(16)%

Brokered transportation	102,897	106,244	134,255	(23.4)%	(20.9)%
Other cost of operations	29,689	30,090	32,332	(8.2)%	(6.9)%
Total transportation cost of operations	132,586	136,334	166,587	(20.4)%	(18.2)%
Transportation segment contribution (NOI)	$14,418	$15,529	$14,305	0.8%	8.6%
Transportation margin	9.8%	10.2%	7.9%	190 bps	230 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable warehouse services and consolidation solutions by exiting certain commoditized, non-scalable, or low margin services we have historically offered to our customers. Transportation revenues were $147.0 million for the year ended December 31, 2016, a decrease of $33.9 million, or 18.7%, compared to $180.9 million for the year ended December 31, 2015. On a constant currency basis, transportation revenues were $151.9 million for the year ended December 31, 2016, a decrease of $29.0 million, or 16.0%, year-over-year. The strategic shift in our transportation segment and lower business throughput from our domestic customers contributed $37.0 million of the decrease, offset by $3.1 million higher revenues from our international operations.
Transportation cost of operations was $132.6 million for the year ended December 31, 2016, a decrease of $34.0 million, or 20.4%, compared to $166.6 million for the year ended December 31, 2015. On a constant currency basis, transportation cost of operations was $136.3 million for the year ended December 31, 2016, a decrease of $30.3 million, or 18.2%, year-over-year. These decreases were primarily due to lower brokered transportation costs as a result of lower revenues related to the strategic shift referenced above.
Transportation segment contribution (NOI) was $14.4 million for the year ended December 31, 2016, an increase of $0.1 million, or 0.8%, compared to $14.3 million for the year ended December 31, 2015. Transportation segment margin increased 190 basis points year-over-year, to 9.8% from 7.9%, as the business shifted towards more profitable services. On a constant currency basis, transportation segment contribution (NOI) was $15.5 million for the year ended December 31, 2016, an increase of $1.2 million, or 8.6%, year-over-year.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the years ended December 31, 2016 and 2015.

	Year ended December 31,		Change
	2016	2015
	(Dollars in thousands)
Quarry revenues	$9,717	$9,805	(0.9)%
Quarry cost of operations	7,349	7,420	(1.0)%
Quarry segment contribution (NOI)	$2,368	$2,385	(0.7)%
Quarry margin	24.4%	24.3%	10 bps
Quarry revenues were $9.7 million for the year ended December 31, 2016, a decrease of $0.1 million, or 0.9%, compared to $9.8 million for the year ended December 31, 2015. This decrease was primarily due to a slowdown in construction projects from traditional customers and minor price decreases as a result of lower market prices driven by competition.
Quarry cost of operations was $7.3 million for the year ended December 31, 2016, a decrease of $0.1 million, or 1.0%, compared to $7.4 million for the year ended December 31, 2015. This decrease was primarily due to lower fuel costs resulting from lower oil prices.
Quarry segment contribution (NOI) was $2.4 million for the year ended December 31, 2016, virtually flat compared to the year ended December 31, 2015.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $118.6 million for the year ended December 31, 2016, a decrease of $7.1 million, or 5.7%, compared to $125.7 million for the year ended December 31, 2015. This decrease was primarily due to the disposal and write-off of certain machinery and equipment that were no longer utilized.
Impairment of intangible assets and long-lived assets. For the years ended December 31, 2016 and 2015, we recorded impairment charges of $9.8 million and $5.7 million, respectively, as a result of the planned disposal of certain facilities, and other idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or purchase offers. These impaired assets related to the warehouse segment. During 2015, we also recorded an impairment charge of $3.7 million on one of our below-market leasehold interests associated with a lease that we did not intend to renew as we removed excess capacity from our warehouse portfolio.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $100.2 million for the year ended December 31, 2016, an increase of $9.0 million, or 9.9%, compared to $91.2 million for the year ended December 31, 2015. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 15% of corporate-level selling, general and administrative expenses for 2016 and 2015. We believe these costs are comparable to leasing costs for other publicly traded REITs. This increase was primarily due to investments in our engineering services function to expand headcount, and higher professional fees incurred for alternative strategic opportunities. For the year ended December 31, 2016, corporate-level selling, general and administrative expenses were 6.7% of our total revenues, an increase of 0.5% from 6.2% of total revenues for the year ended December 31, 2015.

Other Income and Expense
The following table presents other items of income and expense for the years ended December 31, 2016 and 2015.

	Year ended December 31,		Change
	2016	2015
Other (expense) income:	(Dollars in thousands)
Interest expense	$(119,552)	$(116,710)	2.4%
Interest income	708	724	(2.2)%
Loss on debt extinguishment and modification	(1,437)	(503)	n/m
Foreign currency exchange gain (loss)	464	(3,470)	(113.4)%
Other income—net	2,142	1,892	13.2%
n/m: not meaningful

Interest expense. Interest expense was $119.6 million for the year ended December 31, 2016, an increase of $2.8 million, or 2.4%, compared to $116.7 million for the year ended December 31, 2015. This increase was primarily attributable to an increase in our weighted average debt outstanding for the year ended December 31, 2016 compared to the year ended December 31, 2015, and an increase in our weighted average effective interest rate. Effective interest rates included the amortization of the deferred financing costs and original issuance debt discounts.
In June 2015, our Australian and New Zealand subsidiaries entered into new mortgage notes in an aggregate principal amount of $187.4 million with a weighted average effective interest rate of 4.96% as of December 31, 2016 and 2015. In addition, on December 1, 2015, we refinanced $350.0 million of the 2006 Mortgage Loans and a construction loan of $14.2 million with a weighted average effective interest rate of 6.00% and 3.81%, respectively, as of the date of the refinancing thereof, through the issuance of a new $325.0 million term loan under our Senior Secured Term Loan B Facility with an average annual effective interest rate of 7.19% as of December 31, 2015.
In July 2016, we amended the terms of the term loan under our Senior Secured Term Loan B Facility incurred on December 1, 2015 to secure incremental borrowings of $385.0 million principal amount, and used the net proceeds to repay the balance of our 2006 Mortgage Loans and to lower the credit spread on the initial tranche of the term loan. The $704.8 million aggregate principal amount of the amended term loan had an effective interest rate of 6.38% as of December 31, 2016.
Interest income. Interest income of $0.7 million for the year ended December 31, 2016 was 2.2% lower when compared to the same period in 2015. Historically, we have earned interest income primarily from term deposits held by our foreign subsidiaries. Starting in 2016, we began charging interest on delinquent billings net of a bad debt provision equal to the amount of interest earned for such delinquent customers until collected. The year-over-year change was primarily driven by movements in foreign currency exchange rates.
Loss on debt extinguishment and modification. Loss on debt extinguishment and modification was $1.4 million for the year ended December 31, 2016, an increase of $0.9 million, compared to $0.5 million for the year ended December 31, 2015. In 2016, we used the net proceeds from the incremental borrowings of the term loan under our Senior Secured Term Loan B Facility to repay the balance of our 2006 Mortgage Loans, and recognized a related $1.4 million loss on debt extinguishment and modification. In 2015, we recognized a $0.5 million loss on debt extinguishment and modification in connection with the termination of a revolving credit facility that was established in 2010, and the payoff of other tranches of mortgage notes and a construction loan. The loss in both periods consisted of a write-off of unamortized debt issuance costs, as well as loan fees and third-party costs related to the aforementioned debt not capitalizable.
Foreign currency exchange gain (loss). We reported a foreign currency exchange gain of $0.5 million for the year ended December 31, 2016 compared to a $3.5 million loss for the year ended December 31, 2015. The monthly re-measurement of an intercompany loan denominated in Australian dollars from our Australian subsidiary to one of our U.S. corporate subsidiaries resulted in a foreign currency exchange gain in 2016, as the U.S. dollar strengthened against the Australian dollar toward the end of 2016.
During the first half of 2015, one of our U.S. subsidiaries was the lender of another intercompany loan to our Australian subsidiary, which loan was denominated in Canadian dollars. With the U.S. dollar strengthening against the Canadian dollar for most of 2015, the re-measurement of this other intercompany loan led to a net loss on foreign currency exchange.
Other income—net. Other income—net, which represents income outside our operating segments, was $2.1 million for the year ended December 31, 2016, an increase of $0.3 million, or 13.2%, compared to $1.9 million for the year ended December 31, 2015. Other income—net in 2016 included proceeds of $3.1 million from the insurance claim related to a business disruption at our Dallas facility. These proceeds were partially offset by asset disposal losses totaling $1.0 million. Prior year other income—net consisted primarily of proceeds from company-owned life insurance policies.
Loss from Partially-Owned Entities
Loss from partially-owned entities was $0.1 million for the year ended December 31, 2016, a decrease of $3.4 million, or 96.4%, compared to a loss of $3.5 million for the year ended December 31, 2015. This decrease was primarily driven by the recognition during 2016 by the China JV of a gain of approximately $1.6 million from the sale of a parcel of land to one of its Chinese affiliates. In addition, the China JV performed better in 2016, as the average occupancy rate across its temperature-controlled warehouse network increased approximately 6% year-over-year.
Income Tax Expense
Income tax expense for the year ended December 31, 2016 was $5.9 million, a decrease of $3.8 million, or 39.0%, compared to $9.6 million for the year ended December 31, 2015. This change was primarily driven by lower taxable income from our domestic Taxable Real-estate Subsidiary (TRS) entities and foreign subsidiaries, as compared to the year ended December 31, 2015.
Gain from Sale of Real Estate, Net of Tax
For the year ended December 31, 2016, we recognized a gain of $11.6 million primarily from the sale of three idle facilities, two parcels of land that we no longer intend to develop, and one temperature-controlled non-strategic storage facility.

Net Effect of Foreign Currency Translation for Comparative Periods
In order to provide a framework for assessing how our underlying businesses performed on an overall basis during the comparison periods presented above, excluding the effect of foreign currency fluctuations, the table below provides an overview of the aggregate effect of foreign currency fluctuations by showing the actual and constant currency results of each of the comparison periods translated into U.S. dollars at the average foreign exchange rates applicable during the year ended December 31, 2015. Constant currency results are not measurements of financial performance under U.S. GAAP, and our constant currency results should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP.

	Actual currency exchange rates
	Year ended December 31,			Year ended December 31,			Compound annual growth rate 2015-2017
	2017 actual currency	2016 actual currency	2015 actual currency	2017 constant currency (1)	2016 constant currency (1)	2015 actual currency	Actual currency	Constant currency
	(In thousands)
Warehouse Segment
Rent and storage revenue	$501,604	$476,800	$469,190	$501,168	$496,015	$469,190	3.4%	3.4%
Warehouse services revenue	644,058	604,067	587,934	640,805	632,105	587,934	4.7%	4.4%
Total warehouse revenue	$1,145,662	$1,080,867	$1,057,124	$1,141,973	$1,128,120	$1,057,124	4.1%	3.9%
Rent and storage contribution (NOI)	$324,483	$302,769	$293,775	$324,196	$315,744	$293,775	5.1%	5.1%
Warehouse services contribution (NOI)	23,845	11,276	13,974	23,192	10,079	13,974	30.6%	28.8%
Total warehouse contribution (NOI)	$348,328	$314,045	$307,749	$347,388	$325,823	$307,749	6.4%	6.2%
Third-Party Managed Segment
Revenue	$242,189	$252,411	$233,564	$241,674	$256,745	$233,564	1.8%	1.7%
Contribution (NOI)	12,825	14,814	12,581	12,823	15,340	12,581	1.0%	1.0%
Transportation Segment
Revenue	$146,070	$147,004	$180,892	$145,043	$164,752	$180,892	(10.1)%	(10.5)%
Contribution (NOI)	12,950	14,418	14,305	12,943	16,947	14,305	(4.9)%	(4.9)%
Quarry
Revenue	$9,666	$9,717	$9,805	$9,666	$9,717	$9,805	(0.7)%	(0.7)%
Contribution (NOI)	2	2,368	2,385	2	2,368	2,385	(97.1)%	(97.1)%
Total Revenue	$1,543,587	$1,489,999	$1,481,385	$1,538,356	$1,559,334	$1,481,385	2.1%	1.9%
Total Segment Contribution (NOI)	$374,105	$345,645	$337,020	$373,156	$360,478	$337,020	5.4%	5.2%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Overview
We currently expect that our principal sources of funding for working capital, facility acquisitions, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•	current cash balances;

•	cash flows from operations;

•	borrowings under our 2018 Senior Secured Credit Facilities; and

•	other forms of secured or unsecured debt financings and equity offerings.
We expect that our funding sources as noted above are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include:

•	operating activities and overall working capital;

•	capital expenditures;

•	debt service obligations; and

•	quarterly shareholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities.

REIT Qualification
To maintain our qualification as a REIT, we must make distributions to our common shareholders aggregating annually at least 90% of our REIT taxable income excluding capital gains. While historically we have satisfied this requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. Cash flows from our operations, which are included in net cash provided by operating activities in our consolidated statements of cash flows, were sufficient to cover distributions on our common shares and our then outstanding preferred shares for the years ended December 31, 2017, 2016 and 2015.
As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, divesting ourselves of temperature-controlled warehouses (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions, the availability and attractiveness of the terms of which cannot be assured.
Security Interests in Customers’ Products
By operation of law and in accordance with our customer contracts (other than leases), we receive warehouseman’s liens on products held in our warehouses to secure customer payments. Such liens permit us to take control of the products and sell them to third parties in order to recover any monies receivable on a delinquent account, but such products may be perishable or otherwise not readily saleable by us. Historically, in instances where we have warehouseman’s liens and our customer sought bankruptcy protection, we have been successful in receiving “critical vendor” status, which has allowed us to fully collect on our accounts receivable during the pendency of the bankruptcy proceeding.
Our bad debt expense was $1.2 million, $1.1 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we maintained bad debt reserves of approximately $5.0 million, which we believed to be adequate.

Outstanding Indebtedness
The following table presents our outstanding indebtedness as of December 31, 2017 and 2016.

			Effective interest rate [7] as of December 31, 2017	Outstanding principal amount at
	Stated maturity date	Contractual interest rate [5]		December 31, 2017	December 31, 2016
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$56,941	$73,619
Component A-2-FX	1/2021	4.96%	5.38%	150,334	150,334
Component A-2-FL [1]	1/2021	LIBOR + 1.51%	3.45%	48,654	74,899
Component B	1/2021	6.04%	6.48%	60,000	60,000
Component C	1/2021	6.82%	7.28%	62,400	62,400
Component D	1/2021	7.45%	7.92%	82,600	82,600
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	194,223	200,252
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australian Term Loan [2]	6/2020	BBSY + 1.40%	4.51%	158,645	146,789
New Zealand Term Loan [3]	6/2020	BKBM + 1.40%	5.12%	31,240	30,615
Senior Secured Term Loan B Facility secured by stock pledge in qualified subsidiaries	12/2022	LIBOR + 3.75% with 1% floor or ABR + 2.75% with 2% floor	5.79%	806,918	704,833
Total principal amount of mortgage notes and term loans				1,753,955	1,688,341
Less deferred financing costs				(25,712)	(28,473)
Less debt discount				(6,285)	(7,443)
Total mortgage notes and term loans, net of deferred financing costs and debt discount				$1,721,958	$1,652,425
2015 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries	12/2018 [4]	LIBOR + 3.00% or ABR + 2.00%	3.92%	$—	$28,000
Construction Loans:
Warehouse Clearfield, UT secured by mortgage	2/2019	LIBOR + 3.25% or prime rate + 2.25%	5.18%	$19,671	$—
Less deferred financing costs				(179)	—
				$19,492	$—
Warehouse Middleboro, MA secured by mortgage	8/2020	LIBOR +2.75% or ABR +1.75%	—	$—	$—

(1)
Component A-2-FL of the 2010 Mortgage Loans has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The variable interest rate at December 31, 2017 was 2.98% per annum.

(2)
As of December 31, 2017, the outstanding balance was AUD$203.0 million and the variable interest rate was 3.10% per annum (1.70% BBSY plus 1.40% margin) of which 75% is fixed via an interest rate swap at 4.06% per annum (2.66% BBSY plus 1.40% margin).

(3)
As of December 31, 2017, the outstanding balance was NZD$44.0 million and the variable interest rate was 3.22% per annum (1.82% BKBM plus 1.40% margin), of which 75% is fixed via an interest rate swap at 4.93% per annum (3.53% BKBM plus 1.40% margin).

(4)	Prior to the IPO we have the option to extend the stated maturity date of our Senior Secured Revolving Credit Facility to December 1, 2019, subject to certain conditions.

(5)	References in this table to LIBOR are references to one-month LIBOR and references to BBSY and BKBM are to Australian Bank Bill Swap Bid Rate and New Zealand Bank Bill Reference Rate, respectively.

(6)	Unused line, letter of credit and financing fees increase the stated interest rate.

(7)
The effective interest rate includes effects of amortization of the deferred financing costs and debt discount. The weighted average effective interest rate for total debt was 5.68% and 5.67% as of December 31, 2017 and 2016, respectively.

Pre-IPO Senior Secured Credit Facilities
In December 2015, we entered into a credit agreement with various lenders providing senior secured credit facilities that consisted of a $325.0 million senior secured term loan, which we refer to as our Senior Secured Term Loan B Facility, and a $135.0 million senior secured revolving credit facility, which we refer to as our 2015 Senior Secured Revolving Credit Facility, and, collectively with our Senior Secured Term Loan B Facility, our pre-IPO Senior Secured Credit Facilities.
In April 2016, we upsized the commitments under our 2015 Senior Secured Revolving Credit Facility by $15.0 million to increase the aggregate borrowing capacity under that credit facility to $150.0 million.
In July 2016, we issued a $385.0 million incremental term loan under our Senior Secured Term Loan B Facility and used the net proceeds to repay, among other things, the balance of our 2006 Mortgage Loans. In connection with this refinancing, we lowered the credit spread on the initial tranche of our Senior Secured Term Loan B Facility.
In January 2017, we lowered the credit spread on the outstanding tranches of the Senior Secured Term Loan B Facility, and in February 2017, we upsized the commitments under our 2017 Senior Secured Revolving Credit Facility by $20.0 million to increase the aggregate borrowing capacity under that credit facility to $170.0 million.
In May 2017, we issued a $110.0 million incremental term loan under our Senior Secured Term Loan B Facility and used the net proceeds to release, among other things, three properties from the 2010 Mortgage Loans collateral pool (as described below), and prepay the portion of our 2010 Mortgage Loans related thereto. Two of these properties were added to the borrowing base supporting our pre-IPO Senior Secured Revolving Credit Facility.
Borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest, at our election, at the then-applicable margin plus an applicable one-month LIBOR or base rate interest rate. Base rate was defined as the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. As of December 31, 2017, borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest at 3.00% per year plus one-month LIBOR, or 4.57% per annum. The applicable margin varied between (i) in the case of LIBOR-based loans, 3.00% and 3.50% and (ii) in the case of base rate loans, 2.00% and 2.50%, in each case, based on changes in our credit ratings. In addition, any undrawn portion of our 2015 Senior Secured Revolving Credit Facility was subject to an annual 0.40% commitment fee. As of December 31, 2017, no amounts under the 2015 Senior Secured Revolving Credit Facility were outstanding, but we applied approximately $33.8 million of that credit facility to backstop certain outstanding letters of credit.
After giving effect to the May 2017 amendments described above, the outstanding tranches of term loans under our Senior Secured Term Loan B Facility bore interest, at our election, at (i) 3.75% per year plus one-month

LIBOR with a 1.0% floor or (ii) 2.75% per year plus a base rate with a 2.0% floor. The principal amount of the term loans outstanding under our Senior Secured Term Loan B Facility was subject to principal amortization in quarterly installments of approximately $2.0 million until the maturity date thereof, with a final payment of the balance that was due on December 1, 2022. As of December 31, 2017, $806.9 million were outstanding under our Senior Secured Term Loan B Facility, which was prepayable without premium or penalty. The borrowings under our Senior Secured Term Loan B Facility bore interest at 3.75% per year plus one-month LIBOR, or 5.32% per annum.
Our pre-IPO Senior Secured Credit Facilities were guaranteed by certain subsidiaries of our operating partnership and are secured by a pledge in the stock of certain subsidiaries of our operating partnership, and contained certain financial covenants relating to the maintenance of a specified borrowing base coverage ratio, a total leverage ratio and a fixed charge coverage ratio and other customary covenants.
2018 Senior Secured Credit Facilities
On December 26, 2017, we closed into escrow on our 2018 Senior Secured Credit Facilities, consisting of a five-year, $525.0 million Senior Secured Term Loan A Facility and a three-year, $400.0 million 2018 Senior Secured Revolving Credit Facility. Our 2018 Senior Secured Credit Facilities also have an additional $400.0 million accordion option. Our 2018 Senior Secured Revolving Credit Facility has a one-year extension option subject to certain conditions. We used the net proceeds from the IPO transactions, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $809.0 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility and for general business purposes, which also included the repayment of our then outstanding construction loans, which are discussed in the Construction Loans section below.
On February 6, 2018, we amended the credit agreement with the lenders of our 2018 Senior Revolving Credit Facility (the 2018 Credit Agreement) to increase the aggregate revolving credit commitments on this facility by $50.0 million to $450.0 million. Concurrently, we utilized cash on hand to repay $50.0 million on our Senior Secured Term Loan A facility. As a result of these modifications, our total aggregate commitments under its 2018 Senior Credit Facilities remain unchanged at $925.0 million.
Borrowings under our 2018 Senior Secured Credit Facilities bear interest, at our election, at the then-applicable margin plus an applicable LIBOR or base rate interest rate. The base rate is the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varies between (i) in the case of LIBOR-based loans, 2.35% and 3.00% and (ii) in the case of base rate loans, 1.35% and 2.00%, in each case, based on changes in our total leverage. In addition, any undrawn portion of our 2018 Senior Secured Revolving Credit Facility will be subject to an annual 0.30% commitment fee at times that we are utilizing at least 50% of our outstanding revolving credit commitments or an annual 0.40% commitment fee at times that we are utilizing less than 50% of our revolving credit commitments, in each case, based upon the actual daily unused portion of our 2018 Senior Secured Revolving Credit Facility.
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, we applied approximately $33.8 million of our 2018 Senior Secured Revolving Credit Facility to backstop certain outstanding letters of credit.
Our operating partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At December 31, 2017, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $1.9 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.1 billion.

Our 2018 Senior Secured Credit Facilities contain representations, covenants and other terms customary for a publicly traded REIT. In addition, our 2018 Senior Secured Credit Facilities contain certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum pro forma fixed charge coverage ratio of greater than or equal to 1.40 to 1.00 increasing to 1.50 to 1.00 in the first quarter of 2018;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $900 million plus 70% of any future net equity proceeds following the completion of the IPO transactions; and

•	a maximum recourse secured debt ratio of less than or equal to 20% of our total asset value.
Our 2018 Senior Secured Credit Facilities are fully recourse to our operating partnership.
ANZ Loans
In June 2015, we entered into syndicated facility agreements in each of Australia and New Zealand, which we refer to collectively as the ANZ Loans, and separately as the Australian term loan and the New Zealand term loan. The ANZ Loans are non-recourse to us and our U.S. subsidiaries.
The Australian term loan is an AUD$203.0 million five-year syndicated facility. The $151.1 million net proceeds that we borrowed under this facility were used to repay the AUD$19.0 million mortgage loan on one of our facilities, return AUD$30.0 million of capital to our domestic subsidiary owning the equity of our Australian subsidiary, repay an intercompany loan totaling CAD$47.6 million, and return AUD$70.0 million to the United States in the form of a long-term intercompany loan and working capital. This facility is secured by our owned real property and equity of certain of our Australian subsidiaries and bears interest at a floating rate of Australian Bank Bill Swap Bid Rate plus 1.4%. The Australian term loan is fully prepayable without penalty.
The New Zealand term loan is a NZD$44.0 million five-year syndicated facility. The $29.3 million net proceeds that we borrowed under this facility were used to repay an intercompany loan plus interest totaling NZD$28.3 million, make a NZD$14.3 million dividend, and fund working capital. The facility is secured by our owned real property, leased assets and equity of certain of our New Zealand subsidiaries, and bears interest at a floating rate of New Zealand Bank Bill Swap Bid Rate plus 1.4%. The New Zealand term loan is fully prepayable without penalty.
As part of the ANZ Loans, we entered into interest rate swaps to effectively fix the interest rates on 75% of the notional balances.

Construction Loans
In February 2017, certain of our subsidiaries entered into a $24.1 million construction loan with the National Bank of Arizona to finance the development of an expansion to our Clearfield, Utah distribution facility. The facility was secured by a mortgage on the property and the repayment of the construction loan is guaranteed by us. This construction loan, which had an outstanding balance of $19.7 million at December 31, 2017, bore interest, at our election, at a floating rate of one-month LIBOR plus 3.25% or the bank defined prime rate (which may not be lower than LIBOR) and was scheduled to mature in February 2019.
In August 2017, certain of our subsidiaries entered into a $16.0 million construction loan with JPMorgan Chase Bank, N.A. to finance the development of a production advantaged facility in Middleboro, Massachusetts. The facility was secured by a mortgage on the property and the construction loan was supported by a limited repayment guaranty by us. This construction loan, which had no outstanding balance as of December 31, 2017, but on which we had drawn approximately $1.1 million in early January 2018, bore interest at a floating rate of one-month LIBOR plus 2.75% and was scheduled to mature in August 2020.
In connection with the IPO, both construction loans were repaid in full in January 2018.
2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322.0 million, which we refer to as the 2013 Mortgage Loans. The debt consists of a senior debt note and two mezzanine notes. The components are cross-collateralized and cross-defaulted. The senior debt note requires monthly principal payments. The mezzanine notes require no principal payments until the stated maturity date in May 2023. The interest rates on the notes are fixed and range from 3.81% to 11.50% per annum. The senior debt note and the two mezzanine notes remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance certain of the 2006 Mortgage Loans, as described below, acquire two warehouses, and fund general corporate purposes.
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2017, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2017 was 1.70x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt includes six separate components, which are comprised of independent classes of certificates and seniority. The components are cross-collateralized and cross-defaulted. No principal payments are required on five of the six components until the stated maturity date in January 2021, and one component requires monthly principal payments of $1.4 million. Interest is payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components are fixed, and range from 3.86% to 7.45% per annum. One component has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The fair value of the interest rate cap was nominal at December 31, 2017. The floating rate interest component is pre-payable anytime without penalty; however, the fixed rate components remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general corporate purposes.
The 2010 Mortgage Loans were initially collateralized by 53 warehouses. In November 2014, we sold one of the warehouses collateralizing the 2010 Mortgage Loans for $9.5 million, and $6.0 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2015, we sold three warehouses for $9.4 million, and $6.1 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2017, we used a portion of the net proceeds from incremental borrowings under our Existing Senior Secured Term Loan B Facility to pay down $26.2 million of the 2010 Mortgage Loans. As a result, two warehouses were transferred from the collateral base of the 2010 Mortgage Loans to the Existing Senior Secured Revolving Credit Facility borrowing base, and one was released and positioned for sale. The terms governing the 2010 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2017, the amount of restricted cash associated with the 2010 Mortgage Loans was $15.1 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.50x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2017 was 2.9x. The 2010 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

Recurring Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic approach to recurring maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs, replacing refrigeration equipment, re-racking our warehouses, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third-party tune-ups and real-time monitoring of energy consumption, rapid-close doors and alternative-power generation technologies. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per cubic foot amounts)
Real estate	$44,102	$36,153	$34,011
Personal property	1,890	3,213	3,678
Information technology	3,914	5,079	3,996
Total recurring maintenance capital expenditures	$49,906	$44,445	$41,685

Total recurring maintenance capital expenditures per cubic foot	$0.053	$0.047	$0.043

Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per cubic foot amounts)
Real estate	$21,467	$20,956	$18,843
Personal property	31,254	30,888	31,257
Total repair and maintenance expenses	$52,721	$51,844	$50,100

Repair and maintenance expenses per cubic foot	$0.056	$0.055	$0.052
Growth and Expansion Capital Expenditures
Growth and expansion capital expenditures are capitalized investments made to support our customers and warehouse expansion and development initiatives and enhance our information technology platform. Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions and acquisitions of reusable incremental material handling equipment. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality. The following table sets forth our growth and expansion capital expenditures for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Expansion and development initiatives	$102,653	$27,529	$8,532
Information technology	5,973	4,649	4,031
Total growth and expansion capital expenditures	$108,626	$32,178	$12,563

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2017:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage and term loans	$1,753,955	$31,983	$257,291	$1,202,331	$262,350
Interest on mortgage and term loans (1)	377,468	90,084	172,847	108,285	6,252
Sale leaseback financing obligations (2)	236,612	16,575	33,916	34,970	151,151
Capital lease obligations, including interest	46,235	11,640	17,705	9,398	7,492
Operating leases	110,716	30,198	46,618	14,746	19,154
Construction Loan	19,671	—	19,671	—	—
Total (3)	$2,544,657	$180,480	$548,048	$1,369,730	$446,399

(1)
Interest payable is based on interest rates in effect at December 31, 2017. Amounts include variable-rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2017.

(2)
Sale leaseback financing obligations are subject to multiple expiration dates and bear interest rates that vary from 7.0% to 19.6%. For more information, see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
The table above excludes $0.8 million of estimated tax exposures, including interest and penalties, related to positions taken on U.S. federal and state income tax returns for our TRSs as of December 31, 2017. For more information on income taxes, see Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)
The table also excludes $2.5 million aggregate fair value as of December 31, 2017 of two interest rate swap agreements expiring in June 2020. For more information on the interest rate swap agreements, see Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K. This table assumes the conversion of all 375,000 outstanding Series B preferred shares into an aggregate of 33,240,258 common shares (based upon the Series B preferred share conversion ratio as of as of December 31, 2017, and the payment of cash in lieu of fractional shares), which has been calculated as if the conversion had occurred on as of December 31, 2017, and assuming no accrued and unpaid distributions in respect of the Series B preferred shares at such time.

Historical Cash Flows

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$163,327	$118,781	$106,521
Net cash used in investing activities	(119,552)	(33,732)	(66,830)
Net cash used in financing activities	(18,604)	(95,322)	(28,120)
Operating Activities
For the year ended December 31, 2017, our net cash provided by operating activities was $163.3 million, an increase of $44.5 million, or 37.5%, compared to $118.8 million for the year ended December 31, 2016. The increase was primarily attributable to operating income of $134.1 million for the year ended December 31, 2017, an increase of $17.1 million, or 14.6%, from $117.0 million for the the year ended December 31, 2016. Contributing to the increase in our net cash provided by operating activities are a $8.5 million decrease in interest payments and favorable changes in working capital primarily driven by better collections on accounts receivable from major customers in our domestic operations.

Our net cash provided by operating activities was $118.8 million for the year ended December 31, 2016, an increase of $12.3 million, or 11.5%, compared to $106.5 million for the year ended December 31, 2015. This change was mainly driven by the operating income generated in 2016, as well as the receipt of $3.1 million in net insurance proceeds from a business disruption at our Dallas facility.

Investing Activities

Our net cash used by investing activities was $119.6 million for the year ended December 31, 2017, an increase of $85.8 million, or 254.4%, compared to $33.7 million for the year ended December 31, 2016. Additions to property, plant, and equipment of $149.0 million during 2017 included, among others, the acquisition of a new warehouse facility in the United States of approximately $32.0 million, and construction in progress on three other warehouse facilities totalling $48.7 million. Total additions to property, plant, and equipment for the year ended December 31, 2017 were partially offset by the return of $19.3 million in restricted cash related to a like-kind exchange under Section 1031 of the Code, $15.3 million of which was used to fund the purchase of the new warehouse facility mentioned above, and $1.3 million of which was returned after the conditions for Section 1031 treatment of the related real estate sales were satisfied. As part of the total return of previously restricted cash, we also received $0.6 million that was used to fund maintenance and property taxes related to assets included as collateral for certain CMBS loan pools, and $2.1 million related to a deposit we had made for one of our foreign workers’ compensation programs due to favorable claims experience. Cash provided by investing activities in 2017 included net proceeds of $10.2 million associated primarily with the disposal of three domestic warehouse facilities.
Our net cash used in investing activities was $33.7 million for the year ended December 31, 2016, a decrease of $33.1 million, or 49.5%, compared to $66.8 million for the year ended December 31, 2015. Net cash used in investing activities for the year ended December 31, 2016 consisted of $74.9 million of additions to property, plant and equipment, comprised of recurring maintenance capital expenditures of $37.5 million, growth and expansion capital expenditures of $28.2 million and an asset acquisition of $9.2 million. These cash outflows were partially offset by $7.9 million of cash released from restricted cash accounts, most of which was associated with the pay off of certain mortgage notes using the net proceeds from the expansion of our term loan under our Senior Secured Term Loan B Facility in July 2016, and $33.2 million of the net proceeds from the sale of certain property, plant and equipment. Cash used in investing activities for the year ended December 31, 2015 consisted of $15.3 million of cash restricted for the payment of certain property repairs or obligations related to warehouse properties collateralized by mortgage notes, $59.9 million of additions to property, plant and equipment, and a $1.3 million contribution to the China JV. These cash outflows were partially offset by $9.5 million of proceeds received from the sale of certain property, plant and equipment.
Financing Activities

Our net cash used in financing activities was $18.6 million for the year ended December 31, 2017, a decrease of $76.7 million, or 80.5%, compared to $95.3 million for the year ended December 31, 2016. Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of $28.0 million of net repayments on the 2015 Senior Secured Revolving Credit Facility, a $26.2 million prepayment of the 2010 Mortgage Loans, $41.2 million of recurring repayments on our term and mortgage loans and lease obligations, $48.7 million of dividend distributions , and $4.2 million in financing costs mostly incurred for the expansion and second repricing of our Senior Secured Term Loan B Facility. These cash uses were partially offset by $110.0 million of proceeds received in connection with the expansion of our Senior Secured Term Loan B Facility and $19.7 million in proceeds received as part of a new loan for the construction of a warehouse facility.

Our net cash used in financing activities was $95.3 million for the year ended December 31, 2016, an increase of $67.2 million, or 239.0%, compared to $28.1 million for the year ended December 31, 2015. Net cash used in financing activities for the year ended December 31, 2016 primarily consisted of $375.0 million paid in early retirement of the 2006 Mortgage Loans, $48.7 million of dividend distributions, $37.2 million of recurring repayments on our term and mortgage loans and lease obligations, $34.7 million paid to extinguish a financing obligation in connection with the acquisition of two warehouse facilities we previously leased, and $10.8 million of debt issuance costs, partially offset by $383.1 million of proceeds received from the July 2016 refinancing of our Senior Secured Term Loan B Facility and $28.0 million of net borrowings on our 2015 Senior Secured Revolving Credit Facility. Cash used in financing activities for the year ended December 31, 2015 primarily consisted of $412.8 million of repayments on our term and mortgage loans and lease obligations, $48.7 million of dividend distributions, $45.0 million of repayments on our prior revolving credit facility, $14.8 million of debt issuance costs paid for the term loan under our Senior Secured Term Loan B Facility and ANZ Loans, and $12.7 million of repayment of seller financed notes issued for the acquisition of a warehouse facility. These cash outlays were partially offset by $505.9 million of proceeds from our Senior Secured Term Loan B Facility and ANZ Loans.
Withdrawal Liability from Multi-employer Plans
As of December 31, 2017, we participated in seven multiemployer pension plans administered by labor unions representing approximately half of our employees. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our consolidated statement of income and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The present value of all benefits vested under each of the multiemployer plans that we participated in as of December 31, 2017 (based on the labor union’s assumptions used to fund such plan) did not, as of the last annual valuation date applicable thereto, exceed the value of the assets of such plan allocable to such vested benefits. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $319.3 million as of December 31, 2017, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $289.0 millionn. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.
In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could agree to discontinue participation in one or more plans, and in that event we could face a withdrawal liability. Additionally, we could be treated as withdrawing from a plan if the number of our employees participating in the plan is reduced to a certain degree over certain periods of time.
During the third quarter of 2017, we recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Fund for hourly, unionized associates at four of our domestic warehouse facilities. The New England Fund is grossly underfunded in accordance with ERISA funding standards and, therefore, the terms of ERISA required the development of a rehabilitation plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the New England Fund were given the opportunity to exit the New England Fund and convert to a new fund. We are obligated to pay our portion of the unfunded liability in respect thereof, estimated at $13.7 million, in equal monthly installments of approximately $38,000 over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multiemployer pension plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
Where possible, our contracts contain provisions designed to mitigate the adverse impact of inflation, and generally include rate escalation provisions. Additionally, our contracts typically provide us with the ability to be reimbursed for increases in power, property taxes, property insurance, and regulatory imposed costs to the extent such increases are outside the escalation provisions. For our customers on month-to-month warehouse rate agreements, we have the ability to adjust our rates every thirty days in order to compensate for changes in our costs of providing storage and handling services.

CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements and our unaudited interim consolidated financial statements, each of which has been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on our significant accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.
Revenue Recognition
Our primary revenue source consists of rent, storage and warehouse services revenues. Additionally, we charge transportation fees to those customers who use our transportation services, where we act as the principal in the arrangement of the services. We also receive a reimbursement of substantially all expenses for warehouses that we manage on behalf of third-party owners, with all reimbursements recognized as revenues under the relevant accounting guidance. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs. Revenues from storage and handling are recognized over the period consistent with the transfer of the service to the customer. Multiple contracts with a single counterparty are accounted for as separate arrangements. We recognize transportation fees and expenses on a gross basis upon delivery of products on behalf of our customers. We also recognize management fees and related expense reimbursements as revenues as we perform management services and incur the expense.
Depreciation and Useful Lives of Real Estate Assets
We estimate the depreciable portion of our real estate assets and their related useful lives in order to record depreciation expense. Our ability to accurately estimate the depreciable portions of our real estate assets and their useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying values of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense we recognize.
Amortization and Useful Lives of Identifiable Intangible Assets
We amortize identifiable intangible assets, other than trade name, which has an indefinite life and is reviewed periodically for impairment, over useful lives based on management’s historical experience and estimated cash flows. Any change in the actual results that differ from the initial assumptions could lead to adjustments in useful lives or impairments, either of which could have an adverse impact on our results of operations.

Impairment of Long-Lived Assets
Long-lived assets held and used are carried at cost and evaluated for impairment annually or when events or changes in circumstances indicate such an evaluation is warranted. A substantial amount of our assets consist of long-lived assets, including real estate and other intangible assets. The evaluation of our long-lived assets for impairment is a subjective process that includes determining whether indicators of impairment exist, such as significant declines in a warehouse’s revenues or cash flows, significant increases in estimated future maintenance costs, occupancy forecasts or other marketplace events that would lead us to believe that there is a decline in market value, which might indicate that the carrying value of our long-lived assets might not be recoverable. When any indicators of impairment exist, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, and on our ability to service our debt and make distributions to our shareholders.
During the year ended December 31, 2017, we recorded an impairment charge of $9.5 million associated with the planned disposal of certain facilities, and other idle facilities with a net book value in excess of their estimated fair value based on third-party appraisals or purchase offers. This amount is presented in the "Impairment of long-lived assets" line of the consolidated statements of operations for the year ended December 31, 2017 included in this Annual Report on Form 10-K.
Other Impairments
In the second quarter of 2017, we evaluated the limestone inventory held at our Quarry operations, and determined that approximately $2.1 million of that inventory is not of saleable quality. As a result, we recognized an impairment charge for that amount, which is included in the “Cost of operations related to other revenues” line item of the consolidated statement of operations for the year ended December 31, 2017 included in this Annual Report on Form 10-K.
Also during the quarter ended June 30, 2017, we recognized an impairment charge totaling $6.5 million related to its investments in two joint ventures in China accounted for under the equity method as it was determined that the recorded investments were no longer recoverable from the projected future cash flows expected to be received from the ventures. The estimated fair value of each investment was determined based on an assessment of the proceeds expected to be received from the potential sale, anticipated in the first half of 2018, of our investment interests to the joint venture partner based on current negotiations. The impairment charge is included within the “Impairment of partially owned entities” line item of the consolidated statement of operations for the year ended December 31, 2017 included in this Annual Report on Form 10-K.
Goodwill Impairment Testing
We perform impairment testing of goodwill as of October 1 of each year, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our reporting units are comprised of the following operations: U.S. warehouse, U.S. transportation, North America third-party managed, international warehouse, international third-party managed, and international transportation. The goodwill impairment test involves a two-step process. First, a comparison is performed of the fair value of each reporting unit with its aggregate carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying amount of the goodwill. The results of our 2017 impairment test indicated that the estimated fair value of each of our reporting units was substantially in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed. Our most valuable reporting unit, U.S. warehouse, had an estimated fair value approximately 82% greater than its carrying amount as of October 1, 2017.
We estimate the fair values of reporting units based upon the net present value of future cash flows based upon varying economic assumptions, including significant assumptions such as revenue growth rates, operating costs, maintenance costs and terminal value. These assumptions are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. We also assess market-based multiples of other market-participant companies, further corroborating that our discounted cash flow models reflect fair value assumptions that are appropriately aligned with market-participant valuation multiples. If future changes to the fair value of our reporting units were to occur, we would be required to perform the second step of the goodwill impairment test to determine the ultimate amount of the impairment loss to record.
Income Taxes and REIT Election
As a REIT, we generally will not be subject to corporate-level U.S. federal income taxes if we meet minimum distribution requirements, and certain income, asset and share ownership tests. However, some of our subsidiaries are subject to U.S. federal, state and local taxes. In addition, foreign entities may also be subject to the taxes of the host country. An allocation is required to be estimated on our taxable income arising from our TRSs and international entities. A deferred tax component could arise based upon the differences in U.S. GAAP versus tax income for items such as depreciation and gain recognition.
We believe that we have been organized and operated, and intend to continue to operate, in a manner intended to qualify as a REIT under the Code and applicable state laws. A REIT generally does not pay corporate-level U.S. federal income taxes on its REIT taxable income that it distributes to its shareholders, and accordingly we do not pay U.S. federal income tax on the share of REIT taxable income that is distributed to our shareholders. We therefore do not estimate or accrue any U.S. federal income tax expense for income earned and distributed from REIT operations. This estimate could be incorrect, because, due to the complex nature of REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and for which applicable relief provisions do not or did not apply, we would be taxed at regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects, and on our ability to service our debt and make distributions to our shareholders. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year for which qualification was lost. There can be no assurance that we would be entitled to any statutory relief.
Our operating partnership conducts various business activities in the United States, Australia, New Zealand, Argentina and Canada through several wholly-owned TRSs. A TRS is subject to income tax at regular corporate tax rates. Thus, income taxes for our TRSs are accounted for using the asset and liability method, under which deferred income taxes are recognized for (i) temporary differences between the financial reporting and tax bases of assets and liabilities and (ii) operating loss and tax credit carry-forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that it is more likely than not they will be realized based on consideration of available evidence, including tax planning strategies.

Stock-Based Compensation
In accordance with FASB ASC Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718, we measure compensation cost for stock-based awards granted to employees and non-employee trustees under our equity incentive plans, which authorize the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, dividend equivalents with respect to our common shares, cash bonus awards, and performance compensation awards. All stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period, as adjusted for forfeitures. For the year ended December 31, 2017, 2016 and 2015, we recognized $2.4 million, $2.5 million and $3.1 million, respectively, of compensation expense relating to stock options and restricted stock units awarded to certain employees and non-employee trustees. Charges for stock-based compensation are included as a component of selling, general and administrative expenses in our consolidated statements of operations and comprehensive income. As of December 31, 2017, there was $5.2 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 3.4 years.
We calculate the fair value of restricted stock units using a combination of a discounted cash flow method and a market comparable method.We calculate the fair value of stock options awarded as stock-based compensation using the Black-Scholes-Merton option-pricing model, which requires the use of subjective assumptions, including share price volatility, the expected life of the award, risk free interest rate and expected dividend yield. In developing our assumptions, we take into account the following:

•
As a result of our status as a private company for the last several years we have not had sufficient history to estimate the volatility of our common share price. We calculate the expected volatility based on reported data for selected reasonably similar publicly traded companies for which historical information is available. We plan to continue to use the guideline peer group volatility information until the historical volatility of our common shares is relevant to measure expected volatility for future award grants;

•	We determine the risk-free interest rate by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of the grant;

•	We assume dividend yield is based on our historical distributions paid, excluding distributions that resulted from activities to be one-time in nature;

•
Because we do not have sufficient history of exercise behavior, the expected term of the options is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards.

We did not grant any stock options during 2017. Our calculations of the fair value of stock options granted during the years ended December 31, 2016 and 2015 were made based on the Black-Scholes option-pricing model utilizing the following assumptions:

	2017	2016	2015
Weighted-average expected life	n/a	6.6 years	6.5 years
Risk-free interest rate	n/a	1.6%	1.9%
Expected volatility	n/a	33%	40%
Expected dividend yield	n/a	2.0%	4.0%

The following table summarizes stock option grants under our Equity Incentive Plan adopted in 2010, or the 2010 Plan, during the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31	Grantee Type	# of Options Granted	Vesting Period	Weighted- Average Exercise Price	Grant Date Fair Value
2017	Employee group	—	—	—	—
2016	Employee group	1,355,000	5 years	$9.81	$4,674,750
2015	Employee group	1,280,000	5 years	$9.81	$1,625,000
The following table summarizes restricted stock unit grants under the 2010 Plan during the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value
2017	Director group	18,348	2-3 years	$198,892
2017	Employee group	141,288	5 years	$1,897,498
2016	Director group	18,348	2-3 years	$198,892
2015	Director group	18,348	2-3 years	$113,758
In 2016, we amended the agreement granting YF ART Holdings warrants to purchase 18,574,619 common shares to extend the expiration date from December 10, 2016 to March 10, 2017. As a result of this modification, we calculated the change in the estimated fair value of the warrants before and after the extension date, and concluded that the change in the expiration date increased the estimated fair value of the warrants by $3.9 million, which we recognized as a charge to stock-based compensation expense for the year ended December 31, 2016.
We amended the warrant agreements several times during 2017, and ultimately extended the expiration date to January 31, 2018. In connection with each of these extensions, the fair value of these warrants decreased or did not materially change. As a result, no charges to stock-based compensation were required for the year ended December 31, 2017.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of December 31, 2017, we had $922.8 million of outstanding variable-rate debt. Approximately $875.3 million of this debt consisted of certain mortgage notes, construction loans and our Senior Secured Term Loan B Facility bearing interest at one-month LIBOR plus a margin ranging from 1.51% to 3.75% and, in the case of the Senior Secured Term Loan B Facility and construction loans subject to a 1.0% LIBOR floor. The majority of the remaining variable rate debt is related to our Australian and New Zealand entities and bears interest at variable rates determined by reference to the Australian Bank Bill Swap Bid Rate (BBSY) and the New Zealand Bank Bill Reference Rate (BKBM), respectively, plus, in each case, 1.4%. At December 31, 2017, one-month LIBOR was at approximately 1.57%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $9.3 million. A 100 basis point decrease in market interest rates would result in only a $5.6 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
Our international revenues and expenses are generated in the currencies of the countries in which we operate, such as Australia, New Zealand, Argentina and Canada. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease.
We attempt to mitigate a portion of the risk of currency fluctuation by financing our foreign investments in local currency denominations, effectively providing a natural hedge. However, given the volatility of currency exchange rates, there can be no assurance that this strategy will be effective. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of shareholders’ equity. A 10% reduction in the functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our shareholders’ equity of approximately $7.9 million as of December 31, 2017.
For the years ended December 31, 2017, 2016 and 2015, revenues from our international operations were $289.7 million, $277.2 million and $260.0 million, respectively, which represented 18.7%, 18.6% and 17.6% of our consolidated revenues, respectively.
Net assets in international operations were approximately $79.4 million, $78.4 million and $78.4 million as of December 31, 2017, 2016 and 2015, respectively.
The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated Other Comprehensive Income (Loss)” component of equity of our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Americold Realty Trust and subsidiaries as of December 31, 2017 and 2016, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity (Deficit) and Cash Flows Statement for each of the three years in the period ended December 31, 2017, the Notes to the Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of Ernst & Young LLP, independent registered public accounting firm, are included as a separate section of this Annual Report on Form 10-K. See Item 15, which is incorporated herein by reference. Selected unaudited quarterly financial data are presented in Note 24 of the Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the Chief Executive Officer and Chief Financial Officer does not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. We will be required to obtain an audit report from our independent registered public accounting firm beginning in 2018 regarding the effectiveness of our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and trustees as of March 23, 2018. There are no family relationships among any of our trustees or executive officers.

Name	Age	Position(s)
Executive Officers
Fred Boehler	50	Chief Executive Officer, President and Trustee
Marc Smernoff	44	Chief Financial Officer and Executive Vice President
Andrea Darweesh	46	Chief Human Resources Officer and Executive Vice President
Thomas Musgrave	47	Chief Information Officer and Executive Vice President
Thomas Novosel	59	Chief Accounting Officer and Senior Vice President
Non-Employee Trustees
George J. Alburger, Jr.*	70	Trustee
Jeffrey M. Gault	71	Chairman of the Board of Trustees
Bradley J. Gross *	45	Trustee
James R. Heistand*	66	Trustee
Joel A. Holsinger	42	Trustee
Michelle M. MacKay*	51	Trustee
Mark R. Patterson*	57	Trustee
Andrew P. Power*	38	Trustee
__________________
* Our board of trustees has determined that this individual is independent for purposes of NYSE listing standards.
Executive Officers
Fred Boehler has served as our President and Chief Executive Officer and as a member of our board of trustees since December 2015. Prior to that, he served as our Chief Operating Officer from February 2013 until December 2015. Before joining our team, Mr. Boehler was a Senior Vice President at SUPERVALU INC. (NYSE: SVU) from March 2009 to February 2013 and held various positions at Borders Group, Inc. from November 1999 to March 2009, most recently serving as Senior Vice President, Logistics & Planning. Mr. Boehler received his bachelor’s degree from Wright State University and his M.B.A. from Northern Illinois University. We believe Mr. Boehler’s years of experience with us and other logistics companies, his comprehensive knowledge of our business and inside perspective of our day-to-day operations qualify him to serve on our board of trustees.

Marc Smernoff has served as our Chief Financial Officer and Executive Vice President since August 2015. Prior to that, he served as our Chief Administrative Officer and Executive Vice President from August 2014 until August 2015. From August 2004 through April 2015, he served as a Director at The Yucaipa Companies, LLC. Prior to joining Yucaipa, from 2003 to 2004 he was a Manager in the Transaction Services group at KPMG, and from 2000 through 2002, he was an associate at Wells Fargo Securities. Mr. Smernoff was a member of our board of trustees from March 2008 until December 2009 and has served on the board of directors of Eimskipafélag Islands hf (NASDAQ OMX: EIM) since September 2009. Mr. Smernoff is a certified public accountant. He received his bachelor’s degree from the University of California, Santa Barbara and his M.B.A. from UCLA.
Andrea Darweesh has served as our Chief Human Resources Officer and Executive Vice President since September 2016. From November 2012 to February 2016, Ms. Darweesh served as Executive Vice President and

Chief Human Resources Officer with The Weather Channel. Prior to that, Ms. Darweesh served as Vice President, Talent Management at Nordstrom Inc. (NYSE: JWN) from August 2008 to November 2012 and Vice President, Global Team Management at Equifax (NYSE: EFX) from 2006 to 2008. Ms. Darweesh received her bachelor’s degree from Texas Tech University and her M.B.A. from Emory University.
Thomas Musgrave has served as our Chief Information Officer and Executive Vice President since December 2013. Mr. Musgrave served as our Senior Vice President of Information Technology from February 2013 to December 2013 and our Vice President of Information Technology from October 2011 to February 2013. From October 2006 to October 2011, Mr. Musgrave served as the Vice President of Information Technology at Syncreon. Mr. Musgrave received his bachelor’s degree from North Central College.
Thomas Novosel has served as our Chief Accounting Officer and Senior Vice President since October 2013. Prior to joining our team, Mr. Novosel served as Chief Accounting Officer at Equity Lifestyle Properties (NYSE: ELS) from April 2012 to April 2013. From April 2010 to March 2012, he was an Audit Partner at Mueller & Company. From August 2005 to August 2009, Mr. Novosel was the National Managing Partner for the Construction, Real Estate and Hospitality practice at Grant Thornton. From April 2001 to October 2004, he served as Chief Accounting Officer at Apartment Investment and Management Company (NYSE: AIV). Prior to that he was an Audit Partner at Ernst & Young LLP. Mr. Novosel received his bachelor’s degree in public accounting from Loyola University of Chicago and is a Certified Public Accountant.
Non-Employee Trustees
George J. Alburger, Jr. has served as a member of our board of trustees since May 2010. Mr. Alburger has served as a member of the board of directors of Pennsylvania REIT (NYSE: PEI) since June 2017. Mr. Alburger was formerly Executive Vice President and Chief Financial Officer of Liberty Property Trust (NYSE: LPT) from May 1995 until June 2016. Prior to that, Mr. Alburger served for nine years as Chief Financial Officer of EBL&S Property Management, Inc. Prior to joining EBL&S in 1982, Mr. Alburger was a senior manager at PriceWaterhouse LLP. Mr. Alburger is a certified public accountant and a member of the American Institute of Certified Public Accountants. He received his bachelor’s degree from St. Joseph’s University. We believe Mr. Alburger’s financial and accounting background, deep industry knowledge and years of experience qualify him to serve on our board of trustees.
Jeffrey M. Gault has served as a member of our board of trustees since November 2011. From February 2012 through March 2014, Mr. Gault served as our President and Chief Executive Officer. Since March 31, 2014, he has served as Chairman of our board of trustees. Mr. Gault is the founder and owner of Solus Property Company and its affiliates which was incorporated in 1979. He has 40 years of experience in the real estate industry having managed businesses and/or provided advisory services to affiliates of H. F. Ahmanson & Company, Home Savings of America, FA., SunAmerica, Inc., Hyatt Corporation, KB Home, Whitehall Funds, an affiliate of The Goldman Sachs Group, Inc., NorthStar Realty Finance and Westbrook Partners. Mr. Gault presently serves as the chairman of the board of Apollo Real Estate Finance, Inc. (NYSE: ARI) and is a member of the board of directors of Great Wolf Resorts, a Centerbridge Partners portfolio company. He has previously served as a member of the board of directors of Classic Party Rentals, an Apollo Global Management portfolio company and as a member of the board of Morgan’s Hotel Group (NYSE: MHGC). Mr. Gault is a member of the board of directors of our subsidiary, AmeriCold Logistics, LLC. Mr. Gault received his bachelor’s degree in architecture from the University of California at Berkeley and a master’s degree in Environmental Design from Yale University. He is a member and former trustee of the Urban Land Institute, former chairman of the Advisory Board of the Fisher Center for Real Estate & Urban Economics at the University of California and a member emeritus of the American Institute of Architects. We believe Mr. Gault’s experience in strategic planning, corporate finance and the real estate industry qualify him to serve on our board of trustees. Mr. Gault is one of the designees of YF ART Holdings, as designated by affiliates of Yucaipa, to our board of trustees.
Bradley J. Gross has served as a member of our board of trustees since December 2010. Mr. Gross joined Goldman Sachs & Co. LLC in 1995. He rejoined the firm after attending business school in 2000 and later was named Vice President in 2003, managing director in 2007 and, since 2012, has served as a partner. Mr. Gross has served as a member of the board of directors of Open Road Parent, LLC since June 2017, Griffon Corporation (NYSE: GFF) since September 2008, ProQuest Holdings LLC since November 2013, PSAV Holdings LLC since January 2014, Neovia Logistics Holdings, Ltd since February 2015 and MDC Partners since March 2017. From May 2011 to October 2015, Mr. Gross served on the board of directors of Flynn Restaurant Group, LLC and from September 2012 until August 2015, Mr. Gross served on the board of directors of Interline Brands, Inc. Additionally, from August 2007 until September 2014, Mr. Gross served on the board of directors of Aeroflex, Inc. Mr. Gross received his bachelor’s degree from Duke University and an M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Gross’s experience in corporate finance, mergers and acquisitions and prior board experience qualify him to serve on our board of trustees. Mr. Gross is the designee of the GS Entities to our board of trustees.
Joel A. Holsinger has served as a member of our board of trustees since February 2015. Mr. Holsinger is a Partner at Fortress Investment Group LLC, a position he has held since December 2008. An investment fund affiliated with Fortress is one of our significant shareholders. Prior to that, Mr. Holsinger co-founded and was a Partner at Atalaya Capital Management from April 2006 until December 2008. Mr. Holsinger has served on the board of directors of Smarte Carte since February 2014. Mr. Holsinger received his bachelor’s degree in finance from California State University, Fullerton. We believe Mr. Holsinger’s experience in private equity, corporate finance and strategic planning qualify him to serve on our board of trustees. Mr. Holsinger is one of the designees of YF ART Holdings, as designated by the Fortress Entity, to our board of trustees.
James R. Heistand has served as a member of our board of trustees and as lead independent trustee since January 2018. Mr. Heistand has served as the President and Chief Executive Officer of Parkway Property Investments, LLC since October 2017. Before that, he served as President and Chief Executive Officer of Parkway Properties, Inc. from April 2012 until October 2016 and President and Chief Executive Officer of Parkway, Inc. from October 2016 until October 2017. He has been a member of the board of directors of Parkway Property Investments, LLC since 2016 and was a member of the board of directors of Legacy Parkway from December 2011 until 2016. Prior to joining Legacy Parkway, Mr. Heistand founded and served as chairman of Eola Capital LLC, a privately owned property management company, since its inception in 2000. Mr. Heistand is a member of the chairman’s circle of the real estate advisory board for the Warrington College of Business Administration at the University of Florida. Mr. Heistand graduated from the University of Florida with a B.S. in Real Estate Finance. We believe Mr. Heistand’s deep experience in real estate strategic planning, investment, development and asset management qualifies him to serve on our board of trustees.

Michelle M. MacKay has served as a member of our board of trustees since January 2018. Ms. MacKay is currently a Senior Consultant to iStar Financial, a publicly traded REIT (NYSE: STAR). From 2003 through February 2017, Ms. Mackay was an Executive Vice President of Investments and, since 2009, Head of Capital Markets of iStar Financial. She also has served on its Senior Management Committee since 2010 and previously served on its Investment Committee from 2003 to 2010. Ms. MacKay previously served as a member of the Board of Directors of WCI Communities, Inc., a publicly traded company listed on the NYSE from 2010 until its acquisition by Lennar Corporation in February 2017. During her tenure on the Board of Directors of WCI, Ms. MacKay was Head of the Nominating and Governance Committee and also served as a member of the Compensation and Audit Committees. Ms. MacKay has more than 20 years of experience in the real estate industry. Her background includes investing in real estate through financings, direct ownership and structured products. Ms. MacKay also previously served as a Senior Vice President at UBS Paine Webber from 1998 to 2001 and as a Vice President at Chase Bank from 1996 to 1998. Ms. MacKay holds a B.A. in political science from the University of Connecticut and an M.B.A. from the University of Hartford. We believe Ms. MacKay’s extensive knowledge of the real estate industry, background in the capital markets, as well as leadership experience with a publicly traded REIT qualifies her to serve on our board of trustees.
Mark R. Patterson has served as a member of our board of trustees since January 2018. Mr. Patterson serves as President of MP Realty Advisors, LLC and has served in that role since January 2009. He also serves as a real estate consultant and financial advisor. From September 2010 until December 2014, Mr. Patterson served as Chief Executive Officer of Boomerang Systems, Inc. In August 2015, Boomerang Systems, Inc. filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Prior to that, he served as the Managing Director and the Head of Real Estate Global Principal Investments at Merrill Lynch, Pierce, Fenner & Smith Incorporated, where he oversaw real estate investing activities from 2005 to 2009. Mr. Patterson also served as Global Head of Real Estate Investment Banking and Co-Head of Global Commercial Real Estate at the firm until 2009. He served as a member of the board of directors for GGP Inc. (NYSE: GGP) from 2011 to 2017, a member of the board of directors for UDR, Inc. (NYSE: UDR) since 2014, a member of the board of directors of Digital Realty Trust, Inc. (NYSE: DLR) since 2016 and a member of the board of directors for Investcorp (BSE: INVCORP). He has a B.B.A. from the College of William and Mary and an M.B.A. from the Darden School of Business at the University of Virginia. He is also a certified public accountant. We believe Mr. Patterson’s financial and real estate industry expertise, extensive experience working with public companies in the real estate industry and experience on the boards of directors of public companies qualify him to serve on our board of trustees.
Andrew P. Power has served as a member of our board of trustees since January 2018. Mr. Power is the Chief Financial Officer of Digital Realty Trust, Inc. (NYSE: DLR) and has served in that role since May 2015. Prior to joining Digital Realty, Mr. Power was employed by Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2011 to April 2015, where he most recently served as Managing Director of Real Estate, Gaming and Lodging Investment Banking, and was responsible for relationships with over 40 public and private companies. Mr. Power was employed by Citigroup Global Markets Inc. from 2004 to 2011 where he most recently served as Vice President. During his career, Mr. Power has managed the execution of public and private capital raises in excess of $30 billion, including the then-largest REIT IPO, and more than $19 billion of merger and acquisitions transactions. Mr. Power received a B.S. in Analytical Finance from Wake Forest University. We believe Mr. Power’s significant experience in the financial and real estate industries qualifies him to serve on our board of trustees.

Our Corporate Governance
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders. Notable features of our corporate governance includes the following:

•
at least a majority of our trustees is “independent” in accordance with NYSE listing standards and our board of trustees is comprised of at least a majority of trustees not appointed by any of Yucaipa or its affiliates, the GS Entities or the Fortress Entity;

•	each of our audit, compensation and nominating and corporate governance committees is comprised of trustees that are “independent” in accordance with NYSE listing standards;

•	our independent trustees meet regularly in executive sessions without the presence of our officers or our non-independent trustees;

•
our board of trustees is not classified and each of our trustees is subject to re-election annually, and we will not classify our board of trustees in the future without the affirmative vote of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees;

•	at least one of our trustees serving on our audit committee qualifies as an “audit committee financial expert” as defined by the SEC; and

•
we opted out of the Maryland business combination and control share acquisition statutes, and in the future will not opt in without the affirmative vote of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees.

On any vote to opt in to Subtitle 8, the Maryland business combination statute, or the control share acquisition statute, YF ART Holdings (including its affiliates) will vote its common shares for and against the matter in the same proportion as the number of votes cast for and against the proposal to opt in by other shareholders until YF ART Holdings (including its affiliates) ceases to own at least 20% of the outstanding voting power.
Board Committees
Our board of trustees has three committees: the audit committee, the compensation committee and the nominating and corporate governance committee. Each committee reports to our board of trustees as they deem appropriate and as our board of trustees may request. Each committee has the composition, duties and responsibilities described below and is comprised only of members who are “independent” in accordance with NYSE listing standards. Members serve on these committees until their resignations or until otherwise determined by our board of trustees. The charter of each committee is available on our website at www.americold.com. In the future, our board of trustees may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee
Our board of trustees adopted a written charter for our audit committee that complies with NYSE listing standards. The primary purpose of our audit committee is to assist our board of trustees’ oversight of:

•	the integrity of our financial statements;

•	our internal financial reporting and compliance with our financial, accounting and disclosure controls and procedures;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

•	our independent registered public accounting firm’s annual audit of our financial statements and the approval of all audit and permissible non-audit services;

•	the performance of our internal audit function;

•	our legal and regulatory compliance; and

•	the approval of related party transactions.
Our audit committee is composed of Messrs. Alburger, Heistand and Power. Mr. Alburger serves as chair of our audit committee. Our board of trustees has determined affirmatively that (i) Mr. Alburger qualifies as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K and (ii) each member of our audit committee is “financially literate” as that term is defined by NYSE listing standards and meets the definition for “independence” for the purposes of serving on our audit committee under NYSE listing standards and Rule 10A-3 under the Exchange Act.
Compensation Committee
Our board of trustees adopted a written charter for our compensation committee that complies with NYSE listing standards. The primary purposes of our compensation committee is to:

•	set the overall compensation philosophy, strategy and policies for our executive officers and trustees;

•
annually review and approve corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other key employees and evaluate performance in light of those goals and objectives;

•	review and determine the compensation of our trustees, Chief Executive Officer and other executive officers;

•	make recommendations to our board of trustees with respect to our incentive and equity-based compensation plans; and

•	review and approve employment agreements and other similar arrangements between us and our executive officers.

Our compensation committee is composed of Ms. MacKay and Messrs. Heistand and Power. Mr. Heistand serves as chair of our compensation committee. Our board of trustees has determined affirmatively that each member of our compensation committee meets the definition for “independence” for the purpose of serving on our compensation committee under applicable rules of the NYSE and each member of our compensation committee meets the definition of a “non-employee trustee” for the purpose of serving on our compensation committee under Rule 16b-3 of the Exchange Act.
Nominating and Corporate Governance Committee
Our board of trustees adopted a written charter for our nominating and corporate governance committee that complies with NYSE listing standards. The primary purposes of our nominating and corporate governance committee is to:

•	recommend to our board of trustees for approval the qualifications, qualities, skills and expertise required for board of trustees membership;

•
identify potential members of our board of trustees consistent with the criteria approved by our board of trustees and select and recommend to our board of trustees the trustee nominees for election at annual meetings of shareholders or to otherwise fill vacancies;

•	evaluate and make recommendations regarding the structure, membership and governance of the committees of our board of trustees;

•
develop and make recommendations to our board of trustees with regard to our corporate governance policies and principles, including development of a set of corporate governance guidelines and principles applicable to us; and

•	oversee the annual review of our board of trustees’ performance, including committees of our board of trustees.
Our nominating and corporate governance committee is comprised of Messrs. Heistand and Patterson and Ms. MacKay. Mr. Patterson serves as chair of our nominating and corporate governance committee. Our board of trustees has determined affirmatively that each member of our nominating and corporate governance committee meets the definition of independence under NYSE listing standards.
Board Leadership Structure
Mr. Gault serves as the non-executive chairman of our board of trustees, Mr. Heistand serves as the lead independent trustee of our board of trustees and Mr. Boehler serves as our principal executive officer. Our board of trustees believes that separating the roles of chairman and principal executive officer provides us with strong independent governance and allows our principal executive officer to focus on the leadership and management of our business. Our bylaws and corporate governance guidelines, however, provides us with the flexibility to consolidate these roles in the future, permitting the roles of chairman and principal executive officer to be filled by one individual. This provides our board of trustees with flexibility to determine whether these two roles should be combined in the future based on our needs and our board of trustees’ assessment of our leadership structure from time to time. Our board of trustees will re-evaluate its leadership structure on an ongoing basis and may change it as circumstances warrant.

Risk Oversight
Our board of trustees is currently responsible for overseeing our risk management process. Our board of trustees focuses on our general risk management strategy and the most significant risks facing us, and ensures that appropriate risk mitigation strategies are implemented by management. Our board of trustees is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
Our board delegates to our audit committee oversight of our risk management process. Our other board committees also consider and address risk as they perform their respective committee responsibilities. All committees report to the full board of trustees as appropriate, including when a matter rises to the level of a material or enterprise level risk.
Our management is responsible for day-to-day risk management. This oversight includes identifying, evaluating and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.americold.com. Any amendments to the code of business conduct and ethics or waivers of the code for our trustees and executive officers will be posted on our corporate website promptly following the date of such amendment or waiver.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past year has served, on the compensation committee or board of directors of any other company of which any members of our compensation committee or any of our trustees is an executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, trustees, principal accounting officer and persons who beneficially own more than 10% of our common shares, or the Reporting Persons, to file with the SEC and the NYSE initial reports of ownership and reports of changes in beneficial ownership. Such Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Due to the timing of our IPO and when the Reporting Persons became subject to the reporting requirements of Section 16(a) in January 2018, none of the Reporting Persons was subject to Section 16(a) during the year ended December 31, 2017.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides an overview of our executive compensation program and explains our compensation philosophy, objectives and design. It includes a description of the compensation provided in fiscal year 2017 to our principal executive officer, our principal financial officer and our three other most highly compensated executive officers, who are referred to collectively as our “named executive officers.” Our named executive officers for fiscal year 2017 were:

•	Fred Boehler, our Chief Executive Officer and President;

•	Marc Smernoff, our Chief Financial Officer and Executive Vice President;

•	Andrea Darweesh, our Chief Human Resources Officer and Executive Vice President;

•	Thomas Musgrave, our Chief Information Officer and Executive Vice President; and

•	Thomas Novosel, our Chief Accounting Officer and Senior Vice President.
This compensation discussion and analysis focuses primarily on the information contained in the compensation tables below and related footnotes. We also describe current expectations about future compensation programs adopted in connection with the IPO.
Overview
Our pre-IPO compensation committee as in place prior to the IPO, was responsible for determining the elements that comprise our executive compensation program in general prior to the IPO, as well as approving the annual performance objectives associated with our annual incentive compensation plan and approving equity grants made to employees, all as described below. Most, if not all, of our pre-IPO compensation policies and determinations, including those made for fiscal year 2017, were the product of informal discussions between our Chief Executive Officer and our pre-IPO compensation committee.
As a privately owned company, we were not required to maintain an independent compensation committee. After completion of the IPO, we established an independent compensation committee that has responsibility for administering our executive compensation program.
Executive Compensation Philosophy and Objectives
We have designed our executive compensation program to help attract, motivate and retain talented, high-caliber executive officers necessary to lead us in achieving business success. A key objective is to reward executive officers based upon the achievement of our results. Our executive compensation program is designed to align the performance of our executive officers with our business plan and strategic objectives by focusing management on achieving strong short-term performance in a manner that supports our strategy for long-term success and profitability. The components of our current executive compensation program, including base salary, annual cash incentive awards, equity-based incentive awards and retirement and health and welfare benefits, are designed to support our executive compensation objectives.
We also intend for our executive compensation program to be reasonable and responsible yet competitive relative to compensation paid to similarly situated executive officers at comparable companies. While we believe that it is critical that our overall compensation levels are sufficiently competitive to attract talented leaders and motivate our executive officers to achieve superior results, our executive compensation program is also intended to be consistent with our focus on managing costs.

A portion of the compensation of our named executive officers has historically consisted of cash incentive compensation contingent upon the achievement of pre-determined financial performance metrics as well as equity-based awards in the form of stock options and restricted stock units. These two elements of executive compensation are designed to be aligned with the interests of our shareholders because the amount of compensation ultimately received will vary with our financial and share price performance, encourage equity ownership and promote retention of key talent. Equity-based compensation derives its value from the value of our equity, which is likely to fluctuate based on our financial performance. Payment of cash incentives is dependent on our achievement of pre-determined financial objectives.
We seek to apply a consistent philosophy to compensation for all executive officers. The compensation components described below are designed to simultaneously fulfill one or more of the above principles and objectives.
Compensation Decision-Making Process
Prior to the IPO, we were a privately-held company with a relatively small number of shareholders, including our principal shareholders, consisting of certain investment funds affiliated with Yucaipa. As a result, we were not subject to any stock exchange listing or SEC rules requiring a majority of our board of trustees to be independent or relating to the formation and functioning of board committees, including a compensation committee.
Historically, our pre-IPO compensation committee was responsible for determining the elements that comprise our executive compensation program in general, as well as determining base salary amounts and increases for executive officers (based upon recommendations from our Chief Executive Officer), approving the annual performance objectives associated with our short-term incentive compensation plan and approving the equity grants made to employees, as described below.

We have employment agreements with each of our named executive officers that provide for annual compensation and post-termination compensation. The terms of these employment agreements were negotiated with each executive officer by our pre-IPO compensation committee, based on a variety of informal factors considered at the time of the applicable compensation decisions, including our financial condition and available resources, the need for a particular position to be filled, the length of service of the named executive officer and comparisons to the compensation levels of our other executive officers.
Our pre-IPO compensation committee historically considered the compensation of our executive officers through a review of publicly available market studies and other information regarding the competitive executive compensation environment to assess whether our executive officers are generally compensated at competitive levels. In addition, our Chief Executive Officer and other executive officers as well as members of our board of trustees have substantial industry experience regarding the compensation provided to executive officers of other companies in our industry through informal discussions with recruiting firms and general research and survey data as well as their experience in determining compensation at other companies. In addition, our Chief Executive Officer and, in the case of our Chief Executive Officer, our existing compensation committee, have reviewed the performance of each of our named executive officers on an annual basis. Based on his assessment of the competitive market and individual performance, our Chief Executive Officer has presented compensation recommendations to our existing compensation committee for its consideration and approval, but has not made any recommendations with respect to his own compensation. Our existing compensation committee has reviewed these proposals and has made all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any such recommendations.

In August 2016, management engaged FPL Associates, LP, or FPL, to provide competitive market data and recommendations in connection with our analysis of cash and equity compensation practices for our executive officers in anticipation of our IPO. FPL did not provide any advice or make any recommendations regarding our 2017 executive compensation program. As we gain experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve.
Elements of Compensation
In fiscal year 2017, our compensation program for our named executive officers consisted of the following elements:

•
Base Salary. A fixed cash payment intended to attract and retain talented individuals, recognize career experience, reflect job responsibilities and expected future contributions and provide market competitive compensation.

•
Short-Term Incentives. Our Short-Term Incentive Plan, or STIP, provides annual cash incentive opportunities based upon our performance that is intended to promote and reward achievement of our annual financial and strategic objectives.

•
Long-Term Incentives. Historically, we have made grants of service-based and performance-based stock options and restricted stock units intended to align the executive officer’s interests with those of our shareholders by tying value to our long-term performance. Grants are generally made at the time of hire with periodic grants thereafter. In fiscal 2017, only one of our named executive officers, Mr. Boehler, received a long-term incentive grant.

•
Other Benefits and Perquisites. Health and welfare benefits (including medical, dental, vision, life and disability insurance) are intended to provide comprehensive benefits. Other benefits offered to our named executive officers include 401(k) matching contributions, deferred compensation employer contributions, payment of insurance premiums, relocation assistance and airfare reimbursement.

•
Post-Termination Benefits. The existing employment agreements with our executive officers provide post-termination arrangements that we believe are competitive in our industry and are intended to attract and retain qualified executive officers.

Mix of Compensation
Executive compensation includes both fixed components (base salary) and variable components (annual cash incentive awards and periodic grants of stock options or restricted stock units). The fixed components of compensation are designed to be competitive in order to induce talented executive officers to join us, as well as retain such key talent. Salary increases and revisions to the fixed components of compensation occur infrequently aside from promotions, substantial increases to the executive officer’s scope of responsibility and the competitive environment in our industry. Salary increases are, in part, designed to reward executive officers for their management activities during the year.
The variable compensation related to our STIP is tied to the achievement of our annual financial objectives. Our STIP is designed to align each executive officer’s annual goals with our financial goals as set by our board of trustees. The other material element to variable compensation is the periodic grant of stock options or restricted stock units. As a privately-held company, these stock options and restricted stock units have had no public market and no opportunity for liquidity, making them inherently long-term compensation.
We also provide retirement and health and welfare benefits, executive perquisites and post-termination benefits to our executive officers that are intended to be part of a competitive compensation program consistent with the compensation practices within our industry.

Base Salary
Base salaries for named executive officers are determined by our compensation committee and are designed to reflect each executive officer’s level of experience, responsibilities and expected future contributions to our success, as well as market competitiveness. The base salaries for each of our named executive officers were initially determined in connection with the arms’ length negotiation of the terms of their employment with our company. In connection with Mr. Boehler’s promotion to Chief Executive Officer in 2015, our pre-IPO compensation committee engaged a third-party compensation consultant to assist its review of executive compensation for chief executive officers at comparable companies. Historically, base salaries are reviewed in connection with potential promotions but have not otherwise been increased on an annual basis.
For fiscal year 2017, the annual base salaries of our named executive officers were as follows: Mr. Boehler—$850,000; Mr. Smernoff—$450,000; Ms. Darweesh—$375,000; Mr. Musgrave—$320,000; and Mr. Novosel—$314,150. In recognition of his significant efforts during 2016, Mr. Boehler’s 2017 base salary reflects a 21% increase from his 2016 base salary level. None of the other named executive officers received base salary increases in 2017. On March 27, 2018, the compensation committee approved base salary increases for some of our named executive officers, effective as of April 2, 2018. The new base salaries for our impacted executive officers are as follows: Ms. Darweesh - $384,375;  Mr. Musgrave - $326,400; and Mr. Novosel - $322,000.
Following the completion of the IPO, we expect that our compensation committee, with assistance from its compensation consultant, will conduct a review of each named executive officer’s base salary on an annual basis or at such time as responsibilities change, and our compensation committee will consider factors such as individual performance, our operating metrics and financial performance, base salaries of executive officers at similarly situated companies and the competitive environment in our industry in determining whether salary adjustments are warranted.
Short-Term Incentive Compensation
In addition to receiving base salaries, our named executive officers are eligible to earn annual incentive awards under our STIP based upon the attainment of specific financial performance objectives. The annual cash incentive awards under our STIP are intended to offer incentive compensation by rewarding the achievement of corporate objectives linked to our overall financial results. We believe that establishing annual cash incentive opportunities under our STIP helps us attract and retain qualified and highly skilled executive officers. These annual cash incentive awards under our STIP are intended to reward executive officers who have a positive impact on our financial results.
Setting Target Award Levels
On an annual basis, our executive officers are eligible to receive an annual cash incentive award equal to a percentage of each executive officer’s base salary upon the achievement of a pre-established financial performance measure. The target levels of annual cash incentive award opportunity under our STIP are set forth in each named executive officer’s employment agreement. For fiscal year 2017, the target level of annual cash incentive award for Mr. Boehler was 100% of base salary, the target level for each of Mr. Smernoff, Ms. Darweesh and Mr. Musgrave, was 60% of base salary, and the target level for Mr. Novosel was 35% of base salary.

Setting Performance Objectives
Each year, our pre-IPO compensation committee has established our financial performance objective and set a threshold, target and maximum amount with reference to achieving pre-set levels of desired financial performance, with consideration given to our annual and long-term financial plan, as well as to macroeconomic conditions. For fiscal year 2017, all of our named executive officers’ annual cash incentive award opportunities under our STIP were determined based upon the achievement of target levels of Adjusted EBITDA, as defined below. Our pre-IPO compensation committee believes this corporate performance objective reflected our overall company goals for fiscal year 2017, which balanced the achievement of revenue growth with improving our operating efficiency.
Our pre-IPO compensation committee has historically attempted to maintain consistency year-over-year with respect to the difficulty of achieving the financial performance objectives under our STIP. Our annual Adjusted EBITDA financial target typically increases each year to promote continuous growth consistent with our business plan. The financial performance targets are designed to be realistic and attainable though slightly aggressive, requiring in each fiscal year strong performance and execution that in our view provides an annual incentive firmly aligned with shareholder interests.

2017 STIP
For 2017, the annual cash incentive payment under our STIP for all of our named executive officers was based solely on achievement of the Adjusted EBITDA performance metric. For fiscal year 2017, the Adjusted EBITDA threshold, target and maximum amounts under our STIP were as follows (dollars in millions):

Measure	Threshold	Target	Maximum
Adjusted EBITDA (1)	$259.0	$272.6	$286.2
(1) Adjusted EBITDA, as used to determine performance under the STIP, is defined as Core EBITDA calculated on a constant currency basis.
Participants receive a payout of 0% of the target payout if Adjusted EBITDA falls at or below the minimum threshold (95%). 2017 STIP payouts for financial performance above the threshold level will be prorated on a graduated scale commensurate with performance levels in accordance with the following schedule:

% of target performance level	Bonus as a % of target
95%	—%
96%	20%
97%	40%
98%	60%
99%	80%
100%	100%
101%	110%
102%	120%
103%	130%
104%	140%
105% (any beyond)	150%

The target and maximum amounts potentially payable under the 2017 STIP to our named executive officers are set forth below:

Name	Target ($)	Maximum ($)
Fred Boehler	812,500	1,218,750
Marc Smernoff	270,000	405,000
Andrea Darweesh	225,000	337,500
Thomas Musgrave	192,000	288,000
Thomas Novosel	109,090	163,635
For 2017, actual Adjusted EBITDA was $287.1 million, resulting in a payout of 150% of the maximum amount under th 2017 STIP. Actual amounts paid to each named executive officer under the 2017 STIP are set forth in the Summary Compensation Table.
Long-Term Incentive Compensation
Our pre-IPO compensation committee believes that equity-based compensation is an important component of our executive compensation program. Additionally, our pre-IPO compensation committee believes that equity-based compensation awards enable us to attract, motivate, retain and adequately compensate executive talent. To that end, our pre-IPO compensation committee periodically awarded long-term equity-based compensation in the form of stock options to acquire common shares. Stock options are designed to reward longer-term performance, facilitate equity ownership, deter recruitment of our key personnel by competitors and others and further align the interests of our executive officers with those of our shareholders. Generally, each executive officer is provided with a grant of stock options when he or she joins our company based upon his or her position with us and his or her relevant prior experience. In addition, from time to time, our existing compensation committee has granted additional awards to align the executive officer’s interests with those of our shareholders by tying value to long-term company performance.

These stock option grants typically vest ratably over the course of five years, subject to continued employment on the vesting date, to encourage executive longevity and to compensate our executive officers for their contribution to our success over a period of time.
The stock options generally have an exercise price equal to or greater than the fair market value of our common shares on the applicable date of grant. Prior to the IPO, fair market value has been determined based on the good faith determination of our board of trustees in reliance upon third-party valuations. After the IPO, we will determine fair market value for purposes of equity-based award pricing based upon the closing price of our common shares on the date of grant.
Pursuant to the terms of his existing employment agreement, Mr. Boehler was entitled to receive a grant of stock options on March 1, 2017, which options were subject to forfeiture if the 2017 Adjusted EBITDA target is not satisfied. On March 1, 2017, our existing compensation committee granted Mr. Boehler 71,428 restricted stock units in lieu of this stock option grant. The restricted stock units were subject to forfeiture if the 2017 Adjusted EBITDA target is not satisfied. Since the performance target for 2017 was satisfied, the restricted stock units will vest 20% per year over five years on the anniversary of the vesting date, beginning March 1, 2019. No other named executive officers received stock options or any other equity based awards in 2017.

Other Compensation and Benefits
In accordance with the existing employment agreements, we provide certain other compensation, benefits and perquisites to our executive officers, as described below.
Severance Payments
In accordance with the existing employment agreements, executive officers are entitled to receive severance payments upon certain termination events. See the section titled “—Potential Payments Upon Termination or Change of Control—Existing Employment Agreements” for a description of these severance payments.
Retirement and Health and Welfare Benefits
We provide our named executive officers with retirement and health and welfare benefits that are intended to be part of a competitive compensation program. All named executive officers are eligible for health and welfare benefits including: medical, dental, vision, short- and long-term disability and life insurance. Our named executive officers also participate in our paid time off program, which provides paid leave during the year at various amounts based upon the executive officer’s position, length of service and any arrangements negotiated at time of hire.
We maintain a retirement savings plan, a 401(k) defined contribution plan for the benefit of all eligible employees, as well as a deferred compensation plan for eligible employees, including executive officers. While we have pension plans for our unionized employees, we do not maintain any pension plans in which executive officers are eligible to participate.

Perquisites
We believe that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies. In addition to salaries, annual cash incentive compensation and long-term incentive awards, competitive executive compensation programs include executive officer perquisites that we believe are reasonable and competitive. During 2017, our named executive officers were eligible to receive executive physicals, payment of health and welfare benefits premiums, payment of life and disability insurance premiums. All such perquisites for our named executive officers are reflected in the “All Other Compensation” column of the Summary Compensation Table below and the accompanying footnotes.
We expect to continue from time to time to provide limited perquisites and other personal benefits to our executive officers consistent with the compensation practices within our industry.
401(k) Plan
We maintain the AmeriCold Logistics Employee Savings and Investment Plan, or 401(k) Plan, a defined contribution employee benefit plan, which covers all eligible employees. The 401(k) Plan also allows contributions by plan participants in accordance with Section 401(k) of the Code. Employees who are over age 50 are permitted to contribute additional amounts on a pre-tax basis under the catch-up provision of the 401(k) Plan subject to limitations of the Code. For non-union employees, our company currently matches 50% of employee contributions up to 6% of the employee’s pay. An employee’s deferrals under the 401(k) Plan are 100% vested and nonforfeitable when made to the 401(k) Plan and our matching contributions vest ratably over a five-year period.

In the event that a participant dies, becomes disabled, or reaches retirement age while still employed by us, the participant will be 100% vested in any company matching contributions that have been credited to such participant’s 401(k) Plan account.
Deferred Compensation Plan
Through our subsidiary, AmeriCold Logistics, we maintain the AmeriCold Deferred Compensation Plan, or the Deferred Compensation Plan, a nonqualified deferred compensation plan, for certain members of our senior management team. For a description of the Deferred Compensation Plan, see the section titled “—Fiscal Year 2017 Nonqualified Deferred Compensation.”
Compensation Plans Adopted in Connection with the IPO
New Employment Agreements
In connection with the IPO, in January 2018 we entered into new employment agreements with each of our executive officers, including the named executive officers. The principal terms of each of these employment agreements are summarized below. The new employment agreements with our executive officers, including the named executive officers, provide for a term beginning on the IPO date and continuing for an indefinite period of time, unless otherwise terminated by the executive or by us, as provided in the new employment agreements. The new employment agreements provide for initial base salaries for each of our named executive officers as follows: Mr. Boehler – $850,000; Mr. Smernoff - $450,000; Ms. Darweesh – $375,000; Mr. Musgrave – $320,000; and Mr. Novosel – $314,150. In addition, each named executive officer will be entitled to participate in the annual STIP bonus based on the achievement of specified financial and individual goals. If these goals are achieved, each executive may receive an annual STIP cash bonus equal to a percentage of his or her base salary, as follows: 125% for Mr. Boehler, 60% for Mr. Smernoff, Ms. Darweesh and Mr. Musgrave and 50% for Mr. Novosel if target performance objectives are achieved, and 175% for Mr. Boehler, 90% for Mr. Smernoff, Ms. Darweesh and Mr. Musgrave and 75% for Mr. Novosel if maximum target performance objectives are achieved. Each executive officer will also be entitled to participate in all insurance and other benefit plans that we offer to our U.S. employees generally, as in effect from time to time. Each new employment agreement will contain restrictive covenants regarding non-competition and non-solicitation during the period of employment and the period thereafter (which could range from a minimum of nine months to a maximum of one year), as well as indefinite covenants regarding confidentiality of information, our property and intellectual property and non-disparagement. In the event of a material breach of such covenants, we will retain the ability to withhold unpaid, or recover previously paid, severance payments (as described below) or to cause unvested stock based awards held by the executive to be forfeited.
Each new employment agreement provided for a one-time grant of restricted stock units on the IPO date that will vest ratably on the second, third and fourth anniversaries of the grant of such award, subject to continued employment from the date of grant through such vesting dates, or the Retention Grant. The number of restricted stock units issued to our named executive officers as Retention Grants are as follows: Mr. Boehler – 78,125 units; Mr. Smernoff – 25,000 units; Ms. Darweesh – 15,625 units; Mr. Musgrave – 14,063 units; and Mr. Novosel – 14,063 units. Each executive will also be eligible to participate in the Americold Realty Trust 2017 Equity Incentive Plan, or the 2017 Plan, at such times as our compensation committee or our board of trustees determines.
In the event of a termination of the employment of Mr. Boehler by us without “cause” or by Mr. Boehler for “good reason”, Mr. Boehler will be entitled to the following severance benefits, provided that Mr. Boehler executes and does not revoke a general release of claims in favor of our company:

•
An amount equal to two times the sum of (i) Mr. Boehler’s annual base salary and (ii) Mr. Boehler’s target annual bonus in the year of termination for a period of 24 months after the date of termination (subject to offset by compensation received by Mr. Boehler for subsequent employment or provision of consulting services during the separation period);

•
Pro rata STIP bonus based on number of days employed during bonus period (to the extent that performance metrics relating to bonus are met at the end of the bonus period as determined after the year-end audit); and

•
Payment or reimbursement of welfare plan coverage (other than short-term and long-term disability plans), including COBRA premiums for group health coverage for the executive and his or her eligible dependents, for up to 18 months.

In the event of a termination of the employment of Mr. Smernoff, Ms. Darweesh, Mr. Musgrave or Mr. Novosel by us without “cause” or by the executive for “good reason”, the executives will be entitled to the following severance benefits, provided that the executives execute and do not revoke a general release of claims in favor of our company:

•	Continued base salary for a period of 12 months (nine months for Mr. Novosel) after the date of termination;

•
Pro rata STIP bonus based on number of days employed during bonus period (to the extent that performance metrics relating to bonus are met at the end of the bonus period as determined after the year-end audit); and

•
For Mr. Smernoff, Ms. Darweesh and Mr. Musgrave, payment or reimbursement of welfare plan coverage (other than short-term and long-term disability plans), including COBRA premiums for group health coverage for the executive and his or her eligible dependents, for up to 12 months. For Mr. Novosel, payment or reimbursement of COBRA premiums for group health coverage for the executive and his eligible dependents, for up to nine months.

The new employment agreements also provide that in the event of a termination of the executive’s employment by us without “cause” or by the executive for “good reason”, the next installment of the Retention Grant that would have vested on the next scheduled vesting date following the executive’s employment termination date will become vested. Also, a pro rated portion of any performance based restricted stock units held by the executive will remain eligible to vest based on actual performance through the last day of the applicable performance period, based on the number of days during the applicable performance period that the executive was employed.
If the executive’s employment is terminated by us without “cause” or by the executive for “good reason” within 12 months following a “change in control”, the new employment agreements will also provide that the Retention Grant will become vested. Also, any performance based restricted stock units held by the executive will vest based on actual performance through the termination date.
If the executive’s employment is terminated with or without “cause,” the executive voluntarily resigns without “good reason” or, in the case of the executive officer’s death or disability, the executive officer will be entitled to receive any accrued and unpaid base salary, as well as any accrued benefits and unreimbursed business expenses incurred through the date of termination, death or disability.
For purposes of each of the new employment agreements:

•
“cause” is defined as the executive’s (i) commission of an act that constitutes common law fraud or a felony, commission of any other crime involving moral turpitude, or commission of any other tortious or unlawful act causing, or which may likely cause, material harm to the business, standing or reputation of our company without the good faith belief that such conduct was in our best interests; (ii) material breach of the new employment agreement, after we have given the executive 30 days written notice and an opportunity to cure such breach to the extent curable; (iii) willful failure or refusal to perform the executive’s material duties or obligations under the new employment agreement, including, without limitation, failure or refusal to abide by the directions of the Chief Executive Officer and/or our board of trustees or any policy adopted by our board of trustees, in each case after we have given the executive 30 days written notice and an opportunity to cure such failure or refusal to the extent curable; (iv) willful misconduct or gross negligence in the performance of the executive’s duties as an employee, officer or trustee of our company or any of our subsidiaries or affiliates; or (v) material misappropriation or embezzlement of any of our property.

•
“good reason” is defined as the occurrence, without the executive’s consent, of any of the following events, other than in connection with a termination of the executive’s employment for cause or due to death or disability: (i) a material reduction in the executive’s rate of base salary and/or the amount of the executive’s annual STIP bonus opportunity; (ii) an action by us resulting in a material diminution in the executive’s titles, authority, duties, responsibilities or direct reports; (iii) our relocation of the executive’s principal place of employment to a location outside of the 50-mile radius of Atlanta, Georgia; or (iv) a material breach by us of the new employment agreement; provided, however, that none of the events described in this sentence shall constitute good reason unless and until (V) the executive reasonably determines in good faith that a good reason condition has occurred, (W) the executive first notifies us in writing describing in reasonable detail the condition which constitutes good reason within 60 days of its initial occurrence, (X) we fail to cure such condition within 30 days after our receipt of such written notice, (Y) notwithstanding such efforts, the good reason condition continues to exist, and (Z) the executive terminates his or her employment within 60 days after the end of such 30-day cure period. If we cure the good reason condition during such cure period, good reason shall be deemed not be have occurred.

•	“change in control” is defined as such term is defined in the 2017 Plan, which means the occurrence of any one of the following events:

•
the acquisition by any person (other than us or our subsidiaries or any of our employee benefit plans (including its trustee)), of beneficial ownership, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities;

•
individuals who, as of the effective date of the 2017 Plan, constitute our board of trustees, or the Incumbent Board, cease for any reason to constitute at least a majority of our board of trustees; provided, however, that any individual becoming a trustee subsequent to the effective date of the 2017 Plan whose election, or nomination for election by our shareholders, was approved by a vote of at least two-thirds of the trustees then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of trustees or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than our board of trustees; or

•
consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets or stock, or a Business Combination, in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the total number of shares of our outstanding securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of the combined voting power of the then outstanding securities of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns us or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership of the combined voting power of our outstanding securities immediately prior to such Business Combination, (ii) no person (excluding any corporation resulting from such Business Combination, or any employee benefit plan (including its trustee) of our company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of, respectively, the combined voting power of the then outstanding securities of the corporation resulting from such Business Combination except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were trustees of our company immediately prior to the signing of the agreement providing for such Business Combination.
Equity Awards
In addition to the Retention Grants, we also expect that future annual equity awards made to executive officers will consist of performance-based restricted stock units that will be earned over a three-year cumulative performance period based on achievement of a total shareholder return (calculated as the change in our share price plus dividends paid over the measurement period, with compound annual returns) target established by our compensation committee and will vest 100%, to the extent the performance target or maximum performance target is achieved, at the end of the threeyear performance period.

Other Governance Policies Relating to Compensation
Hedging and Pledging of Common Shares
We have adopted a policy prohibiting our executive officers, trustees and employees from engaging in any hedging, pledging or monetization transactions involving our securities.
Share Ownership Guidelines
We have adopted an executive share ownership policy, effective as of the IPO date, which is intended to encourage our executive officers, within five years after the IPO, to hold interests in our common shares with a value equal to a specified multiple of base salary (six times annual base salary in the case of our Chief Executive Officer and three times annual base salary in the case of our other executive officers).
Recovery of Certain Awards
We have adopted a clawback policy, effective as of the IPO date. Under this policy, we may seek to recover or cause to be forfeited any or all incentive-based compensation paid to current and former executive officers under certain circumstances in compliance with regulations pursuant to the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act when enacted.
Risk Analysis of Compensation Plans
Our board of trustees, with the assistance of the compensation consultant will conduct a review and analysis of our compensation policies and practices to determine whether or not such policies and practices encourage excessive risk or unnecessary risk-taking. We believe that our compensation policies and practices for our employees, including our executive officers, do not encourage excessive risk or unnecessary risk-taking and in our opinion the risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on us. Our compensation programs have been balanced to focus our key employees on both short- and long-term financial and operational performance.

Tax Deductibility
Prior to December 22, 2017, Section 162(m) of the Code placed a limit of $1 million on the amount of compensation that a publicly held corporation may deduct in any one year with respect to its chief executive officer and certain other highly compensated executive officers. The Tax Cuts and Jobs Act, adopted on December 22, 2017, substantially modifies the Code and, among other matters, eliminates the performance-based compensation exception under Section 162(m) unless it qualifies for treatment under the transition rule that applies to certain agreements in place as of November 2, 2017.
We have not previously taken the deductibility limit imposed by Section 162(m) of the Code into consideration in making compensation decisions. As a new public company, we are now eligible for transition relief for compensation received from the exercise of stock options granted under a plan that existed prior to the completion of the IPO, including the 2008 Plan and the 2010 Plan. Accordingly, the exercise of stock options granted prior to the expiration of the 162(m) transition period are not expected to be subject to Section 162(m). As a new public company, we expect that our compensation committee will review and consider the deductibility of executive compensation under Section 162(m) and may authorize certain payments that will be in excess of the $1 million limitation if our compensation committee believes that it needs to balance the benefits of designing awards that are tax-deductible with the need to design awards that attract, retain and reward executive officers responsible for the success of our company.

Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the compensation committee recommended to our board of trustees that these disclosures be included in this Annual Report on Form 10-K. The compensation committee is comprised of the following individuals:
James R. Heistand
Michelle M. MacKay
Andrew P. Power

Summary Compensation Table
The following table sets forth information regarding compensation earned by our named executive officers during fiscal years 2017 and 2016.

Name and principal position	Year	Salary ($) (1)	Stock awards ($) (2)	Option awards ($) (3)	Non-equity incentive plan compensation ($) (4)	Changes in pension value and non- qualified deferred compensation ($) (5)	All other compensation ($) (6)	Total ($)
Fred Boehler	2017	812,500	959,278	—	1,218,750	—	34,115	3,024,643
President and Chief Executive Officer	2016	705,769	—	862,500	700,000	—	33,642	2,301,911
Marc Smernoff	2017	450,000	—	—	405,000	—	34,115	889,115
Chief Financial Officer and Executive Vice President	2016	450,000	—	—	270,000	—	140,494	860,494
Andrea Darweesh (7)	2017	375,000	—	—	337,500	—	34,115	746,615
Chief Human Resources Officer and Executive Vice President	2016	—	—	—	—	—	—	—
Thomas Musgrave	2017	320,000	—	—	288,000	—	34,115	642,115
Chief Information Officer and Executive Vice President	2016	311,538	—	—	192,000	—	36,834	540,372
Thomas Novosel	2017	311,687	—	—	163,635	—	7,957	483,279
Chief Accounting Officer and Senior Vice President	2016	300,860	—	86,250	106,750	—	9,304	503,164

(1)	Represents actual base salary paid during the fiscal year.

(2)	Aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718.

(3)
Aggregate grant date fair value of stock options computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 15 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

(4)
Represents amounts earned by our named executive officers under our STIP. See “—Short Term Incentive Compensation—2017 STIP” for the target and maximum amounts potentially payable to the named executive officers under the 2017 STIP.

(5)	We do not provide above-market or preferential earnings on deferred compensation and none of our named executive officers participate in a defined benefit pension plan.

(6)	Amounts in this column are detailed in the table below:

Name	Year	401(k) match($)	Insurance ($) (a)	Employer deferred compensa- tion plan contributions ($) (b)	Tax gross-up $ (c)	Relocation and moving expenses ($) (d)	Other personal expenses ($) (e)	Total all other compensation($)
Fred Boehler	2017	6,750	25,165	—	—	—	2,200	34,115
	2016	6,625	24,817	—	—	—	2,200	33,642
Marc Smernoff	2017	6,750	25,165	—	—	—	2,200	34,115
	2016	6,625	24,817	—	—	33,830	75,222	140,494
Andrea Darweesh	2017	6,750	25,165	—	—	—	2,200	34,115
Thomas Musgrave	2017	6,750	25,165	—	—	—	2,200	34,115
	2016	6,625	24,817	2,525	667	—	2,200	36,834
Thomas Novosel	2017	6,750	—	—	1,207	—	—	7,957
	2016	6,625	—	2,049	630	—	—	9,304

(a)
Reflects actual premiums paid by us for health insurance coverage for the named executive officers and their families and reimbursement of the named executive officers (on a pre-tax basis) for the portion of health insurance premiums paid by the named executive officers.

(b)	For fiscal year 2017, employer contributions earned in 2017 will not be funded into employee accounts until the first quarter of 2018.

(c)	Reflects tax gross-up paid on the vested portion of the employer contributions to a successor plan that was merged into the Deferred Compensation Plan.

(d)
For fiscal year 2016, reflects reimbursement to Mr. Smernoff of actual expenses incurred for relocation to Atlanta, Georgia. These expenses were valued on the basis of the aggregate incremental cost to our company and represent the amount accrued for payment or paid directly to the executive officer.

(e)
Reflects the following amounts: maximum amount payable by our company for executive physicals ($2,200 for each eligible named executive officer) and, for Mr. Smernoff, reimbursement of actual costs incurred for airline tickets to and from our headquarters ($64,038) and executive housing assistance ($8,984). The expenses reported for Mr. Smernoff were valued on the basis of the aggregate incremental cost to our company and represent the amount accrued for payment or paid directly to Mr. Smernoff.

(7) Ms. Darweesh was not a named executive officer in fiscal year 2016.

Grants of Plan-Based Awards in Fiscal Year 2017
The following table provides information regarding grants of plan-based awards to each of our named executive officers during fiscal year 2017.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (2)			All other option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Fred Boehler		—	812,500	1,218,750	—	—	—	—	—	—
	3/1/2017	—	—	—	—	71,428	—	—	—	959,278
Marc Smernoff		—	270,000	405,000	—	—	—	—	—	—
Andrea Darweesh		—	225,000	337,500	—	—	—	—	—	—
Thomas Musgrave		—	192,000	288,000	—	—	—	—	—	—
Thomas Novosel		—	109,090	163,635	—	—	—

(1)
Represents potential amounts to be earned by our named executive officers under our STIP. The actual amounts earned by each named executive officer are set forth in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

(2)
Represents performance-based restricted stock units granted to Mr. Boehler in March 2017. This award vests based on the achievement of an Adjusted EBITDA target for 2017 and, if the performance criteria is achieved, will vest in 20% annual increments, beginning March 1, 2019. For a description of vesting and other provisions, see “—Long-Term Incentive Compensation.”

Outstanding Equity Awards at 2017 Fiscal Year-End
The following table provides information with respect to holdings of stock options and restricted stock units by our named executive officers as of December 31, 2017. None of our named executive officers other than Mr. Boehler held any restricted stock or other stock-based awards as of December 31, 2017.

	Option Awards						Stock Awards
Name	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares of stock that have not vested (#)	Market value of shares of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares that have not vested (#)
Fred Boehler	2/6/2013	(1)	320,000	80,000	9.81	2/6/2023
	3/27/2014	(2)	120,000	80,000	9.81	3/27/2024
	12/14/2015	(3)	120,000	180,000	9.81	12/14/2026
	3/21/2016	(4)	—	250,000	9.81	3/1/2027
	3/1/2017	(5)					—	—	71,428	1,142,848
Marc Smernoff	5/13/2015	(6)	160,000	240,000	9.81	5/13/2025
Andrea Darweesh	9/9/2016	(7)	60,000	240,000	9.81	9/9/2027
Thomas Musgrave	5/30/2012	(8)	55,000	—	9.81	5/30/2022
	6/24/2013	(9)	20,000	5,000	9.81	6/24/2023
	12/19/2013	(10)	84,000	21,000	9.81	12/19/2023
	9/21/2015	(11)	46,000	69,000	9.81	9/21/2025
Thomas Novosel	10/30/2013	(12)	60,000	15,000	9.81	10/30/2023
	3/22/2016	(13)	5,000	20,000	9.81	3/22/2026

(1)	The time-based options vested 20% on February 4, 2014, February 4, 2015, February 4, 2016 and February 4, 2017, and the remaining options vest ratably on February 4, 2018.

(2)	The time-based options vested 20% on March 27, 2015, March 27, 2016 and March 27, 2017, and the remaining options vest ratably on March 27, 2018 and March 27, 2019.

(3)	The time-based options vested 20% on December 14, 2016 and December 14, 2017, and the remaining options vest ratably on December 14, 2018, December 14, 2019 and December 14, 2020.

(4)
Vesting of these options was contingent upon achievement of a 2016 performance target relating to Adjusted EBITDA, which was satisfied, so the time-based options will vest 20% on January 1, 2018, January 1, 2019, January 1, 2020, January 1, 2021 and January 1, 2022.

(5)
Performance-based restricted stock units that will vest on the achievement of an Adjusted EBITDA target for 2017. If the performance criteria is achieved the restricted stock units will vest in 20% increments ratably over five years beginning March 1, 2019. There was no public market for our common shares as of December 31, 2017, so market value shown above is calculated based on the initial public offering price of $16.00 per share.

(6)	The time-based options vested 20% on May 13, 2016 and May 13, 2017, and the remaining options vest ratably on May 13, 2018, May 13, 2019 and May 13, 2020.

(7)	The time-based options vested 20% on September 9, 2017, and the remaining options vest ratably on September 9, 2018, September 9, 2019, September 9, 2020, September 9, 2021 and September 9, 2022.

(8)	The time-based options vested 20% on October 31, 2012, October 31, 2013, October 31, 2014, October 31, 2015 and October 31, 2016.

(9)	The time-based options vested 20% on June 24, 2014, June 24, 2015, June 24, 2016 and June 24, 2017, and the remaining options vest on June 24, 2018.

(10)	The time-based options vested 20% on December 19, 2014, December 19, 2015, December 19, 2016 and December 19, 2017 and the remaining options vest on December 19, 2018.

(11)	The time-based options vested 20% on September 21, 2016 and September 21, 2017, and the remaining options vest ratably on September 21, 2018, September 21, 2019 and September 21, 2020.

(12)	The time-based options vested 20% on October 30, 2014, October 30, 2015, October 30, 2016 and October 30, 2017, and the remaining options vest on October 30, 2018.

(13)	The time-based options vested 20% on March 22, 2017 and March 22, 2018, and the remaining options vest ratably on March 22, 2019, March 22, 2020 and March 22, 2021.
Option Exercises for Fiscal Year 2017
None of our named executive officers exercised stock options during fiscal year 2017.
Fiscal Year 2017 Pension Benefits
Even though we maintain certain qualified and non-qualified pension plans, our named executive officers did not participate in or have account balances in any qualified or nonqualified defined benefit plans sponsored by us.
Fiscal Year 2017 Nonqualified Deferred Compensation
The following table presents information regarding our named executive officers that participate in our Deferred Compensation Plan. Material terms of the Deferred Compensation Plan are described below.

Nonqualified deferred compensation
Name	Executive contributions in 2017 ($)	Company contributions in 2017 ($)(a)	Aggregate earnings in 2017 ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at December 31, 2017 ($)
Fred Boehler	—	—	—	—	—
Marc Smernoff	—	—	—	—	—
Andrea Darweesh	45,000	—	4,167	—	49,167
Thomas Musgrave	8,301	—	4,480	—	30,880
Thomas Novosel	8,454	—	9,796	—	61,424

(a)	For fiscal year 2017, employer contributions earned in 2017 will not be funded into employee accounts until the first quarter of 2018.
Through our subsidiary, AmeriCold Logistics, we maintain the Deferred Compensation Plan, a nonqualified deferred compensation plan, for certain members of our senior management team. Participants in the Deferred Compensation Plan may elect to defer from 1% to 75% of their annual cash compensation and between 1% and 100% of their cash bonus compensation, subject to certain limitations prescribed by the Deferred Compensation Plan. For deferrals under the Deferred Compensation Plan made between August 1, 2005 and December 31, 2013, we generally provided a dollar-for-dollar employer credit with respect to salary or bonus deferrals that did not exceed 3% of such participant’s aggregate compensation. For periods on and after January 1, 2014, we may elect to provide a discretionary employer credit to Deferred Compensation Plan participants in an amount and at such time as determined by our board of trustees in its discretion. Deferred Compensation Plan participants are immediately vested in their deferral credits; any discretionary employer credits vest 20% per year over a five-year period or upon retirement at age 65 (or at age 55 with five years of service), death or disability of the Deferred Compensation Plan participant, or upon a change of control. For purposes of the Deferred Compensation Plan, a “change of control” means any one or more of the following: (i) acquisition by any individual, entity or group (other than Yucaipa and certain of its affiliates) of 50% or more of the total value of the then-outstanding ownership interests in AmeriCold Logistics or 50% or more of the voting interests of AmeriCold

Logistics, 80% of the assets of AmeriCold Logistics or our company, or 20% in total value or voting power of our then-outstanding voting securities; (ii) consummation of a reorganization, merger or similar transaction that results in ownership by Yucaipa and its affiliates of less than 50% of the ownership interests in our company; (iii) replacement of a majority of the members of our board of trustees in place as of the date the Deferred Compensation Plan was adopted; (iv) consummation of the first public offering of our common shares; or (v) approval of the complete liquidation of our company.

Participants are entitled to receive the amount credited to their Deferred Compensation Plan account in the event of termination of employment. If termination occurs before the executive officer reaches the earlier of age 65 or age 55 with five years of service, the vested account balance will be paid out in a lump sum. If the termination occurs on or after the date the executive officer reaches the earlier of age 65 or age 55 with five years of service, the entire account balance is paid out in a lump sum or annual installments, as elected by the executive officers. The completion of the IPO constituted a change of control under the Deferred Compensation Plan. As a result, all account balances under the Deferred Compensation Plan vested and we were required to fully fund the Deferred Compensation Plan. However, the completion of the IPO did not trigger a distribution of amounts held in the Deferred Compensation Plan.
Potential Payments Upon Termination or Change of Control
The information below describes certain compensation and benefits to which our named executive officers are entitled under their existing employment agreements in the event their employment is terminated under certain circumstances.
Pre-IPO Employment Agreements
Prior to the IPO, we had existing employment agreements with each of the named executive officers that provided for certain payments upon a termination or change of ownership.
Under the existing employment agreements, if any of the named executive officers, with the exception of Mr. Novosel, is terminated without “cause” or if, within 12 months following a “change of ownership,” the executive officer terminates his employment for “good reason,” he will be entitled to receive (i) continued base salary for a period of twelve months after the date of termination, (ii) continued full participation in our benefit programs (including full reimbursement for all health, dental, and vision expenses) for a period of twelve months after the date of termination, and (iii) if the executive officer is terminated other than on December 31st in any year, a payment equal to the STIP bonus payment the executive officer would otherwise have received for such year but for the termination (based on our actual achievement of applicable targets) multiplied by a fraction, the numerator of which is the number of months in the fiscal year for which the executive officer was employed (including any month in which 11 or more days are worked) and the denominator of which is 12, which shall be paid if such payment is actually earned, or, if the executive officer is terminated in the first fiscal quarter of any fiscal year, then, in lieu of the foregoing payment pursuant to clause (iii), the executive officer shall be paid a prorated portion of the executive officer’s target STIP bonus. If an executive voluntarily resigns or, in the case of the executive officer’s death or disability, the executive officer is entitled to receive any accrued and unpaid base salary and paid time off as well as any accrued benefits through the date of termination, death or disability.
Mr. Novosel’s existing employment agreement provides that if he is terminated without “cause” or if, within 12 months following a “change of ownership,” the executive officer terminates his employment for “good reason,” he will be entitled to receive (i) continued base salary for a period of nine months after the date of termination, and (ii) continued full participation in our benefit programs for a period of nine months after the date of termination. All other terms outlined for the other named executive officers above remain applicable under his agreement.
For purposes of each of the named executive officers’ existing employment agreements:

•
“cause” is defined to include termination as a result of (i) the commission of any act of gross negligence, fraud or serious misconduct in the performance of such executive officer’s duties, (ii) the conviction of such executive officer of an offense that adversely affects or reflects negatively on us, (iii) intentionally obtaining any material for personal gain, profit or enrichment at the expense of our company or from a transaction in which the executive officer has an interest which is adverse to our interests, subject to certain limitations, (iv) abuse of non-prescription medication, narcotics, or other controlled or intoxicating substances, and such abuse materially impairs such executive officer’s ability to perform his normal duties, (v) failure to perform his duties and responsibilities, including reasonable directives from us, in good faith to the best of his ability and failure to cure such non-performance within 30 days after notice of such failure from us to him, (vi) refusal to follow the instructions or directives of our board of trustees or its designee or failure to follow such directives or instructions without compelling reasons, (vii) a serious violation of our rules or policies about which such executive officer had notice, or (viii) acting in a manner which is intended to be materially detrimental or damaging to our reputation, business operations or relations with our other employees, customers or suppliers.

•
“good reason” means: (i) a material diminution of the executive officer’s title, authority, status, duties or responsibilities; (ii) the executive officer’s base salary, target or bonus opportunity which can be earned or amount of overall compensation package (including long-term incentive plans and equity awards), is reduced below the higher of (A) the amount in effect as of the date of a change of ownership or (B) the highest amount thereafter; (iii) the failure by our company to provide for the assumption of the employment agreement by any successor entity; (iv) a material breach by us of the employment agreement; or (v) a change in the location of our principal office or a requirement that the executive officer move to a location more than fifty (50) miles outside the metropolitan area of Atlanta, Georgia.

•
“change of ownership” means the occurrence of any one of the following events: (i) a merger, consolidation, or reorganization of us into or with another legal entity, an equity sale, transfer or other transaction or a sale or transfer by our company of all or substantially all of our assets to any other legal entity, such that following such transaction, Yucaipa and its affiliates will have no equity or ownership interest of the acquirer; (ii) any transaction or series of transactions by Yucaipa and its affiliates that results in Yucaipa and its affiliates beneficially owning no interest in our common shares outstanding and reserved for issuance immediately prior to such transaction or series of transactions; (iii) a dissolution or liquidation of our company; or (iv) such other event or transaction which our board of trustees deems to be a change of ownership. The completion of the IPO did not constitute a change in ownership.

We entered into new employment agreements with each of our executive officers, including the named executive officers, in connection with the IPO, which provide for separation payments and acceleration of vesting of equity awards under certain circumstances. See the section titled “—Compensation Plans Following the Completion of the IPO—New Employment Agreements.”
Stock Options and Restricted Stock Units
The award agreements for stock options granted to our executive officers do not specifically provide for accelerated vesting upon a change of control, as defined in the 2010 Plan. Under the 2010 Plan, in the event of a change of control, our compensation committee may, in its discretion, (1) cancel an outstanding award as of the date of consummation of such transaction and either accelerate the vesting or exercisability of the award, (2) purchase all or a portion of the award, including any unvested portion if our board of trustees so determines in its discretion, for an amount to be determined based on fair market value at the time of the purchase, for cash, (3) in the case of a performance compensation award, cause the participant to receive full or partial payment of the award based on actual or target performance, or (4) require the entity acquiring control to assume outstanding awards or substitute other awards.

In March 2017, our existing compensation committee adopted a resolution providing that in the event of a “change of ownership” as defined in the executive officer employment agreements, we will accelerate the vesting of each outstanding award under the 2010 Plan immediately prior to the change in ownership. The award agreement for Mr. Boehler’s restricted stock units granted in March 2017 similarly provides for accelerated vesting upon a change of control (as defined in the 2010 Plan). The IPO did not constitute a change of control under the 2010 Plan.
The award agreements for stock options granted to our executive officers provide for the expiration of vested but unexercised stock options following termination, as follows:

•	Upon termination for cause, unexercised options expire upon termination;

•	Upon termination due to death or disability, any vested stock options must be exercised within six months of such death or disability;

•	Upon termination as a result of voluntary termination of employment (other than for “good reason”), any vested stock options must be exercised within three months of the date of termination; and

•
Upon termination for any reason other than those set forth above (including without cause or for good reason), unvested stock options are forfeited, and any vested stock options must be exercised within one year following the date of termination.

The award agreement for Mr. Boehler’s restricted stock units granted in March 2017 provides for the forfeiture of any unvested restricted stock units following termination of his employment for any reason.

Potential Payments Table
Regardless of the termination scenario, each named executive officer will receive earned but unpaid base salary and accrued and unpaid paid time off through the employment termination date, along with any other payment or benefits owed under any of our plans or agreements covering the named executive officer as governed by the terms of those plans or agreements.

The information below describes and quantifies the estimated amount of certain compensation that would become payable to each named executive officer as of December 31, 2017 under the following circumstances: (i) upon a voluntary termination, death or disability; (ii) upon termination by us for cause; (iii) if his or her employment with us had been terminated without cause; (iv) if his or her employment terminated for good reason within 12 months following a change in control; and (v) upon a change in control and acceleration of vesting of equity awards.

	Benefit	Voluntary resignation/ death or disability ($)	Termination for cause ($)	Termination without cause ($)	Change in control for good reason ($)	Change in control and acceleration (1)($)
Fred Boehler	Cash severance	—	—	1,700,000	1,700,000	—
	Equity awards	—	—	—	—	4,794,948
	Benefits continuation	—	—	35,805	35,805	—
	Total	—	—	1,735,805	1,735,805	4,794,948
Marc Smernoff	Cash severance	—	—	720,000	720,000	—
	Equity awards	—	—	—	—	1,485,600
	Benefits continuation	—	—	35,805	35,805	—
	Total	—		755,805	755,805	1,485,600
Andrea Darweesh	Cash severance	—	—	600,000	600,000	—
	Equity awards	—	—	—	—	1,485,600
	Benefits continuation	—	—	35,805	35,805	—
	Total	—	—	635,805	635,805	1,485,600
Thomas Musgrave	Cash severance	—	—	512,000	512,000	—
	Equity awards	—	—	—	—	588,050
	Benefits continuation	—	—	35,805	35,805	—
	Total	—	—	547,805	547,805	588,050
Thomas Novosel	Cash severance	—	—	345,564	345,564	—
	Equity awards	—	—	—	—	216,650
	Benefits continuation	—	—	10,879	10,879	—
	Total	—	—	356,443	356,443	216,650

(1)
Amounts shown assumes our compensation committee exercises its discretion under the 2010 Plan to accelerate the vesting of unvested equity awards solely upon a change in control. There was no public market for our common shares as of December 31, 2017; amounts shown above are based on the initial public offering price of $16.00 per share.

Indemnification Agreements with Executive Officers and Trustees
In connection with the IPO, we entered into indemnification agreements with each of our executive officers and trustees and any observer to our board of trustees. We refer to each individual that is a party to an indemnification agreement as an indemnitee. In general, each indemnification agreement will provide that we will indemnify and advance expenses to the indemnitee to the maximum extent permitted by applicable law and our declaration of trust in effect as of the date of the agreement or to such extent as applicable law and our declaration of trust thereafter from time to time may permit. However, no change in Maryland law or our declaration of trust will have the effect of reducing the benefits available to the indemnitee under the agreement.
If, by reason of being a present or former trustee, board observer, officer, employee or agent of our company or a director, trustee, board observer, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, real estate investment trust, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that the indemnitee is or was serving in such capacity at our request, the indemnitee is, or is threatened to be, made a party to any threatened, pending or completed proceeding, the indemnitee is entitled to be indemnified against judgments, penalties, fines and amounts paid in settlement and all expenses actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with such proceeding or any other issue or matter related to the proceeding. However, we are not required to provide this indemnification if it is established that:

•	the act or omission of the indemnitee was material to the matters giving rise to the proceeding and (A) was committed in bad faith or (B) was the result of active and deliberate dishonesty;

•	the indemnitee actually received an improper personal benefit in money, property or services; or

•	in the case of any criminal proceeding, the indemnitee had reasonable cause to believe that the indemnitee’s conduct was unlawful.
In addition, we may not indemnify for an adverse judgment in a suit by or in the right of our company or, in a suit charging receipt of an improper personal benefit, a judgment of liability on the basis that a personal benefit was improperly received, unless, in either case, a court orders indemnification.
Under the indemnification agreements, we are obligated to advance all expenses reasonably incurred by or on behalf of each indemnitee in connection with any threatened, pending or completed proceeding. In order to be advanced expenses, the indemnitee must affirm in writing his good faith belief that he has met the standard of conduct necessary for indemnification, and provide an undertaking to repay any expenses advanced if it is ultimately determined that the indemnitee has not met the standard of conduct necessary for indemnification.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to trustees, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Trustee Compensation
The following table sets forth information concerning the 2017 compensation paid to our non-employee trustees:

Name	Fees earned or paid in cash	Stock awards ($)(1)	Total
George J. Alburger, Jr.	$59,500	$82,138	$141,638
Ronald Burkle	—	—	—
Christopher Crampton	—	—	—
Richard d’Abo	—	—	—
Jeffrey M. Gault	$240,000	—	$240,000
Bradley J. Gross	—	—	—
Joel A. Holsinger	—	—	—
Gregory Mays	$264,000	$82,138	$346,138
Terrence J. Wallock	$55,000	$82,138	$137,138

(1)
Reflects the aggregate grant date fair value of the restricted stock units granted on February 1, 2017 computed in accordance with FASB ASC Topic 718. As of December 31, 2017, our non-employee trustees held the following aggregate number of restricted stock units: Mr. Alburger – 40,774 restricted stock units; Mr. Gault – 568,753 restricted stock units; Mr. Mays – 46,890 restricted stock units; and Mr. Wallock – 40,774 restricted stock units.

Our board of trustees has adopted a compensation program for our non-employee trustees which provides an annual cash retainer of $65,000 for all non-employee trustees other than the chairperson of our board of trustees and an annual equity award of $100,000 (or $175,000 for the chairperson of our board of trustees) in the form of restricted stock units having a one year vesting period for each non-employee trustee serving on our board of trustees (other than the designees of any affiliate of Yucaipa, the GS Entities and the Fortress Entity that are employees of such entities, or their respective affiliates, as applicable). No designee of any affiliate of Yucaipa, the GS Entities or the Fortress Entity that is an employee of Yucaipa, the GS Entities or the Fortress Entity, or their respective affiliates, as applicable, will receive any compensation or awards under the non-employee trustee compensation program; Mr. Gault is not an employee of Yucaipa or its affiliates. The program also provides for additional annual cash retainers of $175,000 for the chairperson of our board of trustees and additional cash retainers for service on board committees, as follows: $20,000 for the chairperson of our audit committee and $10,000 for the other members of our audit committee; $15,000 for the chairperson of our compensation committee and $7,500 for the other members of our compensation committee; and $12,500 for the chairperson of our nominating and corporate governance committee and $6,250 for the other members of our nominating and corporate governance committee. In addition, we reimburse all trustees for reasonable out-of-pocket expenses incurred in connection with the performance of their duties as trustees, including without limitation travel expenses in connection with their attendance in-person at board of trustee and committee meetings.
In connection with the IPO, each of our non-employee trustees serving on our board of trustees (other than the designees of the GS Entities and the Fortress Entity) received $100,000 of restricted stock units (or 300,000 restricted stock units for the chairperson of our board of trustees having an estimated value of $4.8 million based on the initial public offering price of $16.00 per share), which restricted stock units will vest ratably over a three-year period following the grant date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of March 23, 2018 regarding the beneficial ownership of our common shares by each person known by us to beneficially own 5% or more of our outstanding common shares, certain significant shareholders, each of our trustees and named executive officers, and all of our trustees and executive officers as a group.

	Number of common shares beneficially owned	Percentage of common shares beneficially owned
5% shareholders:
YF ART Holdings GP, LLC (1)	54,952,774	38.6%
The Goldman Sachs Group, Inc. (2)	23,769,508	16.7%
CF Cold LP (3)	7,235,529	5.1%
Named executive officers and trustees:
Fred Boehler (4)	690,000	*
Marc Smernoff (5)	160,000	*
Thomas Musgrave (6)	210,000	*
Thomas Novosel (7)	65,000	*
Andrea Darweesh (8)	60,000	*
Jeffrey M. Gault (9)	1,101,747	*
George J. Alburger, Jr.	—	*
James R. Heistand	31,250	*
Michelle M. MacKay	—	*
Mark R. Patterson	—	*
Andrew P. Power	—	*
All executive officers, trustees and trustee nominees as a group (11 persons)	2,317,997	1.6%

*	Indicates beneficial ownership of less than 1% of our outstanding common shares.

(1)
YF ART GP is the general partner of YF ART Holdings. The limited partners of YF ART Holdings is YF ART Holdings Aggregator, LLC, which is wholly owned by private equity funds affiliated with Yucaipa. YF ART GP is wholly owned by private equity funds affiliated with Yucaipa. Ronald W. Burkle indirectly controls YF ART GP and may be deemed to have voting and dispositive power with respect to the common shares directly owned by YF ART Holdings and therefore be deemed to be the beneficial owner of the common shares held by such entities, but disclaims beneficial ownership of such common shares, except to the extent of his pecuniary interest therein. YF ART GP’s address is 9130 West Sunset Boulevard, Los Angeles, California 90069.

(2)
Consists of 8,489,979 shares held directly by GS Capital Partners VI Fund, L.P., or GS VI, 2,334,622 shares held directly by GS Capital Partners VI Parallel, L.P., or GS Parallel VI, 7,061,705 shares held indirectly by GS Capital Partners VI Offshore Fund, L.P., or GS Offshore, 301,776 shares held indirectly by GS Capital Partners VI GmbH & Co. KG, or GS GmbH, 5,456,426 shares held indirectly by Opportunity Partners Offshore-B Co-Invest AIV, L.P., or Opportunity, and together with GS VI, GS Parallel VI, GS Offshore and GS GmbH, the “GS Control Entities,” and 125,000 shares held directly by Goldman Sachs & Co. LLC and indirectly by The GS Group. The GS Control Entities, of which affiliates of The GS Group, Inc., or The GS Group, are the general partner, managing general partner or investment manager, share voting and dispositive power with certain of their respective affiliates. The GS Group disclaims beneficial ownership of the common shares held directly or indirectly by the GS Control Entities except to the extent of their pecuniary interests therein, if any. The address of the GS Control Entities and The GS Group is 200 West Street New York, New York 10282. We have been advised that the GS Entities are affiliates of a broker-dealer. We have also been advised that the GS Entities acquired their investment in us in the ordinary course of business, not for resale, and that they did not have, at the time of purchase, any agreements or understandings, directly or indirectly, with any person to distribute the common shares.

(3)
CF Cold LP is an investment vehicle affiliated with Fortress Investment Group LLC, an investment manager of private equity funds and credit funds specializing in asset-based investing. The address of Fortress Investment Group LLC is 1345 Avenue of the Americas, New York, New York 10105.

(4)	Consists of 690,000 common shares issuable upon the exercise of options currently exercisable.

(5)	Consists of 160,000 common shares issuable upon the exercise of options currently exercisable.

(6)	Consists of 210,000 common shares issuable upon the exercise of options currently exercisable.

(7)	Consists of 65,000 common shares issuable upon the exercise of options currently exercisable.

(8)	Consists 60,000 of common shares issuable upon the exercise of options which are currently exercisable.

(9)	Consists of 1,101,747 common shares issuable upon the exercise of options currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

	As of December 31, 2017
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)(2)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,584,000 (3)	9.72	3,166,001
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	5,584,000	9.72	3,166,001

(1) The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.

(2)	The weighted-average remaining contractual term of the Company’s outstanding options as of December 31, 2017 was 6.0 years.

(3)
This number includes 5,584,000 shares for issuance under the Americold Realty Trust 2010 Equity Incentive Plan and the Americold Realty Trust 2008 Equity Incentive Plan, of which 5,478,000 shares were subject to outstanding options and 106,000 shares were subject to outstanding RSU awards.

For more information regarding securities authorized for issuance under our equity compensation plans prior to the IPO see Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K.
In connection with the IPO, the Company filed a registration statement on Form S-8 on January 19, 2018 to register an aggregate of 15,322,213 common shares authorized to be issued to participants in the Americold Realty Trust 2008 Equity Incentive Plan, the Americold Realty Trust 2010 Equity Incentive Plan and the Americold Realty Trust 2017 Equity Incentive Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The following is a description of transactions since January 1, 2017 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our trustees, executive officers or holders of more than 5% of our capital shares, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.
Agreements with Certain of Our Trustees and Officers
In connection with the IPO, we have entered into indemnification agreements with each of our executive officers and trustees and any observer to our board of trustees. These indemnification agreements are described in “Indemnification Agreements with Executive Officers and Trustees” in Item 11 of this Annual Report on Form 10-K.
Transactions with Goldman and CMHI
As of December 31, 2017, affiliates of Goldman were part of the lending group that had $25.0 million, or 14.7%, of the commitments under the amended 2015 Revolving Credit Facility. Another affiliate of Goldman is one of the participating lenders in the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan), for which the Company paid a performance fee to Goldman. As a member of the lending group, we are required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. We paid to Goldman interest expense and fees totaling approximately $0.9 million, $2.0 million and $6.0 million in 2017, 2016 and 2015, respectively. Goldman is also the counterparty to the interest rate swap agreements described in Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K. Payments under the interest rate swap agreements are not included in the figures above and totaled approximately $1.5 million in 2017 and $1.1 million in 2016.
As of December 31, 2017, the amount of principal outstanding on the borrowings owed to affiliates of the GS Entities under the ANZ Loans totaled AUD$5.0 million and NZD$14.0 million.
In December 2017, the Company prepaid in escrow a $0.2 million fee to Goldman for its share of the 2018 Senior Secured Credit Facilities commitment. in connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares, respectively. After giving effect to the full exercise of the underwriters' option to purchase additional common shares during the IPO, and after giving effect to the sale by Goldman of 5,163,716 common shares in the IPO, Goldman and CMHI own approximately 16.7% and 3.1% of the company's common shares, respectively.
Transactions with Fortress
Fortress held $48.5 million aggregate principal amount of the Senior Secured Term Loan B Facility as of December 31, 2017. The Company paid approximately $2.2 million and $0.8 million in interest expense to Fortress during 2017 and 2016, respectively. The Company also paid out principal amortization to Fortress of approximately $0.5 million and $0.2 million in 2017 and 2016, respectively.
The Fortress Entity Contribution Agreement
The Fortress Entity, an investment fund affiliated with Fortress, made an investment in YF ART Holdings pursuant to that certain Contribution Agreement, dated as of February 27, 2015, by and among YF ART GP, YF ART Holdings, us, the Fortress Entity and certain affiliates of Yucaipa. Pursuant to the terms of its investment in

YF ART Holdings, the Fortress Entity is entitled to receive, by February 2022 (or earlier if YF ART Holdings is dissolved prior to that date), the return of its investment plus an annual preferred return thereon, as well as a to-be-determined percentage of our common shares owned by YF ART Holdings.
On March 8, 2018, in connection with the pledge by YF ART Holdings of approximately 55.0 million common shares pursuant to a margin loan agreement, the Company delivered a consent and acknowledgement to YF ART Holdings and the lenders under such margin loan agreement in which the Company, among other matters, agreed, subject to applicable law and stock exchange rules, not to take any actions that would adversely affect the enforcement of the rights of the lenders under the loan documents. In consideration of our agreement to enter into such consent and acknowledgment, YF ART Holdings entered into a letter agreement with us that provides that, among other matters, YF ART Holdings may not, without our prior written consent, directly or indirectly transfer or dispose of an amount greater than approximately 27.5 million common shares, subject to certain exceptions (including as relating to the margin loan agreement and related documents), for a ninety-day period beyond the lock-up period applicable to YF ART Holdings’ common shares under the lock-up agreement it entered into with the representatives of the underwriters for the IPO. The Company also entered into an amendment of the shareholders agreement, which addresses certain matters related to the margin loan agreement and related documents.
The Company was informed by YF ART Holdings that YF ART Holdings used the proceeds from the margin loan to pay in full the outstanding preferred investment, including the preferred return thereon, of the Fortress Entity. Following such payment, the Fortress Entity ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein, and the Fortress Entity, through CF Cold LP, an investment vehicle affiliated with Fortress, directly beneficially owned 7,235,529 common shares.
Shareholders Agreement and Related Agreements
Under our shareholders agreement, YF ART Holdings has the right to designate two of the nine members of our board of trustees, so long as YF ART Holdings beneficially owns 10% or more of our fully diluted outstanding shares (as such term is defined in our new shareholders agreement). So long as YF ART Holdings beneficially owns 5% or more (but less than 10%) of our fully diluted outstanding shares, it is expected to have the right to designate one of the nine members of our board of trustees. The GS Entities have the right to designate one of the nine members of our board of trustees, so long as the GS Entities beneficially own 5% or more of our fully diluted outstanding shares. Also, YF ART Holdings is entitled to appoint an observer to our board of trustees, so long as it beneficially owns 5% or more of our fully diluted outstanding shares.
Affiliates of Yucaipa and the Fortress Entity, through YF ART Holdings, each remain entitled to designate one of the two members of our board of trustees that YF ART Holdings is entitled to designate pursuant to our new shareholders agreement, so long as YF ART Holdings beneficially owns 10% or more of our fully diluted outstanding shares. To the extent that YF ART Holdings has the right to designate only one member of our board of trustees, YF ART Holdings will designate an individual selected by affiliates of Yucaipa unless the number of common shares held by YF ART Holdings and attributable to the Fortress Entity exceeds the number of common shares held by YF ART Holdings and attributable to affiliates of Yucaipa.
We and affiliates of Yucaipa, the GS Entities and the Fortress Entity also entered into a new registration rights agreement in connection with the IPO, pursuant to which they remain entitled to registration rights in respect of our common shares. Our new shareholders agreement and related registration rights agreements set forth certain rights and restrictions with respect to the ownership of our common shares, including demand registration rights in favor of YF ART Holdings, the GS Entities and, if and when it holds common shares directly, the Fortress Entity and their respective affiliates that hold common shares directly (including any affiliate of

Yucaipa that holds common shares directly), and restrictions on the ownership and transfer of our common shares. Pursuant to our shareholders agreement, YF ART Holdings and the GS Entities created a coordination committee, which is made up of one representative from each of Yucaipa, the GS Entities, the Fortress Entity and Charm Progress. The coordination committee facilitates coordination of exercises of demand registration rights under the registration rights agreement and transfers, distributions and other transactions in common shares by parties to our new shareholders agreement.
Under our shareholders agreement, we and YF ART Holdings, the GS Entities and the Fortress Entity agreed to use commercially reasonable efforts to cause us to maintain our status as a REIT and as a “domestically controlled qualified investment entity” and will make covenants with respect to certain information, regulatory and other similar matters. In addition, under our shareholders agreement, on any vote to opt in to the business combination statute, YF ART Holdings (including its affiliates) will vote its common shares for and against the matter in the same proportion as the number of votes cast for and against the proposal to opt in by other shareholders until YF ART Holdings (including its affiliates) ceases to own at least 20% of the outstanding voting power.
Under our shareholders agreement, any action by our board of trustees to increase the number of trustees requires the prior written consent of (i) YF ART Holdings, so long as YF ART Holdings beneficially owns 10% or more of our fully diluted outstanding shares and (ii) the GS Entities, so long as the GS Entities beneficially own 10% or more of our fully diluted outstanding shares.
In connection with the pledge by YF ART Holdings described under “-The Fortress Entity Contribution Agreement” above, the Company also entered into an amendment of the shareholders agreement, which addresses certain matters related to the margin loan agreement and related documents.
Policies and Procedures With Respect to Related Party Transactions
In accordance with our Policy on Related Party Transactions that we have adopted in connection with the IPO, our audit committee is responsible for reviewing and approving related party transactions. In addition, our code of business conduct and ethics requires that all of our employees and trustees inform our General Counsel of any material transaction or relationship that comes to their attention that could reasonably be expected to create a conflict of interest. Further, at least annually, each trustee and executive officer is required to complete a detailed questionnaire that asks questions about any business relationship that may give rise to a conflict of interest and all transactions in which we are involved and in which the executive officer, a trustee or a related person has a direct or indirect material interest.

ITEM 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
Our Audit Committee engaged Ernst & Young LLP as our independent registered public accounting firm for the fiscal years ended December 31, 2017 and 2016. Ernst & Young LLP was also retained to provide certain audit-related and tax services in 2017 and 2016. In the course of the provision of services on our behalf, we recognize the importance of our independent registered public accounting firm’s ability to maintain objectivity and independence in its audit of our financial statements and the importance of minimizing any relationships that could appear to impair that objectivity. To that end, our Audit Committee has adopted policies and procedures governing the pre-approval of audit and non-audit work performed by our independent registered public accounting firm. The independent registered public accounting firm is authorized to perform specified pre-approved services up to certain annual amounts and up to specified amounts for specific services. Such limits vary by the type of service provided. Individual engagements anticipated to exceed pre-established thresholds must be separately approved. All of the fees reflected below for 2017 and 2016 were either specifically pre-approved by the Audit Committee or pre-approved pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy. These policies and procedures also detail certain services which the independent registered public accounting firm is prohibited from providing to us.
The following table represents fees for professional audit services rendered for the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016 and fees billed for other services rendered in each year.

Types of Fees	2017	2016
Audit fees	$6,678,297	$4,989,156
Audit-related fees	135,000	45,690
Tax fees	1,079,612	531,162
Total	$7,892,909	$5,566,008

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

a.	Financial Statements and Schedules:

b.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Declaration of Trust of Americold Realty Trust, dated as of January 22, 2018 (incorporated by reference to Exhibit 3.1 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

3.2
Amended and Restated Bylaws of Americold Realty Trust (incorporated by reference to Exhibit 3.2 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.1
Credit Agreement, dated as of January 23, 2018, by and among Americold Realty Operating Partnership, L.P., the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.2
Guarantee and Collateral Agreement, dated as of January 23, 2018, by and among Americold Realty Operating Partnership, L.P., the Subsidiaries of Americold Realty Operating Partnership, L.P. identified therein and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.3#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Fred Boehler (incorporated by reference to Exhibit 10.3 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.4#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Marc Smernoff (incorporated by reference to Exhibit 10.4 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.5#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Thomas Novosel (incorporated by reference to Exhibit 10.5 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.6#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Thomas Musgrave (incorporated by reference to Exhibit 10.6 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.7#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Andrea Darweesh (incorporated by reference to Exhibit 10.7 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.8#
Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.9
Amended and Restated Shareholders Agreement, dated January 18, 2018, by and among the Company and the shareholders of the Company signatories thereto (incorporated by reference to Exhibit 10.9 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.10
Registration Rights Agreement, dated January 18, 2018, by and among the Company and the shareholders of the Company signatories thereto (incorporated by reference to Exhibit 10.10 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.11#
Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.12#
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.13#
Limited Partnership Agreement of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 10.19 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on November 14, 2017 (Registration No. 333-221560))

10.14
Equity Investor Agreement, dated as of January 11, 2018, by and among YF ART Holdings, L.P., GS Capital Partners VI Fund, L.P., GS Capital Partners VI Parallel, L.P., GSCP VI Offshore IceCap Investment, L.P., GSCP VI GmbH IceCap Investment, L.P., IceCap2 Holdings, L.P., Charm Progress Investment Limited and Americold Realty Trust (incorporated by reference to Exhibit 10.20 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

10.15
Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
23.2	Consent of Ernst & Young Hua Ming LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
# This document has been identified as a management contract or compensatory plan or arrangement.
Certain agreements and other documents filed as exhibits to this Annual Report on Form 10-K contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.
ITEM 16. Form 10-K Summary

Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees
Americold Realty Trust and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, GA
March 29, 2018

Americold Realty Trust and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2017	2017	2016
	Pro forma (Note 1)	Historical
Assets	Unaudited
Property, plant, and equipment:
Land	$389,443	$389,443	$384,855
Buildings and improvements	1,865,727	1,865,727	1,765,991
Machinery and equipment	555,453	555,453	532,855
	2,810,623	2,810,623	2,683,701
Accumulated depreciation and depletion	(1,010,903)	(1,010,903)	(923,686)
Property, plant, and equipment – net	1,799,720	1,799,720	1,760,015
Capitalized leases:
Buildings and improvements	16,827	16,827	16,827
Machinery and equipment	59,389	59,389	41,831
	76,216	76,216	58,658
Accumulated depreciation	(41,051)	(41,051)	(34,607)
Capitalized leases – net	35,165	35,165	24,051
Cash and cash equivalents	183,656	48,873	22,834
Restricted cash	21,090	21,090	40,096
Accounts receivable – net of allowance of $4,961 and $4,072 at December 31, 2017 (historical and pro forma) and 2016, respectively	200,354	200,354	199,751
Identifiable intangible assets – net	26,645	26,645	24,254
Goodwill	188,169	188,169	186,805
Investments in partially owned entities	15,942	15,942	22,396
Other assets	44,383	59,287	47,429
Total assets	$2,515,124	$2,395,245	$2,327,631
Liabilities, Series B Preferred Shares and shareholders’ equity (deficit)
Liabilities:
Borrowings under revolving line of credit	$—	$—	$28,000
Accounts payable and accrued expenses	240,188	241,259	210,469
Construction loan - net of deferred financing costs of $179 at December 31, 2017 historical, and zero at December 31, 2017 pro forma	—	19,492	—
Mortgage notes and term loans - net of discount and deferred financing costs of $31,996 and $35,916, in the aggregate, at December 31, 2017 (historical) and 2016, respectively, and $18,166 at December 31, 2017 pro forma	1,404,750	1,721,958	1,652,425
Sale-leaseback financing obligations	121,516	121,516	123,616
Capitalized lease obligations	38,124	38,124	27,932
Unearned revenue	19,196	19,196	17,863
Pension and postretirement benefits	16,756	16,756	21,799
Deferred tax liability - net	21,940	21,940	23,055
Multi-Employer pension plan withdrawal liability	9,134	9,134	—
Total liabilities	1,871,604	2,209,375	2,105,159
Commitments and Contingencies (Note 18)
Preferred shares of beneficial interest, $0.01 par value – authorized 375,000 Series B Cumulative Convertible Voting and Participating Preferred Shares; aggregate liquidation preference of $375,000; 375,000 shares issued and outstanding at December 31, 2017 (historical) and 2016, and no shares outstanding at December 31, 2017 pro forma	—	372,794	371,927
Shareholders’ equity (deficit):
Preferred shares of beneficial interest, $0.01 par value – authorized 1,000 Series A Cumulative Non-Voting Preferred Shares; aggregate liquidation preference of $125; 125 shares issued and outstanding at December 31, 2017 (historical) and 2016, and no shares outstanding at December 31, 2017 pro forma	—	—	—
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 69,370,609 shares issued and outstanding at December 31, 2017 (historical) and 2016, and 142,475,349 shares issued and outstanding at December 31, 2017 pro forma	1,424	694	694
Paid-in capital	1,250,951	394,082	392,591
Accumulated deficit and distributions in excess of net earnings	(608,625)	(581,470)	(532,196)
Accumulated other comprehensive loss	(230)	(230)	(10,544)
Total shareholders’ equity (deficit)	643,520	(186,924)	(149,455)
Total liabilities, Series B Preferred Shares and shareholders’ equity (deficit)	$2,515,124	$2,395,245	$2,327,631

See accompanying notes.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Year Ended December 31,
	2017	2016	2015
Revenues:
Rent, storage, and warehouse services revenues	$1,145,662	$1,080,867	$1,057,124
Third-party managed services	242,189	252,411	233,564
Transportation services	146,070	147,004	180,892
Other revenues	9,666	9,717	9,805
Total revenues	1,543,587	1,489,999	1,481,385
Operating expenses:
Rent, storage, and warehouse services cost of operations	797,334	766,822	749,375
Third-party managed services cost of operations	229,364	237,597	220,983
Transportation services cost of operations	133,120	132,586	166,587
Cost of operations related to other revenues	9,664	7,349	7,420
Depreciation, depletion, and amortization	116,741	118,571	125,720
Selling, general and administrative	104,640	100,238	91,222
Impairment of long-lived assets	9,473	9,820	9,415
Multi-Employer pension plan withdrawal expense	9,167	—	—
Total operating expenses	1,409,503	1,372,983	1,370,722

Operating income	134,084	117,016	110,663

Other (expense) income:
Loss from partially owned entities	(1,363)	(128)	(3,538)
Impairment of partially owned entities	(6,496)	—	—
Interest expense	(114,898)	(119,552)	(116,710)
Interest income	1,074	708	724
Loss on debt extinguishment and modification	(986)	(1,437)	(503)
Foreign currency exchange (loss) gain	(3,591)	464	(3,470)
Other income, net	918	2,142	1,892
Income (loss) before income tax and gain (loss) from sale of real estate, net of tax	8,742	(787)	(10,942)
Income tax (expense) benefit:
Current	(13,051)	(6,465)	(11,929)
Deferred	3,658	586	2,292
Total income tax expense	(9,393)	(5,879)	(9,637)
Loss before gain (loss) from sale of real estate, net of tax	(651)	(6,666)	(20,579)
Gain (loss) from sale of real estate, net of tax	43	11,598	(597)
Net (loss) income	$(608)	$4,932	$(21,176)
Less distributions on preferred shares of beneficial interest - Series A	(16)	(16)	(16)
Less distributions on preferred shares of beneficial interest - Series B	(28,436)	(28,436)	(28,436)
Less accretion on preferred shares of beneficial interest – Series B	(867)	(936)	(1,006)
Net loss attributable to common shares of beneficial interest	$(29,927)	$(24,456)	$(50,634)

Weighted average common shares outstanding – basic	70,022	69,890	69,758
Weighted average common shares outstanding – diluted	70,022	69,890	69,758

Net loss per common share of beneficial interest - basic	$(0.43)	$(0.35)	$(0.73)
Net loss per common share of beneficial interest - diluted	$(0.43)	$(0.35)	$(0.73)

Distributions declared per common share of beneficial interest	$0.29	$0.29	$0.29

See accompanying notes.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(608)	$4,932	$(21,176)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	5,754	1,972	3,371
Change in unrealized net gain (loss) on foreign currency	4,444	(3,144)	(16,292)
Change in unrealized net loss on securities available for sale	—	—	(51)
Unrealized gain (loss) on cash flow hedge derivatives	116	(70)	(1,468)
Other comprehensive income (loss)	10,314	(1,242)	(14,440)

Total comprehensive income (loss)	$9,706	$3,690	$(35,616)

See accompanying notes.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
( In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2014	125	$—	69,370,609	$694	$384,989	$(418,620)	$5,138	$(27,799)
Net loss	—	—	—	—	—	(21,176)	—	(21,176)
Other comprehensive loss	—	—	—	—	—	—	(14,440)	(14,440)
Distributions paid on preferred shares of beneficial interest – Series A	—	—	—	—	—	(16)	—	(16)
Distributions paid on preferred shares of beneficial interest – Series B	—	—	—	—	—	(28,436)	—	(28,436)
Distributions paid on common shares of beneficial interest	—	—	—	—	—	(20,214)	—	(20,214)
Accretion on preferred shares of beneficial interest – Series B	—	—	—	—	(1,006)	—	—	(1,006)
Stock-based compensation expense	—	—	—	—	3,108	—	—	3,108
Balance - December 31, 2015	125	—	69,370,609	694	387,091	(488,462)	(9,302)	(109,979)
Net income	—	—	—	—	—	4,932	—	4,932
Other comprehensive loss	—	—	—	—	—	—	(1,242)	(1,242)
Distributions paid on preferred shares of beneficial interest – Series A	—	—	—	—	—	(16)	—	(16)
Distributions paid on preferred shares of beneficial interest – Series B	—	—	—	—	—	(28,436)	—	(28,436)
Distributions paid on common shares of beneficial interest	—	—	—	—	—	(20,214)	—	(20,214)
Accretion on preferred shares of beneficial interest – Series B	—	—	—	—	(936)	—	—	(936)
Stock-based compensation expense (Warrants)	—	—	—	—	3,900	—	—	3,900
Stock-based compensation expense (Stock Options and RSUs)	—	—	—	—	2,536	–	—	2,536
Balance - December 31, 2016	125	—	69,370,609	694	392,591	(532,196)	(10,544)	(149,455)
Net loss	—	—	—	—	—	(608)	—	(608)
Other comprehensive income	—	—	—	—	—	—	10,314	10,314
Distributions paid on preferred shares of beneficial interest – Series A	—	—	—	—	—	(16)	—	(16)
Distributions paid on preferred shares of beneficial interest – Series B	—	—	—	—	—	(28,436)	—	(28,436)
Distributions paid on common shares of beneficial interest	—	—	—	—	—	(20,214)	—	(20,214)
Accretion on preferred shares of beneficial interest – Series B	—	—	—	—	(867)	—	—	(867)
Stock-based compensation expense	—	—	—	—	2,358	—	—	2,358
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
See accompanying notes.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net (loss) income	$(608)	$4,932	$(21,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	116,741	118,571	125,720
Amortization of deferred financing costs and debt discount	8,604	7,193	6,672
Amortization of below market leases	151	196	520
Loss on debt extinguishment and modification, non-cash	400	871	503
Foreign exchange (gain) loss	3,591	(464)	3,470
Loss from and impairment of partially owned entities	7,859	128	3,538
Stock-based compensation expense (Warrants)	—	3,900	—
Stock-based compensation expense (Stock Options and Restricted Stock Units)	2,358	2,536	3,108
Deferred tax benefit	(3,658)	(586)	(2,292)
(Gain) loss from sale of real estate	(43)	(11,598)	597
(Gain) loss on sale of other assets	(107)	1,008	534
Impairment of inventory and long-lived assets	11,581	9,820	9,415
Multi-Employer pension plan withdrawal expense	9,134	—	—
Provision for doubtful accounts receivable	1,229	1,135	761
Changes in operating assets and liabilities:
Accounts receivable	1,597	(19,123)	(17,042)
Accounts payable and accrued expenses	18,202	(4,570)	2,738
Other	(13,704)	4,832	(10,545)
Net cash provided by operating activities	163,327	118,781	106,521
Investing activities:
Restricted cash outflows	503,191	639,798	658,369
Restricted cash inflows	(483,912)	(631,877)	(673,667)
Investment in joint ventures	—	—	(1,341)
Proceeds from the sale of property, plant, and equipment	10,163	33,215	9,474
Additions to property, plant, and equipment and intangible assets	(148,994)	(74,868)	(59,924)
Other investing activities, net	—	—	259
Net cash used in investing activities	(119,552)	(33,732)	(66,830)
Financing activities:
Distributions paid on beneficial interest shares – preferred – Series A	(16)	(16)	(16)
Distributions paid on beneficial interest shares – preferred – Series B	(28,436)	(28,436)	(28,436)
Distributions paid on beneficial interest shares – common	(20,214)	(20,214)	(20,214)
Proceeds from revolving line of credit	34,000	147,000	4,000
Repayment of revolving line of credit	(62,000)	(119,000)	(49,000)
Repayment of sale-leaseback financing obligations	(2,100)	(5,337)	(1,709)
Repayment of seller financed note	—	—	(12,700)
Repayment of capitalized lease obligations	(8,429)	(36,203)	(8,384)
Payment of debt issuance costs	(4,212)	(10,834)	(14,790)
Repayment of term loans, mortgage notes and construction loan	(56,868)	(405,360)	(402,795)
Proceeds from term loans and mortgage notes	110,000	383,078	505,924
Proceeds from construction loan	19,671	—	—
Net cash used in financing activities	(18,604)	(95,322)	(28,120)
Net increase (decrease) in cash and cash equivalents	25,171	(10,273)	11,571
Effect of foreign currency translation	868	(324)	(3,233)
Cash and cash equivalents:
Beginning of period	22,834	33,431	25,093
End of period	$48,873	$22,834	$33,431
Supplemental disclosures of cash flows information:
Acquisition of fixed assets under capitalized lease obligations	$18,614	$10,899	$9,005
Interest paid – net of amounts capitalized and defeasement costs	$106,557	$115,056	$108,070
Income taxes paid – net of refunds	$11,854	$10,898	$8,915
Acquisition of property, plant, and equipment on accrual	$20,942	$5,595	$3,266
Seller financed acquisition of property, plant and equipment	$—	$—	$12,800

See accompanying notes.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
The Company
Americold Realty Trust (the Company or we) is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 100% of the common general partnership interest as of December 31, 2017. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
The Operating Partnership includes numerous qualified REIT subsidiaries (QRSs). Additionally, the Operating Partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly owned taxable REIT subsidiaries (TRSs).
Ownership
As of December 31, 2017, YF ART Holdings L.P., a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa) and Fortress Investment Group, LLC (Fortress), owned approximately 100% of the Company’s common shares of beneficial interest. Subsequent to the IPO described below, YF ART Holdings L.P. owns approximately 43.6% of the Company's common shares, after giving effect to the full exercise of the underwriters' option to purchase additional common shares during the IPO, and after giving effect to the sale by YF ART Holdings L.P. of 13,581,284 common shares in the IPO.
In addition, in connection with the IPO, Goldman and CMHI, as defined in Note 7, converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares of the Company, respectively. After giving effect to the full exercise of the underwriters' option to purchase additional common shares during the IPO, and after giving effect to the sale by Goldman of 5,163,716 common in the IPO, Goldman and CMHI own approximately 16.7% and 3.1% of the Company's common shares, respectively.
Initial Public Offering
On January 23, 2018, we completed an initial public offering of our common shares, or IPO, in which we issued and sold 33,350,000 of our common shares, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares. The common shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-221560), as amended, which was declared effective by the SEC on January 18, 2018. The common shares were sold at an initial offering price of $16.00 per share, which generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. We primarily used the net proceeds from the IPO to repay (i) $285.1 million of indebtedness outstanding under our Senior Secured Term Loan B Facility, including $3.0 million of accrued and unpaid interest and closing expense of $0.2 million; (ii) $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachussets construction loans, including a nominal amount of

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business (continued)
accrued and unpaid interest; and (iii) to pay a stub period dividend totaling $3.1 million to the holders of record of our common shares, Series A Preferred Shares and Series B Preferred Shares as of January 22, 2018. Holders of the Series A Preferred Shares also received a redemption payment from the offering proceeds of $0.1 million. The remaining $184.4 million net proceeds from the IPO will be used for general corporate purposes.
The following is a list of other significant events that occurred in connection with the IPO:

•	All outstanding Series A Preferred Shares were redeemed resulting in a cash payment of approximately $0.1 million, including accrued and unpaid dividends;

•
All outstanding Series B Preferred Shares were converted into an aggregate of 33,240,258 common shares resulting in a cash payment of approximately $1.2 million of accrued and unpaid dividends. The redeemed and converted preferred shares are described in Note 7;

•
The cashless exercise by YF ART Holdings, an affiliate of Yucaipa, of all outstanding warrants to purchase 18,574,619 common shares, exercisable at a price of $9.81 per share, into an aggregate of 6,426,818 common shares based on a deemed valuation of $15.00 per share pursuant to the terms of the warrants;

•
The issuance of new senior secured credit facilities (2018 Senior Secured Credit Facilities), consisting of a five-year, $525.0 million senior secured term loan A facility (Senior Secured Term Loan A Facility), with net proceeds of $517.0 million, and a three-year, $400.0 million senior secured revolving credit facility (2018 Senior Secured Revolving Credit Facility). The 2018 Senior Secured Credit Facilities also have an additional $400.0 million accordion option. Upon the completion of the IPO, $525.0 million is outstanding under the Company’s Senior Secured Term Loan A Facility and no borrowings are outstanding under the Company’s 2018 Senior Secured Revolving Credit Facility. Borrowings under the Company’s 2018 Senior Secured Credit Facilities will bear interest, at the Company’s election, at the then-applicable margin plus an applicable LIBOR or base rate interest rate. The base rate is the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varies between (i) in the case of LIBOR-based loans, 2.35% and 3.00% and (ii) in the case of base rate loans, 1.35% and 2.00%, in each case, based on changes in the Company’s total leverage. As of January 23, 2018, borrowings under our 2018 Senior Secured Credit Facilities bear interest at a floating rate of one-month LIBOR plus 2.50%. The Company paid a total of $8.7 million of issuance costs related to the 2018 Senior Secured Credit Facilities, of which $8.2 million were prepaid in escrow as of December 2017.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business (continued)

On February 6, 2018, we amended the Credit Agreement with the lenders of our 2018 Senior Revolving Credit Facility to increase the aggregate revolving credit commitments on this facility by $50.0 million to $450.0 million. Concurrently, we utilized cash on hand to repay $50.0 million on our Senior Secured Term Loan A facility. As a result of these modifications, our total aggregate commitments under our 2018 Senior Credit Facilities remain unchanged at $925.0 million.

Pro forma balance sheet (Unaudited)

The unaudited pro forma balance sheet presented in the accompanying consolidated financial statements gives effect to the IPO transactions described above as if they had occurred as of December 31, 2017. The following table summarizes the pro forma adjustments made to each line item of the historical balance sheet to arrive to the pro forma presentation:

	Assets
	Cash and cash equivalents	Other assets
	(In thousands)
Historical balance at December 31, 2017	$48,873	$59,287
IPO transactions (Unaudited)
Redemption of Series A Preferred Shares, including stub period dividend	(134)	—
Conversion of Series B Preferred Shares, including stub period dividend	(1,198)	—
Stub period dividend distributions to common stockholders and participating holders of Series B Preferred Shares	(1,910)	—
IPO proceeds net of offering costs	493,556	—
Net proceeds from Senior Secured Term Loan A Facility	524,285	—
Repayment of Senior Secured Term Loan B Facility, including accrued interest through pay-off and closing expenses	(810,078)	—
Repayment of construction loans, including accrued interest	(19,738)	—
Reclassification of prepaid offering costs	—	(9,092)
Reclassification of prepaid issuance costs related to 2018 Senior Secured Credit Facilities	—	(8,245)
Deferred financing costs on 2018 Senior Secured Revolving Credit Facility	—	2,645
Write-off of deferred financing costs on construction loans	—	(212)
Repayment of Senior Secured Term Loan A Facility on February 6, 2018	(50,000)	—
Net change	134,783	(14,904)
Pro forma balance at December 31, 2017	$183,656	$44,383

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business (continued)

Pro forma balance sheet (Unaudited)

	Liabilities
	Accounts payable and accrued expenses	Construction loan, net of deferred financing costs	Mortgage loans and term loans, net of discount and deferred financing costs
	(In thousands)
Historical balance at December 31, 2017	$241,259	$19,492	$1,721,958
IPO transactions (Unaudited)
Payment of accrued interest and accrued debt issuance costs	(1,071)	—	—
Repayment of Clearfield, UT construction loan	—	(19,492)	—
Refinancing of Senior Secured Term Loan B Facility with Senior Secured Term Loan A Facility, including reclassification of prepaid issuance costs	—	—	(267,706)
Repayment of Senior Secured Term Loan A Facility on February 6, 2018	—	—	(50,000)
Write-off of deferred financing costs in connection with the repayment of Senior Secured Term Loan A Facility on February 6, 2018	—	—	498
Net change	(1,071)	(19,492)	(317,208)
Pro forma balance at December 31, 2017	$240,188	$—	$1,404,750

	Mezzanine Equity	Shareholders' equity
	Series B Cumulative Convertible Voting and Participating Preferred Shares	Common shares	Paid-in capital	Accumulated deficit and distributions in excess of net earnings
	(In thousands)
Historical balance at December 31, 2017	$372,794	$694	$394,082	$(581,470)
IPO transactions (Unaudited)
Issuance of common stock pursuant to the IPO, net of offering costs	—	334	484,604	—
Stub period dividend distribution to common stockholders and participating holders of Series B Preferred Shares	—	—	—	(1,910)
Redemption of Series A Preferred Shares and distribution of stub period dividend	—	—	(133)	(1)
Conversion of Series B Preferred Shares and distribution of stub period dividend	(372,794)	332	372,462	(1,198)
Cashless exercise of YF ART Holdings warrants	—	64	(64)	—
Loss on debt extinguishment and modification	—	—	—	(21,359)
Interest expense through pay-off of debt	—	—	—	(2,687)
Net change	(372,794)	730	856,869	(27,155)
Pro forma balance at December 31, 2017	$—	$1,424	$1,250,951	$(608,625)

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business (continued)

Business and Industry Information

The Company has a large global presence of temperature-controlled warehouses, with the largest network in the U.S. We are organized as a self-administered and self-managed REIT with significant operating, acquisition and development experience. As of December 31, 2017, we operated a global network of 158 temperature-controlled warehouses encompassing 933.9 million cubic feet, with 140 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. In addition, the Company holds a minority interest in the China JV, as described in Note 3, which owns or operates 13 temperature-controlled warehouses located in China. The Company also owns and operates a limestone quarry through a subsidiary of ART Quarry.

The Company provides its customers with technological tools to review real-time detailed inventory information via the Internet. In addition, the Company manages customer-owned warehouses for which it earns fixed and incentive fees.

2. Summary of Significant Accounting Policies
Customer Information
The Company’s customers consist primarily of national, regional, and local food manufacturers, distributors, retailers, and food service organizations. For the years ended December 31, 2017, 2016 and 2015, one customer accounted for more than 10% of our total revenues, with $198.6 million, $210.5 million and $196.0 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. Of the revenues received from this customer, $183.1 million, $196.1 million and $180.4 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2017, 2016 and 2015, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP).
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Investments in which the Company does not have control, and is not considered to be the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Property, Plant, Equipment, and Leasehold Improvements
Property, plant, equipment, and leasehold improvements are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 5 to 40 years for buildings and building improvements and 3 to 20 years for machinery and equipment. Depletion on the limestone quarry is computed by the units-of-production method based on estimated recoverable units. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in the other income (expense) line on the accompanying consolidated statements of operations. Gains or losses from the sale of real estate assets are reported in a separate caption after income tax expense or benefit.
Costs incurred to develop software for internal use and purchased software are capitalized and included in the machinery and equipment line on the consolidated balance sheet. Capitalized software is amortized over the estimated life of the software which ranges from 3 to 10 years. Amortization of previously capitalized amounts was $5.0 million, $4.6 million and $4.4 million for 2017, 2016 and 2015, respectively, and is included in the depreciation, depletion, and amortization expense line on the accompanying consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Activity in real estate facilities during the years ended December 31, 2017 and 2016 is as follow:

	2017	2016
	(In thousands)
Operating facilities, at cost:
Beginning balance	$2,382,343	$2,379,980
Capital expenditures	52,555	46,761
Acquisitions	27,958	8,922
Newly developed warehouse facilities	60,598	—
Disposition	(20,780)	(36,628)
Impairment	(9,473)	(9,820)
Conversion of leased assets to owned	—	(5,331)
Impact of foreign exchange rate changes	13,455	(1,541)
Ending balance	2,506,656	2,382,343
Accumulated depreciation:
Beginning balance	(692,390)	(629,404)
Depreciation expense	(86,169)	(85,296)
Dispositions	11,143	21,885
Impact of foreign exchange rate changes	(2,590)	425
Ending balance	(770,006)	(692,390)
Total real estate facilities	$1,736,650	$1,689,953

Non-real estate assets	98,235	94,113
Total property, plant and equipment and capital leases, net	$1,834,885	$1,784,066
The total real estate facilities amounts in the table above include $90.5 million and $91.6 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2017 and 2016, respectively. The Company does not hold title in these assets under sale-leaseback agreements. During 2017, the Company acquired a new facility for a total cost of $31.9 million, which included $3.9 million of intangible assets associated with an in-place lease. In addition, the Company disposed of two idle warehouse facilities and one operating warehouse facility with a net book value of $9.2 million for an aggregate amount of $9.2 million. As of December 31, 2017, the Company held for sale an idle facility of the Warehouse segment with a carrying amount of $2.6 million, which is included in "Property, plant, and equipment – net" in the accompanying consolidated balance sheet.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when events or changes in circumstances (such as decreases in operating income and declines in occupancy) indicate that the carrying amounts may not be recoverable. A comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to their carrying amounts.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
If the carrying amounts of the long-lived assets exceed the sum of the expected future undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the estimated fair value of the long-lived assets, which the Company calculates based on projections of future cash flows and appraisals with significant unobservable inputs classified as Level 3 of the fair value hierarchy. The Company determined that individual warehouse properties constitute the lowest level of independent cash flows for purposes of considering possible impairment.
For the years ended December 31, 2017, 2016 and 2015, the Company recorded impairment charges of $9.5 million, $9.8 million and $5.7 million, respectively, in the "Impairment of long-lived assets" line item of the accompanying consolidated statements of operations. These charges were associated with the planned disposal of certain facilities, and other idle facilities of the Company, with a net book value in excess of their estimated fair value based on third-party appraisals or purchase offers. These impaired assets related to the Warehouse segment.
In 2015, the “Impairment of long-lived assets” line included another charge related to below-market leasehold interests—see the section "Leasehold Interests - Below Market Leases" below for more information.
Impairment of Other Assets
During the second quarter of 2017, the Company evaluated the limestone inventory held at its Quarry operations, and determined that approximately $2.1 million of that inventory is not of saleable quality. As a result, the Company recognized an impairment charge for that amount, which is included in the “Cost of operations related to other revenues” line item of the accompanying consolidated statement of operations for the year ended December 31, 2017.
Also during the quarter ended June 30, 2017, the Company recognized an impairment charge totaling $6.5 million related to its investments in two joint ventures in China accounted for under the equity method as it was determined that the recorded investments were no longer recoverable from the projected future cash flows expected to be received from the ventures. The estimated fair value of each investment was determined based on an assessment of the proceeds expected to be received from the potential sale, anticipated in the first half of 2018, of the Company’s investment interests to the joint venture partner based on current negotiations. The impairment charge is included in the “Impairment of partially owned entities” line item in the accompanying consolidated statement of operations for the year ended December 31, 2017.
Capitalized Leases
Capitalized leases are recorded at the lower of the present value of future minimum lease payments or the fair market value of the property. Capital lease assets are depreciated on a straight-line basis over the estimated asset life if ownership of the leased assets is transferred by the end of the lease term or there is a bargain purchase option. If the lease does not transfer ownership at the end of the lease term or there is no bargain purchase option, then the capital lease assets are depreciated on a straight-line basis using the lesser of the asset's useful life or the lease term. Depreciation expense on assets acquired under capitalized leases is included in the "Depreciation, depletion, and amortization" expense line on the accompanying consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits, and short-term liquid investments purchased with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. As of December 31, 2017 and 2016, the Company held $26.8 million and $12.7 million, respectively, of cash and cash equivalents in bank accounts of its foreign subsidiaries.
Restricted Cash

Restricted cash relates to cash on deposit and cash restricted for the payment of certain property repairs or obligations related to warehouse properties collateralized by mortgage notes, cash on deposit for certain workers’ compensation programs, cash collateralization of certain outstanding letters of credit, and proceeds from the sale of assets intended to be used to complete like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code.
Restricted cash balances as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
2010 mortgage notes’ escrow accounts	$15,149	$14,670
2013 mortgage notes’ escrow accounts	795	989
2013 mortgage notes’ cash managed accounts	2,612	3,506
Other escrow accounts	—	16,574
Cash restricted for insurance claims	—	64
Cash on deposit for workers’ compensation program in Australia	2,130	3,897
Term deposit for New Zealand subsidiary office lease bond	404	396
Total restricted cash	$21,090	$40,096

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The Company periodically evaluates the collectability of amounts due from customers and maintains an allowance for doubtful accounts for estimated amounts uncollectible from customers. Management exercises judgment in establishing these allowances and considers the balance outstanding, payment history, and current credit status in developing these estimates. Specific accounts are written off against the allowance when management determines the account is uncollectible.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
The following table provides a summary of activity of the allowance for doubtful accounts:

	Balance at beginning of year	Provision for doubtful accounts	Amounts written off, net of recoveries	Balance at end of year
Allowance for doubtful accounts:	(In thousands)
Year ended December 31, 2015	$2,161	761	(559)	$2,363
Year ended December 31, 2016	$2,363	1,135	574	$4,072
Year ended December 31, 2017	$4,072	1,229	(340)	$4,961

Starting in 2016, the Company began charging interest on delinquent billings, and recorded it as "Interest income" in the consolidated statement of operation, offset by a bad debt provision equal to the amount of interest charged until collected.

Identifiable Intangibles Assets
Identifiable intangibles consist of a trade name and customer relationships.
Indefinite-Lived Assets
The trade name asset, with a carrying amount of $15.1 million as of December 31, 2017 and 2016, relates to "Americold" and has an indefinite life; thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company's trade name for the years ended December 31, 2017, 2016 and 2015.
Finite-Lived Assets
Customer relationship assets are the Company's largest finite-lived assets amortized over 6 to 20 years using a straight-line or accelerated amortization method dependent on the estimated benefits, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Customer relationship amortization expense for the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $1.8 million and $2.7 million, respectively. The weighted-average remaining life of the customer relationship assets is 10.0 years as of December 31, 2017. The Company reviews amortizable intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2017, 2016 and 2015.
Leasehold Interests - Below Market Leases
In reference to certain temperature-controlled warehouses where the Company is the lessee, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date. In 2015, the Company recognized a charge of $3.7 million on one of its below-market leasehold interests in the "Impairment of long-lived assets" line of the accompanying consolidated statement of operations for the year ended December 31, 2015. There were no such impairments in 2017 or 2016.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. The Company amortizes such costs based on the effective interest rate or on a straight-line basis. The Company uses the latter approach when the periodic amortization approximates the amounts calculated under the effective-interest rate method. Deferred financing costs related to revolving line of credits are classified as other assets, whereas deferred financing costs related to long-term debt are netted against "Mortgages notes and term loan" in the consolidated balance sheets.
Goodwill
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The Company estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows and a market-based approach. Future cash flows are estimated based upon varying economic assumptions. Significant assumptions are revenue growth rates, operating costs, maintenance costs, and a terminal value calculation. The assumptions are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, an impairment loss would be calculated by comparing the implied fair value of goodwill to the reporting unit’s carrying amount. The excess of the fair value of the reporting unit over the amount assigned for fair value to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. There were no goodwill impairment charges for the years ended December 31, 2017, 2016 and 2015.
Revenue Recognition
Revenues for the Company include rent, storage and warehouse services (collectively, Warehouse Revenue), third-party managed services for locations or logistics services managed on behalf of customers (Third-Party Managed Revenue), transportation services (Transportation Revenue), and revenue from the sale of quarry products (Other Revenue).
Warehouse Revenue
The Company's customer arrangements generally include rent, storage and service elements that are priced separately. In a few instances where the Company provides rental, storage and warehouse services under the terms of a bundled warehousing agreement, the Company uses a cost model to allocate the considerations related to the rental of temperature-controlled storage space and warehousing service deliverables.
Revenues from storage and handling are recognized over the period consistent with the transfer of the service to the customer. Multiple contracts with a single counterparty are accounted for as separate arrangements.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Third-Party Managed Revenue
The Company provides management services for which the contract compensation arrangement includes: reimbursement of operating costs, fixed management fee, and contingent performance-based fees (Managed Services). Managed Services fixed fees are recognized as revenue as the management services are performed ratably over the service period. Managed Services performance-based fees are recognized as revenue when the achievement target has been met.
Cost reimbursements related to Managed Services arrangements are recognized as revenue as the services are performed and costs are incurred. Managed Services fees and related cost reimbursements are presented on a gross basis as the Company is the principal in the arrangement. Multiple contracts with a single counterparty are accounted for as separate arrangements.
Transportation Revenue
The Company records transportation revenue and expenses upon delivery of the product. Because the Company is the principal in the arrangement of transportation services for its customers, revenues and expenses are presented on a gross basis.
Other Revenue
Other Revenue primarily includes the sale of limestone produced by the Company’s quarry business. Revenues from the sale of limestone are recognized upon delivery to customers.
Income Taxes

The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code . Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its shareholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its shareholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2017, 2016 and 2015, except as needed for the Company’s U.S. TRSs, for the Company’s foreign entities, and a REIT excise tax payment in 2017 disclosed in Note 16 of these financial statements. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it currently has no undistributed E&P. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a QRS that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code;

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, it may be subject to certain state and local income and franchise taxes, and to U.S. federal income and excise taxes on undistributed taxable income and on certain built-in gains.

The Company has elected TRS status for some of the consolidated subsidiaries. This allows the Company to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, the Company recognizes income tax expense for the U.S. federal and state income taxes incurred by the TRSs, taxes incurred in certain U.S. states and foreign jurisdictions, and interest and penalties associated with unrecognized tax benefit liabilities, as applicable.

Taxable REIT Subsidiary

The Company has elected to treat certain of its wholly owned subsidiaries as TRSs. A TRS is subject to U.S. federal and state income taxes at regular corporate tax rates. Thus, income taxes for the Company’s TRSs are accounted for using the asset and liability method, under which deferred income taxes are recognized for (i) temporary differences between the financial reporting and tax bases of assets and liabilities and (ii) operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company records a valuation allowance for deferred tax assets when it estimates that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in the realization of deferred tax assets, reversal of existing deferred tax liabilities, and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax (expense) benefit in the accompanying consolidated statements of operations.

The earnings of certain foreign subsidiaries, including any other components of the outside basis difference, are considered to be indefinitely reinvested. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, we would be subject

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
to additional income taxes which would result in a higher effective tax rate. As disclosed in Note 16 of these financial statements, the U.S. government enacted comprehensive tax legislation on December 22, 2017 which imposed a one-time inclusion for our REIT or tax for our TRS on the deemed repatriation of unremitted foreign earnings and profits.

With respect to the foreign subsidiaries owned directly by the REIT, any unremitted earnings would not be subject to additional U.S. level taxes because the REIT would distribute 100% of such earnings or would be subject to a participation exemption beginning in 2018.

Pension and Post-Retirement Benefits
The Company has defined benefit pension plans that cover certain union and nonunion employees. The Company also participates in multi-employer union defined benefit pension plans under collective bargaining agreements for certain union employees. The Company also has a post-retirement benefit plan to provide life insurance coverage to eligible retired employees. The Company also offers defined contribution plans to all of its eligible employees. Contributions to multi-employer union defined benefit pension plans are expensed as incurred, as are the Company’s contributions to the defined contribution plans. For the defined benefit pension plans and the post-retirement benefit plan, an asset or a liability is recorded in the consolidated balance sheet equal to the funded status of the plan, which represents the difference between the fair value of the plan assets and the projected benefit obligation at the consolidated balance sheet date. The Company utilizes the services of a third-party actuary to assist in the assessment of the fair value of the plan assets and the projected benefit obligation at each measurement date. Certain changes in the value of plan assets and the projected benefit obligation are not recognized immediately in earnings but instead are deferred as a component of accumulated other comprehensive income (loss) and amortized to earnings in future periods. The components of annual net periodic pension cost (service cost, interest on the pension obligation, expected return on plan assets, amortization of any amounts previously deferred in accumulated other comprehensive income, and the effects of settlements) are netted and presented as a single amount in the accompanying consolidated statements of operations.
Foreign Currency Gains and Losses
The local currency is the functional currency for the Company’s operations in Australia, New Zealand, Argentina, and Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of shareholders’ equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Company’s net investment in the foreign operation.
From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency. These transactions are initially recorded in the functional currency of the subsidiary based on the applicable exchange rate in effect on the date of the transaction. On a monthly basis, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations of the foreign subsidiary as a component of foreign exchange gain or loss.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of accumulated other comprehensive income (loss) if a repayment of these loans is not anticipated. Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of other income (expense).
Recently Adopted Accounting Standards
Clarifying the Definition of a Business
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606, Revenue from Contracts with Customers. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. ASU 2017-01 will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company early adopted ASU 2017-01 as of the beginning of its fiscal year 2017.
Stock Compensation, Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). Under this ASU, entities are required to recognize the income tax effects of awards in the income statement when the awards vest or are settled (i.e., additional paid-in capital or APIC pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The guidance was effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 as of the beginning of its fiscal year 2017. The adoption of this new ASU did not have a material effect on the Company's consolidated financial statements.
Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815‑20-35-14 through 35-18) continue to be met. For public companies, the amendments in ASU 2016-05 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. An entity has an option to apply the amendments in ASU 2016-05 on either a prospective basis or a modified retrospective basis. The Company

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
adopted ASU 2016-05 as of the beginning of its fiscal year 2017. The adoption of this new ASU did not have a material effect on the Company's consolidated financial statements.
Future Adoption of Accounting Standards
Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the impact of adopting ASU 2018-02.
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company believes the adoption of ASU 2017-12 will not have a material effect on its consolidated financial statements.
Compensation—Stock Compensation (Topic 718)
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption for public business entities is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The Company believes the adoption of ASU 2017-09 will not have a material effect on its consolidated financial statements.
Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new standard requires that the service cost component of net periodic pension and other postretirement benefits (OPEB)

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
(income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-07 is effective for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted in the first financial statements (interim or annual) issued for a fiscal year, provided all provisions of the ASU (income statement presentation and capitalization of service cost) are adopted. The Company's adoption of ASU 2017-07 will result in the reclassification of non-service cost components, as disclosed in Note 17, from "Selling, general and administrative" expense to "Other income, net" for all periods presented in the consolidated statements of operations.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment test, and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. For public business entities that are SEC filers, this ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. The Company believes the adoption of ASU 2017-04 will not have a material effect on its consolidated financial statements.
Statement of Cash Flows, Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. Under this new guidance, entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company believes the adoption of ASU 2016-18 will not have a material effect on its consolidated cash flows statement.

Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued Cash Payments (a consensus of the Emerging Issues Task Force) (ASU 2016-15), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company believes the adoption of ASU 2016-15 will not have a material effect on its consolidated cash flows statement.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company believes the adoption of ASU 2016-01 will not have a material effect on its consolidated financial statements.
Lease accounting

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The following are some of the key provisions of this update:
Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. Similar to today, lessors will classify leases as operating, direct financing, or sales-type.
Existing sale-leaseback guidance, including guidance applicable to real estate, is replaced with a new model applicable to both lessees and lessors. A sale-leaseback transaction will qualify as a sale only if (1) it meets the sale guidance in the new revenue recognition standard, (2) the leaseback is not a finance lease or a sales-type lease, and (3) a repurchase option, if any, is priced at the asset’s fair value at the time of exercise and the asset is not specialized. If the transaction fails sale treatment, the buyer and seller will reflect it as a financing.
For public business entities, the standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential impact of adopting ASU 2016-02 on its consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. ASU 2014-09 provides new guidance related to the core

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)
principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. During 2016, the FASB issued additional ASUs to clarify certain aspects of ASU 2014-09, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) in March 2016, and ASU 2016-10, Identifying Performance Obligations and Licensing in April 2016. For public companies, this new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will adopt this guidance in the first quarter of 2018 applying the modified retrospective method.
Currently, the Company is in the final phases of its implementation plan and has substantially completed its assessment of expected impacts on its consolidated financial statements, business processes, accounting systems and controls. The Company is currently implementing changes to its processes and controls for impacted areas and drafting the initial adoption and ongoing disclosure requirements.
The Company does not expect the standard to have a material impact to the amount or timing of revenues recognized for its revenue arrangements. Additionally, the Company does not expect to record a cumulative effect adjustment as of the date of adoption. However, the Company expects to be impacted on presentation and disclosures in its financial statements, including but not limited to the separate classification of revenues that do not fall within the scope of ASU 2014-09, adding additional disclosures relating to contracts that contain performance obligations extending beyond the end of our reporting period, and quantifying and disclosing methods of transferring services as it pertains to satisfying performance obligations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

3. Equity-Method Investments
During 2010, the Company, through its wholly owned subsidiaries, made total cash investments of $46.2 million in two newly-formed Hong Kong entities, China Merchants Americold Holdings Logistics Company Limited (CMAL) and China Merchants Americold Holdings Company Limited (CMAH, together with CMAL, the Joint Venture). Through these subsidiaries, the Company acquired a 49% interest in the Joint Venture, while China Merchants Holdings International Company (CMHI) acquired the remaining 51% interest in the Joint Venture. CMHI is a Hong Kong based entity that is part of the China Merchants Group. Other affiliates of CMHI subsequently purchased 50,000 shares of the Company’s Series B Preferred Shares. As such, CMHI is considered a related party of the Company. The Joint Venture was formed with the purpose of acquiring, owning, and operating temperature-controlled warehouses, primarily in the People’s Republic of China. During 2015, the Company made an additional capital contribution of $1.3 million for general corporate purposes to the Joint Venture. As of December 31, 2017, the Joint Venture operated 13 warehouses in the People’s Republic of China.
The Company translates amounts in Chinese yuan to U.S. dollars when accounting for its interest in the Joint Venture. As a result, the Company must also adjust the carrying value of its investment in the Joint Venture for its proportionate share of the cumulative unrealized foreign currency translation gains and losses each period. The Company accounts for its investment in the Joint Venture as an equity-method investment, as the Company has a 49% equity interest, but cannot control it. In accounting for its interest in the Joint Venture as an equity-method investment, the Company includes its proportionate share of the Joint Venture’s net income or loss as an increase or decrease in the carrying value of the equity-method investment. In addition, the Company continuously monitors its investment in the Joint Venture to determine whether an other-than-temporary decline in the investment value has occurred.
In 2017, the Company recognized an impairment charge totaling $6.5 million related to our investment in the Joint Venture as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the Joint Venture. The estimated fair value of this investment was determined based on an assessment of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner based on current negotiations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

3. Equity-Method Investments (continued)
The condensed summary financial information for the Company’s Joint Venture is as follows:

	2017
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$38,662	$12,294	$50,956
Operating (loss) income	(2,052)	314	(1,738)
Net loss	(2,479)	(296)	(2,775)
Company’s loss from partially owned entities	(1,143)	(220)	(1,363)

	2016
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$34,945	$9,389	$44,334
Operating (loss) income	(2,184)	4,281	2,097
Net (loss) income	(2,645)	2,791	146
Company’s (loss) income from partially owned entities	(1,396)	1,268	(128)

	2015
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$39,310	$8,299	$47,609
Operating (loss) income	(3,696)	805	(2,891)
Net (loss) income	(4,376)	205	(4,171)
Company’s (loss) income from partially owned entities	(3,712)	174	(3,538)

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

3. Equity-Method Investments (continued)

	2017
Condensed balance sheet information	CMAL	CMAH	Total
	(In thousands)
Property, plant and equipment, net	$13,108	$24,559	$37,667
Cash and cash equivalent	7,935	915	8,850
Accounts receivable	6,416	1,805	8,221
Goodwill and other intangible assets	15,905	344	16,249
Due from related parties	5,900	14,414	20,314
Other assets	6,206	3,745	9,951
Total assets	$55,470	$45,782	$101,252

Debt	$9,611	$6,350	$15,961
Accounts payable	4,651	611	5,262
Due to related parties	17,824	11,384	29,208
Other liabilities	4,483	2,183	6,666
Total liabilities	$36,569	$20,528	$57,097

Equity including non-controlling interest	$18,901	$25,254	$44,155

Company’s equity investment before impairment	$9,379	$11,059	$20,438
Less: Company's impairment in equity investment	(4,060)	(2,436)	(6,496)
Company’s equity investment	$5,319	$8,623	13,942

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

3. Equity-Method Investments (continued)

	2016
Condensed balance sheet information	CMAL	CMAH	Total
	(In thousands)
Property, plant and equipment, net	$14,397	$24,754	$39,151
Cash and cash equivalent	11,827	1,031	12,858
Accounts receivable	5,881	1,500	7,381
Goodwill and other intangible assets	14,902	356	15,258
Due from related parties	2,059	10,773	12,832
Other assets	8,339	2,366	10,705
Total assets	$57,405	$40,780	$98,185

Debt	$12,942	$10,760	$23,702
Accounts payable	2,179	290	2,469
Due to related parties	12,913	2,580	15,493
Other liabilities	9,243	3,322	12,565
Total liabilities	$37,277	$16,952	$54,229

Equity including non-controlling interest	$20,128	$23,828	$43,956

Company’s equity investment	$9,861	$10,535	$20,396

The Company has an investment in another joint venture that is also accounted for as an equity-method investment since the Company can exert significant influence over the operations, but cannot control the joint venture. The carrying amount of this other investment was $2.0 million as of December 31, 2017 and 2016, respectively.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

4. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Warehouse	Third-party managed	Transportation	Total
	(In thousands)
December 31, 2014	$174,283	$3,309	$12,507	$190,099
Impact of foreign currency translation	(2,785)	(130)	(259)	(3,174)
December 31, 2015	171,498	3,179	12,248	186,925
Impact of foreign currency translation	196	(123)	(57)	16
Write-offs	(112)	—	(24)	(136)
December 31, 2016	171,582	3,056	12,167	186,805
Impact of foreign currency translation	972	8	384	1,364
December 31, 2017	$172,554	$3,064	$12,551	$188,169

The write-offs in the table above relates to the residual goodwill allocated to the Company's operations in Argentina.

Intangible assets subject to amortization as of December 31, 2017 and 2016 are as follows:

	Customer relationships	Above-market leases	In-place lease	Below-market leases	Total
	(In thousands)
Gross	$33,788	$—	$—	$9,126	$42,914
Accumulated Amortization	(28,395)	—	—	(5,341)	(33,736)
Net definite lived intangible assets	$5,393	$—	$—	$3,785	9,178
Indefinite lived intangible asset (Trade name)					15,076
Identifiable intangible assets – net, December 31, 2016					$24,254

Gross	$33,788	$—	$—	$9,126	$42,914
Additions	—	143	3,778	—	3,921
Accumulated Amortization	(29,328)	(16)	(430)	(5,492)	(35,266)
Net definite lived intangible assets	$4,460	$127	$3,348	$3,634	11,569
Indefinite lived intangible asset (Trade name)					15,076
Identifiable intangible assets – net, December 31, 2017					$26,645
During 2017, as part of an addition to the Company's domestic cold storage operations in the Warehouse segment, the Company was assigned a tenant lease. This transaction resulted in the recognition of above-market and in-place lease intangible assets that will be amortized over the remaining term of the tenant lease.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

4. Goodwill and Intangible Assets (continued)
Amortization of the above market lease asset is recorded as a reduction to lease revenue, while amortization of the in-place lease is recorded as amortization expense.

The following table describes the estimated amortization of intangible assets for the next five years and thereafter. In addition, the table describes the net impact on rent expense due to the amortization of below-market leases for the next five years and thereafter:

	Estimated Amortization of Customer Relationships and In-Place Lease Intangible Assets	Estimated Net Decrease to Lease Revenue Related to Amortization of Above-Market Leases	Estimated Net Increase to Lease Expense Related to Amortization of Below-Market Leases
	(In thousands)
Years Ending December 31:
2018	$1,417	$22	$151
2019	1,329	22	151
2020	1,238	22	151
2021	1,151	22	151
2022	1,063	22	151
Thereafter	1,610	17	2,879
Total	$7,808	$127	$3,634

5. Other Assets
Other assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Prepaid accounts and IPO costs	$25,108	$12,370
Various insurance and workers' compensation receivables	12,040	13,536
Inventory and supplies	10,396	12,735
Marketable securities - (Deferred compensation plan)	2,483	2,017
Other receivables and straight-line rent	4,532	2,891
Utility and lease deposits	1,851	1,846
Deferred financing costs	1,374	2,034
Current income taxes receivable	950	—
Deferred tax assets	553	—
	$59,287	$47,429

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Trade payables	$88,422	$64,428
Accrued workers' compensation expenses	32,041	36,901
Accrued payroll	22,657	19,138
Accrued vacation and long service leave	15,718	14,203
Accrued health benefits	9,332	8,367
Accrued property taxes	15,067	13,908
Accrued utilities	6,004	6,332
Income taxes payable (receivable)	784	(328)
Other accrued expenses	51,234	47,520
	$241,259	$210,469

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

7. Redeemable Preferred Shares
Series A Cumulative Non-Voting Preferred Shares
In January 2009, the Company issued 125 Series A Cumulative Non-Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series A Preferred Shares) for proceeds of $0.1 million. The Series A Preferred Shares may be redeemed by the Company at any time by notice for a price, payable in cash, equal to 100% of each share’s liquidation value of $1,000, plus all accrued and unpaid dividends, plus, if applicable, a redemption premium. As of December 31, 2017, the Company may redeem the Series A Preferred Shares without payment of a redemption premium. Holders of the Series A Preferred Shares are entitled to receive dividends semiannually at a per annum rate equal to 12.5% of the liquidation value. Refer to Note 1 for a description of the pro forma redemption of the Series A Preferred Shares in connection with the IPO.
Series B Cumulative Convertible Voting Preferred Shares
During 2010, the Company’s Board of Trustees approved a series of agreements and documents that effected the conversion of 375,000 authorized and unissued preferred shares of the Company into 375,000 Series B Cumulative Convertible Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares), and simultaneously authorized the sale and issuance of the 375,000 Series B Preferred Shares. On December 15, 2010, the Company issued 375,000 of the Series B Preferred Shares for proceeds of $368.5 million. Of this amount, 325,000 Series B Preferred Shares were issued to affiliates of the Goldman Sachs Group (Goldman) and 50,000 Series B Preferred Shares were issued to an affiliate of CMHI. As discussed in Note 3, affiliates of CHMI are also the majority partner in the Company’s Joint Venture.
The Series B Preferred Shares contain certain conversion features, the terms of which are dependent upon the nature of the conversion event. At each holder's option, the Series B Preferred Shares may be converted into a number of the Company’s common shares of beneficial interest (common shares), the conversion rate being based upon a variable price index, as defined. As of December 31, 2017, each Series B Preferred Share was convertible at the holder’s option into approximately 88 of the Company’s common shares. If all holders of the Series B Preferred Shares had elected to convert all of their shares in this manner on December 31, 2017, approximately 33,240,000 common shares of the Company would have been issued for the 375,000 Series B Preferred Shares. The Series B Preferred Shares contain certain preemptive rights, anti-dilution provisions, and protections in the event of a recapitalization. The Series B Preferred Shares have the equivalent voting rights as the common shares. The Series B Preferred Shares are senior to any junior securities, and upon a qualifying liquidation event, as defined, each holder of the Series B Preferred Shares would receive the greater of $1,000 cash per share, plus all accrued and unpaid dividends, or the payment that would be paid in connection with such liquidation event in respect of the number of common shares into which such Series B Preferred Shares could be converted.
Holders of the Series B Preferred Shares are entitled to a 5.0% annual fixed cash dividend (Fixed Dividend) based on the liquidation preference of $1,000 per share plus all accrued and unpaid dividends. Additionally, the holders of the Series B Preferred Shares are entitled to participate in dividends paid to holders of the Company’s common shares by receiving a dividend in an amount and in a kind equal to and equivalent to what the holder would have received had such holder held the number of common shares for such common share dividend into which the Series B Preferred Share could be converted on the record date (Participating Dividend). Beginning in 2011, and each year thereafter, if Participating Dividends paid annually to the holders of the Series B Preferred Share do not equal or exceed 2.5% of the $1,000 per share

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

7. Redeemable Preferred Shares (continued)
liquidation preference, then holders are entitled to a dividend for the shortfall. Dividends are only payable when declared by the Company’s Board of Trustees, but accrued and unpaid dividends are cumulative and payable upon any conversion or redemption event, as defined, for the Series B Preferred Shares. There were no accrued or unpaid Fixed Dividends to the holders of the Series B Preferred Shares as of December 31, 2017 and 2016, respectively.
In the event that the Company completes a qualifying IPO, each outstanding Series B Preferred Share plus any accrued and unpaid dividends will be automatically converted into the Company’s common shares based on the then-existing conversion price. In the event that the Company completes a non-qualifying IPO, each outstanding Series B Preferred Share will be automatically converted into one Series C Preferred Share. A qualifying IPO is defined as an IPO in which a) the aggregate gross proceeds to the Company are at least $250 million (before deduction of underwriting discounts, commissions and expenses), and b) the offering price per common shares is greater than or equal to 135% of the Series B Preferred Share's conversion price in effect upon the consummation of such qualified IPO.
Upon the occurrence of the tenth anniversary of the issuance date of the Series B Preferred Shares, December 15, 2020, and each subsequent anniversary thereafter, the holders of the Series B Preferred Shares outstanding on the redemption date may, at their option, require the Company to redeem the Series B Preferred Shares in, at the Company’s option, either cash or the Company’s common shares based on the current market price. The redemption value upon such an event will be $1,000 per share, plus all accrued and unpaid dividends. Separately, upon a change in control event, the Series B Preferred Shares will be redeemable, at the option of the holder, at 101% of the liquidation preference for cash.
Given that the Series B Preferred Shares are redeemable at the option of the holder on the tenth anniversary of the issuance date, the Company is required to classify these shares in mezzanine equity.
The carrying amount of the Series B Preferred Shares was initially recorded net of discount and offering costs totaling approximately $10.0 million. The carrying amount is increased by periodic accretions through accumulated deficit and distributions in excess of net earnings in the consolidated statements of shareholders' equity, so that the carrying amount will equal the mandatory redemption value as of December 15, 2020, plus any accrued and unpaid dividends. As of December 31, 2017 and 2016, the carrying amount of the Series B Preferred Shares was $372.8 million and $371.9 million, respectively. Refer to Note 1 for a description of the pro forma conversion of the Series B Preferred Shares in connection with the IPO.
Series C Convertible Voting Preferred Shares
Contemporaneously with the authorization of the conversion and issuance of the Series B Preferred Shares by the Board of Trustees discussed above, the Board of Trustees also authorized the conversion of an additional 375,000 authorized and unissued preferred shares into 375,000 Series C Convertible Voting Preferred Shares (Series C Preferred Shares). As discussed above, the Series C Preferred Shares are potentially issuable to the holders of the Series B Preferred Shares upon conversion in connection with a non-qualifying IPO. As of December 31, 2017 and 2016, no Series C Preferred Shares were issued or outstanding. The IPO discussed in Note 1 met the definition of a qualifying IPO and, therefore, the Series C Preferred Shares are no longer issuable after December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

8. Debt
The Company’s outstanding borrowings as of December 31, 2017 and 2016 are as follows:

		Contractual Interest Rate	Effective Interest Rate as of December 31, 2017	2017		2016
				(In thousands)
	Stated maturity date			Carrying Amount	Fair Value[1]	Carrying Amount	Fair Value[1]
2010 Mortgage Loans
Component A-1	1/2021	3.86%	4.40%	$56,941	$58,151	$73,619	$75,828
Component A-2-FX	1/2021	4.96%	5.38%	150,334	159,918	150,334	162,361
Component A-2-FL2	1/2021	L+1.51%	3.45%	48,654	49,019	74,899	76,083
Component B	1/2021	6.04%	6.48%	60,000	64,875	60,000	66,450
Component C	1/2021	6.82%	7.28%	62,400	68,718	62,400	69,420
Component D	1/2021	7.45%	7.92%	82,600	91,686	82,600	87,969
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	194,223	195,194	200,252	201,455
Mezzanine A	5/2023	7.38%	7.55%	70,000	68,950	70,000	68,436
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,840	32,000	31,351
ANZ Term Loans
Australia Term Loan [2]	6/2020	BBSY+1.40%	4.51%	158,645	160,628	146,789	148,803
New Zealand Term Loan [2]	6/2020	BKBM+1.40%	5.12%	31,240	31,631	30,615	31,031
Senior Secured Term Loan B Facility [2]	12/2022	L+3.75%	5.79%	806,918	806,918	704,833	704,833
Total principal amount of mortgage notes and term loans				1,753,955	1,787,528	1,688,341	1,724,020
Less deferred financing costs				(25,712)	n/a	(28,473)	n/a
Less debt discount				(6,285)	n/a	(7,443)	n/a
Total mortgage notes and term loans, net of deferred financing costs and debt discount				$1,721,958	$1,787,528	$1,652,425	$1,724,020

2015 Senior Secured Revolving Credit Facility [1,2]	12/2018	L+3.00%	3.92%	$—	$—	$28,000	$28,000
Construction Loans
Warehouse Clearfield, UT [2]	2/2019	L+3.25%	5.18%	$19,671	$19,671	$—	$—
Less deferred financing costs				(179)	n/a	—	n/a
				$19,492	$19,671	$—	$—
Warehouse Middleboro, MA [2]	8/2020	L+2.75%	—	$—	$—	$—	$—

(1) The carrying amount of the 2015 Senior Secured Revolving Credit Facility approximates its fair value due to the short-term maturity of the instrument. See Note 12 for information on the determination of fair value for other outstanding borrowings.

(2) L = one-month LIBOR; BBSY= Bank Bill Swap Bid Rate (applicable in Australia); BKBM = Bank Bill Reference Rate (applicable in New Zealand).

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

8. Debt (continued)
Pre-IPO Senior Secured Credit Facilities
In December 2015, we entered into a credit agreement with various lenders providing senior secured credit facilities that consisted of a $325.0 million senior secured term loan, which we refer to as our Senior Secured Term Loan B Facility, and a $135.0 million senior secured revolving credit facility, which we refer to as our 2015 Senior Secured Revolving Credit Facility, and, collectively with our Senior Secured Term Loan B Facility, our pre-IPO Senior Secured Credit Facilities. The net proceeds from the Senior Secured Term Loan B Facility of $314.4 million were used to repay a portion of the 2006 Mortgage Notes - Pool 2 tranche. Borrowings under our Senior Secured Term Loan B Facility and 2015 Senior Secured Revolving Credit Facility bore interest, at inception, of 5.50% per year plus one-month LIBOR with a 1% floor, and 3.25% per year plus one-month LIBOR, respectively.
In April 2016, we upsized the commitments under our 2015 Senior Secured Revolving Credit Facility by $15.0 million to increase the aggregate borrowing capacity under that credit facility to $150.0 million.
In July 2016, we issued a $385.0 million incremental term loan under our Senior Secured Term Loan B Facility and used the net proceeds to repay, among other things, the balance of our 2006 Mortgage Loans. In connection with this refinancing, we lowered the credit spread on the initial tranche of our Senior Secured Term Loan B Facility from 5.50% to 4.75% per year plus one-month LIBOR with a 1% floor.
In January 2017, we lowered the credit spread on the outstanding tranches of the Senior Secured Term Loan B Facility from 4.75% to 3.75% per year plus one-month LIBOR with a 1% floor.
In February 2017, we obtained an increase in the size of our 2017 Senior Secured Revolving Credit Facility of $20.0 million, for a total commitment of $170.0 million.
In May 2017, we issued a $110.0 million incremental term loan under our Senior Secured Term Loan B Facility and used the net proceeds to release, among other things, three properties from the 2010 Mortgage Loans collateral pool (as described below), and repay $26.2 million of our 2010 Mortgage Loans. Two of these properties were added to the borrowing base supporting our 2015 Senior Secured Revolving Credit Facility.
Borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest, at our election, at the then-applicable margin plus an applicable one-month LIBOR or base rate interest rate. Base rate was defined as the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varied between (i) in the case of LIBOR-based loans, 3.00% and 3.50% and (ii) in the case of base rate loans, 2.00% and 2.50%, in each case, based on changes in our credit ratings. In addition, any undrawn portion of our 2015 Senior Secured Revolving Credit Facility was subject to an annual 0.40% commitment fee. As of December 31, 2017, borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest at 3.00% per year plus one-month LIBOR, or 4.57% per annum. As of that date, we had no amounts outstanding under the 2015 Senior Secured Revolving Credit Facility, but we applied approximately $33.8 million of that credit facility to backstop certain outstanding letters of credit. In connection with entering into the original agreement and subsequent amendments for the 2015 Senior Secured Revolving Credit Facility, we capitalized approximately $3.4 million of debt issuance costs, which we amortize as interest expense under the effective interest method.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

8. Debt (continued)
As of December 31, 2017, the $1.2 million unamortized balance of these debt issuance costs is included in "Other assets" in the accompanying consolidated balance sheet.
After giving effect to the May 2017 amendments described above, the outstanding tranches of term loans under our Senior Secured Term Loan B Facility bore interest, at our election, at (i) 3.75% per year plus one-month LIBOR with a 1.0% floor or (ii) 2.75% per year plus a base rate with a 2.0% floor. The principal amount of the term loans outstanding under our Senior Secured Term Loan B Facility was subject to principal amortization in quarterly installments of approximately $2.0 million until the maturity date thereof, with a final payment of the balance that was due on December 1, 2022. As of December 31, 2017, $806.9 million were outstanding under our Senior Secured Term Loan B Facility, which was prepayable without premium or penalty. In connection with entering into the agreement and subsequent amendments for the Senior Secured Term Loan B Facility, we capitalized a total Original Issue Discount (OID) of $8.4 million and incurred debt issuance costs of approximately $21.6 million, of which $18.8 million were capitalized. The OID and capitalized debt issuance costs are amortized as interest expense under the effective interest method. As of December 31, 2017, approximately $21.0 million unamortized balance of OID and debt issuance costs related to the Senior Secured Term Loan B Facility, in the aggregate, is classified as a contra-liability to the "Mortgage notes and term loan" line item of the accompanying consolidated balance.
Our pre-IPO Senior Secured Credit Facilities were guaranteed by certain subsidiaries of our operating partnership and are secured by a pledge in the stock of certain subsidiaries of our operating partnership, and contained certain financial covenants relating to the maintenance of a specified borrowing base coverage ratio, a total leverage ratio and a fixed charge coverage ratio and other customary covenants.
ANZ Loans
In June 2015, we entered into syndicated facility agreements in each of Australia and New Zealand, which we refer to collectively as the ANZ Loans, and separately as the Australian term loan and the New Zealand term loan. The ANZ Loans are non-recourse to us and our domestic subsidiaries.
The Australian term loan is an AUD$203.0 million five-year syndicated facility. The $151.1 million net proceeds that we borrowed under this facility were used to repay the AUD$19.0 million mortgage loan on one of our facilities, return AUD$30.0 million of capital to our domestic subsidiary owning the equity of our Australian subsidiary, repay an intercompany loan totaling CAD$47.6 million, and return AUD$70.0 million to the United States in the form of a long-term intercompany loan and working capital. This facility is secured by our owned real property and equity of certain of our Australian subsidiaries and bears interest at a floating rate of Australian Bank Bill Swap Bid Rate plus 1.4%. The Australian term loan is fully prepayable without penalty.
The New Zealand term loan is a NZD$44.0 million five-year syndicated facility. The $29.3 million net proceeds that we borrowed under this facility were used to repay an intercompany loan plus interest totaling NZD$28.3 million, make a NZD$14.3 million dividend, and fund working capital. The facility is secured by our owned real property, leased assets and equity of certain of our New Zealand subsidiaries, and bears interest at a floating rate of New Zealand Bank Bill Swap Bid Rate plus 1.4%.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

8. Debt (continued)
The New Zealand term loan is fully prepayable without penalty. In connection with entering into the agreement for the ANZ Loans, the Company capitalized direct transaction-related costs and expenses of approximately $6.3 million as debt issuance costs. As part of the ANZ Loans, we entered into interest rate swaps to effectively fix the interest rates on 75% of the notional balances.
Construction Loans
In February 2017, certain of our subsidiaries entered into a $24.1 million construction loan with the National Bank of Arizona to finance the development of an expansion to our Clearfield, Utah distribution facility. The facility is secured by a mortgage on the property and the repayment of the construction loan is guaranteed by us. The construction loan bears interest, at our election, at a floating rate of one-month LIBOR plus 3.25% or the bank defined prime rate (which may not be lower than LIBOR) and is scheduled to mature in February 2019.
In August 2017, certain of our subsidiaries entered into a $16.0 million construction loan with JPMorgan Chase Bank, N.A. to finance the development of a production advantaged facility in Middleboro, Massachusetts. The facility is secured by a mortgage on the property and the construction loan is supported by a limited repayment guaranty by us. The construction loan bore interest at a floating rate of one-month LIBOR plus 2.75% and was scheduled to mature in August 2020.
In connection with the IPO, both construction loans were paid off.
2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322.0 million, which we refer to as the 2013 Mortgage Loans. The debt consists of a senior debt note and two mezzanine notes. The components are cross-collateralized and cross-defaulted. The senior debt note requires monthly principal payments. The mezzanine notes require no principal payments until the stated maturity date in May 2023. The interest rates on the notes are fixed and range from 3.81% to 11.50% per annum. The senior debt note and the two mezzanine notes remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance certain of the 2006 Mortgage Loans, as described below, acquire two warehouses, and fund general corporate purposes.
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2017, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2017 was 1.70x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt includes six separate components, which are comprised of independent classes of certificates and seniority. The components are cross-collateralized and cross-defaulted. No principal payments are required on five of the six components until

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

8. Debt (continued)
the stated maturity date in January 2021, and one component requires monthly principal payments of $1.4 million. Interest is payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components are fixed, and range from 3.86% to 7.45% per annum. One component has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The fair value of the interest rate cap was nominal at December 31, 2017. The floating rate interest component is pre-payable anytime without penalty; however, the fixed rate components remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general corporate purposes.
The 2010 Mortgage Loans were initially collateralized by 53 warehouses. In November 2014, we sold one of the warehouses collateralizing the 2010 Mortgage Loans for $9.5 million, and $6.0 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2015, we sold three warehouses for $9.4 million, and $6.1 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2017, we used a portion of the net proceeds from incremental borrowings under our Existing Senior Secured Term Loan B Facility to pay down $26.2 million of the 2010 Mortgage Loans. As a result, two warehouses were transferred from the collateral base of the 2010 Mortgage Loans to the Existing Senior Secured Revolving Credit Facility borrowing base, and one was released and positioned for sale. The terms governing the 2010 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2017, the amount of restricted cash associated with the 2010 Mortgage Loans was $15.1 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.50x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2017 was 2.9x. The 2010 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
Debt Covenants

The Company’s pre-IPO Senior Secured Credit Facilities, the ANZ Term Loans and the various mortgage loans require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern allowable business practices of the Company. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and the Company's ability to enter into certain types of transactions or exposures in the normal course of business. The 2015 Senior Secured Credit Facility requires compliance with other financial covenants on a quarterly or on occurrence basis, including a leverage ratio, a fixed-charge coverage ratio, a maximum dividend payout threshold, and earnings thresholds, as defined. The mortgage loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of December 31, 2017, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

8. Debt (continued)
The aggregate maturities of the Company’s total indebtedness as of December 31, 2017, including amortization of principal amounts due under the Term Loan B and mortgage notes for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2018	$31,983
2019	52,790
2020	224,172
2021	420,870
2022	781,461
Thereafter	262,350
Aggregate principal amount of debt	1,773,626
Less unamortized discount and deferred financing costs	(32,176)
Total debt net of discount and deferred financing costs	$1,741,450

Special Purpose Entity (SPE) Separateness

Each of the Company's legal entities listed in the table below is a special purpose, bankruptcy remote entity, meaning that such entity’s assets and credit are not available to satisfy the debt and other obligations of either the Company or any of its other affiliates.

Legal Entity/SPE	Related Obligation
ART Mortgage Borrower Propco 2010 - 4 LLC	2010 Mortgage Notes
ART Mortgage Borrower Propco 2010 - 5 LLC
ART Mortgage Borrower Propco 2010 - 6 LLC
ART Mortgage Borrower Opco 2010 - 4 LLC
ART Mortgage Borrower Opco 2010 - 5 LLC
ART Mortgage Borrower Opco 2010 - 6 LLC

ART Mortgage Borrower Propco 2013 LLC	2013 Mortgage Notes
ART Mortgage Borrower Opco 2013 LLC

For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of each legal entity in the table above are included in the Company's consolidated financial statements. Because each legal entity is separate and distinct from the Company and its affiliates, the creditors of each legal entity have a claim on the assets of such legal entity prior to those assets becoming available to the legal entity's equity holders and, therefore, to the creditors of the Company or its other affiliates.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

9. Derivative Financial Instruments

At December 31, 2017, in addition to the interest rate cap with a nominal fair value described in Note 8, the Company’s derivative instruments included the following interest rate swap agreements designated as cash flow hedges:

Effective Date	Notional amount	Fixed Interest Rate Paid	Variable Interest Rate Received	Expiration Date
6/29/2015	AUD 152 million	2.66%	AU-BBR-BBSY (a)	6/26/2020
6/29/2015	NZD 33 million	3.53%	NZD-BBR-BID (b)	6/26/2020

(a) Variable interest rate received is based on Australian Bank Bill Swap Bid Rate.
(b) Variable interest rate received is based on New Zealand Bank Bill Swap Bid Rate.

The Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates related to the ANZ Loans. The Company’s strategy to achieve that objective involves entering into interest rate swap contracts.

As of December 31, 2017 and 2016, the aggregate fair values of these cash flow hedges were $2.5 million and $2.4 million, respectively, which are included in the "Accounts payable and accrued expenses" line of the accompanying balance sheets. The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Approximately $1.8 million of aggregate fair values as of December 31, 2017 represents the estimated unrealized loss that is expected to be reclassified out of accumulated other comprehensive income (AOCI) into pre-tax earnings within the twelve months from the balance sheet date. The actual amounts reclassified into earnings are dependent on future movements in interest rates. The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive loss and AOCI for the years ended December 31, 2017 and 2016:

Interest Rate Swaps Designated as Cash Flow Hedges	Loss Recognized as AOCI on Derivatives, Net of Tax (Effective Portion)	Consolidated Statements of Operations Classification	Loss Reclassified from AOCI into Earnings, Net of Tax (Effective Portion)
	(In thousands)		(In thousands)
2017	$1,422	Interest expense	$1,547
2016	$1,538	Interest expense	$1,139

The Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in AOCI. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCI. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows. Amounts reclassified from AOCI into earnings related to realized gains and losses on interest rate swaps are recognized when interest payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

10. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of December 31, 2017 and 2016 are as follows:

	Maturity	Interest Rate as of December 31, 2017	2017	2016
			(In thousands)
1 warehouse – 2010	8/2030	10.34%	$19,457	$19,579
11 warehouses – 2007	9/2017 to 9/2027	7.00%–19.59%	102,059	104,037
Total sale-leaseback financing obligations			$121,516	$123,616
In September 2010, the Company entered into a transaction by which it assigned to an unrelated third party its fixed price “in the money” purchase option of $18.3 million on a warehouse it was leasing in Ontario, California. The purchase option was exercised in September 2010, and the Company simultaneously entered into a new 20-year lease agreement with the new owner and received $1.0 million of consideration to use towards warehouse improvements. Under the terms of the new lease agreement, the Company will exercise control over the asset for more than 90% of the asset’s remaining useful life, and it has a purchase option within the last six months of the initial lease term at 95% of the fair market value as of the date such option is exercised. The transaction was accounted for as a financing whereby the Company recognized a long-lived asset equal to the purchase price of $18.2 million, a receivable of $1.0 million for the additional consideration, and a financing obligation of $19.2 million. During 2017 and 2016, the principal balance was amortized by nominal amounts. The long-lived asset is being depreciated on a straight-line basis over its remaining economic useful life and a proportionate amount of each periodic rental payment is being charged to interest expense on the effective-interest-rate method.
In September 2007, the Company completed a sale-leaseback of 11 warehouses for gross proceeds of $170.7 million. Concurrent with the sale, the Company agreed to lease the properties for various initial terms of 10 to 20 years. The rent increases annually by 1.75%. The lease terms can be extended up to four times at the discretion of the Company, each for a five-year period. The leases are guaranteed by an unsecured indemnity from a related party and the Company had the ability to extend the lease through a period which exceeds 90.0% of the assets’ remaining useful lives. The transaction was accounted for as a financing with an amount of each periodic rental payment being charged to interest expense. The assets continue to be reflected as long-lived assets and depreciated over their remaining useful lives. In July 2013, the lease agreements for six of the 11 warehouses were amended. The amendments extended the expiration date on four of the warehouse leases to September 27, 2027, reduced the annual rent increases from 1.75% to 0.50% on five of the warehouse leases and released the guarantee by the unsecured indemnity from the related party. All of the 11 warehouses subject to the sale-leaseback transaction continue to be accounted for as a financing.
In February 1996, the Company entered into a sale-leaseback agreement for one warehouse, which was accounted for as a financing. During 2011, the Company elected to extend the lease term for an additional five-year period ending in February 2016, with the option to purchase the property for fair market value in August 2016. The Company exercised its option and purchased the property on September 15, 2016 for $3.5 million. As a result, the Company recorded interest expense of $0.3 million to account for the difference between the purchase price of the warehouse and the balance of the lease obligation extinguished.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

10. Sale Leasebacks of Real Estate (continued)
As of December 31, 2017, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Years Ending December 31:	(In thousands)
2018	$16,575
2019	16,829
2020	17,087
2021	17,351
2022	17,619
Thereafter	151,151
Total minimum payments	236,612
Interest portion	(115,096)
Present value of net minimum payments	$121,516
11. Lease Commitments
The Company has entered into capital and operating lease agreements for equipment and warehouses. The lease terms generally range from five to 20 years, with renewal or purchase options.
As of December 31, 2017, future minimum lease payments under capital leases are as follows:

Years Ending December 31:	(In thousands)
2018	$11,640
2019	9,281
2020	8,424
2021	6,987
2022	2,411
Thereafter	7,492
Total minimum lease payments	46,235
Interest portion	(8,111)
Present value of net minimum payments	$38,124

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

11. Lease Commitments (continued)
As of December 31, 2017, future minimum lease payments under operating leases are as follows:

Years Ending December 31:	(In thousands)
2018	$30,198
2019	26,246
2020	20,372
2021	9,486
2022	5,260
Thereafter	19,154
Total minimum lease payments	$110,716

Rent expense, inclusive of month-to-month rental charges, for the years ended December 31, 2017, 2016 and 2015 was $42.3 million, $40.4 million and $43.9 million, respectively.
12. Fair Value Measurements
The Company categorizes assets and liabilities that are recorded at fair values into one of three tiers based upon fair value hierarchy. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term maturities of the instruments.
The Company's mortgage notes, term loan and construction loans are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company's mortgage notes, term loans and construction loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows of the collateral asset.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. Refer to Note 17 for the fair value of the pension plan assets. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

12. Fair Value Measurements (continued)
were no transfers between levels within the hierarchy for the years ended December 31, 2017, 2016 and 2015.
The Company's assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31,
		2017	2016
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$48,873	$22,834
Restricted cash	Level 1	21,090	40,096
Interest rate swap liability	Level 2	2,463	2,439
Assets held by various pension plans:
	Level 1	32,626	28,601
	Level 2	33,102	29,122
Measured at fair value on a non-recurring basis:
Long-lived assets written down:
Property, plant and equipment	Level 3	2,576	8,610
Disclosed at fair value:
Mortgage notes, term loans and construction loan	Level 3	$1,807,199	$1,724,020

13. Dividends and Distributions
In order to comply with the REIT requirements of the IRC, the Company is generally required to make common share distributions (other than capital gain distributions) to its shareholders at least equal to 90% of its REIT taxable income, as defined in the IRC, computed without regard to the dividends paid deduction and net capital gains. The Company’s common share dividend policy is to distribute a percentage of cash flow to ensure distribution requirements of the IRS are met while allowing the Company to retain cash to meet other needs, such as principal amortization, capital improvements and other investment activities.
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable income return of capital, or a combination of the four. Common share dividends that exceed current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the shareholder’s basis in the common share. To the extent that a dividend exceeds both current and accumulated earnings and profits and the shareholder’s basis in the common share, it will generally be treated as a gain from the sale or exchange of that shareholder’s common share. At the beginning of each year, we notify our shareholders of the taxability of the common share dividends paid during the preceding year. The payment of common share dividends is dependent upon our financial condition, operating results, and REIT distribution requirements and may be adjusted at the discretion of the Company’s Board of Trustees.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

13. Dividends and Distributions (continued)
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares in 2017, 2016 and 2015:

2017
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421		April
June	0.073	5,054	2,422		July
September	0.073	5,053	2,421		October
December	0.073	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to Series B Preferred Shares holders			$28,436

(a) Participating Dividend.
(b) Paid in equal quarterly amounts along with the Participating Dividend.

2016
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421		April
June	0.073	5,054	2,422		July
September	0.073	5,053	2,421		October
December	0.073	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to Series B Preferred Shares holders			$28,436

(a) Participating Dividend.
(b) Paid in equal quarterly amounts along with the Participating Dividend.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

13. Dividends and Distributions (continued)

2015
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.049	$3,380	$1,620		April
June	0.049	3,380	1,620		July
September	0.049	3,380	1,620		October
December	0.145	10,074	4,826		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to Series B Preferred Shares holders			$28,436

(a) Participating Dividend.
(b) Paid in equal quarterly amounts along with the Participating Dividend.
For income tax purposes, distributions to preferred and common shareholders are characterized as ordinary income, capital gains, or as a return of shareholder invested capital. The composition of the Company's distributions per common share and per preferred share is as follows:

Common Shares	2017	2016	2015
Ordinary income	85%	100%	100%

Capital gains	0%	0%	0%

Return of capital	15%	0%	0%
	100%	100%	100%

Preferred Shares	2017	2016	2015
Ordinary income	100%	100%	100%

Capital gains	0%	0%	0%

Return of capital	0%	0%	0%
	100%	100%	100%

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

14. Warrants
On December 10, 2009, the Company issued to affiliates of Yucaipa warrants to purchase 18,574,619 additional common shares at an exercise price of $9.81 per share (Warrants), which were exercisable at any time at the option of Yucaipa through December 10, 2016. In 2015, Yucaipa contributed the Warrants to YF ART Holdings L.P.
On December 7, 2016, the Company amended the agreement granting the Warrants to YF ART Holdings L.P. to extend the expiration date from December 10, 2016 to March 10, 2017. As a result of this modification, the Company calculated the change in the estimated fair value of the Warrants before and after the extension date, and concluded that the change in the expiration date increased the estimated fair value of the Warrants by $3.9 million, which the Company recognized as a charge to stock-based compensation expense for the year ended December 31, 2016.
On March 10, 2017, YF ART Holdings L.P. did not exercise its option to purchase additional common shares under the Warrants, and the Company amended the Warrants agreement several times during 2017, and ultimately extended the Warrants expiration date to January 31, 2018. The Company calculated the change in the estimated fair value of the Warrants before and after each extension date in 2017, and concluded that the change in the expiration date, in each case, did not increase the estimated fair value of the Warrants. Therefore, the Company did not recognize any charges associated with the Warrants during the year ended December 31, 2017.
As discussed in Note 1, in connection with the IPO the Warrants were exercised in full on a cashless basis resulting in the issuance of 6,426,818 common shares.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

15. Share-Based Compensation
During December 2008, the Company and the common shareholders approved the Equity Incentive Plan (2008 Plan), whereby the Company may issue either stock options or stock appreciation rights based upon a reserved pool of 4,900,025 common shares. The Company awarded no options in 2017, 2016 or 2015 under the 2008 Plan. During December 2010, the Company and the common shareholders approved the 2010 Equity Incentive Plan (2010 Plan), whereby the Company may issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and/or dividend equivalents with respect to the Company’s common shares, cash bonus awards, and/or performance compensation awards to certain eligible participants, as defined, based upon a reserved pool of 3,849,976 of the Company’s common shares. All awards granted were authorized under the 2008 Plan or the 2010 Plan. All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employees’ requisite service period as adjusted for forfeitures. The following table summarizes stock option grants under the 2010 Plan during the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31	Grantee Type	# of Options Granted	Vesting Period	Weighted- Average Exercise Price	Grant Date Fair Value
2017	Employee group	—	—	—	—
2016	Employee group	1,355,000	5 years	$9.81	$4,674,750
2015	Employee group	1,280,000	5 years	$9.81	$1,625,000

Restricted stock units are nontransferable until vested and the holders are not entitled to receive dividends with respect to the units until the issuance of a common share. Prior to the issuance of a common share, the grantees of restricted stock units are not entitled to vote the shares. Restricted stock unit awards vest in equal annual increments over the vesting period.
The following table summarizes restricted stock unit grants under the 2010 Plan during the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value
2017	Director group	18,348	2-3 years	$198,892
2017	Employee group	141,288	5 years	$1,897,498
2016	Director group	18,348	2-3 years	$198,892
2015	Director group	18,348	2-3 years	$113,758

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

15. Share-Based Compensation (continued)
The Company did not grant any stock options during 2017. The Company’s calculations of the fair value of stock options granted during the years ended December 31, 2016 and 2015 were determined based on the Black-Scholes option-pricing model utilizing the following assumptions:

	2017	2016	2015
Weighted-average expected life	n/a	6.6 years	6.5 years
Risk-free interest rate	n/a	1.6%	1.9%
Expected volatility	n/a	33%	40%
Expected dividend yield	n/a	2.0%	4.0%

Since the Company does not have a sufficient history of exercise behavior, the expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. The risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.
The estimation of stock awards that will ultimately vest requires judgment for the amount that will be forfeited, and to the extent actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including employee class, economic environment, and historical experience. The Company re-evaluates its estimated forfeiture rate annually. A 1% change to the estimated forfeiture rate would not have a material impact on stock-based compensation expense for the year ended December 31, 2017. Estimated forfeiture rates for the employee group at December 31, 2017, 2016 and 2015 were 41.6%, 39.8% and 40.3%, respectively.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

15. Share-Based Compensation (continued)
The following tables provide a summary of option activity under the 2008 Plan and 2010 Plan for the three years ended December 31, 2017:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2016	6,313	$9.72	6.8
Granted	—	—
Exercised	—	—
Forfeited or expired	(835)	9.66
Outstanding as of December 31, 2017	5,478	9.72	6.0

Exercisable as of December 31, 2017	3,509	$9.68	5.0

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2015	5,808	$9.69	7.0
Granted	1,355	9.81
Exercised	—	—
Forfeited or expired	(850)	9.67
Outstanding as of December 31, 2016	6,313	9.72	6.8

Exercisable as of December 31, 2016	3,087	$9.62	5.2

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2014	4,978	$9.57	7.6
Granted	1,280	9.81
Exercised	—	—
Forfeited or expired	(450)	8.71
Outstanding as of December 31, 2015	5,808	9.69	7.0

Exercisable as of December 31, 2015	2,578	$9.46	5.3
The total fair value at grant date of stock option awards that vested during 2017, 2016 and 2015 was approximately $1.6 million, $1.3 million and $1.0 million, respectively. As of December 31, 2017, the Company's exercisable and outstanding stock options had an intrinsic value of approximately $22.2 million and $29.4 million, respectively, using a price per share of $16.00.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

15. Share-Based Compensation (continued)
A summary of restricted stock awards activity under the 2010 Plan as of December 31, 2017 and 2016, and changes during the year then ended, are as follows:

Year Ended December 31, 2017
Restricted Stock	Units (In thousands)	Weighted- Average Grant Date Fair Value (Per Unit)
Non-vested as of December 31, 2016	132	$9.26
Granted	160	13.13
Vested (1)	(132)	9.26
Forfeited	(54)	13.43
Non-vested as of December 31, 2017	106	$12.98

Year Ended December 31, 2016
Restricted Stock	Units (In thousands)	Weighted- Average Grant Date Fair Value (Per Unit)
Non-vested as of December 31, 2015	246	$9.01
Granted	18	10.84
Vested (1)	(132)	9.00
Forfeited	—	—
Non-vested as of December 31, 2016	132	$9.26

Year Ended December 31, 2015
Restricted Stock	Units (In thousands)	Weighted- Average Grant Date Fair Value (Per Unit)
Non-vested as of December 31, 2014	365	$9.10
Granted	18	6.20
Vested (1)	(137)	8.89
Forfeited	—	—
Non-vested as of December 31, 2015	246	$9.01
As of December 31, 2017, the Company's vested and outstanding restricted stock units had an intrinsic value of approximately $11.0 million and $12.0 million, respectively, using a price per share of $16.00.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

15. Share-Based Compensation (continued)

(1)
For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) change in control or (2) set cliff vesting dates, as defined in the 2010 Plan. Holders of vested restricted stock units are not entitled to receive dividends or vote the shares until common shares are issued. For the year ended December 31, 2017, no common shares were issued for vested restricted stock units.

Aggregate stock-based compensation charges related to stock options and restricted stock units were $2.4 million, $2.5 million and $3.1 million during the years ended December 31, 2017, 2016 and 2015, respectively, and were included as a component of "Selling, general and administrative" expense on the accompanying consolidated statements of operations. As of December 31, 2017, there was $5.2 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 3.4 years.
In connection with the IPO, the Company issued 729,375 restricted stock units to certain of its non-employee trustees and certain employees under the 2017 Equity Incentive Plan (2017 Plan), which is described in a Form S-8 the Company filed with the SEC on January 19, 2018.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes
As discussed in Note 2, the Company operates in compliance with REIT requirements for federal income tax purposes. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs). In addition, the Company must meet a number of other organizational and operational requirements. It is management's intention to adhere to these requirements and maintain the Company's REIT status. Most states where we operate conform to the federal rules recognizing REITs. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company's REIT election; the TRS elections permit us to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT is included in our consolidated financial statements.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the TCJA that significantly revises the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation, and implementing a territorial tax system. The full impact of this change in tax law is provisional and subject to further analysis. The Company has estimated an immaterial one-time inclusion of unremitted earnings to the REIT and TRSs.  These amounts will be subject to adjustment as we finalize the relevant computations and as additional IRS rules and guidance on the TCJA provisions are adopted.

The Company's calculation of its remaining outside basis difference is not considered material because most foreign subsidiaries, except Canada and Argentina discussed further below, are owned by the REIT which does not record deferred taxes. Determining the amount of unrecognized deferred tax liability related to any outside basis difference in the Canadian and Argentine subsidiaries which are not owned directly by the REIT (i.e., basis differences other than those subject to the one-time transition tax) is not practicable due to the complexities of the hypothetical calculation in determining residual taxes on undistributed earnings, including applicability of any additional local withholding tax and other indirect tax consequence that may arise due to the distribution of these earnings. In addition, the Company does not expect to remit earnings from its Canadian and Argentine subsidiaries that are owned by a TRS.  Undistributed earnings of the Canadian and Argentine subsidiaries amounted to approximately $15.4 million at December 31, 2017. Those earnings are considered to be permanently reinvested and the Company could be subject to withholding taxes payable to various foreign countries upon remittance.

The global intangible low-taxed income (“GILTI”) provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined the new accounting policy. At December 31, 2017, the Company is still unable to make a reasonable estimate and has not reflected any adjustments related to GILTI in the Company's consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes (continued)
Following is a summary of the income/(loss) before income taxes in the U.S. and foreign operations:

	2017	2016	2015
	(In thousands)
U.S.	$(11,212)	$(9,626)	$(35,124)
Foreign	19,997	20,437	23,585
Pre-tax income (loss)	$8,785	$10,811	$(11,539)
The (expense) benefit for income taxes for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(In thousands)
Current
U.S. federal	$(4,848)	$430	$(594)
State	(644)	381	(407)
Foreign	(7,559)	(7,276)	(10,928)
Total current portion	(13,051)	(6,465)	(11,929)

Deferred
U.S. federal	2,277	(797)	(1,137)
State	(72)	(64)	259
Foreign	1,453	1,447	3,170
Total deferred portion	3,658	586	2,292
Income tax expense	$(9,393)	$(5,879)	$(9,637)

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes (continued)
Income tax (expense) benefit attributable to loss before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 34% to loss before income taxes. The reconciliation between the statutory rate and reported amount is as follows:

	2017	2016	2015
	(In thousands)
Income taxes at statutory rates	$(2,987)	$(3,676)	$3,923
Earnings from REIT - not subject to tax	(425)	(672)	(13,362)
State income taxes, net of federal income tax benefit	(445)	615	(725)
Provision to return	(205)	(416)	(382)
Foreign rate differential	751	688	914
Valuation allowance	2,950	(1,542)	(299)
Non-deductible expenses	(2,345)	(873)	(1,065)
IRS audit adjustments	—	—	2,079
Change in uncertain tax positions	94	564	981
Amended returns/refunds	—	360	(222)
Foreign taxes	—	257	(257)
Effect of Tax Cuts and Jobs Act	(3,113)	—	—
Net operating loss carryforwards adjustments	—	—	(1,176)
Quarry tax basis in land	—	(3,025)	—
Other deferred adjustment - Foreign	(83)	794	—
Investment in foreign subsidiary	—	616	—
REIT excise tax	(4,772)	—	—
Other	1,187	431	(46)
Total	$(9,393)	$(5,879)	$(9,637)

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$6,592	$3,887
Accrued expenses	26,263	35,376
Stock-based compensation	3,511	6,399
Other assets	356	384
Total gross deferred tax assets	36,722	46,046
Less: valuation allowance	(15,910)	(21,069)
Total net deferred tax assets	20,812	24,977

Deferred tax liabilities:
Intangible assets and goodwill	(5,197)	(7,094)
Property, plant, and equipment	(34,758)	(40,650)
Other liabilities	(1,495)	(288)
Total gross deferred tax liabilities	(41,450)	(48,032)
Net deferred tax liability	$(20,638)	$(23,055)

As of December 31, 2017, the Company has U.S. federal net operating loss carryforwards of approximately $19.6 million, which will expire between 2032 and 2036. The Company has state net operating loss carryforwards of approximately $7.1 million from its TRSs, which will expire at various times between 2018 and 2036. The Company has Alternative Minimum Tax credit carryforwards in the amount of $0.6 million that can be used to offset regular tax until 2021 or any unused credit will be refunded in 2021. Additionally, the Company has a federal Research and Experimentation Credit of approximately $0.4 million that will expire between 2036 and 2037.

The Company established a valuation allowance against the net deferred tax assets exclusive of indefinite-lived intangibles for one of its U.S. TRSs in 2014. In assessing the need for measuring and recording a valuation allowance existence or adjustment, the Company considers recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, the Company increased the valuation allowance from 2016 to 2017 by $0.8 million from $21.1 million to $21.9 million. Due to enactment of the TCJA, the Company revalued the deferred tax assets and liabilities of its domestic TRSs, resulting in a decrease of the valuation allowance of $6.0 million and a total valuation allowance of $15.9 million for the year ended December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes (continued)
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

	Tax	Interest	Penalties	Total
	(In thousands)
Balance at December 31, 2014*	$2,634	$198	$188	$3,020
Increases related to current-year tax positions	—	36	22	58
Decreases related to prior-year tax positions	(241)	(2)	—	(243)
Decreases due to lapse in statute of limitations	(879)	(128)	(183)	(1,190)
Balance at December 31, 2015*	1,514	104	27	1,645
Increases related to current-year tax positions	—	21	—	21
Decreases due to lapse in statute of limitations	(657)	(106)	(19)	(782)
Balance at December 31, 2016*	857	19	8	884
Increases related to current-year tax positions	—	3	—	3
Decreases related to prior-year tax positions	—	(4)	(8)	(12)
Decreases due to lapse in statute of limitations	(73)	(12)	—	(85)
Balance at December 31, 2017*	$784	$6	$—	$790
* Balance would favorably affect the Company’s effective tax rate if recognized.

The Company's unrecognized tax benefits include exposures related to positions taken on U.S. federal, state, and foreign income tax returns as of December 31, 2017. There are no material unrecognized tax benefits related to positions taken in and after 2014. The Company believes that it is reasonably possible that approximately $0.4 million of its unrecognized tax benefits related U.S. federal and state exposures may be reduced by the end of 2018 as a result of a lapse of the statute of limitations and settlements with tax authorities.

In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities and the Company has accrued a liability when it believes it is more likely than not that the tax position claimed on tax returns will not be sustained by the taxing authorities on the technical merits of the position. Changes in the recognition of the liability are reflected in the period in which the change in judgment occurs.

The Company accrues interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position, but could possibly be material to the Company’s consolidated results of operations or cash flow in a given quarter or annual period.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

16. Income Taxes (continued)
As of December 31, 2017, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2014. However, for U.S. income tax purposes, tax years 2008, 2009, and 2010 were open as of December 31, 2017 to the extent that net operating losses were generated in those years that continue to be subject to adjustments from taxing authorities.

In the fourth quarter of 2016, the Company filed a ruling request with the IRS for confirmation of a tax position for which it believes qualifies (more likely than not) for the treatment historically applied by the Company.  The Company settled the positions with the IRS in December 2017 and was required to make an excise tax payment in the amount of $4.3 million including interest to resolve the matter for years prior to 2017 with an expected payment of $0.7 million to be made to resolve the 2017 year.   The payments, excluding interest, are included in Current Income Tax (Expense) Benefit in the consolidated statement of operations for the year ended December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans
Defined Benefit Pension and Post-Retirement Plans
The Company has defined benefit pension plans that cover certain union and nonunion employees in the U.S. Benefits under these plans are based either on years of credited service and compensation during the years preceding retirement or on years of credited service and established monthly benefit levels. The Company also has a post-retirement plan that provides life insurance coverage to eligible retired employees (collectively, with the defined benefit plans, the U.S. Plans). The Company froze benefit accruals for the U.S. Plans for nonunion employees effective April 1, 2005, and these employees no longer earn additional pension benefits. The Company also has a defined benefit plan that covers certain employees in Australia and is referenced as superannuation (the Offshore Plan). The Company uses a December 31 measurement date for the U.S. Plans and the Offshore Plan.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
Actuarial information regarding these plans is as follows:

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2017	$(45,249)	$(30,801)	$(703)	$(2,769)	$(79,522)
Service cost	(65)	(504)	—	(153)	(722)
Interest cost	(1,583)	(1,256)	(22)	(120)	(2,981)
Actuarial loss	(1,070)	(1,734)	(14)	(142)	(2,960)
Benefits paid	2,581	890	—	632	4,103
Other - plan change	—	—	48	(181)	(133)
Plan participants’ contributions	—	—	—	(43)	(43)
Foreign currency translation gain	—	—	—	(226)	(226)
Benefit obligation – end of year	(45,386)	(33,405)	(691)	(3,002)	(82,484)

Change in plan assets:
Fair value of plan assets – January 1, 2017	33,962	21,044	—	2,717	57,723
Actual return on plan assets	5,344	3,308	—	262	8,914
Employer contributions	1,493	1,056	48	379	2,976
Benefits paid	(2,581)	(890)	—	(632)	(4,103)
Other - plan change	—	—	(48)	—	(48)
Plan participants’ contributions	—	—	—	43	43
Foreign currency translation gain	—	—	—	223	223
Fair value of plan assets – end of year	38,218	24,518	—	2,992	65,728
Funded status	$(7,168)	$(8,887)	$(691)	$(10)	$(16,756)

Amounts recognized on the consolidated balance sheet as of December 31, 2017:
Pension and post-retirement liability	$(7,168)	$(8,887)	$(691)	$(10)	$(16,756)
Accumulated other comprehensive loss (income)	7,625	5,303	(58)	238	13,108
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	7,625	5,303	(58)	53	12,923
Prior service cost	—	—	—	184	184

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	(2,518)	(398)	14	54	(2,848)
Amortization of net loss (gain)	(1,889)	(814)	1	—	(2,702)
Amortization of prior service cost	—	(212)	—	(9)	(221)
Amount recognized due to special event	—	—	4	116	120
Foreign currency translation loss	—	—	—	(51)	(51)
Total recognized in other comprehensive loss (income)	$(4,407)	$(1,424)	$19	$110	$(5,702)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,386	$33,405	$691	$3,002	$82,484
Accumulated benefit obligation	$45,361	$33,406	$691	$2,100	$81,558
Fair value of plan assets	$38,218	$24,518	$—	$2,992	$65,728

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)

	December 31, 2016
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2016	$(47,155)	$(29,127)	$(768)	$(2,473)	$(79,523)
Service cost	(108)	(516)	—	(130)	(754)
Interest cost	(1,767)	(1,288)	(25)	(104)	(3,184)
Actuarial loss	(486)	(725)	(7)	(74)	(1,292)
Benefits paid	1,496	855	—	39	2,390
Other - plan change	2,771	—	97	—	2,868
Plan participants’ contributions	—	—	—	(42)	(42)
Foreign currency translation gain	—	—	—	15	15
Benefit obligation – end of year	(45,249)	(30,801)	(703)	(2,769)	(79,522)

Change in plan assets:
Fair value of plan assets – January 1, 2016	34,721	19,909	—	2,461	57,091
Actual return on plan assets	1,711	973		118	2,802
Employer contributions	1,797	1,017	97	146	3,057
Benefits paid	(1,496)	(855)	—	(39)	(2,390)
Other - plan change	(2,771)	—	(97)	0	(2,868)
Plan participants’ contributions	—	—	—	42	42
Foreign currency translation loss	—	—	—	(11)	(11)
Fair value of plan assets – end of year	33,962	21,044	—	2,717	57,723
Funded status	$(11,287)	$(9,757)	$(703)	$(52)	$(21,799)

Amounts recognized on the consolidated balance sheet as of December 31, 2016:
Pension and post-retirement liability	$(11,287)	$(9,757)	$(703)	$(52)	$(21,799)
Accumulated other comprehensive loss (income)	12,031	6,728	(77)	128	18,810
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	12,031	6,516	(77)	128	18,598
Prior service cost	—	212	—	—	212

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	845	996	7	115	1,963
Amortization of net loss (gain)	(2,125)	(745)	3	—	(2,867)
Amortization of prior service cost	—	(212)	—	—	(212)
Amount recognized due to special event	(834)	—	11	—	(823)
Foreign currency translation loss	—	—	—	(33)	(33)
Total recognized in other comprehensive loss (income)	$(2,114)	$39	$21	$82	$(1,972)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,249	$30,801	$703	$2,769	$79,522
Accumulated benefit obligation	$45,216	$30,801	$703	$1,939	$78,659
Fair value of plan assets	$33,962	$21,044	$—	$2,717	$57,723

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
The components of net period benefit cost for the years ended December 31, 2017, 2016 and 2015 are as follows:

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$65	$504	$—	$153	$722
Interest cost	1,583	1,256	22	120	2,981
Expected return on plan assets	(1,757)	(1,175)	—	(174)	(3,106)
Amortization of net loss (gain)	1,889	815	(1)	—	2,703
Amortization of prior service cost/(credit)	—	212	—	9	221
Effect of settlement	—	—	(4)	67	63
Net pension benefit cost	$1,780	$1,612	$17	$175	$3,584

	December 31, 2016
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$108	$516	$—	$131	$755
Interest cost	1,767	1,288	25	104	3,184
Expected return on plan assets	(2,072)	(1,244)	—	(163)	(3,479)
Amortization of net loss (gain)	2,125	745	(3)	—	2,867
Amortization of prior service cost/(credit)	—	212	—	—	212
Effect of settlement	737	—	(11)	—	726
Net pension benefit cost	$2,665	$1,517	$11	$72	$4,265

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)

	December 31, 2015
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$129	$658	$—	$134	$921
Interest cost	1,782	1,195	24	87	3,088
Expected return on plan assets	(2,435)	(1,406)	—	(147)	(3,988)
Amortization of net loss (gain)	2,032	1,093	(1)	—	3,124
Amortization of prior service cost/(credit)	—	212	—	—	212
Effect of settlement	—	—	—	—	—
Net pension benefit cost	$1,508	$1,752	$23	$74	$3,357

The Company recognizes all changes in the fair value of plan assets and net actuarial gains or losses at December 31 each year. Prior service costs and gains/losses are amortized based on a straight-line method over the average future service of members that are expected to receive benefits.
All actuarial gains/losses are exposed to amortization over an average future service period of 6.13 years for the Retirement Income Plan, 7.42 years for the National Service-Related Pension Plan, and 6.06 years for Other Post-Retirement Benefits as of December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2017, 2016 and 2015 are as follows:

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.35%	3.65%	3.10%	3.70%
Rate of compensation increase	3.50%	N/A	N/A	4.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.75%	4.15%	3.40%	4.20%
Expected return on plan assets	7.00%	7.00%	N/A	6.00%
Rate of compensation increase	3.50%	N/A	N/A	4.00%

	December 31, 2016
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.75%	4.15%	3.40%	4.20%
Rate of compensation increase	3.50%	N/A	N/A	4.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	4.00%	4.50%	3.50%	3.90%
Expected return on plan assets	7.50%	7.50%	N/A	6.50%
Rate of compensation increase	3.50%	N/A	N/A	4.00%

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)

	December 31, 2015
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	4.00%	4.50%	3.50%	4.20%
Rate of compensation increase	3.50%	N/A	N/A	4.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.76%	3.76%	3.30%	3.90%
Expected return on plan assets	7.50%	7.50%	N/A	6.50%
Rate of compensation increase	3.50%	N/A	N/A	4.00%
The estimated net loss for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2018 is $2.0 million. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2018.
The estimated net gain for the other post-retirement benefit plan in the U.S. that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018 is nominal. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2018.
There is no estimated net gain for the Offshore Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2018. The estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2018 is nominal.
The Company determines the expected return on plan assets based on their market value as of December 31 of each year, as adjusted for a) expected employer contributions, b) expected benefit distributions, and c) estimated administrative expenses.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
Plan Assets
The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments. The Company invests in both U.S. and non-U.S. equity securities, fixed-income securities, and real estate.
The allocations of the U.S. Plans’ and the Offshore Plan’s investments by fair value as of December 31, 2017 and 2016 are as follows:

	U.S. Plans			Offshore Plan
	Actual		Target Allocation	Actual		Target Allocation
	2017	2016		2017	2016

U.S. equities	35%	35%	25–55%	16%	16%	15%
Non-U.S. equities	25%	25%	15–45%	42%	41%	37%
Fixed-income securities	35%	35%	15–40%	16%	16%	22%
Real estate	5%	5%	0–5%	7%	7%	7%
Cash and other	–	–	–	19%	20%	19%

To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Offshore Plan’s assets and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2018, the Company expects to receive a long-term rate of return of 7.0% for the U.S. Plans and 6.0% for the Offshore Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
The fair values of the Company’s pension plan assets as of December 31, 2017, by category, are as follow:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$16,313	$—	$16,313
Medium cap(1)	—	3,137	—	3,137
Small cap(1)	1,255	1,255	—	2,510
Non-U.S. equities:
Large cap(2)	11,922	—	—	11,922
Emerging markets(3)	3,765	—	—	3,765
Fixed-income securities:
Money markets(4)	—	3,133	—	3,133
U.S. bonds(5)	9,411	3,137	—	12,548
Non-U.S. bonds(5)	6,273	—	—	6,273
Real estate(6)	—	3,137	—	3,137
Common/collective trusts		2,990		2,990
Total assets	$32,626	$33,102	$—	$65,728

1.	Includes funds that primarily invest in U.S. common stock.

2.	Includes funds that invest primarily in foreign equity and equity-related securities.

3.	Includes funds that invest primarily in equity securities of companies in emerging market countries.

4.	Includes funds that invest primarily in short-term securities, such as commercial paper.

5.	Includes funds either publicly traded (Level 1) or within a separate account (Level 2) held by a regulated investment company. These funds hold primarily debt and fixed-income securities.

6.
Includes funds in a separate account held by a regulated investment company that invest primarily in commercial real estate and includes mortgage loans which are backed by the associated properties. The Company can call the investment in these assets with no restrictions.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
The fair values of the Company’s pension plan assets as of December 31, 2016, by category, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2016
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$14,299	$—	$14,299
Medium cap(1)	—	2,750	—	2,750
Small cap(1)	1,100	1,100	—	2,200
Non-U.S. equities:
Large cap(2)	10,450	—	—	10,450
Emerging markets(3)	3,300	—	—	3,300
Fixed-income securities:
Money markets(4)	—	2,756	—	2,756
U.S. bonds(5)	8,249	2,750	—	10,999
Non-U.S. bonds(5)	5,502	—	—	5,502
Real estate(6)	—	2,750	—	2,750
Common/collective trusts	—	2,717	—	2,717
Total assets	$28,601	$29,122	$—	$57,723
The U.S. Plans’ assets are in commingled funds that are valued using net asset values. The net asset values are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The pension assets are classified as Level 1 when the net asset values are based on a quoted price in an active market.
The U.S. Plans’ assets are classified as Level 2 when the net asset value is based on a quoted price on a private market that is not active and the underlying investments are traded on an active market.
The Offshore Plans are common/collective trusts and commingled trusts investments, which invest in other collective trust funds otherwise known as the underlying funds. The Company’s interests in the commingled trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2.
As of December 31, 2017 and 2016, the Company does not have any investments classified as Level 3.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
Cash Flow
The Company expects to contribute $3.2 million to all plans in 2018.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2017:

Years Ending December 31:	(In thousands)
2018	$7,473
2019	5,021
2020	4,490
2021	4,942
2022	4,781
Thereafter	23,687
$50,394

Multi-Employer Plans

The Company contributes to a number of multi-employer benefit plans under the terms of collective bargaining agreements that cover union-represented employees. These plans generally provide for retirement, death, and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods, and benefit formulas. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other current or former participating employers.

•
If a participating employer stops contributing to the multi-employer plan without paying its unfunded liability, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to cease participation in a multi-employer plan, such full withdrawal is subject to the payment of any unfunded liability applicable to the Company, referred to as a withdrawal liability. Additionally, such withdrawal is subject to collective bargaining.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2017, 2016 and 2015, and sets forth the contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2017 and 2016 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans, or a rehabilitation plan (RP) for red zone plans, is either pending or has been implemented. As of December 31, 2017, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented (see table below).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from July 31, 2018 to June 30, 2026. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2017, 2016 and 2015.
The Company contributes to multi-employer plans that cover approximately 60% of union employees. The amounts charged to expense on the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were $17.0 million, $16.6 million and $16.1 million, respectively. Projected minimum contributions required for the upcoming fiscal year are approximately $16.9 million.
During the third quarter of 2017, the Company recorded a charge of $9.2 million representing the present value of a liability associated with its withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund (Fund) for hourly, unionized associates at four of its domestic warehouse facilities. The Fund is grossly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan. The Fund Trustees chose to create a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company’s portion of the unfunded liability, estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38 thousand over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multi-employer plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize difference between such present value and the estimated unfunded liability through interest expense over the repayment period.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Americold Contributions			Surcharge Imposed
		2017	2016		2017	2016	2015
					(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (2)	36-6052390	Green	Green	No	$3	$2	$32	No

Central States SE & SW Areas Health and Welfare Pension Plans (1)	36-6044243	Red	Red	Yes/Implemented	8,427	8,608	7,964	No

New England Teamsters & Trucking Industry Pension Plan (3)	04-6372430	Red	Red	Yes/Implemented	566	641	661	No

Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Green	Green	No	98	—	—	No

I.U.O.E Stationary Engineers Local 39 Pension Fund (1)	94-6118939	Green	Green	No	197	151	154	No

United Food & Commercial Workers International Union-Industry Pension Fund (4)	51-6055922	Green	Green	No	87	83	90	No

Western Conference of Teamsters Pension Fund (1)	91-6145047	Green	Green	No	7,265	6,809	6,811	No

Minneapolis Food Distributing Industry Pension Plan (1)	41-6047047	Green	Green	Yes/Implemented	326	337	358	No

				Total Contributions	$16,969	$16,631	$16,070

(1)    The status information is for the plans’ year end at December 31, 2017 and 2016.
(2)The status information is for the plans’ year end at January 31, 2017 and 2016.

(3)	The status information is for the plans’ year end at September 30, 2017 and 2016. The Company withdrew from the multi-employer plan on October, 31, 2017.
(4)The status information is for the plans’ year end at June 30, 2017 and 2016.
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense on the accompanying consolidated statements of operations and for the years ended December 31, 2017, 2016 and 2015 were $5.4 million, $4.8 million and $4.4 million, respectively.
Defined Contribution Plan
The Company has defined contribution employee benefit plans, which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The amounts charged to expense on the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were $3.6 million, $3.6 million and $3.3 million, respectively.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

17. Employee Benefit Plans (continued)
Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2017, 2016 and 2015.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

18. Commitments and Contingencies
Letters of Credit
As of December 31, 2017 and 2016, there were $33.8 million and $35.3 million, respectively, of outstanding letters of credit issued on the Company’s 2015 Revolving Line of Credit.
Bonds
The Company had outstanding surety bonds of $2.7 million and $3.5 million as of December 31, 2017 and 2016, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Construction Commitments
As of December31, 2017, the Company had the following construction commitments related to its new-build warehouse facilities:

Commitment start period	Committed construction cost (in thousands)	Construction completion period
Q2 2017	10,970	Q3 2018
Q4 2017	58,080	Q4 2018
Total construction commitments	$69,050
Collective Bargaining Agreements

As of December 31, 2017, approximately 53% of the Company’s labor force is covered by collective bargaining agreements, and 85 of our 158 warehouses have unionized associates that are governed by 72 different collective bargaining agreements. During 2018, the Company will be renegotiating 12 collective bargaining agreements, covering associates at 21 warehouses, that have or will expire before the end of the year.  The Company does not anticipate any workplace disruptions during this renewal process.
Legal Proceedings
In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluate the merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency suggests that a loss is probable, and the amount can be reasonably estimated, then a loss is recorded.
In addition to the matters discussed below, the Company may be subject to litigation and claims arising from the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such matters is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

18. Commitments and Contingencies (continued)
Kansas Breach of Settlement Agreement Litigation
This case was served against the Company in Wyandotte County, Kansas, on January 17, 2013, alleging breach of a 1994 Settlement Agreement reached with customers of our predecessor company, Americold Corporation. The plaintiffs originally brought claims in 1992 arising from a fire the previous year in an underground warehouse facility.
In 1994, a settlement was reached whereby Americold Corporation agreed to the entry of a $58.7 million judgment against it and assigned its rights to proceed against its insurer to satisfy the judgment. The settlement agreement contained a standard “cooperation provision” where Americold Corporation agreed to sign any documents and to take any actions necessary to fulfill the intent of the settlement agreement. The plaintiffs then sued Americold Corporation’s insurance company to recover the amounts of the settlement. After decades of litigation, the case was ultimately dismissed in 2012, and the Kansas Supreme Court ruled that the 1994 consent judgment had expired.
On September 24, 2012, the plaintiffs filed a separate claim in the district court of Wyandotte County, Kansas, alleging that the Company and one of its subsidiaries, Americold Logistics, LLC, as successors to Americold Corporation, are liable for the full amount of the judgment, based upon the vague allegation that the Company failed to execute a document or take action to keep the judgment alive and viable.
On February 7, 2013, the Company removed the case to the U.S. federal court and filed a motion to dismiss the case on several grounds, which the plaintiffs vigorously opposed. On October 4, 2013, the court granted our motion and dismissed the case in full. Only one plaintiff appealed the dismissal to the U.S. Court of Appeals where oral argument was heard in November 2014 before the Tenth Circuit in Denver. The Court of Appeals ordered the case remanded to the Kansas State Court, finding U.S. federal diversity jurisdiction did not exist over the Company. The Company petitioned the U.S. Supreme Court for an Oral Argument that occurred on January 19, 2016.
On March 7, 2016, the United States Supreme Court handed down a decision in the Kansas Breach of Settlement Agreement Litigation case. The decision was contrary to the position that the Company argued and the matter was remanded back to Kansas state court for further proceedings. Regardless of the venue, the Company remains confident that its defenses on the merits of plaintiffs’ claims are strong under Kansas law and the chance of any liability is remote.
Following remand to Kansas state court, Plaintiffs initially petitioned the court to amend their complaint that would result in the plaintiffs dropping the claim for damages and seeking an Order of Specific Performance-namely to require Americold sign a new document to reinstate the judgment assigned in the 1994 Settlement Agreement. No amended complaint was filed however and Plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018. The parties now find themselves at the exact same position as when the case was initially filed. Americold maintains its position that any such renewal of the judgment is ineffective as a matter of law, its defenses are strong and the likelihood of any liability is remote.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

18. Commitments and Contingencies (continued)
Environmental Matters

The Company is subject to a wide range of environmental laws and regulations in each of the locations in which the Company operates. Compliance with these requirements can involve significant capital and operating costs. Failure to comply with these requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, the revocation of environmental permits, or restrictions on the Company’s operations.

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of December 31, 2017 and 2016. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no individually material remediation accruals. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.

Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2017 and 2016.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

19. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for unrealized holding gains and losses on available-for-sale securities, foreign currency translation adjustments, investments in foreign subsidiaries, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Pension and other postretirement benefits:	(In thousands)
Balance at beginning of period, net of tax	$(12,880)	$(14,852)	$(18,223)
Gain (loss) arising during the period	2,663	(1,963)	19
Less: Tax benefit	(49)	(33)	(16)
Net gain (loss) arising during the period	2,712	(1,930)	35
Amortization of net loss and prior service cost(1)	3,042	3,902	3,336
Less: (Tax benefit)/Tax expense (2)	—	—	—
Net amount reclassified from AOCI to net loss	3,042	3,902	3,336
Other comprehensive income, net of tax	5,754	1,972	3,371
Balance at end of period, net of tax	(7,126)	(12,880)	(14,852)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	3,874	7,018	23,310
Gain (loss) on foreign currency translation	4,444	(3,144)	(16,847)
Less: Tax benefit	—	—	(555)
Net gain/(loss) on foreign currency translation	4,444	(3,144)	(16,292)
Balance at end of period, net of tax	8,318	3,874	7,018
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,538)	(1,468)	—
Unrealized loss on cash flow hedge derivatives	(1,387)	(1,359)	(2,311)
Less: Tax expense/(Tax benefit)	44	(150)	(613)
Net loss on cash flow hedge derivatives	(1,431)	(1,209)	(1,698)
Net amount reclassified from AOCI to net loss (interest expense)	1,547	1,139	230
Balance at end of period, net of tax	(1,422)	(1,538)	(1,468)
Available-for-sale securities:
Balance at beginning of period, net of tax	—	—	51
Unrealized gain on available-for-sale securities		—	100
Net unrealized gain (loss) on available-for-sale securities	—	—	100
Gain reclassified to net income	—	—	(151)
Balance at end of period, net of tax	—	—	0
Accumulated other comprehensive loss	$(230)	$(10,544)	$(9,302)
(1) Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the consolidated statements of operations.
(2) Deferred tax impact of amounts reclassified from AOCI for pension liabilities are recorded in deferred income tax expense (benefit) in the consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

20. Related-Party Transactions
Transactions with Goldman and CMHI
As of December 31, 2017, affiliates of Goldman were part of the lending group that had $25.0 million, or 14.7%, of the commitments under the amended 2015 Revolving Credit Facility. Another affiliate of Goldman is one of the participating lenders in the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan), for which the Company paid a performance fee to Goldman. As a member of the lending group, the Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid to Goldman interest expense and fees totaling approximately $0.9 million, $2.0 million and $6.0 million in 2017, 2016 and 2015, respectively. Interest payable to Goldman was nominal as of December 31, 2017 and 2016. Goldman is also the counterparty to the interest rate swap agreements described in Note 9. Payments under the interest rate swap agreements are not included in the figures above and totaled approximately $1.5 million in 2017 and $1.1 million in 2016.
In December 2017, the Company prepaid in escrow a $0.2 million fee to Goldman for its share of the 2018 Senior Secured Credit Facilities commitment. In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares, respectively. After giving effect to the full exercise of the underwriters' option to purchase additional common shares during the IPO, and after giving effect to the sale by Goldman of 5,163,716 common shares in the IPO, Goldman and CMHI own approximately 16.7% and 3.1% of the company's common shares, respectively.
In connection with the IPO, Goldman received a refund from the underwriters of approximately $1.6 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.
Transactions with Fortress and YF ART Holdings L.P.
Fortress held $48.5 million aggregate principal amount of the Senior Secured Term Loan B Facility as of December 31, 2017. The Company paid approximately $2.2 million and $0.8 million in interest expense to Fortress during 2017 and 2016, respectively. The Company also paid out principal amortization to Fortress of approximately $0.5 million and $0.2 million in 2017 and 2016, respectively.
In connection with the IPO, YF ART Holdings L.P. received a refund from the underwriters of approximately $4.2 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.
On March 8, 2018, YF ART Holdings L.P. entered into a financing agreement pledging 54,952,774 common shares of beneficial interest, $0.01 par value per share, representing approximately 38.6% of the Company’s issued and outstanding common shares as of March 8, 2018. YF ART Holdings L.P. used the proceeds from the financing agreement to pay in full the outstanding investment, including the preferred return on an investment vehicle affiliated with Fortress Investment Group LLC, which directly beneficially owns 7,235,529 common shares of the Company.
21. Geographic Concentrations
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2017, 2016 and 2015, and total assets as of December 31, 2017 and 2016:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

	Total Revenues			Total Assets
	2017	2016	2015	2017	2016
	(In thousands)
U.S.	$1,253,879	$1,212,799	$1,221,344	$2,078,535	$2,047,142
Australia	219,738	207,035	189,481	244,841	208,115
New Zealand	33,289	33,676	33,073	54,672	54,800
Argentina	18,319	19,780	22,117	11,598	12,695
Canada	18,362	16,709	15,370	5,599	4,879
	$1,543,587	$1,489,999	$1,481,385	$2,395,245	$2,327,631

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

22. Segment Information
Our principal operations are organized into four reportable segments: Warehouse, Third-Party Managed, Transportation and Quarry.

•
Warehouse. Our primary source of revenues consists of rent and storage and warehouse services fees. Our rent and storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We may charge our customers in advance for storage and outbound handling fees. Cost of operations for our warehouse segment consists of power, other facilities costs, labor and other costs.

•
Third-Party Managed. We receive management and incentive fees, as well as reimbursement of substantially all expenses, for warehouses and logistics services that we manage on behalf of third-party owners/customers. Cost of operations for our third-party managed segment are reimbursed on a pass-through basis (typically within two weeks), with all reimbursements, plus an applicable mark-up, recognized as revenues under the relevant accounting guidance.

•
Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consist primarily of third-party carrier charges, which are impacted by factors affecting those carriers.

•
Quarry. In addition to our primary business segments, we own a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consist primarily of labor, equipment, fuel and explosives.

Our reportable segments are strategic business units separated by product and service offerings. Each reportable segment is managed separately and requires different operational and marketing strategies. The accounting polices used in the preparation of our reportable segments financial information are the same as those used in the preparation of its consolidated financial statements.
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate selling, general and administrative expense, impairment charges, restructuring charges, acquisition related costs, other income and expense, and certain one-time charges. Corporate general and administrative function supports all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

22. Segment Information (continued)
Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.
The following table presents segment revenues and contributions with a reconciliation to income (loss) before income tax and gain (loss) from sale of real estate, net of tax for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Segment revenues:
Warehouse	$1,145,662	$1,080,867	$1,057,124
Third-Party Managed	242,189	252,411	233,564
Transportation	146,070	147,004	180,892
Quarry	9,666	9,717	9,805
Total revenues	1,543,587	1,489,999	1,481,385

Segment contribution:
Warehouse	348,328	314,045	307,749
Third-Party Managed	12,825	14,814	12,581
Transportation	12,950	14,418	14,305
Quarry	2	2,368	2,385
Total segment contribution	374,105	345,645	337,020

Reconciling items:
Depreciation, depletion, and amortization	(116,741)	(118,571)	(125,720)
Impairment of long-lived assets	(9,473)	(9,820)	(9,415)
Multi-employer pension plan withdrawal expense	(9,167)	—	—
Selling, general and administrative expense	(104,640)	(100,238)	(91,222)
Loss from partially owned entities	(1,363)	(128)	(3,538)
Impairment of partially owned entities	(6,496)	—	—
Interest expense	(114,898)	(119,552)	(116,710)
Interest income	1,074	708	724
Loss on debt extinguishment and modification	(986)	(1,437)	(503)
Foreign currency exchange (loss) gain	(3,591)	464	(3,470)
Other income, net	918	2,142	1,892
Income (loss) before income tax and gain (loss) from sale of real estate, net of tax	$8,742	$(787)	$(10,942)

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

22. Segment Information (continued)
The following table details our long-lived assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying consolidated balance sheets.

	Year Ended December 31,
	2017	2016
	(In thousands)
Assets:
Warehouse	$2,082,504	$2,027,650
Managed	43,035	44,501
Transportation	32,402	32,715
Other	13,897	17,023
Total segments assets	2,171,838	2,121,889

Reconciling items:
Corporate assets	207,465	183,346
Investments in partially owned entities	15,942	22,396
Total reconciling items	223,407	205,742
Total assets	$2,395,245	$2,327,631

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

23. Loss per Common Share
Basic and diluted loss per common share are calculated using the two-class method by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during each period. Holders of Series B Preferred Shares are entitled to cumulative dividends, which are added to the reported net loss whether or not declared or paid to determine the net loss attributable to common shareholders under the two-class method.
For the years ended December 31, 2017, 2016 and 2015, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, warrants and convertible preferred share.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share:

	Year Ended December 31,
	2017	2016	2015
Series B Convertible Preferred Stock	33,240,261	33,240,261	33,240,261
Common share warrants	18,574,619	18,574,619	18,574,619
Employee stock options	5,983,183	6,299,444	5,374,528
Restricted stock units	684,960	552,861	420,763
	58,483,023	58,667,185	57,610,171

24. Selected Quarterly Financial Data - Unaudited
The following table sets forth selected unaudited quarterly statements of operations data for the years ended December 31, 2017 and 2016:

	2017
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenues	$401,721	$389,501	$379,451	$372,914
Total operating expenses	358,453	362,605	351,387	337,058
Operating income	43,268	26,896	28,064	35,856
Net income (loss) applicable to common shareholders	673	(11,935)	(15,720)	(2,945)
Net income (loss) per common share (a):
Basic	0.01	(0.17)	(0.22)	(0.04)
Diluted	0.01	(0.17)	(0.22)	(0.04)
(a) Quarterly earnings per common share or unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares or units outstanding included in the calculation of basic and diluted shares or units.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

24. Selected Quarterly Financial Data - Unaudited (continued)

	2016
	December 31	September 30	June 30	March. 31
	(In thousands, except per share amounts)
Total revenues	$394,562	$376,076	$358,504	$360,857
Total operating expenses	361,328	347,935	329,299	334,421
Operating income	33,234	28,141	29,205	26,436
Net income (loss) applicable to common shareholders	5,012	(7,448)	(7,342)	(14,678)
Net income (loss) per common share (a):
Basic	0.07	(0.11)	(0.11)	(0.21)
Diluted	0.05	(0.11)	(0.11)	(0.21)
(a) Quarterly earnings per common share or unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares or units outstanding included in the calculation of basic and diluted shares or units.

25. Subsequent Events
On January 4, 2018, the Company’s board of trustees approved, among other things, the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled pursuant to the 2010 Plan. On the same day, the Company’s board of trustees deliberated that no further awards may be granted under the 2010 Plan after the approval of the 2017 Plan, which became effective in connection with the IPO on January 19, 2018. The Company is in the process of determining the impact to its consolidated financial statements from the modification of the terms governing the restricted stock units previously issued under the 2010 Plan.
On February 26, 2018, the Compensation Committee of the Company's board of trustees granted 513,500 performance-based restricted stock units to certain of the Company's employees, and 42,188 time-based restricted stock units to non-employee trustees of the Company under the 2017 Plan. The performance period for the performance-based restricted stock units began January 23, 2018 and will end December 31, 2020. The vesting of such performance-based awards will be determined based on the Company's "total shareholder return" as described in the Performance Award Agreement.
On March 15, 2018, the Company's board of trustees declared a pro-rata dividend of $0.13958 per common share, representing $0.18750 per common share for a full quarter, payable on April 16, 2018 to shareholders of record on March 30, 2018.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2017
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (5)	Land	Buildings and Improvements (2)	Total (4) (5) (6)	Accumulated Depreciation and Depletion (1) (6) (7)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
US
Albertville, AL	1	$12,145	$1,251	$12,385	$730	$1,281	$13,086	$14,367	$(4,955)	1993	2008	5 - 40 years
Allentown, PA	2	19,311	5,780	47,807	4,856	6,244	52,200	58,444	(20,829)	1976	2008	5 - 40 years
Amarillo, TX	1	—	871	4,473	1,164	932	5,576	6,508	(2,733)	1973	2008	5 - 40 years
Anaheim, CA	1	13,737	9,509	16,810	724	9,509	17,534	27,043	(6,824)	1965	2009	5 - 40 years
Appleton, WI	1	10,759	200	5,022	9,160	909	13,474	14,383	(3,408)	1989	2009	5 - 40 years
Atlanta - Lakewood, GA	1	2,727	4,297	3,369	(2,026)	630	5,009	5,639	(1,750)	1963	2008	5 - 40 years
Atlanta - Skygate, GA	1	—	1,851	12,731	252	1,958	12,876	14,834	(3,623)	2001	2008	5 - 40 years
Atlanta - Southgate, GA	1	—	1,623	17,652	1,554	2,273	18,557	20,830	(5,653)	1996	2008	5 - 40 years
Atlanta - Tradewater, GA	1	—	—	36,966	(5,489)	6,057	25,420	31,477	(3,420)	2004	2008	5 - 40 years
Atlanta - Westgate, GA	1	—	2,270	24,659	(2,708)	2,018	22,203	24,221	(8,774)	1990	2008	5 - 40 years
Atlanta, GA - Corporate	—	—	—	365	7,699	—	8,064	8,064	(2,902)	1999/2014	2008	5 - 40 years
Augusta, GA	1	—	2,678	1,943	795	2,820	2,597	5,417	(1,312)	1971	2008	5 - 40 years
Babcock, WI	1	—	852	8,916	68	858	8,977	9,835	(2,482)	1999	2008	5 - 40 years
Bartow, FL	1	—	—	2,451	598	10	3,040	3,050	(2,116)	1962	2008	5 - 40 years
Belvidere-Imron, IL	1	13,628	2,000	11,989	3,365	2,410	14,944	17,354	(5,117)	1991	2009	5 - 40 years
Belvidere-Landmark, IL	1	—	1	2,117	1,906	—	4,024	4,024	(3,770)	1991	2009	5 - 40 years
Bettendorf, IA	2	—	1,281	12,446	(5,360)	676	7,691	8,367	(6,236)	1973	2008	5 - 40 years
Birmingham, AL	1	1,007	1,002	957	465	909	1,514	2,423	(639)	1963	2008	5 - 40 years
Boston, MA	1	—	1,855	5,796	648	1,918	6,382	8,300	(2,229)	1969	2008	5 - 40 years
Brea, CA	1	8,667	4,645	5,891	657	4,664	6,529	11,193	(2,377)	1975	2009	5 - 40 years
Brooklyn Park, MN	1	9,152	1,600	8,951	1,368	1,600	10,319	11,919	(3,707)	1986	2009	5 - 40 years
Burley, ID	2	—	—	16,136	2,666	34	18,768	18,802	(12,206)	1959	2008	5 - 40 years
Burlington, WA	3	14,693	694	6,108	2,997	709	9,089	9,798	(4,057)	1965	2008	5 - 40 years
Carson, CA	1	8,489	9,100	13,731	984	9,104	14,711	23,815	(3,887)	2002	2009	5 - 40 years
Cartersville, GA	1	10,216	1,500	8,505	465	1,571	8,898	10,469	(2,871)	1996	2009	5 - 40 years
Carthage Quarry, MO	—	—	12,621	356	186	12,697	467	13,164	(2,669)	N/A	2008	5 - 40 years
Carthage Warehouse Dist, MO	1	—	61,445	33,880	5,380	62,350	38,355	100,705	(18,778)	1972	2008	5 - 40 years
City of Industry, CA	2	—	—	1,455	891	19	2,327	2,346	(1,808)	1962	2009	5 - 40 years

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2017
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (5)	Land	Buildings and Improvements (2)	Total (4) (5) (6)	Accumulated Depreciation and Depletion (1) (6) (7)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Clearfield, UT	1	—	2,881	14,945	4,307	2,128	20,005	22,133	(7,309)	1973	2008	5 - 40 years
Clearfield 2, UT	1	19,671	806	21,569	—	806	21,569	22,375	(130)	2017	2017	5 - 40 years
Columbia, SC	1	951	768	1,429	693	797	2,094	2,891	(942)	1971	2008	5 - 40 years
Connell, WA	1	—	497	8,728	1,109	508	9,826	10,334	(3,480)	1969	2008	5 - 40 years
Dallas, TX	1	12,575	1,468	14,385	6,966	2,266	20,554	22,820	(10,426)	1994	2009	5 - 40 years
Delhi, LA	1	16,588	539	12,228	490	580	12,676	13,256	(5,134)	2010	2010	5 - 40 years
Denver-50th Street, CO	1	—	—	1,724	373	—	2,097	2,097	(2,030)	1974	2008	5 - 40 years
Dominguez Hills, CA	1	8,136	11,149	10,894	1,024	11,149	11,918	23,067	(4,005)	1989	2009	5 - 40 years
Douglas, GA	1	2,724	400	2,080	1,367	401	3,445	3,846	(971)	1969	2009	5 - 40 years
East Dubuque, IL	1	—	722	13,764	588	753	14,322	15,075	(4,020)	1993	2008	5 - 40 years
East Point, GA	1	—	1,884	3,621	2,445	2,020	5,930	7,950	(783)	1959	2016	5 - 40 years
Fort Dodge, IA	1	—	1,022	7,162	1,118	1,226	8,076	9,302	(2,955)	1979	2008	5 - 40 years
Fort Smith, AR	2	—	308	2,231	1,918	342	4,116	4,458	(1,079)	1958	2008	5 - 40 years
Fort Worth-Blue Mound, TX	1	3,861	1,700	5,055	1,399	1,700	6,454	8,154	(1,475)	1995	2009	5 - 40 years
Fort Worth-Samuels, TX	2	8,254	1,985	13,447	2,499	2,109	15,822	17,931	(5,512)	1977	2009	5 - 40 years
Fremont, NE	1	28,200	629	3,109	5,466	645	8,560	9,205	(3,700)	1968	2008	5 - 40 years
Ft. Worth, TX (Meacham)	1	18,994	5,610	24,686	1,767	5,686	26,378	32,064	(9,033)	2005	2008	5 - 40 years
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	406	1,955	8,844	10,799	(3,314)	1998	2008	5 - 40 years
Gadsden, AL	1	24,438	100	9,820	(736)	351	8,832	9,183	(2,015)	1991	2013	5 - 40 years
Gaffney, SC	1	4,012	1,000	3,263	129	1,000	3,392	4,392	(1,068)	1995	2008	5 - 40 years
Gainesville, GA	1	6,557	400	5,704	701	411	6,394	6,805	(1,968)	1989	2009	5 - 40 years
Garden City, KS	1	—	446	4,721	1,070	446	5,791	6,237	(1,908)	1980	2008	5 - 40 years
Gateway, GA	2	—	3,271	19,693	2,265	3,197	22,032	25,229	(7,325)	1972	2008	5 - 40 years
Geneva Lakes, WI	1	37,318	1,579	36,020	2,375	2,265	37,708	39,973	(10,042)	1991	2009	5 - 40 years
Gloucester - Rogers, MA	1	4,757	1,683	3,675	1,671	1,818	5,211	7,029	(1,536)	1967	2008	5 - 40 years
Gloucester - Rowe, MA	1	4,709	1,146	2,833	5,247	1,272	7,954	9,226	(2,434)	1955	2008	5 - 40 years
Gouldsboro, PA	1	37,643	4,224	29,473	2,212	4,620	31,289	35,909	(7,606)	2006	2009	5 - 40 years
Grand Island, NE	1	—	430	6,542	(2,400)	479	4,093	4,572	(1,672)	1995	2008	5 - 40 years
Green Bay, WI	2	—	—	2,028	2,451	55	4,424	4,479	(1,881)	1935	2009	5 - 40 years

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2017
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (5)	Land	Buildings and Improvements (2)	Total (4) (5) (6)	Accumulated Depreciation and Depletion (1) (6) (7)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Greenville, SC	1	560	200	1,108	423	200	1,531	1,731	(1,213)	1962	2009	5 - 40 years
Hatfield, PA	2	—	5,002	28,286	8,918	5,775	36,432	42,207	(10,502)	1983	2009	5 - 40 years
Henderson, NV	2	8,902	9,043	14,415	865	9,043	15,280	24,323	(4,265)	1988	2009	5 - 40 years
Hermiston, OR	1	34,332	1,322	7,107	276	1,334	7,371	8,705	(2,644)	1975	2008	5 - 40 years
Heyburn, ID	1	—	—	59	236	—	295	295	(95)	2014	2014	5 - 40 years
Houston, TX	1	19,398	1,454	10,084	986	1,469	11,055	12,524	(3,005)	1990	2009	5 - 40 years
Indianapolis, IN	4	—	1,897	18,991	18,924	3,395	36,415	39,810	(10,867)	1975	2008	5 - 40 years
Jefferson, WI	2	8,460	1,553	19,805	1,077	1,880	20,555	22,435	(7,170)	1975	2009	5 - 40 years
Lancaster, PA	1	15,918	2,203	15,670	695	2,371	16,197	18,568	(4,349)	1993	2009	5 - 40 years
LaPorte, TX	1	11,585	2,945	19,263	2,460	3,155	21,512	24,667	(6,061)	1990	2009	5 - 40 years
Leesport, PA	1	—	1,206	14,112	11,445	1,675	25,087	26,762	(5,876)	1993	2008	5 - 40 years
Lynden, WA	5	10,376	1,420	8,590	786	1,430	9,366	10,796	(3,178)	1946	2009	5 - 40 years
Marshall, MO	1	11,019	741	10,304	383	826	10,603	11,429	(3,666)	1985	2008	5 - 40 years
Massillon 17th, OH	1	11,241	175	15,322	443	414	15,526	15,940	(4,952)	2000	2008	5 - 40 years
Massillon Erie, OH	1	—	—	1,988	470	—	2,458	2,458	(2,422)	1984	2008	5 - 40 years
Memphis Chelsea , TN	—	—	80	2	(82)	—	1	1	(1)	1972	2008	5 - 40 years
Middleboro, MA	—	—	390	—	—	390	—	390	—	2017	2017	5 - 40 years
Milwaukie, OR	2	—	2,473	8,112	1,313	2,483	9,415	11,898	(5,008)	1958	2008	5 - 40 years
Mobile, AL	1	4,775	10	3,203	552	10	3,755	3,765	(1,163)	1976	2009	5 - 40 years
Modesto, CA	6	23,965	2,428	19,594	4,077	2,667	23,432	26,099	(8,711)	1945	2009	5 - 40 years
Montezuma,GA	1	—	93	5,437	274	123	5,681	5,804	(2,177)	1965	2008	5 - 40 years
Montgomery, AL	1	6,991	850	7,746	(752)	1,157	6,687	7,844	(1,500)	1989	2013	5 - 40 years
Moses Lake, WA	1	31,726	575	11,046	2,378	1,093	12,906	13,999	(4,483)	1967	2008	5 - 40 years
Murfreesboro, TN	1	—	1,094	10,936	3,046	1,332	13,743	15,075	(5,629)	1982	2008	5 - 40 years
Nampa, ID	4	—	1,588	11,864	1,830	1,719	13,563	15,282	(6,484)	1946	2008	5 - 40 years
New Ulm, MN	7	9,122	725	10,405	539	822	10,847	11,669	(3,388)	1984	2009	5 - 40 years
Oklahoma City, OK	1	4,360	742	2,411	1,140	742	3,551	4,293	(1,446)	1968	2008	5 - 40 years
Ontario, CA	3	25,878	14,673	3,632	22,224	14,673	25,856	40,529	(10,326)	1987(1)/1984(2)/1983(3)	2008	5 - 40 years
Ontario, OR	4	—	—	13,791	9,120	1,264	21,647	22,911	(10,995)	1962	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2017
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (5)	Land	Buildings and Improvements (2)	Total (4) (5) (6)	Accumulated Depreciation and Depletion (1) (6) (7)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Pasco, WA	1	—	557	15,809	401	579	16,189	16,768	(4,413)	1984	2008	5 - 40 years
Pendergrass, GA	1	13,636	500	12,810	2,144	580	14,874	15,454	(4,867)	1993	2009	5 - 40 years
Phoenix2, AZ	1	—	3,182	11,312	—	3,182	11,312	14,494	(1,485)	2014	2014	5 - 40 years
Piedmont, SC	1	10,647	500	9,883	1,350	506	11,228	11,734	(3,674)	1981	2009	5 - 40 years
Plover, WI	1	35,843	1,390	18,298	4,738	1,845	22,580	24,425	(8,328)	1981	2008	5 - 40 years
Portland, ME	1	—	305	2,402	253	316	2,644	2,960	(844)	1952	2008	5 - 40 years
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	1,780	2,174	19,645	21,819	(7,512)	1995	2008	5 - 40 years
Rochelle, IL (Caron)	1	14,396	2,071	36,658	465	2,107	37,087	39,194	(12,873)	2004	2008	5 - 40 years
Russellville, AR - Elmira	1	6,437	1,261	9,910	2,196	1,359	12,007	13,366	(5,078)	1986	2008	5 - 40 years
Russellville, AR - Valley	1	—	708	15,832	2,260	708	18,093	18,801	(4,761)	1995	2008	5 - 40 years
Salem, OR	4	41,146	3,055	21,096	2,916	3,111	23,955	27,066	(9,936)	1963	2008	5 - 40 years
Salinas, CA	5	6,956	7,244	7,181	6,640	7,281	13,784	21,065	(4,874)	1958	2009	5 - 40 years
Salt Lake City, UT	1	7,675	—	22,481	3,540	—	26,020	26,020	(11,109)	1998	2010	5 - 40 years
San Antonio - HEB, TX	1	—	2,014	22,902	—	2,014	22,902	24,916	(960)	1982	2017	5 - 40 years
San Antonio, TX	3	7,046	1,894	11,101	2,405	1,981	13,419	15,400	(6,293)	1913	2009	5 - 40 years
Sebree, KY	1	—	638	7,895	491	638	8,386	9,024	(2,254)	1998	2008	5 - 40 years
Sikeston, MO	1	11,260	258	11,936	599	631	12,162	12,793	(3,439)	1998	2009	5 - 40 years
Sioux Falls, SD	1	6,136	856	4,780	3,276	960	7,952	8,912	(3,628)	1972	2008	5 - 40 years
Springdale, AR	1	8,205	844	10,754	1,155	871	11,883	12,754	(4,070)	1982	2008	5 - 40 years
St. Louis, MO	2	6,485	2,082	7,566	1,532	2,076	9,104	11,180	(2,442)	1956	2009	5 - 40 years
St. Paul, MN	2	11,431	1,800	12,129	541	1,800	12,670	14,470	(4,304)	1970	2009	5 - 40 years
Strasburg, VA	1	—	1,551	15,038	861	1,592	15,858	17,450	(4,683)	1999	2008	5 - 40 years
Syracuse, NY	2	—	2,177	20,056	3,757	2,251	23,739	25,990	(8,142)	1960	2008	5 - 40 years
Tacoma, WA	1	515	—	21,216	1,859	27	23,048	23,075	(5,899)	2010	2010	5 - 40 years
Tampa Plant City, FL	2	5,601	1,333	11,836	657	1,372	12,454	13,826	(3,521)	1987	2009	5 - 40 years
Tarboro, NC	1	18,336	1,078	9,586	792	1,225	10,230	11,455	(3,175)	1988	2008	5 - 40 years
Taunton, MA	1	10,759	1,477	14,159	763	1,635	14,764	16,399	(4,005)	1999	2009	5 - 40 years
Texarkana, AR	1	3,792	842	11,169	946	921	12,035	12,956	(3,377)	1992	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2017
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (5)	Land	Buildings and Improvements (2)	Total (4) (5) (6)	Accumulated Depreciation and Depletion (1) (6) (7)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Thomasville, GA	1	—	1,731	16,914	(6,964)	1,020	10,661	11,681	(3,216)	1997	2008	5 - 40 years
Tomah, WI	1	19,906	886	10,715	230	909	10,922	11,831	(3,988)	1989	2008	5 - 40 years
Turlock, CA (#1)	2	—	944	4,056	284	967	4,317	5,284	(1,686)	1995	2008	5 - 40 years
Turlock, CA (#2)	1	4,027	3,091	7,004	1,444	3,116	8,422	11,538	(2,882)	1985	2008	5 - 40 years
Vernon 2, CA	4	7,340	8,100	13,490	2,814	8,112	16,291	24,403	(5,785)	1965	2009	5 - 40 years
Vernon 3, CA	1	—	—	595	627	—	1,222	1,222	(1,175)	1924	2009	5 - 40 years
Victorville, CA	1	6,088	2,810	22,811	1,062	2,810	23,873	26,683	(7,108)	2004	2008	5 - 40 years
Walla Walla, WA	2	—	215	4,693	796	159	5,546	5,705	(2,911)	1960	2008	5 - 40 years
Wallula, WA	1	—	690	2,645	681	711	3,305	4,016	(991)	1982	2008	5 - 40 years
Watsonville, CA	1	12,176	—	8,138	396	21	8,512	8,533	(6,403)	1984	2008	5 - 40 years
West Memphis, AR	1	—	1,460	12,300	2,631	2,284	14,107	16,391	(4,842)	1985	2008	5 - 40 years
Wichita, KS	1	—	1,297	4,717	1,089	1,399	5,704	7,103	(2,363)	1972	2008	5 - 40 years
Woodburn, OR	1	—	1,552	9,860	2,072	1,552	11,932	13,484	(3,733)	1952	2008	5 - 40 years
York, PA	1	15,474	3,838	36,621	1,865	4,063	38,260	42,323	(12,443)	1994	2008	5 - 40 years
York-Willow Springs, PA	1	3,301	1,300	7,351	341	1,315	7,677	8,992	(2,649)	1987	2009	5 - 40 years
Zumbrota, MN	3	10,934	800	10,360	1,299	800	11,658	12,458	(3,105)	1996	2009	5 - 40 years
Canada
Cold Logic/Taber	3	—	—	12	3,680	96	3,597	3,693	(1,453)	1999	2009	5 - 40 years
Australia
Arndell Park	2	—	13,489	29,428	2,723	13,099	32,541	45,640	(8,649)	1989/1994	2009	5 - 40 years
Bris Corporate - Acacia Ridge	—	—	—	—	311	—	311	311	(292)		2009	5 - 40 years
Laverton	2	—	13,689	28,252	10,258	13,293	38,905	52,198	(10,014)	1997/1998	2009	5 - 40 years
Murarrie	3	—	10,891	18,975	(1,186)	10,576	18,103	28,679	(5,340)	1972/2003	2009	5 - 40 years
Prospect	2	158,645	—	1,187	15,754	8,310	8,632	16,942	(2,598)	1985	2009	5 - 40 years
Spearwood	1	—	7,194	10,990	263	6,986	11,461	18,447	(3,693)	1978	2009	5 - 40 years
New Zealand
Dalgety	1	9,529	6,047	5,531	1,356	6,634	6,299	12,933	(1,702)	1988	2009	5 - 40 years
Diversey	1	10,793	2,357	5,966	1,203	2,586	6,940	9,526	(1,888)	1988	2009	5 - 40 years
Halwyn	1	3,938	5,227	3,399	1,291	5,735	4,182	9,917	(1,341)	1992	2009	5 - 40 years

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2017
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (5)	Land	Buildings and Improvements (2)	Total (4) (5) (6)	Accumulated Depreciation and Depletion (1) (6) (7)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Makomako	1	6,984	1,332	3,810	515	1,462	4,195	5,657	(1,058)	2000	2009	5 - 40 years
Manu Tapu	1	—	—	343	331	—	674	674	(454)	2004	2009	5 - 40 years
Paisly	3	—	—	185	1,193	—	1,377	1,377	(797)	1984	2009	5 - 40 years
Smarts	1	—	—	247	808	—	1,055	1,055	(596)	1984	2009	5 - 40 years
Argentina
Mercado Central	1	—	—	4,984	(3,079)	—	1,906	1,906	(456)	1996/1999	2009	5 - 40 years
Pilar	1	—	708	2,584	(1,549)	1,099	647	1,746	(199)	2000	2009	5 - 40 years

Total		1,097,964	363,437	1,592,651	269,817	389,443	1,836,462	2,225,905	(624,217)

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

Schedule III – Footnotes

(1) Reconciliation of total accumulated depreciation and depletion to consolidated balance sheet caption as of December 31, 2017:
Total per Schedule III	$(624,217)
Accumulated depreciation on investments in non-real estate assets	(427,737)
Total accumulated depreciation and depletion per consolidated balance sheet (property, plant and equipment and capital leases)	$(1,051,954)

(2) Reconciliation of total Buildings and Improvements to consolidated balance sheet as of December 31, 2017:
Building and improvements per consolidated balance sheet	$1,865,727
Building and improvements capital leases per consolidated balance sheet	16,827
Less: Construction In Progress (CIP) on building and improvements	(46,092)
Total per Schedule III	$1,836,462

(3) Reconciliation of total mortgage notes and term loans to consolidated balance sheet caption as of December 31, 2017:
Total per Schedule III	$1,097,964
Senior Secured Term Loan B Facility - unencumbered sites	776,658
Non-real estate related debt	11,630
Deferred financing costs and debt discount, net of amortization	(31,996)
Allocation of term loan to third-party managed sites excluded from Schedule III	18,631
Less: Construction loan	(19,671)
Less: Sale-leaseback financing obligations	(121,516)
Less: Capital lease obligations on real estate assets	(9,742)
Total mortgage notes and term loans per consolidated balance sheet	$1,721,958

(4) The aggregate cost for Federal tax purposes at December 31, 2017 of our real estate assets was approximately $2.0 billion.

(5) Includes real estate impairments recorded at the following locations:
Bettendorf, IA - $3.6 million
Vernon 3, CA - $0.4 million

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

(6) The following table summarizes the Company's real estate activity and accumulated depreciation for the years ended December 31:

	2017	2016	2015
Real Estate Facilities, at Cost:
Beginning Balance	$2,382,343	$2,379,980	$2,381,146
Capital expenditures	52,555	46,761	41,431
Acquisitions	27,958	8,922	—
Newly developed warehouse facilities	60,598	—	—
Disposition	(20,780)	(36,628)	(18,270)
Impairment	(9,473)	(9,820)	(5,711)
Conversion of leased assets to owned	—	(5,331)	9,058
Impact of foreign exchange rate changes	13,455	(1,541)	(27,674)
Ending Balance	2,506,656	2,382,343	2,379,980

Accumulated Depreciation:
Beginning Balance	(692,390)	(629,404)	(558,813)
Depreciation expense	(86,169)	(85,296)	(88,135)
Dispositions	11,143	21,885	13,376
Impact of foreign exchange rate changes	(2,590)	425	4,168
Ending Balance	(770,006)	(692,390)	(629,404)

Total Real Estate Facilities, Net at December 31	$1,736,650	$1,689,953	$1,750,576
The total real estate facilities amounts in the table above include $90.5 million, $91.6 million and $98.4 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2017, 2016 and 2015, respectively. The Company does not hold title in these assets under sale-leaseback agreements. During the year ending December 31, 2017, the Company acquired a new facility for a total cost of $31.9 million, which included $3.9 million of intangible assets associated with an in-place lease. In addition, the Company disposed of two idle and one operational facilities with a net book value of $9.2 million for an aggregate amount of $9.2 million. As of December 31, 2017, the Company held for sale an idle facility of the Warehouse segment with a carrying amount of $2.6 million, which is included in "Property, plant, and equipment – net" in the accompanying consolidated balance sheet.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2017
(In thousands of U.S. dollars, as applicable and unless noted)

(7) Reconciliation of the Company's real estate activity and accumulated depreciation and depletion for the years ended December 31, 2016 to Schedule III:
Total real estate facilities gross amount per Schedule III	$2,225,905
Plus: Refrigeration equipment	247,823
Less: Quarry assets	(13,164)
Plus: CIP on real estate	46,092
Real estate facilities, at cost - ending balance	$2,506,656

Accumulated depreciation and depletion per Schedule III	$(624,217)
Plus: Refrigeration equipment	(148,457)
Less: Quarry assets	2,668
Accumulated depreciation and depletion - ending balance	$(770,006)

CHINA MERCHANTS AMERICOLD LOGISTICS COMPANY LIMITED

Report of Independent Auditors
The Board of China Merchants Americold Logistics Company Limited and Subsidiaries:
We have audited the accompanying consolidated financial statements of China Merchants Americold Logistics Company Limited, which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the periods ended December 31, 2017, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Merchants Americold Logistics Company Limited at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the periods ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young Hua Ming LLP
Shenzhen, the People’s Republic of China
March 10, 2018

China Merchants Americold Logistics Company Limited
Consolidated Balance Sheets

		As of December 31,
	Note	2017	2016
		(In RMB)
Assets

Cash and cash equivalents	4	51,624,524	82,131,749
Accounts receivable – net (including RMB652,430 and RMB135,483 due from related parties)	5	41,742,834	40,974,353
Inventory – net	6	3,028,301	2,986,533
Prepayment and other current assets (including RMB38,388,259 and RMB14,161,361 due from related parties)	7	75,726,711	63,740,374

Total current assets		172,122,370	189,833,009

Property, plant and equipment and prepaid land lease – net	8	85,282,593	101,048,131
Construction in process	9	-	319,545
Goodwill		103,473,812	103,473,812
Intangible assets – net		9,578	13,165
Total non-current assets		188,765,983	204,854,653

Total assets		360,888,353	394,687,662

China Merchants Americold Logistics Company Limited
Consolidated Balance Sheets (Continued)

		As of December 31,
	Note	2017	2016
		(In RMB)
Liabilities and shareholders’ equity

Liabilities:

Accounts payable (including RMB372,186 and RMB2,066,367 due to related parties)		30,256,897	17,199,618
Short-term loans from related parties	10	47,919,060	89,876,300
Accrued expenses and other liabilities (including RMB115,964,253 and RMB87,613,588 due to related parties)	7	145,128,941	134,016,967

Total current liabilities		223,304,898	241,092,885

Other non-current liabilities		14,608,921	14,194,006

Total non-current liabilities		14,608,921	14,194,006

Total liabilities		237,913,819	255,286,891

Shareholders’ equity:

Share capital - Ordinary shares (US$1 par value, 50,000 shares authorized, 10,000 issued and outstanding as of December 31, 2017 and 2016)		6,773	6,773
Additional paid-in capital		380,443,989	380,443,989
Accumulated deficit		(292,125,147)	(275,378,502)
Accumulated other comprehensive income	12	34,648,919	34,328,511

Total shareholders’ equity		122,974,534	139,400,771

Total liabilities and shareholders’ equity		360,888,353	394,687,662

China Merchants Americold Logistics Company Limited
Consolidated Statements of Comprehensive Loss

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)
Revenues
Warehouse service revenues		133,895,098	126,235,102	104,847,499
Transportation service revenues (including RMB3,387,553, nil and nil, respectively from related parties)		108,331,228	94,306,733	91,149,199
Other revenues (including RMB13,340,873, RMB8,469,662 and RMB7,452,462, respectively from related parties)		18,998,716	11,510,251	50,938,830
Total Revenues		261,225,042	232,052,086	246,935,528

Costs of revenues:

Warehouse service costs (including RMB13,297,772, RMB9,299,156 and RMB7,439,193, respectively to related parties)		(118,811,016)	(117,535,042)	(98,122,284)
Transportation service costs (including RMB274,090, nil and nil, respectively to related parties)		(102,888,962)	(92,802,198)	(88,789,997)
Costs of other revenues		(3,902,750)	(2,134,146)	(48,960,504)
Total costs of revenues		(225,602,728)	(212,471,386)	(235,872,785)

Operating (expenses) income:
General and administrative expenses (including RMB6,069,886, RMB6,200,309 and RMB2,744,032, respectively to related parties)		(49,586,034)	(33,528,366)	(30,898,653)
Other operating income – net	13	99,959	718,712	725,314

Total operating expenses		(49,486,075)	(32,809,654)	(30,173,339)

Other (expense) income:
Interest expense (including RMB2,656,542, RMB3,367,505 and RMB3,320,273, respectively to related parties)		(5,058,845)	(4,277,797)	(6,575,627)
Interest income (including RMB83,088, nil and nil, respectively from related parties)		213,713	119,922	89,634
Foreign exchange gain (loss)		1,503,868	(964,556)	(820,764)
Gain (loss) from disposal of properties (including RMB286,771, nil and nil, respectively from related parties)		458,380	457,558	(1,460,503)
Total other expense		(2,882,884)	(4,664,873)	(8,767,260)

China Merchants Americold Logistics Company Limited
Consolidated Statements of Comprehensive Loss (Continued)

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)

Loss before income tax		(16,746,645)	(17,893,827)	(27,877,856)

Income tax benefit	11	-	-	85,350

Net loss		(16,746,645)	(17,893,827)	(27,792,506)

Other comprehensive income - net of tax:

Change in unrealized net gain on foreign currency		320,408	353,387	603,081

Total other comprehensive income - net of tax		320,408	353,387	603,081

Total comprehensive loss		(16,426,237)	(17,540,440)	(27,189,425)

China Merchants Americold Logistics Company Limited
Consolidated Statements of Shareholders’ Equity

(In RMB)	Share capital	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total equity

Balance - January 1, 2015	6,773	371,773,989	33,372,043	(229,692,169)	175,460,636
Capital contribution from shareholders	-	8,670,000	-	-	8,670,000
Loss for the year	-	-	-	(27,792,506)	(27,792,506)
Other comprehensive income	-	-	603,081	-	603,081
Balance - December 31, 2015	6,773	380,443,989	33,975,124	(257,484,675)	156,941,211
Loss for the year	-	-	-	(17,893,827)	(17,893,827)
Other comprehensive income	-	-	353,387	-	353,387
Balance - December 31, 2016	6,773	380,443,989	34,328,511	(275,378,502)	139,400,771
Loss for the year	-	-	-	(16,746,645)	(16,746,645)
Other comprehensive income	-	-	320,408	-	320,408
Balance - December 31, 2017	6,773	380,443,989	34,648,919	(292,125,147)	122,974,534

China Merchants Americold Logistics Company Limited
Consolidated Statements of Cash Flows

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)

Operating activities:

Net loss		(16,746,645)	(17,893,827)	(27,792,506)

Adjustments to reconcile net loss to net cash provided by operating activities:

Allowances for doubtful debts		18,988,276	433,520	459,493
Depreciation and amortization		26,960,659	27,193,789	26,901,787
(Gain) loss from disposal of properties		(458,380)	(457,558)	1,460,503
Foreign exchange (gain) loss		(1,504,543)	964,556	(864,602)
Deferred tax benefit		-	-	(85,350)

Changes in operating assets and liabilities:

(Increase) decrease in inventories		(41,768)	(184,050)	26,442,161
(Increase) decrease in accounts receivable		(356,628)	14,003,067	(14,847,916)
(Increase) decrease in prepayment and other current assets		(31,066,059)	2,352,896	23,579,360
Increase (decrease) in accounts payable		13,057,279	(15,829,031)	(1,102,387)
Increase in accrued expenses and other liabilities		11,111,974	66,340,456	5,745,756
Increase (decrease) in other non-current liabilities		414,915	(1,150,563)	(5,604,965)

Net cash provided by operating activities		20,359,080	75,773,255	34,291,334

Investing activities:

Proceeds from the sale of property, plant and equipment		994,848	5,091,874	2,711,875
Purchase of property, plant and equipment		(11,408,455)	(13,460,398)	(7,875,987)

Net cash used in investing activities		(10,413,607)	(8,368,524)	(5,164,112)

China Merchants Americold Logistics Company Limited
Consolidated Statements of Cash Flows (Continued)

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)

Financing activities:

Cash receipts from shareholders’ contribution		-	-	8,670,000
Proceeds from borrowings		40,000,000	29,876,300	60,000,000
Repayments for borrowings		(80,000,000)	(40,073,252)	(88,089,503)

Net cash used in financing activities		(40,000,000)	(10,196,952)	(19,419,503)

Net (decrease) increase in cash and cash equivalents		(30,054,527)	57,207,779	9,707,719
Effect of foreign currency translation on cash and cash equivalents		(452,698)	(394,828)	286,902
Cash and cash equivalents: Beginning of period	4	82,131,749	25,318,798	15,324,177

End of period	4	51,624,524	82,131,749	25,318,798

Supplemental disclosures of cash flows information:

Interest paid		(4,400,573)	(3,411,059)	(4,179,004)

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements
December 31, 2017, 2016, 2015

1.	ORGANIZATION
The Company
China Merchants Americold Logistics Company Limited (the “Company”) was incorporated as a limited liability company incorporated under the laws of British Virgin Islands (“BVI”) on January 20, 2010. The principal activities of the Company and its subsidiaries (collectively referred to as the “Group”) are provision of cold chain transportation and warehousing services in the People’s Republic of China (“PRC”).
The immediate holding company is Smart Ally Holdings Limited, a limited liability company incorporated in BVI and the ultimate holding company is China Merchants Group Limited, a state-owned enterprise registered in the PRC.
The address of the registered office of the Company is P. O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.
Details of the Company’s subsidiaries as of December 31, 2017 and December 31, 2016 were as follows:

Company	Share Capital/Paid in Capital	Place of Establishment	Percentage of Ownership by the Company	Principal Activities

China Merchants Americold Logistics (Hong Kong) Company Limited	HK$1	Hong Kong	100%	Investment holding

China Merchants Americold Logistics (Wuhan) Company Limited	US $1,000,000	PRC	100%	Development and operation of cold chain transportation and warehouse

Kangxin Logistics (Tianjin) Company Limited	US $8,789,300	PRC	100%	Development and operation of cold chain transportation and warehouse

Shenzhen China Merchants Americold Supply Chain Company Limited(Formerly, Shenzhen China Merchants Americold Trading Company Limited)	RMB30,000,000 (2016: RMB5,000,000)	PRC	100%	Domestic trading and electronic commerce

China Merchants Americold Logistics (Zhengzhou) Company Limited	US $1,000,000	PRC	100%	Development and operation of cold chain transportation and warehouse
There consolidated financial statements are presented in Renminbi (“RMB”), unless otherwise stated.
Ownership
As of December 31, 2017, the Company’s shareholders are Smart Ally Holdings Limited and Americold Logistics Hong Kong Limited, which owns 51% and 49% of the Company’s shares, respectively.
The ultimate holding company of Smart Ally Holdings Limited and Americold Logistics Hong Kong Limited are China Merchants Group Limited and Americold Reality Trust, respectively.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

1.	ORGANIZATION (Continued)
Business and Industry Information
The Group has a large national presence in temperature-controlled warehousing business in mainland China. The Company directly or through certain subsidiaries, provides supply chain management solutions to food and wine manufacturers and retailers who require multi-temperature storage, handing, and distribution capability for their products. Service offerings include: (i) rental, storage and warehouse services; (ii) transportation services; (iii) sale of goods.
The Company, which is headquartered in Shenzhen China, operates 8 temperature-controlled warehouses, located in Tianjin, Beijing, Shanghai, Guangzhou, Qingdao, Suzhou, Zhengzhou and Wuhan, China.
As of December 31, 2017, the Group had approximately 235 employees.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
The Group experienced a net loss of RMB16,746,645 for the year ended December 31, 2017, and at December 31, 2017, the Group had net current liabilities of RMB51,182,528. China Merchants Logistics Holding Co, .Ltd, the entity controlled by the same ultimate controlling party, has confirmed its intention to provide continuing financial support so as to enable the Company both to meet its liabilities as they fall due and to carry on its business without a significant curtailment of operations. Therefore, the consolidated financial statements were prepared on a going concern basis. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, impairment of goodwill and long-lived assets, useful lives of property, plant and equipment and intangible assets, realization of deferred tax assets, asset retirement obligations and contingencies. Actual results could differ from those estimates.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property, Plant and Equipment and Prepaid Land Lease
Property, plant and equipment and prepaid land lease are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Useful lives ranges are as follows:

Items

Prepaid land lease	50 years
Buildings and improvements
-Warehouse building and improvements	20-30 years
-Other buildings and improvements	20-30 years
Machinery and equipment
-Goods shelves	5-20 years
-Other machinery and equipment	3-5 years
Periodically reviews are in place for the appropriateness of the estimated useful lives of its long-lived assets.
Interest and other costs on borrowings to finance the construction of property, plant and equipment are capitalized during the period of time that is required to complete and prepare the asset for its intended use.
Cost of normal maintenance and repairs and minor replacements are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in the “gain (loss) from disposal of properties” line on the accompanying consolidated statements of comprehensive loss.
Construction in progress represents buildings and related premises under construction, which is stated at actual construction cost less any impairment loss. Construction in progress is transferred to the respective category of property and equipment when completed and ready for its intended use.
Other intangible assets
Other intangible assets represent computer software with useful lives of 5 to 10 years, and are derecognized on disposal, or when no future economic benefits are expected from use or disposal. Gains or losses arising from derecognition of other intangible assets are measured at the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in consolidated statements of comprehensive loss in the period when the asset is derecognized.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impairment of Long-Lived Assets Other Than Goodwill
The Group reviews its long-lived assets for impairment when events or changes in circumstances (such as decreases in operating income and declines in occupancy) indicate that the carrying amounts may not be recoverable. A comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to their carrying amounts. If the carrying amounts of the long-lived assets exceed the sum of the expected future undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the estimated fair value of the long-lived assets. The Group determined that individual warehouse properties constitute the lowest level of independent cash flows for purposes of considering possible impairment.
Goodwill
The Group evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Group compares the fair value of its reporting units to its carrying amounts, including goodwill. The Group estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows. Future cash flows are estimated based upon varying economic assumptions. Significant assumptions are revenue growth rates, costs, operating expenses and capital expenditure. The assumptions are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current and potential future economic situations.
If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, and impairment loss would be calculated by comparing the implied fair value of goodwill to the reporting unit’s carrying amount. The excess of the fair value of the reporting unit over the amount assigned for fair value to its other assets and liabilities is the implied fair value of goodwill.
There was no impairment loss recognized in 2017, 2016 and 2015.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash and Cash Equivalents
Cash and cash equivalents primarily consist of cash, demand deposit, and time deposits with original maturities of three months or less from the date of purchase.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Group considers many factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history and credit-worthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value of slow-moving merchandise and damaged goods, depending upon factors such as historical and forecasted consumer demand, and promotional environment. The Group takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the consolidated statements of comprehensive loss.
Revenue Recognition
Revenue for the Group includes storage and warehouse services (collectively, “Warehouse Revenue”), transportation services (“Transportation Revenue”) and revenue from the sales of products (“Other Revenue”).
The Group recognizes revenue in accordance with ASC topic 605 (“ASC 605”), Revenue Recognition. Revenue is recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.
Warehouse Revenue
Rent, storage and warehouse services revenue are recognized as services are provided. Customers may be charged in advance. Storage revenue is initially deferred and recognized ratably over the storage period. Warehouse services revenue is recognized as services are performed.
Transportation Revenue
The Company and its subsidiaries record transportation revenue and expenses upon delivery of the product. As the principal in the arrangement of transportation services for the customers, revenues and expenses are presented on the gross basis.
Other Revenue
Other Revenue primarily includes the sales of products which are recognized when the goods are delivered to the customers.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases
Leases are classified at the inception date as either a capital lease or an operating lease. A lease is a capital lease if any of the following conditions exists:
(a) transfer of ownership. The title to the leased property is transferred to the lessee by the end of the lease term;
(b) there is a bargain purchase option;
(c) the lease term is at least 75% of the property’s estimated remaining economic life; or
(d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date, less any related investment tax credit retained by the lessor and expected to be realized. This criterion is not applicable if 75% or more of the leased asset’s estimated economic life has elapsed as of the beginning of the lease term.
A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.
The Group had no capital leases for any of the years presented.
Foreign Currency
The Group’s consolidated financial statements are presented in RMB, which is also the parent company’s functional currency. For each entity, the Group determines the functional currency and items included in the financial statements of each entity are measured using that functional currency.
The local currency is the functional currency for the operations in mainland China and Hong Kong. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains and losses arising from the translation of accounts from the functional currency into RMB are included as a separate component of shareholders’ equity in accumulated other comprehensive income until a partial or complete liquidation of the Group’s net investment in the foreign operation.
Subsidiaries may enter into transactions that are denominated in a currency other than the Group’s functional currency. These transactions are initially recorded in the functional currency of the subsidiary based on the applicable exchange rate in effect on the date of the transaction. On a monthly basis, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the measurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations of foreign subsidiary as a component of foreign exchange gain or loss.
Foreign currency transaction gains and losses resulting from the measurement of long-term intercompany loans or capital reserves denominated in currencies other than a subsidiary’s functional currency are recognized as a component of accumulated other comprehensive income if a repayment of these loans is not anticipated. Foreign currency transaction gains and losses on the measurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of non-operating income.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Current and deferred income tax
The tax expense for the period comprises current and deferred tax. Tax is recognized in the consolidated statements of comprehensive loss, except to the extent that it relates to items recognized in other comprehensive loss or directly in equity.
Deferred tax
Deferred income tax is recognized, using the liability approach, on temporary differences arising on the initial recognition of an acquired assets or liabilities. If the amount paid when acquiring a single-asset differs from its tax basis, the consideration paid is allocated between the asset and deferred tax effect. In this case, a simultaneous equation is used to determine the amount of the deferred tax and the value of the asset acquired.
Deferred income tax is determined using tax rate (and laws) that have been enacted by the end of the reporting period date and are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled.
Deferred tax assets are recognized in full and a valuation allowance is separately recognized to the extent it is more likely than not that the deferred tax asset will not be realized.
The measurement of deferred tax liabilities and assets reflects the tax consequences that would follow from the manner in which the Group expects, at the end of the reporting period, to recover or settle the carrying amount of its assets and liabilities.
Uncertain tax positions
The Group applies ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes. ASC 740 prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. The Group has recorded unrecognized tax benefits in the other non-current liabilities line item in the accompanying consolidated balance sheets. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of “income tax expense”, in the consolidated statements of comprehensive loss.
The Group’s estimated liability for unrecognized tax benefits and the related interest and penalties are periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, changes and/or developments with respect to tax audits, and expiration of the statute of limitations. The actual benefits ultimately realized may differ from the Group’s estimates. As each audit is concluded, adjustments, if any, are recorded in the Group’s consolidated financial statements. Additionally, in future periods, changes in facts and circumstances, and new information may require the Group to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which they occur.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of the Group during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the consolidated balance sheets, includes the cumulative foreign currency translation adjustments.
Contingencies
The Group records accruals for certain of its outstanding legal proceedings or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Group evaluates, developments in legal proceedings or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Group discloses the amount of the accrual if it is material.
When a loss contingency is not both probable and estimable, the Group does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Group discloses an estimate of the loss or range of loss, if such estimate can be made and material, or states that such estimate is immaterial if it can be estimated but immaterial, or discloses that an estimate cannot be made. The assessments of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involve complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any.
Assets Retirement Obligation
The Group incurs retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value under operating expenses.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments
Financial instrument of the Group primarily includes cash and cash equivalents, accounts receivable, short-term loans, long-term loans, amounts due to a related party, amounts due from a related party, and certain accrued liabilities and other current liabilities. As of December 31, 2017 and 2016, the carrying values of these financial instruments, other than the long-term loans, approximated their fair values due to the short-term maturity of these instruments. The carrying values of the long-term loans approximate their fair values, as the loans bear interest at rates determined based on the prevailing interest rates in the market.
The Group applies ASC 820 in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace;
Level 3 — Unobservable inputs which are supported by little or no market activity.
ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) Market approach; (2) Income approach and (3) Cost approach.
The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.
When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.
Government Grants
Government grants primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. For certain government grants, there are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. The government grants of non-operating nature with no further conditions to be met are recorded as non-operating income when received. The government grants with certain operating conditions are recorded as liabilities when received and will be recorded as operating income when the conditions are met.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Employee Benefits
Pension obligations
The Group participates in the employee retirement benefits plan of the respective municipal government in various places in the PRC where the Group operates. The Group is required to make monthly contributions calculated as a percentage of the monthly payroll costs and the respective municipal government undertakes to assume the retirement benefit obligations of all existing and future retired employees of the Group. The Group's contributions to the schemes are expensed as incurred.
Termination obligations
Termination benefits are payable when employment is terminated by the Group before the normal retirement date, or whenever an employee accepts voluntary redundancy in exchange for these benefits. The Group recognizes termination benefits when it is demonstrably committed to a termination when the entity has a detailed formal plan to terminate without possibility of withdrawal; or providing termination benefits as a result of an offer made to encourage voluntary redundancy. Benefits falling due more than 12 months after the end of the reporting period are discounted to present value.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting Pronouncements Recently Adopted
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330) modifying the accounting for inventory. Under this ASU, the measurement principle for inventory changed from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Group adopted this ASU on January 1, 2017 with no material impact to our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Group adopted this guidance prospectively on January 1, 2017.
In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled to in exchange for goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the effective date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 issued in May 2014. According to ASU 2015-14, the new revenue guidance ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2018. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU 2014-09. Even though the Group is a Public Business Entity because the Group’s financial statements are included in another entity’s SEC filing, the Group will apply the new revenue standard beginning January 1, 2019. The Group has set up an implementation schedule and is currently in the process of analyzing each of the Group’s revenue streams in accordance with the new revenue standard to determine the impact on the Group’s consolidated financial statements. The Group plans to continue the evaluation, analysis, and documentation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2018 as the Group works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Group plans to adopt this ASU beginning on January 1, 2019. The Group is currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Group is in the process of evaluating the impact of the Update on its consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory, amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Group does not expect adoption of the ASU on January 1, 2018 to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Group does not expect adoption of the ASU on January 1, 2018 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

3.	RISK AND CONCENTRATION
Concentration of Credit Risk
The Group’s credit risk arises from cash and cash equivalents, accounts receivables, prepayment and other current assets. The carrying amounts of these assets represent the maximum amount of loss due to credit risk.
Under PRC law, it is generally required that a commercial bank in the PRC that holds third-party cash deposits protect the depositors’ rights over and interests in their deposited money; PRC banks are subject to a series of risk control regulatory standards; and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis. In the event of bankruptcy of one of the financial institutions in which the Group has deposits or investments, it may be unlikely to claim its deposits or investments back in full. The Group selected reputable financial institutions with high credit ratings to deposit its assets. The Group regularly monitors the ratings of the financial institutions in case of any defaults. There has been no recent history of default in relation to these financial institutions.
Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring of outstanding balances. The Group regularly reviews the creditworthiness of its customers, and requires collateral from its customers in certain circumstances when accounts receivables become long overdue. The Group has no significant concentrations of credit risk with respect to its customers, as customers usually pay in three months.
Concentration of Customers
One customer has accounted for more than 10% of net revenues in the years ended December 31, 2017, 2016 and 2015. The following table summarized the top 5 customers of the Group:

Customer	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Customer A	54,678,136	61,884,170	42,492,994
Customer B	16,331,199	17,105,151	2,169,267
Customer C	15,334,310	12,377,808	7,477,239
Customer D	14,647,058	20,827,768	13,083,304
Customer E	12,348,579	17,445,286	10,533,491
Foreign exchange risk
The Group mainly operates in the PRC with most of the transactions settled in RMB. Since the majority of the bank balances and cash in each of the Group's entities are denominated in the functional currencies of the respective group’s entities, the directors of the Company considered that the Group has no material foreign exchange risk.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

3.	RISK AND CONCENTRATION (Continued)
Fair value interest rate risk and cash flow interest rate risk
The Group's interest rate risk mainly arises from interest-bearing borrowings, bank deposits, loans from a fellow subsidiary and advances to a third party. Bank borrowings issued at variable rates as well as bank deposits expose the Group to cash flow interest rate risk whilst loans from a fellow subsidiary and advances to a third party at a fixed rate expose the Group to fair value interest rate risk.
The Group adopts a policy of maintaining an appropriate mix of fixed and floating rate borrowings which is achieved primarily through the contractual terms of borrowings. The position is regularly monitored and evaluated by reference of anticipated changes in market interest rate. The Group did not use any interest rate swap to hedge its interest rate risk during the year.
At December 31, 2017, the Group was not exposed to cash flow interest rate risk since there was no variable-rate bank borrowings and bank deposits.

4.	CASH AND CASH EQUIVALENTS

	As of December 31,
	2017	2016
	RMB	RMB

Cash at bank and on hand	51,624,524	82,131,749

5.	ACCOUNTS RECEIVABLE
Accounts receivable and the related allowance for doubtful accounts were summarized as follows:

	As of December 31,
	2017	2016
	RMB	RMB

Accounts receivable	42,183,903	41,827,275
Allowance for doubtful accounts	(441,069)	(852,922)
Accounts receivable, net	41,742,834	40,974,353

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

6.	INVENTORY, NET

	As of December 31,
	2017	2016
	RMB	RMB

Raw materials	162,780	298,447
Merchandise stocks	2,865,521	2,688,086
Inventory, net	3,028,301	2,986,533

7.	PREPAYMENTS AND OTHER CURRENT ASSETS, ACCRUED EXPENSE AND OTHER LIABILITIES
Prepayments and other current assets consisted of the following:

	As of December 31,
	2017	2016
	RMB	RMB

Due from related parties	38,388,259	14,161,361
Prepayment	8,048,543	27,906,090
Others	29,289,909	21,672,923
	75,726,711	63,740,374
Accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2017	2016
	RMB	RMB

Due to related parties	115,964,253	87,613,588
Accrued expense	10,650,215	24,807,857
Guarantee deposit	8,773,978	6,593,421
Salary payable	5,110,855	5,555,095
Other taxes payable	2,331,079	2,655,217
Others	2,298,561	6,791,789

	145,128,941	134,016,967

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

8.	PROPERTY ,PLANT AND EQUIPMENT AND PREPAID LAND LEASE, NET
Property, plant and equipment and prepaid land lease consisted of the following:

	As of December 31,
	2017	2016
	RMB	RMB

Prepaid land lease	6,403,105	6,403,105
Buildings and improvements	157,232,138	149,620,297
Machinery and equipment	67,679,437	67,558,298

Total	231,314,680	223,581,700
Less: accumulated depreciation	(146,032,087)	(122,533,569)

	85,282,593	101,048,131
Depreciation expenses were RMB26,957,072, RMB27,190,201 and RMB26,901,787 for the years ended December 31, 2017, 2016 and 2015, respectively.

9.	CONSTRUCTION IN PROCESS
For the year ended December 31, 2017 and 2016, no interest expense was capitalized in the construction-in-progress balance.

RMB

January 1, 2016	6,813,132
Increase	5,108,094
Decrease	(11,601,681)

December 31, 2016	319,545

Increase	-
Decrease	(319,545)

December 31, 2017	-

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

10.	BORROWINGS
Loans, except intergroup borrowings, consisted of the following:

		As of December 31,
		2017	2016
	Note	RMB	RMB

Short-term loans from related parties (i)	14C	47,919,060	89,876,300

(i)	As of December 31, 2017 and 2016, the short-term other borrowing bore a weighted average interest of 2.11% and 3.07% per annum, respectively.

As of December 31, 2017, the maturity profile of these borrowings are as follows:

RMB

Within one year	47,919,060

11.	TAXATION
BVI

Under the current laws of the BVI, subsidiaries in BVI are not subject to tax on income or capital gains. In addition, upon payments of dividends by these companies to their shareholders, no BVI withholding tax will be imposed.

Hong Kong

Under the Hong Kong tax laws, subsidiaries in Hong Kong are subject to the Hong Kong profits tax rate at 16.5% and they are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

China

The applicable rate for China entities is subject to the PRC enterprise income tax at the rate of 25% for the period since 2008, unless a preferential enterprise income tax rate is otherwise stipulated.

Dividends paid by PRC subsidiaries of the Group out of the profits earned after December 31, 2007 to non-PRC tax resident investors would be subject to PRC withholding tax. The withholding tax would be 10%, unless a foreign investor’s tax jurisdiction has a tax treaty with China that provides for a lower withholding tax rate and the foreign investor is qualified as a beneficial owner under the relevant tax treaty.

In general, for circumstances not being tax evasion, the PRC tax authorities will conduct examinations of the PRC entities’ tax filings of up to five years. Accordingly, the PRC entities’ tax years from 2012 to 2017 remain subject to examination by the tax authorities.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
11. TAXATION (Continued)
Income tax benefit comprised:

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Deferred tax benefit	-	-	85,350
Reconciliation between the amount of income tax expenses and the amount computed by applying the statutory tax rate to income before income taxes was as follows:

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Loss before tax	16,746,645	17,893,827	27,877,856
Income tax at applicable tax rate of 25%	4,186,661	4,473,457	6,969,464
Non-deductible expenses	(1,341,818)	(2,817,575)	(1,197,520)
Unrecognized tax benefits	(3,318,533)	(1,918,383)	(6,078,565)
Different tax rates of subsidiaries operating in other jurisdiction	(1,402,325)	(213,805)	(151,096)
Tax losses utilized from previous periods	1,876,015	378,630	83,204
Others	-	97,676	459,863
	-	-	85,350
The components of deferred taxes were as follows:

	As of December 31,
	2017	2016
	RMB	RMB

Deferred tax assets
- Asset retirement obligation	3,484,923	3,202,413
- Taxable loss	5,585,002	19,042,085
- Less, valuation allowance	(7,325,148)	(20,360,042)

Total deferred tax assets – net	1,744,777	1,884,456

Deferred tax liabilities
Business combination	1,744,777	1,884,456

Total deferred tax liabilities	1,744,777	1,844,456

Deferred tax liabilities, net*	-	-
*As at December 31, 2017 and 2016, deferred tax assets of RMB1,744,777 and RMB1,884,456 have been offset against deferred tax liabilities.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
11. TAXATION (Continued)
The operating loss carryforwards will expire as follows:

As of December 31
2017
RMB

2018	5,169,809
2019	9,060,331
2020	8,109,871
22,340,011

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments
RMB

Balance as of December 31, 2014	33,372,043

Other comprehensive income	603,081

Balance as of December 31, 2015	33,975,124

Other comprehensive income	353,387

Balance as of December 31, 2016	34,328,511

Other comprehensive income	320,408

Balance as of December 31, 2017	34,648,919

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

13.	OTHER OPERATING INCOME - NET

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Government grants	-	514,000	1,840,075
Compensation expenses	-	(13,874)	(1,298,372)
Other gains	99,959	218,586	183,611

Total	99,959	718,712	725,314

14.	RELATED PARTY TRANSACTIONS

A.	Related Parties

No.	Name of Related Parties	Relationship with the Group

1	China Merchants Group Limited	The ultimate holding company
2	Smart Ally Holdings Limited	The immediate holding company
3	Americold Logistics Hong Kong Limited	Shareholder of the Group
4	Americold Realty Trust	Shareholder of the Group
5	China International Marine Containers (Group) Limited	A company controlled by the same ultimate controlling party
6	China Merchants (Shenzhen) Import Commodity Company Limited	A company controlled by the same ultimate controlling party
7	China Merchants Americold (Hong Kong) Holdings Company Limited	A company controlled by the same ultimate controlling party
8	China Merchants Capital Management Company Limited	A company controlled by the same ultimate controlling party
9	China Merchants China Investment Management Company Limited	A company controlled by the same ultimate controlling party
10	China Merchants Cold Chain Logistics (Hong Kong) Company Limited	A company controlled by the same ultimate controlling party
11	China Merchants Container Services Company Limited	A company controlled by the same ultimate controlling party
12	China Merchants Group Financial Company Limited	A company controlled by the same ultimate controlling party
13	China Merchants Haitong Trade Company Limited	A company controlled by the same ultimate controlling party
14	China Merchants International Cold Chain (Shenzhen) Company Limited	A company controlled by the same ultimate controlling party

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)

15	China Merchants Logistics Group Chengdu Company Limited	A company controlled by the same ultimate controlling party
16	China Merchants Logistics Group Hubei Company Limited	A company controlled by the same ultimate controlling party
17	China Merchants Logistics Holding Company Limited	A company controlled by the same ultimate controlling party
18	China Merchants Logistics Holding Guangzhou Company Limited	A company controlled by the same ultimate controlling party
19	China Merchants Logistics Holding Tianjin Company Limited	A company controlled by the same ultimate controlling party
20	China Merchants Logistics Holding Zhengzhou Company Limited	A company controlled by the same ultimate controlling party
21	China Merchants Logistics Shenzhen Company Limited	A company controlled by the same ultimate controlling party
22	China Merchants Loscam (Hong Kong) Company Limited	A company controlled by the same ultimate controlling party
23	China Merchants Port Service (Shenzhen) Company Limited	A company controlled by the same ultimate controlling party
24	China Merchants Property Development Company Limited	A company controlled by the same ultimate controlling party
25	China Merchants Shekou Holdings Company Limited	A company controlled by the same ultimate controlling party
26	China Merchants Shipping Enterprise Company Limited	A company controlled by the same ultimate controlling party
27	China Merchants Steam Navigation Company Limited	A company controlled by the same ultimate controlling party
28	Chiwan Container Terminal Company Limited	A company controlled by the same ultimate controlling party
29	Kang Xin Logistics (Harbin) Company Limited	A company controlled by the same ultimate controlling party
30	Loscam Packaging Equipment Leasing (Shanghai) Company Limited	A company controlled by the same ultimate controlling party
31	Qingdao Beer Merchants Logistics Company Limited	A company controlled by the same ultimate controlling party
32	Rich Products Tianjin Company Limited	A company controlled by the same ultimate controlling party
33	Shekou Container Terminals Company Limited	A company controlled by the same ultimate controlling party
34	Shenzhen Hikeen Projects Management Company Limited	A company controlled by the same ultimate controlling party
35	United Merchant (Beijing) Food Company Limited	A company controlled by the same ultimate controlling party
36	Sinotrans Shanghai Cold Chain Logistics Company Limited	A company controlled by the same ultimate controlling party
37	Sinotrans Shandong Company Limited Weihai Branch	A company controlled by the same ultimate controlling party
38	Sinotrans Changjiang Company Limited Suzhou Branch	A company controlled by the same ultimate controlling party

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)

B.	Related Party Transactions
The Group had the following related party transactions for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Transportation revenues
- China Merchants Logistics Holding Guangzhou Company Limited	1,070,899	-	-
- Sinotrans Shanghai Cold Chain Logistics Company Limited	929,561	-	-
- China Merchants Logistics Holding Tianjin Company Limited	562,645	-	-
- China Merchants Logistics Group Hubei Company Limited	509,927	-	-
- Sinotrans Changjiang Company Limited Suzhou Branch	140,408	-	-
- China Merchants Logistics Group Chengdu Company Limited	127,266	-	-
- Qingdao Beer Merchants Logistics Company Limited	46,847	-	-

	3,387,553	-	-

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)
B. Related Party Transactions

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Other revenues
- China Merchants International Cold Chain (Shenzhen) Company Limited	12,037,736	2,400,000	947,729
- Kang Xin Logistics (Harbin) Company Limited	800,000	1,200,000	2,400,000
- China Merchants (Shenzhen) Import Commodity Company Limited	503,137	198,238	1,296,306
- China Merchants Shekou Holdings Company Limited	-	3,968,132	-
- China Merchants Logistics Group Hubei Company Limited	-	197,683	-
- China Merchants Logistics Holding Company Limited	-	173,063	109,997
- China Merchants Logistics Group Chengdu Company Limited	-	135,484	-
- China Merchants Port Service (Shenzhen) Company Limited	-	111,590	76,821
- United Merchant (Beijing) Food Company Limited	-	85,472	1,736,083
- China Merchants China Investment Management Company Limited	-	-	388,099
- China International Marine Containers (Group) Limited	-	-	153,231
- Shekou Container Terminals Company Limited	-	-	125,492
- China Merchants Property Development Company Limited	-	-	56,872
- Chiwan Container Terminal Company Limited	-	-	53,979
- China Merchants Group Limited	-	-	35,884
- Shenzhen Hikeen Projects Management Company Limited	-	-	34,990
- China Merchants Capital Management Company Limited	-	-	12,779
- Others	-	-	24,200
	13,340,873	8,469,662	7,452,462

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)
B. Related Party Transactions

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Warehouse service costs
- China Merchants Logistics Holding Zhengzhou Company Limited	4,439,858	4,249,900	3,221,106
- Rich Products Tianjin Company Limited	4,387,368	2,704,988	-
- Loscam Packaging Equipment Leasing (Shanghai) Company Limited	2,092,760	35,388	-
- China Merchants International Cold Chain (Shenzhen) Company Limited	1,757,888	1,838,990	2,078,042
- China Merchants Loscam (Hong Kong) Company Limited	365,048	411,882	387,195
- China Merchants Logistics Holding Tianjin Company Limited	176,681	-	-
- China Merchants Container Services Company Limited	78,169	35,388	1,752,850
- China Merchants Logistics Group Hubei Company Limited	-	22,620	-
	13,297,772	9,299,156	7,439,193
Transportation service costs
- Sinotrans Shandong Company Limited Weihai Branch	216,486	-	-
- Sinotrans Shanghai Cold Chain Logistics Company Limited	57,604	-	-
	274,090	-	-

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)
B. Related Party Transactions

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

General and administrative expenses
- China Merchants Logistics Holding Company Limited	5,266,112	5,390,579	2,744,032
- China Merchants Logistics Shenzhen Company Limited	800,000	809,730	-
- China Merchants Group Financial Company Limited	3,774	-	-
	6,069,886	6,200,309	2,744,032
Interest expenses
- China Merchants Steam Navigation Company Limited	1,301,425	2,617,151	2,552,795
- China Merchants Logistics Holding Company Limited	920,750	702,726	767,478
- China Merchants Shipping Enterprise Company Limited	434,367	47,628	-
	2,656,542	3,367,505	3,320,273
Interest income
- China Merchants Group Financial Company Limited	83,088	-	-
Gain on disposal of property, plant and equipment
- China Merchants International Cold Chain (Shenzhen) Company Limited	286,771	-	-

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)

C.	Related Party Balances
The Group had the following related party balances as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	RMB	RMB

Loans from related parties:
- China Merchants Shipping Enterprise Company Limited	27,919,060	29,876,300
- China Merchants Logistics Holding Company Limited	20,000,000	-
- China Merchants Steam Navigation Company Limited	-	60,000,000
	47,919,060	89,876,300

Accounts receivable from related parties:
- China Merchants Logistics Holding Tianjin Company Limited	315,788	-
- Sinotrans Shanghai Cold Chain Logistics Company Limited	128,132	-
- China Merchants Logistics Holding Guangzhou Company Limited	113,504	-
- China Merchants Logistics Group Hubei Company Limited	95,006	-
- China Merchants Logistics Group Chengdu Company Limited	-	135,483
	652,430	135,483

Prepayment and other current assets from related parties:
- Rich Products Tianjin Company Limited	29,680,985	8,947,663
- Kang Xin Logistics (Harbin) Company Limited	5,237,628	2,769,137
- China Merchants Americold (Hong Kong) Holdings Company Limited	2,861,508	2,196,713
- China merchants Logistics Holding Zhengzhou Company Limited	606,527	246,126
- China Merchants Cold Chain Logistics (Hong Kong) Company Limited	1,611	1,722

	38,388,259	14,161,361

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)
14. RELATED PARTY TRANSACTIONS (Continued)
C. Related Party Balances

	As of December 31,
	2017	2016
	RMB	RMB

Accounts payable to related parties:
- Sinotrans Shandong Company Limited Weihai Branch	119,300	-
- China Merchants Logistics Holding Zhengzhou Company Limited	93,454	-
- China Merchants Loscam (Hong Kong) Company Limited	75,439	105,087
- Sinotrans Shanghai Cold Chain Logistics Company Limited	33,060	-
- China Merchants Logistics Holding Tianjin Company Limited	24,729	-
- China Merchants Container Services Company Limited	15,096	-
- China Merchants Logistics Holding Company Limited	4,774	987,400
- Loscam Packaging Equipment Leasing (Shanghai) Company Limited	6,334	-
- China Merchants Haitong Trade Company Limited.	-	973,880
	372,186	2,066,367

Accrued expenses and other liabilities to related parties:
- China Merchants International Cold Chain (Shenzhen) Company Limited	85,460,219	65,010,624
- China Merchants Logistics Holding Company Limited	22,575,697	17,662,550
- China Merchants Americold (Hong Kong) Holdings Company Limited	7,548,627	-
- Loscam Packaging Equipment Leasing (Shanghai) Company Limited	314,811	312,760
- Shenzhen Hikeen Projects Management Company Limited	30,000	-
- China Merchants Shipping Enterprise Company Limited	34,899	-
- Kang Xin Logistics (Harbin) Company Limited	-	4,340,000
- China Merchants (Shenzhen) Import Commodity Company Limited	-	287,654
	115,964,253	87,613,588

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

15.	RESTRICTED NET ASSETS
The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, in accordance with the company law of the PRC, a domestic enterprise is required to provide at least 10% of its annual after-tax profit to the statutory common reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.

In addition, foreign exchange and other regulation in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. The amount of net assets restricted was RMB8,487,086 as of December 31, 2017.

China Merchants Americold Logistics Company Limited
Notes to Consolidated Financial Statements (Continued)

16.	EMPLOYEE DEFINED CONTRIBUTION PLAN
Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were RMB6,069,654, RMB6,752,994 and RMB8,219,474 for the years ended December 31, 2017, 2016 and 2015, respectively.

17.	COMMITMENTS AND CONTINGENCIES
Operating lease commitments

As of December 31, 2017, the Group had future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as follows:

RMB

2018	45,793,871
2019	31,049,564
2020	22,891,458
2021	23,850,752
2022 and thereafter	24,926,795
148,512,440
Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The terms of the leases do not contain material rent escalation clauses or contingent rents. For the years ended December 31, 2017, 2016 and 2015, total rental expenses for all operating leases amounted to RMB64,986,569, RMB65,875,801 and RMB67,364,346, respectively.

18.	SUBSEQUENT EVENTS
The subsequent events have been evaluated through March 10, 2018, the date the financial statements were issued.

CHINA MERCHANTS AMERICOLD HOLDINGS COMPANY LIMITED

Report of Independent Auditors
The Board of China Merchants Americold Holdings Company Limited and Subsidiaries:
We have audited the accompanying consolidated financial statements of China Merchants Americold Holdings Company Limited, which comprise the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the periods ended December 31, 2017, and the related notes to the consolidated financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.
Auditor’s Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Merchants Americold Holdings Company Limited at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the periods ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young Hua Ming LLP
Shenzhen, the People’s Republic of China
March 10, 2018

China Merchants Americold Holdings Company Limited
Consolidated Balance Sheets

		As of December 31,
	Note	2017	2016
		(In RMB)

Assets

Cash and cash equivalents	4	5,950,981	7,159,482
Accounts receivable – net (including RMB7,511 and nil due from related parties)	5	10,497,844	10,417,431
Notes receivable – net	6	1,250,000	-
Inventory – net		-	26,325
Prepayment and other current assets (including RMB93,771,823 and RMB74,818,233 due from related parties)	7	98,225,962	83,934,077

Total current assets		115,924,787	101,537,315

Property, plant and equipment and prepaid land lease – net	8	159,780,522	104,647,887
Construction in process	9	15,349,264	68,115,417
Goodwill		2,236,012	2,236,012
Intangible assets – net	10	162,596	233,890
Deferred tax assets	11	4,398,228	4,613,296

Total non-current assets		181,926,622	179,846,502

Total assets		297,851,409	281,383,817

China Merchants Americold Holdings Company Limited
Consolidated Balance Sheets (Continued)

		As of December 31,
	Note	2017	2016
		(In RMB)

Liabilities and shareholders’ equity

Liabilities:

Accounts payable (including RMB733,281 and nil due to related parties)		3,972,292	2,015,388
Short-term loans (including loans from related parties of RMB30,000,000 and RMB50,000,000)	12	30,000,000	53,250,000
Accrued expenses and other liabilities (including RMB74,063,079 and RMB17,917,116 due to related parties)	7	88,271,898	27,379,659

Total current liabilities		122,244,190	82,645,047

Long-term loans	12	-	21,474,723
Other non-current liabilities		11,311,769	11,786,020

Total non-current liabilities		11,311,769	33,260,743

Total liabilities		133,555,959	115,905,790

Shareholders’ equity:

Share capital - Ordinary shares (US$1 par value, 50,000 shares authorized, 10,000 issued and outstanding as of December 31, 2017 and 2016)		6,773	6,773
Additional paid-in capital		214,907,072	214,907,072
Accumulated deficit		(84,884,824)	(83,255,819)
Accumulated other comprehensive income	13	17,300,731	17,651,715
Non-controlling interest		16,965,698	16,168,286

Total shareholders’ equity		164,295,450	165,478,027

Total liabilities and shareholders’ equity		297,851,409	281,383,817

China Merchants Americold Holdings Company Limited
Consolidated Statements of Comprehensive Income (Loss)

		For the Years Ended December 31,
		2017	2016	2015
		(In RMB)

Revenues	Note

Warehouse service revenues (including RMB7,097,448, RMB5,473,773 and RMB3,084,829, respectively from related parties)		61,669,593	54,469,385	42,729,621
Transportation service revenues		11,225,577	3,202,889	4,273,787
Other revenues (including nil, nil and RMB823,739, respectively from related parties)		10,168,005	4,019,630	5,127,574

Total revenues		83,063,175	61,691,904	52,130,982

Costs of revenues

Warehouse service costs (including RMB8,698,567, RMB6,579,460 and RMB11,727,851, respectively to related parties)		(40,299,408)	(36,558,998)	(34,382,630)
Transportation service costs		(10,637,161)	(2,972,238)	(3,824,895)
Costs of other revenues		(9,761,362)	(1,890,714)	(2,861,574)

Total costs of revenues		(60,697,931)	(41,421,950)	(41,069,099)

Operating (expenses) income

General and administrative expenses (including RMB14,240,802, RMB3,999,528 and RMB3,690,787, respectively to related parties)		(20,757,155)	(10,733,810)	(10,383,926)
Other operating income (expense) – net	14	516,172	672,777	(151,513)

Total operating expenses		(20,240,983)	(10,061,033)	(10,535,439)

China Merchants Americold Holdings Company Limited
Consolidated Statements of Comprehensive Income (Loss) (Continued)

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)

Other (expense) income

Interest expense (including RMB2,153,266, RMB2,180,959 and RMB2,186,041, respectively to related parties)		(2,243,635)	(2,267,105)	(2,346,448)
Foreign exchange (loss) gain		(1,013,275)	1,027,052	(684,708)
(Loss) gain from disposal of properties		(36,710)	(31,170)	5,387,834
Interest income (including RMB4,848, RMB17,291,669 and nil, respectively from related parties)		26,122	17,366,997	66,749

Total other (expense) income		(3,267,498)	16,095,774	2,423,427

(Loss) profit before income tax		(1,143,237)	26,304,695	2,949,871

Income tax expense	11	(854,447)	(594,689)	(404,740)

Net (loss) profit		(1,997,684)	25,710,006	2,545,131

Less: net (loss) profit attributable to non-controlling interest		(368,679)	7,187,994	1,242,853

Net (loss) profit attributable to shareholders of China Merchants Americold Holdings Company Limited		(1,629,005)	18,522,012	1,302,278

Other comprehensive income (loss) - net of tax

Change in unrealized gains (losses) on foreign currency	815,107	(770,978)	(1,195,844)

Total other comprehensive income (loss) - net of tax	815,107	(770,978)	(1,195,844)

Total comprehensive (loss) income	(1,182,577)	24,939,028	1,349,287

Less: comprehensive income attributable to non-controlling interest	797,411	6,058,078	155,987

Comprehensive (loss) income attributable to shareholders of China Merchants Americold Holdings Company Limited	(1,979,988)	18,880,950	1,193,300

China Merchants Americold Holdings Company Limited
Consolidated Statements of Shareholders’ Equity

	China Merchants Americold Holdings Company Limited’s Equity
(In RMB)	Share Capital	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total	Non-controlling interests	Total equity

Balance - January 1, 2015	6,773	206,577,072	(103,080,109)	17,401,754	120,905,490	9,954,222	130,859,712
Profit for the year	-	-	1,302,278	-	1,302,278	1,242,853	2,545,131
Other comprehensive loss	-	-	-	(108,977)	(108,977)	(1,086,867)	(1,195,844)
Capital contribution from shareholders	-	8,330,000	-	-	8,330,000	-	8,330,000
Balance - December 31, 2015	6,773	214,907,072	(101,777,831)	17,292,777	130,428,791	10,110,208	140,538,999
Profit for the year	-	-	18,522,012	-	18,522,012	7,187,994	25,710,006
Other comprehensive income (loss)	-	-	-	358,938	358,938	(1,129,916)	(770,978)
Balance - December 31, 2016	6,773	214,907,072	(83,255,819)	17,651,715	149,309,741	16,168,286	165,478,027
Loss for the year	-	-	(1,629,005)	-	(1,629,005)	(368,679)	(1,997,684)
Other comprehensive (loss) income	-	-	-	(350,984)	(350,984)	1,166,091	815,107
Balance - December 31, 2017	6,773	214,907,072	(84,884,824)	17,300,731	147,329,752	16,965,698	164,295,450

China Merchants Americold Holdings Company Limited
Consolidated Statements of Cash Flows

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)

Operating activities:

Net (loss) profit		(1,997,684)	25,710,006	2,545,131

Adjustments to reconcile net (loss) profit to net cash provided (used in) by operating activities:

Allowances for doubtful debts		10,741	70,730	79,765
Depreciation and amortization		12,880,579	13,130,918	11,320,688
Loss (gain) on disposal of properties		36,710	31,170	(5,387,834)
Foreign exchange loss (gain)		1,013,275	(1,027,052)	684,708
Deferred tax expense		215,068	476,741	404,740

Changes in operating assets and liabilities:

Decrease (increase) in inventories		26,325	(26,325)	-
(Increase) decrease in accounts receivable		(1,321,668)	(2,486,057)	163,718
Increase in prepayment and other current assets		(14,311,370)	(62,227,989)	(17,289,515)
Decrease in other non-current assets		-	31,389,100	-
Increase (decrease) in accounts payable		1,956,904	1,009,090	(153,847)
Increase (decrease) in accrued expenses and other liabilities		60,699,622	(1,086,537)	(4,196,945)
(Decrease) increase in other non-current liabilities		(474,251)	7,749,474	(2,483,615)

Net cash provided (used in) by operating activities		58,734,251	12,713,269	(14,313,006)

Investing activities:
Proceeds from sales of property, plant and equipment		564,524	2,850,192	7,120,659
Purchase of property, plant and equipment		(15,777,000)	(15,876,590)	(21,389,028)

Net cash used in investing activities		(15,212,476)	(13,026,398)	(14,268,369)

Financing activities:

Cash receipts from shareholder’s contribution		-	-	8,330,000
Proceeds from borrowings		50,000,000	-	77,374,723
Repayments for borrowings		(94,724,723)	(2,650,000)	(50,000,000)
Net cash (used in) provided by financing activities		(44,724,723)	(2,650,000)	35,704,723

China Merchants Americold Holdings Company Limited
Consolidated Statements of Cash Flows (Continued)

		For the Years Ended December 31,
	Note	2017	2016	2015
		(In RMB)

Net (decrease) increase in cash and cash equivalents		(1,202,948)	(2,963,129)	7,123,348
Effect of foreign currency translation on cash and cash equivalents		(5,553)	16,490	19,877
Cash and cash equivalents:
Beginning of period	4	7,159,482	10,106,121	2,962,896

End of period	4	5,950,981	7,159,482	10,106,121

Supplemental disclosures of cash flows information:

Income tax paid		(835,221)	(117,948)	-
Interest paid		(3,703,420)	(3,181,363)	(2,258,181)

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements

December 31, 2017, 2016 AND 2015
1. ORGANIZATION
The Company
China Merchants Americold Holdings Company Limited (the “Company”) was incorporated as a limited liability company incorporated under the laws of British Virgin Islands (“BVI”) on January 20, 2010. The principal activities of the Company and its subsidiaries (collectively referred to as the “Group”) are provision of cold chain transportation and warehousing services in the People’s Republic of China (“PRC”).

The immediate holding company is Smart Ally Holdings Limited, a limited liability company incorporated in BVI and the ultimate holding company is China Merchants Group Limited, a state-owned enterprise registered in the PRC.

The address of the registered office of the Company is P. O. Box 957, Offshore Incorporations Centre, Road Town, Tortola and British Virgin Islands.

Details of the Company’s subsidiaries at December 31, 2017 and December 31, 2016 were as follows:

Company	Share capital/Paid in capital	Place of establishment	Percentage of ownership by the Company	Principal activities

Asia Zone Investment Limited	US$1	BVI	100%	Investment holding

China Merchants Americold (Hong Kong) Holdings Company Limited	HK$1	Hong Kong	100%	Investment holding

China Merchants Cold Chain Logistics (China) Company Limited	US$1000	BVI	70%	Investment holding

China Merchants Cold Chain Logistics (Hong Kong) Company Limited	HK$1	Hong Kong	70%	Provision of cold chain transportation and warehousing services, PRC

China Merchants International Cold Chain (Shenzhen) Company Limited (“CMIC”)	US$5,000,000	PRC	70%	Provision of cold chain transportation and warehousing services, PRC

Kangxin Logistics (Harbin) Co.,Ltd. (“KXL Harbin”)	US$8,450,000	PRC	100%	Provision of cold chain transportation and warehousing services, PRC

Rich Products Tianjin Co.,Ltd (“Rich”)	US$5,000,000	PRC	100%	Provision of cold chain transportation and warehousing services, PRC

There consolidated financial statements are presented in Renminbi (“RMB”), unless otherwise stated.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
1. ORGANIZATION (Continued)
Ownership
As of December 31, 2017, the Company’s shareholders are Smart Ally Holdings Limited and Americold Realty Hong Kong Limited, which owns 51% and 49% of the Company’s shares, respectively.

The ultimate holding company of Smart Ally Holdings Limited and Americold Realty Hong Kong Limited are China Merchants Group Limited and Americold Realty Trust, respectively.

Business and Industry Information

The Group has a large national presence in temperature-controlled warehousing business in mainland China. The Company directly or through certain subsidiaries, provides supply chain management solutions to food and wine manufacturers and retailers who require multi-temperature storage, handing, and distribution capability for their products. Service offerings include: (i) rental, storage and warehouse services; (ii) transportation services; (iii) sale of goods; (iv) custom agent service.

The Company, through its subsidiaries, operates several temperature-controlled warehouses located in Shenzhen, Harbin and Tianjin, China.

The Group is headquartered in Shenzhen, China, and had approximately 122 employees as of December 31, 2017.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The Group experienced a net loss of RMB1,997,684 for the year ended December 31, 2017 and at December 31, 2017, the Group had net current liabilities as RMB6,319,403. China Merchants Logistics Holding Co., Ltd, the entity controlled by the same ultimate controlling party, has confirmed its intention to provide continuing financial support so as to enable the Company both to meet its liabilities as they fall due and to carry on its business without a significant curtailment of operations. Therefore, the consolidated financial statements were prepared on a going concern basis. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities as that might be necessary if the Group is unable to continue as a going concern.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in the Company’s consolidated financial statements include, but are not limited to, allowance for doubtful accounts, impairment of goodwill and long-lived assets, useful lives of property, plant and equipment and intangible assets, realization of deferred tax assets, asset retirement obligations and contingencies. Actual results could differ from those estimates.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Property, Plant and Equipment and Prepaid Land Lease

Property, plant and equipment and prepaid land lease are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Useful lives range are as follows:

Items
Prepaid land lease	50 years
Buildings and improvements
- Warehouse building and improvements	20-30 years
- Other buildings and improvements	20-30 years
Machinery and equipment
- Goods shelves	5-20 years
- Other machinery and equipment	3-5 years
Periodically reviews are in place for the appropriateness of the estimated useful lives of its long-lived assets.

Interest and other costs on borrowings to finance the construction of property, plant and equipment are capitalized during the period of time that is required to complete and prepare the asset for its intended use.

Cost of normal maintenance and repairs and minor replacements are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in the “gain (loss) from disposal of properties” line on the accompanying consolidated statements of comprehensive income (loss).

Construction in progress represents buildings and related premises under construction, which is stated at actual construction cost less any impairment loss. Construction in progress is transferred to the respective category of property and equipment when completed and ready for its intended use.

Other Intangible Assets

Other intangible assets represent computer software with useful lives of 5 to 10 years, and are derecognized on disposal, or when no future economic benefits are expected from use or disposal. Gains or losses arising from derecognition of other intangible assets are measured at the difference between the net disposal proceeds and the carrying amount of the asset and are recognized in consolidated statements of comprehensive income (loss) in the period when the asset is derecognized.

Impairment of Long-Lived Assets Other than Goodwill

The Group reviews its long-lived assets for impairment when events or changes in circumstances (such as decreases in operating income and declines in occupancy) indicate that the carrying amounts may not be recoverable. A comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to their carrying amounts. If the carrying amounts of the long-lived assets exceed the sum of the expected future undiscounted cash flows, an impairment charge is recognized in an amount equal to the excess of the carrying amount over the estimated fair value of the long-lived assets. The Group determined that individual warehouse properties constitute the lowest level of independent cash flows for purposes of considering possible impairment.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill

The Group evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Group compares the fair value of its reporting units to its carrying amounts, including goodwill. The Group estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows. Future cash flows are estimated based upon varying economic assumptions. Significant assumptions are revenue growth rates, costs, operating expenses and capital expenditure. The assumptions are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current and potential future economic situations.

If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, and impairment loss would be calculated by comparing the implied fair value of goodwill to the reporting unit’s carrying amount. The excess of the fair value of the reporting unit over the amount assigned for fair value to its other assets and liabilities is the implied fair value of goodwill.

There were no impairment losses recognized in 2017, 2016 and 2015.

Cash and Cash Equivalents

Cash and cash equivalents primarily consist of cash, demand deposit, and time deposits with original maturities of three months or less from the date of purchase.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and do not bear interest. The Group considers many factors in assessing the collectability of its receivables, such as the age of the amounts due, the customer’s payment history and credit-worthiness. An allowance for doubtful accounts is recorded in the period in which a loss is determined to be probable. Accounts receivable balances are written off after all collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost of inventory is determined using the weighted average cost method. Adjustments are recorded to write down the cost of inventory to the estimated net realizable value of slow-moving merchandise and damaged goods, depending upon factors such as historical and forecasted consumer demand, and promotional environment. The Group takes ownership, risks and rewards of the products purchased. Write downs are recorded in cost of revenues in the consolidated statements of comprehensive income (loss).

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition

Revenue for the Group includes storage and warehouse service (collectively, “Warehouse Revenue”), transportation services (“Transportation Revenue”), sales of products and revenue from custom agent service (collectively, “Other revenue”).

The Group recognizes revenue in accordance with ASC topic 605 (“ASC 605”), Revenue Recognition. Revenue is recognized when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been provided, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured.

Warehouse Revenue
Rent, storage and warehouse services revenue are recognized as services are provided. Customers may be charged in advance. Storage revenue is initially deferred and recognized ratably over the storage period. Warehouse services revenue is recognized as services are performed.

Transportation Revenue
The Company and its subsidiaries record transportation revenue and expenses upon delivery of the product. As the principal in the arrangement of transportation services for the customers, revenues and expenses are presented on the gross basis.

Other Revenue
Other Revenue primarily include the sales of products which are recognized when the goods are delivered to the customers, and custom agent service which are recognized when service are provided to the customers.

Leases

Leases are classified at the inception date as either a capital lease or an operating lease. A lease is a capital lease if any of the following conditions exists:

(a) transfer of ownership. The title to the leased property is transferred to the lessee by the end of the lease term;
(b) there is a bargain purchase option;
(c) the lease term is at least 75% of the property’s estimated remaining economic life; or
(d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date, less any related investment tax credit retained by the lessor and expected to be realized. This criterion is not applicable if 75% or more of the leased asset’s estimated economic life has elapsed as of the beginning of the lease term.

A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All other leases are accounted for as operating leases wherein rental payments are expensed as incurred.

The Group had no capital leases for any of the years presented.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Foreign Currency

The Group’s consolidated financial statements are presented in RMB, which is also the parent company’s functional currency. For each entity, the Group determines the functional currency and items included in the financial statements of each entity are measured using that functional currency.

The local currency is the functional currency for the operations in mainland China and Hong Kong. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains and losses arising from the translation of accounts from the functional currency into RMB are included as a separate component of shareholders’ equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Group’s net investment in the foreign operation.

Subsidiaries may enter into transactions that are denominated in a currency other than the Group’s functional currency. These transactions are initially recorded in the functional currency of the subsidiary based on the applicable exchange rate in effect on the date of the transaction. On a monthly basis, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the measurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in the consolidated statements of operations of foreign subsidiary as a component of foreign exchange gain or loss.

Foreign currency transaction gains and losses resulting from the measurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of accumulated other comprehensive income (loss) if a repayment of these loans is not anticipated. Foreign currency transaction gains and losses on the measurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of non-operating income (expense).

Current and Deferred Income Tax

The tax expense for the period comprises current and deferred tax. Tax is recognized in the consolidated statements of comprehensive income (loss), except to the extent that it relates to items recognized in other comprehensive income (loss) or directly in equity.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Current and Deferred Income Tax (Continued)

Deferred tax
Deferred income tax is recognized, using the liability approach, on temporary differences arising on the initial recognition of an acquired assets or liabilities. If the amount paid when acquiring a single-asset differs from its tax basis, the consideration paid is allocated between the asset and deferred tax effect. In this case, a simultaneous equation is used to determine the amount of the deferred tax and the value of the asset acquired.

Deferred income tax is determined using tax rate (and laws) that have been enacted by the end of the reporting period date and are expected to apply when the related deferred income tax asset is realized or the deferred income tax liability is settled.

Deferred tax assets are recognized in full and a valuation allowance is separately recognized to the extent it is more likely than not that the deferred tax asset will not be realized.

The measurement of deferred tax liabilities and assets reflects the tax consequences that would follow from the manner in which the Group expects, at the end of the reporting period, to recover or settle the carrying amount of its assets and liabilities.

Uncertain tax positions
The Group applies ASC 740, Accounting for Income Taxes, to account for uncertainty in income taxes. ASC 740 prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements. The Group has recorded unrecognized tax benefits in the other non-current liabilities line item in the accompanying consolidated balance sheets. The Group has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of “income tax expense”, in the consolidated statements of comprehensive income (loss).

The Group’s estimated liability for unrecognized tax benefits and the related interest and penalties are periodically assessed for adequacy and may be affected by changing interpretations of laws, rulings by tax authorities, changes and/or developments with respect to tax audits, and expiration of the statute of limitations. The actual benefits ultimately realized may differ from the Group’s estimates. As each audit is concluded, adjustments, if any, are recorded in the Group’s consolidated financial statements. Additionally, in future periods, changes in facts and circumstances, and new information may require the Group to adjust the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recognized in the period in which they occur.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of the Group during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income, as presented on the consolidated balance sheets, includes the cumulative foreign currency translation adjustments.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Contingencies
The Group records accruals for certain of its outstanding legal proceedings or claims when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Group evaluates developments in legal proceedings or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Group discloses the amount of the accrual if it is material.

When a loss contingency is not both probable and estimable, the Group does not record an accrued liability but discloses the nature and the amount of the claim, if material. However, if the loss (or an additional loss in excess of the accrual) is at least reasonably possible, then the Group discloses an estimate of the loss or range of loss, if such estimate can be made and material, or states that such estimate is immaterial if it can be estimated but immaterial, or discloses that an estimate cannot be made. The assessments of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involve complex judgments about future events. Management is often unable to estimate the loss or a range of loss, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) there is a lack of clear or consistent interpretation of laws specific to the industry-specific complaints among different jurisdictions. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including eventual loss, fine, penalty or business impact, if any.

Assets Retirement Obligation
The Group incurs retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value under operating expenses.

Fair Value of Financial Instruments
Financial instrument of the Group primarily includes cash, accounts receivables, short-term loans, long-term loans, amounts due to a related party, amounts due from a related party, and certain accrued liabilities and other current liabilities. As of December 31, 2017 and 2016, the carrying values of these financial instruments, other than the long-term loans, approximated their fair values due to the short-term maturity of these instruments. The carrying values of the long-term loans approximate their fair values, as the loans bear interest at rates determined based on the prevailing interest rates in the market.

The Group applies ASC 820 in measuring fair value. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace;
Level 3 — Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) Market approach; (2) Income approach and (3) Cost approach.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments (Continued)

The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Government Grants

Government grants primarily consist of financial subsidies received from provincial and local governments for operating a business in their jurisdictions and compliance with specific policies promoted by the local governments. For certain government grants, there are no defined rules and regulations to govern the criteria necessary for companies to receive such benefits, and the amount of financial subsidy is determined at the discretion of the relevant government authorities. The government grants of non-operating nature with no further conditions to be met are recorded as non-operating income when received. The government grants with certain operating conditions are recorded as liabilities when received and will be recorded as operating income when the conditions are met.

Employee Benefits

Pension obligations
The Group participates in the employee retirement benefits plan of the respective municipal government in various places in the PRC where the Group operates. The Group is required to make monthly contributions calculated as a percentage of the monthly payroll costs and the respective municipal government undertakes to assume the retirement benefit obligations of all existing and future retired employees of the Group. The Group's contributions to the schemes are expensed as incurred.

Termination obligations
Termination benefits are payable when employment is terminated by the Group before the normal retirement date, or whenever an employee accepts voluntary redundancy in exchange for these benefits. The Group recognizes termination benefits when it is demonstrably committed to a termination when the entity has a detailed formal plan to terminate without possibility of withdrawal; or providing termination benefits as a result of an offer made to encourage voluntary redundancy. Benefits falling due more than 12 months after the end of the reporting period are discounted to present value.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330) modifying the accounting for inventory. Under this ASU, the measurement principle for inventory changed from lower of cost or market value to lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Group adopted this ASU on January 1, 2017 with no material impact to our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Additionally, the new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Group adopted this guidance retrospectively on January 1, 2017.

In May 2014, the FASB issued ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of the promised goods or services to customers in an amount that reflects the consideration to which entity expects to be entitled to in exchange for goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of the effective date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 issued in May 2014. According to ASU 2015-14, the new revenue guidance ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within annual reporting periods beginning after December 15, 2018. Earlier application is permitted only as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period, or an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which an entity first applies the guidance in ASU 2014-09. Even though the Group is a Public Business Entity because the Group’s financial statements are included in another entity’s SEC filing, the Group will apply the new revenue standard beginning January 1, 2019. The Group has set up an implementation schedule and is currently in the process of analyzing each of the Group’s revenue streams in accordance with the new revenue standard to determine the impact on the Group’s consolidated financial statements. The Group plans to continue the evaluation, analysis, and documentation of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify ASU 2014-09’s provisions) throughout 2018 as the Group works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months, in addition to those currently recorded, on our consolidated balance sheets. Presentation of leases within the consolidated statements of operations and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Group plans to adopt this ASU beginning on January 1, 2019. The Group is currently evaluating the impact and expect the ASU will have a material impact on our consolidated financial statements, primarily to the consolidated balance sheets and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Group is in the process of evaluating the impact of the Update on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers Other than Inventory, amending the accounting for income taxes. The new guidance requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Group does not expect adoption of the ASU on January 1, 2018 to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, amending the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be included within cash and cash equivalents on the statement of cash flows. The ASU is effective retrospectively for reporting periods beginning after December 15, 2017, with early adoption permitted. The Group does not expect adoption of the ASU on January 1, 2018 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
3. RISK AND CONCENTRATION

Concentration of Credit Risk

The Group’s credit risk arises from cash and cash equivalents, accounts receivables, note receivable, prepayment and other current assets. The carrying amounts of these assets represent the maximum amount of loss due to credit risk.

Under PRC law, it is generally required that a commercial bank in the PRC that holds third-party cash deposits protect the depositors’ rights over and interests in their deposited money; PRC banks are subject to a series of risk control regulatory standards; and PRC bank regulatory authorities are empowered to take over the operation and management of any PRC bank that faces a material credit crisis. In the event of bankruptcy of one of the financial institutions in which the Group has deposits or investments, it may be unlikely to claim its deposits or investments back in full. The Group selected reputable financial institutions with high credit ratings to deposit its assets. The Group regularly monitors the ratings of the financial institutions in case of any defaults. There has been no recent history of default in relation to these financial institutions.

Accounts receivables are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivables is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring of outstanding balances. The Group regularly reviews the creditworthiness of its customers, and requires collateral from its customers in certain circumstances when accounts receivables become long overdue. The Group has no significant concentrations of credit risk with respect to its customers, as customers usually pay in three months.

Concentration of Customers

The number of customers who have accounted for more than 10% of net revenues in the years ended December 31, 2017, 2016 and 2015 are nil, one, and two, respectively. The following table summarized the top 5 customers of the Group:

Customer	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Customer A	6,570,338	6,029,640	5,595,827
Customer B	5,061,532	4,279,050	3,809,225
Customer C	3,794,025	7,639,955	6,896,634
Customer D	3,076,494	3,054,228	2,170,532
Customer E	2,968,335	4,348,661	1,139,028

Concentration of Foreign Exchange Risk

The Group mainly operates in the PRC with most of the transactions settled in RMB. Since the majority of the bank balances and cash in each of the Group's entities are denominated in the functional currencies of the respective group’s entities, the directors of the Company considered that the Group has no material foreign exchange risk.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
3. RISK AND CONCENTRATION (Continued)

Concentration of Fair Value Interest Rate Risk and Cash Flow Interest Rate Risk

The Group's interest rate risk mainly arises from interest-bearing borrowings, loan from a fellow subsidiary and bank deposits. Bank borrowings issued at variable rates as well as bank deposits expose the Group to cash flow interest rate risk whilst loan from a fellow subsidiary at a fixed rate expose the Group to fair value interest rate risk.

The Group adopts a policy of maintaining an appropriate mix of fixed and floating rate borrowings which is achieved primarily through the contractual terms of borrowings. The position is regularly monitored and evaluated by reference of anticipated changes in market interest rate. The Group did not use any interest rate swap to hedge its interest rate risk during the years.

At December 31, 2017, the Group was not exposed to cash flow interest rate risk since there was no variable-rate bank borrowings and bank deposits.

4. CASH AND CASH EQUIVALENTS

	As of December 31,
	2017	2016
	RMB	RMB

Cash at bank and on hand	5,950,981	7,159,482

5. ACCOUNTS RECEIVABLE

Accounts receivable and the related allowance for doubtful accounts were summarized as follows:

	As of December 31,
	2017	2016
	RMB	RMB

Accounts receivable	11,930,962	11,859,294
Allowance for doubtful accounts	(1,433,118)	(1,441,863)

Accounts receivable, net	10,497,844	10,417,431

6. NOTES RECEIVABLE

Notes receivable was summarized as follows:

	As of December 31,
	2017	2016
	RMB	RMB

Notes receivable	1,250,000	-

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)

7.	PREPAYMENTS AND OTHER CURRENT ASSETS, ACCRUED EXPENSE AND OTHER LIABILITIES

Prepayments and other current assets consisted of the following:

	As of December 31,
	2017	2016
	RMB	RMB

Due from related parties	93,771,823	74,818,233
Prepayment	673,381	2,442,348
Others	3,780,758	6,673,496
	98,225,962	83,934,077

Accrued expense and other liabilities consisted of the following:

	As of December 31,
	2017	2016
	RMB	RMB

Due to related parties	74,063,079	17,917,116
Construction payable	8,525,443	3,095,230
Advance from customers	1,450,560	1,434,581
Other taxes payable	1,247,494	1,472,242
Payroll and welfare benefit	1,153,886	988,950
Others	1,831,436	2,471,540
	88,271,898	27,379,659

8. PROPERTY, PLANT AND EQUIPMENT AND PREPAID LAND LEASE, NET

Property, plant and equipment and prepaid land lease consisted of the following:

	As of December 31,
	2017	2016
	RMB	RMB

Prepaid land lease	14,587,329	14,587,329
Buildings and improvements	181,691,497	121,311,386
Machinery and equipment	76,326,373	64,664,108

Total	272,605,199	200,562,823
Less: accumulated depreciation	(112,824,677)	(95,914,936)
	159,780,522	104,647,887
Depreciation expenses were RMB12,809,285, RMB13,059,639 and RMB11,249,408 for the years ended December 31, 2017, 2016 and 2015, respectively.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
9. CONSTRUCTION IN PROCESS

For the years ended December 31, 2017 and 2016, RMB168,265 and RMB 1,304,308 of interest expenses were capitalized in the construction-in-progress balance.

RMB

January 1, 2016	69,899,437
Increase	5,088,960
Decrease	(6,872,980)

December 31, 2016	68,115,417
Increase	6,517,967
Decrease	(59,284,120)
December 31, 2017	15,349,264

10. INTANGIBLE ASSETS, NET

Computer Software
RMB

Intangible assets, net at January 1,2016	305,169
Amortization expense	(71,279)
Intangible assets, net at December 31,2016	233,890
Amortization expense	(71,294)

Intangible assets, net at December 31,2017	162,596
At December 31,2017
Intangible assets, cost	508,897
Less: accumulated amortization	(346,301)
Intangible assets, net at December 31,2017	162,596

Amortization expenses for intangibles were RMB71,294, RMB71,279 and RMB71,280 for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated annual amortization expenses for the above intangible assets for each of the five succeeding years are as follows:

Amortization
RMB

2018	64,554
2019	30,500
2020	30,500
2021	25,666
2022	10,500

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
11. TAXATION

BVI

Under the current laws of the BVI, subsidiaries in BVI are not subject to tax on income or capital gains. In addition, upon payments of dividends by these companies to their shareholders, no BVI withholding tax will be imposed.

Hong Kong

Under the Hong Kong tax laws, subsidiaries in Hong Kong are subject to the Hong Kong profits tax rate at 16.5% and they are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends. No provision for Hong Kong profits tax has been made in the financial statements as the subsidiaries in Hong Kong have no assessable profits for the three years ended December 31, 2017.

China

The applicable rate for China entities is subject to the PRC enterprise income tax at the rate of 25% for the period since 2008, unless a preferential enterprise income tax rate is otherwise stipulated. In 2017, a PRC entity is entitled to the preferential income tax rate of 15% as Shenzhen Qianhai and Hong Kong modern service cooperation zone enterprise.

Dividends paid by PRC subsidiaries of the Group out of the profits earned after December 31, 2007 to non-PRC tax resident investors would be subject to PRC withholding tax. The withholding tax would be 10%, unless a foreign investor’s tax jurisdiction has a tax treaty with China that provides for a lower withholding tax rate and the foreign investor is qualified as a beneficial owner under the relevant tax treaty.

In general, for circumstances not being tax evasion, the PRC tax authorities will conduct examinations of the PRC entities’ tax filings of up to five years. Accordingly, the PRC entities’ tax years from 2012 to 2017 remain subject to examination by the tax authorities.

Income tax expenses comprised:

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Current tax expense	639,379	117,948	-
Deferred tax expense	215,068	476,741	404,740

	854,447	594,689	404,740

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
11. TAXATION (continued)

Reconciliation between the amount of income tax expenses and the amount computed by applying the statutory tax rate to income before income taxes was as follows:

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

(Loss) profit before income tax	(1,143,237)	26,304,695	2,949,871
Income tax at applicable tax rate of 25%	(285,809)	6,576,174	737,468
Non-deductible expenses	1,957,038	1,106,307	82,387
Unrecognized tax benefits from loss	-	-	330,628
Different tax rates of subsidiaries operating in other jurisdiction or lower tax rate enacted by local authority	258,716	(53,673)	157,825
Effect on opening deferred tax of decrease in rates	118,684	-	-
Tax losses utilized from previous periods	(1,202,358)	(6,992,873)	(911,744)
Others	8,176	(41,246)	8,176
	854,447	594,689	404,740

The components of deferred taxes were as follows:

	As of December 31,
	2017	2016
	RMB	RMB

Deferred tax assets
- Property, plant and equipment impairment	4,174,882	4,473,089
- Assets retirement obligation	204,079	296,710
- Government grant of Harbin	523,077	404,430
- Taxable loss	394,397	6,337,642
- Less, valuation allowance	(394,397)	(6,337,642)
Total deferred tax assets - net	4,902,038	5,174,229
Deferred tax liabilities, non-current
- Business combination	503,810	560,933
Total deferred tax liabilities	503,810	560,933
Deferred tax assets, net*	4,398,228	4,613,296
Deferred tax liabilities, net*	-	-

*As at December 31, 2017 and 2016, deferred tax assets of RMB503,810 and RMB560,933 have been offset against deferred tax liabilities.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
11. TAXATION (continued)

The operating loss carryforwards will expire as follows:

As of December 31,
2017
RMB
2018	93,665
2019	1,006,809
2020	97,047
2021	380,067
1,577,588

12. BORROWINGS

Loans, except intergroup borrowings, consisted of the following:

		As of December 31,
	Note	2017	2016
		RMB	RMB

Total bank and other borrowings		30,000,000	74,724,723
Comprised of:
- Short-term loans from related parties (i)	16C	30,000,000	50,000,000
- Long-term loans, current portion (ii)		-	3,250,000
		30,000,000	53,250,000
Long-term loans, non-current portion (ii)		-	21,474,723
		30,000,000	74,724,723
(i) The loan of RMB50,000,000 as of December 31 2016 was paid off in 2017. The loan of RMB30,000,000 will be repayable on June 29, 2018. As at December 31, 2017 and 2016, the short-term other borrowing bore interest at the rate of 4.35% per annum, respectively.

(ii) The long-term loans, including RMB3,250,000 reclassified to short-term loans, outstanding as of December 31, 2016 represents RMB denominated bank borrowings of RMB24,724,723, obtained from financial institutions in PRC, which would be due in 2024, and are secured by land use right, plant and construction in process, and guaranteed by KXL Harbin. The long term loans were paid off in advance in 2017. As at December 31, 2016, the long-term bank borrowings bore interest at the rate of 5.42%.

As of December 31, 2017, the maturity profile of other borrowing is as follows:

RMB

Within one year	30,000,000

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
13. ACCUMULATED OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustments
RMB

Balance as of December 31, 2014	17,401,754
Other comprehensive loss	(108,977)
Balance as of December 31, 2015	17,292,777
Other comprehensive income	358,938
Balance as of December 31, 2016	17,651,715
Other comprehensive loss	(350,984)
Balance as of December 31, 2017	17,300,731

14. OTHER OPERATING INCOME (EXPENSE), NET

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Government grants	612,417	548,940	133,615
Other (expense) income	(96,245)	123,837	(285,128)

	516,172	672,777	(151,513)

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
15. RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Group’s PRC subsidiaries only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign invested enterprise established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A foreign invested enterprise is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, in accordance with the company law of the PRC, a domestic enterprise is required to provide at least 10% of its annual after-tax profit to the statutory common reserve until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company.

In addition, foreign exchange and other regulation in the PRC may further restrict the Company’s PRC subsidiaries from transferring funds to the Company in the form of dividends, loans and advances. The amount of net assets restricted was RMB3,171,219 as of December 31, 2017.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
16. RELATED PARTY TRANSACTIONS

A. Related Parties

No.	Name of Related Parties	Relationship with the Group

1	China Merchants Group Limited	The ultimate holding company
2	Smart Ally Holdings Limited	The immediate holding company
3	Americold Realty Hong Kong Limited	Shareholder of the Group
4	Americold Realty Trust	Shareholder of the Group
5	China Merchants Americold (Shenzhen) Supply Chain Company Limited	A company controlled by the same ultimate controlling party
6	China Merchants Americold Logistics (Hong Kong) Company Limited	A company controlled by the same ultimate controlling party
7	China Merchants Americold Logistics (Zhengzhou) Company Limited	A company controlled by the same ultimate controlling party
8	China Merchants Bonded Logistics Company Limited	A company controlled by the same ultimate controlling party
9	China Merchants Group Financial Company Limited	A company controlled by the same ultimate controlling party
10	China Merchants Holdings (International) Information Technology Company Limited	A company controlled by the same ultimate controlling party
11	China Merchants Logistics (Shenzhen) Company Limited	A company controlled by the same ultimate controlling party
12	China Merchants Logistics Holding Company Limited	A company controlled by the same ultimate controlling party
13	China Merchants Port Service (Shenzhen) Company Limited	A company controlled by the same ultimate controlling party
14	China Merchants Shekou Industrial Zone Holdings Company Limited	A company controlled by the same ultimate controlling party
15	China Merchants (Shenzhen) Power Supply Company Limited	A company controlled by the same ultimate controlling party
16	China Merchants Steam Navigation Company Limited	A company controlled by the same ultimate controlling party
17	Kang Xin Logistics (Tianjin) Company Limited	A company controlled by the same ultimate controlling party
18	Loscam Packaging Equipment Leasing (Shanghai) Company Limited	A company controlled by the same ultimate controlling party
19	Shenzhen Chiwan Freight Company Limited	A company controlled by the same ultimate controlling party
20	Shenzhen Hikeen Projects Management Company Limited	A company controlled by the same ultimate controlling party
21	Shenzhen Shekou Industrial Zone Employee Living Apartment Company Limited	A company controlled by the same ultimate controlling party
22	Shenzhen Waidai Warehousing Company Limited	A company controlled by the same ultimate controlling party
23	United Merchants Food (Beijing) Company Limited	A company controlled by the same ultimate controlling party

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
16. RELATED PARTY TRANSACTIONS (Continued)

B. Related Party Transactions

The Group had the following related party transactions for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

Warehouse service revenues
- Kang Xin Logistics (Tianjin) Company Limited	4,387,368	2,704,988	14,427
- China Merchants Americold Logistics (Hong Kong) Company Limited	1,656,879	1,422,199	1,997,911
- China Merchants Port Service (Shenzhen) Company Limited	937,939	918,064	850,369
- China Merchants Americold (Shenzhen) Supply Chain Company Limited	101,009	416,790	216,408
- China Merchants Logistics (Shenzhen) Company Limited	11,094	11,732	5,714
- Shenzhen Waidai Warehousing Company Limited	3,159	-	-

	7,097,448	5,473,773	3,084,829

Other revenues
- United Merchants Food (Beijing) Company Limited	-	-	823,739

Warehouse service costs
- China Merchants Bonded Logistics Company Limited	6,169,531	4,718,047	4,604,444
- Loscam Packaging Equipment Leasing (Shanghai) Company Limited	1,899,835	1,054,188	804,371
- China Merchants Shekou Industrial Zone Holdings Company Limited	572,597	582,140	2,004,088
- China Merchants Holdings (International) Information Technology Company Limited	56,604	56,604	56,604
- Shenzhen Chiwan Freight Company Limited	-	168,481	316,311
- China Merchants (Shenzhen) Power Supply Company Limited	-	-	3,894,643
- China Merchants Americold (Shenzhen) Supply Chain Company Limited	-	-	47,390

	8,698,567	6,579,460	11,727,851

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
16. RELATED PARTY TRANSACTIONS (Continued)

B. Related Party Transactions (Continued)

	For the Years Ended December 31,
	2017	2016	2015
	RMB	RMB	RMB

General and administrative expenses
- China Merchants Americold (Shenzhen) Supply Chain Company Limited	12,837,736	3,600,000	3,300,339
- China Merchants Logistics Holding Company Limited	1,398,349	399,528	390,448
- China Merchants Group Financial Company Limited	4,717	-	-

	14,240,802	3,999,528	3,690,787

Interest expense
- China Merchants Logistics Holding Company Limited	1,110,458	-	17,000
- China Merchants Steam Navigation Company Limited	1,042,808	2,180,959	2,169,041

	2,153,266	2,180,959	2,186,041

Interest income
- China Merchants Group Financial Company Limited	4,848	-	-
- China Merchants Shekou Industrial Zone Holdings Company Limited (note)	-	17,291,669	-

	4,848	17,291,669	-

Note: The Group prepaid China Merchants Shekou Industrial Zone Holdings Company Limited in 2009 to acquire the land use rights of the land located in Shenzhen, the PRC. As the Group was not able to utilize such land, in 2016, China Merchants Shekou Industrial Zone Holdings Company Limited agreed to return the prepayment to the Group, and also agreed to compensate the Group for the interest on the prepayment at a compound annual interest rate of 7.05%. The Group recognized the interest received of RMB17,291,669 in interest income.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
16. RELATED PARTY TRANSACTIONS (Continued)

C. Related Party Balances

The Group had the following related party balances as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	RMB	RMB

Loans from related parties:
- China Merchants Logistics Holding Company Limited	30,000,000	-
- China Merchants Steam Navigation Company Limited	-	50,000,000

	30,000,000	50,000,000

Accounts receivable from related parties:
- China Merchants Logistics (Shenzhen) Company Limited	7,511	-

Prepayment and other current assets from related parties:
- China Merchants Americold (Shenzhen) Supply Chain Company Limited	80,230,296	64,690,624
- China Merchants Americold Logistics (Hong Kong) Company Limited	12,778,551	9,446,227
- China Merchants Bonded Logistics Company Limited	757,976	329,854
- China Merchants Holdings (International) Information Technology Company Limited	5,000	-
- China Merchants Americold Logistics (Zhengzhou) Company Limited	-	320,000
- Shenzhen Shekou Industrial Zone Employee Living Apartment Company Limited	-	30,106
- Shenzhen Waidai Warehousing Company Limited	-	1,422

	93,771,823	74,818,233

Accounts payable to related parties:
- China Merchants Bonded Logistics Company Limited	560,161	-
- Loscam Packaging Equipment Leasing (Shanghai) Company Limited	163,120	-
- China Merchants Holdings (International) Information Technology Company Limited	10,000	-

	733,281	-

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)
16. RELATED PARTY TRANSACTIONS (Continued)

C. Related Party Balances (Continued)

	As of December 31,
	2017	2016
	RMB	RMB

Accrued expenses and other liabilities to related parties:
- China Merchants Americold (Shenzhen) Supply Chain Company Limited	35,482,434	8,082,776
- China Merchants Shekou Industrial Zone Holdings Company Limited	30,217,143	-
- China Merchants Logistics Holding Company Limited	5,588,594	3,699,992
- China Merchants Americold Logistics (Hong Kong) Company Limited	2,299,299	-
- Shenzhen Hikeen Projects Management Company Limited	285,900	285,900
- Loscam Packaging Equipment Leasing (Shanghai) Company Limited	70,501	153,801
- China Merchants Port Service (Shenzhen) Company Limited	60,000	60,000
- China Merchants Group Financial Company Limited	59,208	-
- Kang Xin Logistics (Tianjin) Company Limited	-	4,198,551
- China Merchants Steam Navigation Company Limited	-	1,436,096

	74,063,079	17,917,116

17. EMPLOYEE DEFINED CONTRIBUTION PLAN

Full time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were RMB2,312,397, RMB1,976,457 and RMB1,640,870 for the years ended December 31, 2017, 2016 and 2015, respectively.

China Merchants Americold Holdings Company Limited

Notes to Consolidated Financial Statements (Continued)

18. COMMITMENTS AND CONTINGENCIES

A. Operating lease commitments

As of December 31, 2017, the Group had future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as follows:

RMB

2018	6,457,706
2019	1,577,306
2020	601,226
2021	601,226
2022 and thereafter	2,004,088

11,241,552

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases. The terms of the leases do not contain material rent escalation clauses or contingent rents. For the years ended December 31, 2017, 2016 and 2015 total rental expenses for all operating leases amounted to RMB10,140,177, RMB6,164,586 and RMB7,159,875, respectively.

B. Capital commitments

As of December 31, 2017, the Group had the following capital commitments:

As of December 31,
2017
RMB

Property, plant and equipment	10,079,817

19. SUBSEQUENT EVENTS

The subsequent events have been evaluated through March 10, 2018, the date the financial statements were issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST

By:	/s/ Fred Boehler
Fred Boehler
Chief Executive Officer

Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Boehler	Chief Executive Officer, President and Trustee	March 29, 2018
Fred Boehler

/s/ Marc Smernoff	Chief Financial Officer and Executive Vice President	March 29, 2018
Marc Smernoff

/s/ Andrea Darweesh	Chief Human Resources Officer and Executive Vice President	March 29, 2018
Andrea Darweesh

/s/ Thomas Musgrave	Chief Information Officer and Executive Vice President	March 29, 2018
Thomas Musgrave

/s/ Thomas Novosel	Chief Accounting Officer and Senior Vice President	March 29, 2018
Thomas Novosel

/s/ Jeffrey M. Gault	Chairman of the Board of Trustees	March 29, 2018
Jeffrey M. Gault

/s/ George J. Alburger, Jr.	Trustee	March 29, 2018
George J. Alburger, Jr.

/s/ Bradley J. Gross	Trustee	March 29, 2018
Bradley J. Gross

/s/ Joel A. Holsinger	Trustee	March 29, 2018
Joel A. Holsinger

/s/ James R. Heistand	Trustee	March 29, 2018
James R. Heistand

/s/ Michelle M. MacKay	Trustee	March 29, 2018
Michelle M. MacKay

/s/ Mark R. Patterson	Trustee	March 29, 2018
Mark R. Patterson

/s/ Andrew P. Power	Trustee	March 29, 2018
Andrew P. Power