Form 10-Q
period 2018-03-31
AMERICOLD REALTY TRUST
filed 2018-05-15
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,

Commission File Number: 001-34723
(Exact name of registrant as specified in its charter)

Maryland	93-0295215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Glenlake Parkway, Suite 600, South Tower Atlanta, Georgia	30328
(Address or principal executive offices)	(Zip Code)

(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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
Yes ☐  No ☑

As of May 1, 2018, there were 142,582,164 common shares of beneficial interest $.01 par value per share, outstanding.

CAUTIONARY STATEMENT REGADING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•	adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;

•	general economic conditions;

•	risks associated with the ownership of real estate and temperature-controlled warehouses in particular;

•	defaults or non-renewals of contracts with customers;

•	potential bankruptcy or insolvency of our customers;

•	uncertainty of revenues, given the nature of our customer contracts;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	risks related to, or restrictions contained in, our debt financing;

•	decreased storage rates or increased vacancy rates;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns in respect thereof;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	the concentration of ownership by funds affiliated with The Yucaipa Companies, the Goldman Sachs Group, Inc., and the Fortress Investment Group, LLC;

•	changes in foreign currency exchange rates; and

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares.

Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,”

“assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this prospectus include, among others, statements about our expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	March 31, 2018	December 31, 2017
	Unaudited
Assets
Property, plant, and equipment:
Land	$389,565	$389,443
Buildings and improvements	1,887,206	1,865,727
Machinery and equipment	549,908	555,453
	2,826,679	2,810,623
Accumulated depreciation and depletion	(1,030,240)	(1,010,903)
Property, plant, and equipment – net	1,796,439	1,799,720
Capitalized leases:
Buildings and improvements	16,827	16,827
Machinery and equipment	59,619	59,389
	76,446	76,216
Accumulated depreciation	(42,996)	(41,051)
Capitalized leases – net	33,450	35,165
Cash and cash equivalents	193,868	48,873
Restricted cash	19,394	21,090
Accounts receivable – net of allowance of $5,804 and $5,309 at March 31, 2018 and December 31, 2017, respectively	178,649	200,006
Identifiable intangible assets – net	26,239	26,645
Goodwill	188,096	188,169
Investments in partially owned entities	15,935	15,942
Other assets	41,685	59,287
Total assets	$2,493,755	$2,394,897
Liabilities, Series B Preferred Shares and shareholders’ equity (deficit)
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	232,737	241,259
Construction loan - net of deferred financing costs $179 at December 31, 2017	—	19,492
Mortgage notes and term loans - net of discount and deferred financing costs of $15,935 and $31,996, in the aggregate, at March 31, 2018 and December 31, 2017, respectively	1,398,227	1,721,958
Sale-leaseback financing obligations	120,911	121,516
Capitalized lease obligations	36,078	38,124
Unearned revenue	18,200	18,848
Pension and postretirement benefits	16,105	16,756
Deferred tax liability - net	20,423	21,940
Multi-Employer pension plan withdrawal liability	9,086	9,134
Total liabilities	1,851,767	2,209,027
Commitments and Contingencies (Note 13)
Preferred shares of beneficial interest, $0.01 par value – authorized 375,000 Series B Cumulative Convertible Voting and Participating Preferred Shares; aggregate liquidation preference of $375,000; zero and 375,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	372,794
Shareholders’ equity (deficit):
Preferred shares of beneficial interest, $0.01 par value – authorized 1,000 Series A Cumulative Non-Voting Preferred Shares; aggregate liquidation preference of $125; zero and 125 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 142,513,448 and 69,370,609 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,425	694
Paid-in capital	1,255,094	394,082
Accumulated deficit and distributions in excess of net earnings	(613,363)	(581,470)
Accumulated other comprehensive loss	(1,168)	(230)
Total shareholders’ equity (deficit)	641,988	(186,924)
Total liabilities, Series B Preferred Shares and shareholders’ equity (deficit)	$2,493,755	$2,394,897

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2018	2017
Revenues:
Rent, storage, and warehouse services revenues	$286,517	$275,807
Third-party managed services	63,876	58,367
Transportation services	38,345	36,181
Other revenues	2,403	2,559
Total revenues	391,141	372,914
Operating expenses:
Rent, storage, and warehouse services cost of operations	196,947	192,287
Third-party managed services cost of operations	60,099	55,379
Transportation services cost of operations	34,751	32,628
Cost of operations related to other revenues	2,057	1,656
Depreciation, depletion, and amortization	29,408	29,408
Selling, general and administrative	31,947	24,770
Total operating expenses	355,209	336,128

Operating income	35,932	36,786

Other (expense) income:
Loss from partially owned entities	(139)	(27)
Interest expense	(24,495)	(27,727)
Interest income	623	257
Loss on debt extinguishment and modification	(21,385)	(171)
Foreign currency exchange gain (loss)	680	(2,773)
Other income (expense), net	56	(467)
(Loss) income before income tax	(8,728)	5,878
Income tax (expense) benefit:
Current	(1,067)	(2,242)
Deferred	1,156	748
Total income tax benefit (expense)	89	(1,494)

Net (loss) income	$(8,639)	$4,384
Less distributions on preferred shares of beneficial interest - Series A	(1)	—
Less distributions on preferred shares of beneficial interest - Series B	(1,817)	(7,109)
Less accretion on preferred shares of beneficial interest – Series B	—	(220)
Net loss attributable to common shares of beneficial interest	$(10,457)	$(2,945)

Weighted average common shares outstanding – basic	124,433	69,931
Weighted average common shares outstanding – diluted	124,433	69,931

Net loss per common share of beneficial interest - basic	$(0.08)	$(0.04)
Net loss per common share of beneficial interest - diluted	$(0.08)	$(0.04)

Distributions declared per common share of beneficial interest	$0.15	$0.07

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(8,639)	$4,384
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	499	729
Change in unrealized net (loss) gain on foreign currency	(1,473)	3,235
Unrealized gain (loss) on cash flow hedge derivatives	36	(348)
Other comprehensive (loss) income	(938)	3,616

Total comprehensive (loss) income	$(9,577)	$8,000

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In thousands, except shares)

	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net loss	—	—	—	—	—	(8,639)	—	(8,639)
Other comprehensive loss	—	—	—	—	—	—	(938)	(938)
Redemption and distributions on preferred shares of beneficial interest – Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(21,436)	—	(21,436)
Stock-based compensation expense, net of exercise (Stock Options and Restricted Stock Units)	—	—	125,763	1	1,579	—	—	1,580
Stock-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,600	—	—	2,600
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	33,350,000	334	484,571	—	—	484,905
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Balance - March 31, 2018	—	$—	142,513,448	$1,425	1,255,094	$(613,363)	$(1,168)	$641,988
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2018	2017
Operating activities:
Net (loss) income	$(8,639)	$4,384
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	29,408	29,408
Amortization of deferred financing costs and debt discount	1,674	2,023
Amortization of below market leases	38	38
Loss on debt extinguishment and modification, non-cash	21,105	171
Foreign exchange (gain) loss	(680)	2,773
Loss from partially owned entities	139	27
Stock-based compensation expense (Stock Options and Restricted Stock Units)	1,918	587
Stock-based compensation expense (modification of Restricted Stock Units)	2,600	—
Deferred tax benefit	(1,156)	(748)
Gain on sale of other assets	(137)	(102)
Provision for doubtful accounts receivable	103	158
Changes in operating assets and liabilities:
Accounts receivable	20,115	16,364
Accounts payable and accrued expenses	(23,810)	(12,281)
Other	7,683	2,882
Net cash provided by operating activities	50,361	45,684
Investing activities:
Proceeds from the sale of property, plant, and equipment	352	107
Additions to property, plant, and equipment and intangible assets	(28,271)	(52,347)
Net cash used in investing activities	(27,919)	(52,240)
Financing activities:
Redemption and distributions paid on preferred shares of beneficial interest – Series A	(134)	—
Distributions paid on preferred shares of beneficial interest – Series B	(1,817)	—
Distributions paid on common shares	(1,291)	—
Proceeds from revolving line of credit	—	15,000
Repayment on revolving line of credit	—	(14,000)
Payment on Multi-Employer pension plan withdrawal obligation	(114)	—
Payment of underwriters' costs	(5,750)	—
Reimbursement of underwriters' costs	5,750	—
Repayment of sale-leaseback financing obligations	(605)	(487)
Repayment of capitalized lease obligations	(2,374)	(1,786)
Payment of debt issuance costs	(8,676)	(2,653)
Repayment of term loan, mortgage notes and construction loans	(883,556)	(7,375)
Proceeds from term loan	525,000	—
Net proceeds from initial public offering	493,557	—
Proceeds from construction loans	1,097	—
Net cash provided by (used in) financing activities	121,087	(11,301)
Net increase (decrease) in cash, cash equivalents and restricted cash	143,529	(17,857)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(230)	704
Cash, cash equivalents and restricted cash:
Beginning of period	69,963	62,930
End of period	$213,262	$45,777
Supplemental disclosures of cash flows information:
Acquisition of fixed assets under capitalized lease obligations	$330	$3,569
Interest paid – net of amounts capitalized and defeasement costs	$23,068	$26,284
Income taxes paid – net of refunds	$1,262	$1,415
Acquisition of property, plant, and equipment on accrual	$18,210	$3,810

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:

	As of March 31,
	2018	2017
Cash and cash equivalents	$193,868	$26,946
Restricted cash	19,394	18,831
Total cash, cash equivalents and restricted cash	$213,262	$45,777

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. General
The Company
Americold Realty Trust is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 100% of the common general partnership interest as of March 31, 2018. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
The Operating Partnership includes numerous qualified REIT subsidiaries (QRSs). Additionally, the Operating Partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly owned taxable REIT subsidiaries (TRSs).
Ownership
On January 23, 2018, the Company completed an initial public offering of its common shares, or the IPO, in which the Company issued and sold 33,350,000 of its common shares at $16.00 per share, which generated net proceeds of approximately $493.6 million to the Company. Other significant transactions that occurred in connection with the IPO include the issuance of new senior secured credit facilities, or the 2018 Senior Secured Credit Facilities, which are described in Note 5, and the redemption of all outstanding Series A Preferred Shares and the conversion of all outstanding Series B Preferred Shares, which are described in Note 4.
Prior to the IPO, YF ART Holdings, a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa) and Fortress Investment Group, LLC (Fortress), owned approximately 100% of the Company’s common shares of beneficial interest.
As of March 31, 2018, YF ART Holdings owned approximately 38.6% of the Company's common shares. On March 8, 2018, YF ART Holdings used the proceeds from a margin loan to pay in full the outstanding preferred investment, including the preferred return thereon, of Fortress, which ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein.
The second largest shareholder in the Company is a group of investment funds of the The Goldman Sachs Group, Inc. (Goldman), which owns approximately 16.7% of the Company's common shares as of March 31, 2018.
Customer Information
The Company’s customers consist primarily of national, regional, and local food manufacturers, distributors, retailers, and food service organizations. For the three months ended March 31, 2018 and 2017, one customer accounted for more than 10% of our total revenues, with $52.3 million and $48.3 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. Of the revenues received from this customer, $48.2 million and $44.6 million represented reimbursements for certain expenses we incurred during the three months

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

ended March 31, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has also made an immaterial classification correction by reclassifying certain prior period amounts from deferred revenue to the allowance for doubtful accounts.
2. Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which may provide additional information with regard to the accounting policies set forth herein and other of our significant accounting policies.
Revenue Recognition
Revenues for the Company include rent, storage and warehouse services (collectively, Warehouse Revenue), third-party managed services for locations or logistics services managed on behalf of customers (Third-Party Managed Revenue), transportation services (Transportation Revenue), and revenue from the sale of quarry products (Other Revenue).
Warehouse Revenue
The Company’s customer arrangements generally include rent, storage and service elements that are priced separately. In a few instances where the Company provides rental, storage and warehouse services under the terms of a bundled pricing structure, the Company uses a cost model to allocate the consideration related to the rental of temperature-controlled storage space and warehousing service deliverables.
Revenues from storage and handling are recognized over the period consistent with the transfer of the service to the customer. Multiple contracts with a single counterparty are accounted for as separate arrangements.
Third-Party Managed Revenue
The Company provides management services for which the contract compensation arrangement includes: reimbursement of operating costs, fixed management fee, and contingent performance-based fees (Managed Services). Managed Services fixed fees are recognized as revenue as the management services are performed ratably

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

over the service period. Managed Services performance-based fees are recognized ratably over the service period based on the likelihood of achieving performance targets.
Cost reimbursements related to Managed Services arrangements are recognized as revenue as the services are performed and costs are incurred. Managed Services fees and related cost reimbursements are presented on a gross basis as the Company is the principal in the arrangement. Multiple contracts with a single counterparty are accounted for as separate arrangements.
Transportation Revenue
The Company records transportation revenue and expenses upon delivery of the product. Since the Company is the principal in the arrangement of transportation services for its customers, revenues and expenses are presented on a gross basis.
Other Revenue
Other Revenue primarily includes the sale of limestone produced by the Company’s quarry business. Revenues from the sale of limestone are recognized upon delivery to customers.
Contracts with Multiple Service Lines
When considering contracts containing more than one service to a customer, a contract's transaction price is pre-defined or allocated to each distinct performance obligation and recognized as revenue when, or as the performance obligation is satisfied, either over time as work progresses, or at a point in time. For contracts with multiple service lines or distinct performance obligations, the Company evaluates and allocates the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.
Recently Adopted Accounting Standards
Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. The guidance is effective for the Company in interim and annual periods beginning in 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted the ASU during the first quarter of 2018.  Because the deferred tax asset in OCI is currently subject to a full valuation allowance, there is no net reclassification amount from AOCI to retained earnings during the quarter.  However, our adoption of the principle will enable us to apply a 21% rate to the deferred tax asset when the valuation allowance no longer applies.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Compensation—Stock Compensation
In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update (ASU) 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 was effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 in the first quarter of 2018 and it did not have a material effect on its condensed consolidated financial statements.
Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This update requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-01 was effective for public business entities for fiscal years beginning after December 15, 2017. The Company's adoption of this guidance resulted in the reclassification of non-service cost components of $0.3 million and $0.9 million from "Selling, general and administrative" expense to "Other income, net" for the three months ended March 31, 2018 and March 31, 2017, respectively, in the condensed consolidated statements of operations.
Statement of Cash Flows, Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under this new guidance, entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-18 in the first quarter of 2018 and disclosure revisions have been made retrospectively for the periods presented on the condensed consolidated statements of cash flows.
Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (ASU 2016-15), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This new guidance was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company adopted ASU 2016-15 in the first quarter of 2018 and it did not have a material effect on its condensed consolidated statements of cash flows.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. For public companies, the amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 in the first quarter of 2018 and it did not have a material effect on its condensed consolidated financial statements.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers, to clarify the principles used to recognize revenue for all entities. ASU 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple element arrangements. During 2016, the FASB issued additional ASUs to clarify certain aspects of ASU 2014-09, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in March 2016, and ASU 2016-10, Identifying Performance Obligations and Licensing, in April 2016.
The Company adopted this standard effective January 1, 2018, applying the modified retrospective method, and determined that the standard did not have a material impact to the amount or timing of revenue recognized for its revenue arrangements. Additionally, the Company did not record any cumulative effect adjustment as of the date of adoption. The most significant impact of the standard relates to the addition of disclosures relating to contracts that contain performance obligations extending beyond the end of the reporting period, and quantifying and disclosing methods of transferring services as it pertains to satisfying performance obligations. See Note 18.
Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing activities on the condensed consolidated statements of cash flows, and had no material impact on the Company's processes and controls.
Future Adoption of Accounting Standards
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
For public business entities, the standard is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential impact of adopting ASU 2016-02.
3. Equity-Method Investments
The Company has investments in certain ventures that are accounted for under the equity method of accounting. The following tables summarize the financial information of the Company's largest joint ventures (CMAL and CMAH, or the China JV) for the interim periods presented.

	March 31, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,741	$2,867	$12,608
Operating income	23	84	107
Net (loss) income	$(2)	$71	$69
Company’s loss from partially owned entities	$(121)	$(18)	$(139)

	March 31, 2017
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,354	$2,216	$11,570
Operating (loss) income	(144)	172	28
Net (loss) income	$(139)	$88	$(51)
Company’s (loss) income from partially owned entities	$(70)	$43	$(27)
In addition to the China JV, the Company also has an investment in a joint venture accounted for under the equity-method, with a carrying amount of $2.0 million as of March 31, 2018 and December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4. Redeemable Preferred Shares
Series A Cumulative Non-Voting Preferred Shares
In January 2009, the Company issued 125 Series A Cumulative Non-Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series A Preferred Shares) for proceeds of $0.1 million. The Series A Preferred Shares were redeemable by the Company at any time by notice for a price, payable in cash, equal to 100% of each share’s liquidation value of $1,000, plus all accrued and unpaid dividends, plus, if applicable, a redemption premium. Holders of the Series A Preferred Shares were entitled to receive dividends semiannually at a per annum rate equal to 12.5% of the liquidation value.
In connection with the IPO, all outstanding Series A Preferred Shares were redeemed resulting in a cash payment of approximately $0.1 million, including accrued and unpaid dividends.
Series B Cumulative Convertible Voting Preferred Shares
On December 15, 2010, the Company issued 375,000 of the Series B Cumulative Convertible Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares), for proceeds of $368.5 million. Of the total issuance, 325,000 Series B Preferred Shares were issued to affiliates of Goldman and 50,000 were issued to an affiliate of CMHI, the majority partner in the China JV.
In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares of the Company, respectively, after taking into account a cash payment of approximately $1.8 million of accrued and unpaid dividends. Goldman sold 5,163,716 common shares of the Company soon after the conversion of the Series B Preferred Shares.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5. Debt
The Company’s outstanding and available borrowings as of March 31, 2018 and December 31, 2017 are as follows:

				March 31, 2018		December 31, 2017
	Stated maturity date	Contractual Interest Rate	Effective Interest Rate as of March 31, 2018	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$52,641	$53,299	$56,941	$58,151
Component A-2-FX	1/2021	4.96%	5.38%	150,334	157,475	150,334	159,918
Component A-2-FL (1)	1/2021	L+1.51%	3.80%	48,654	48,958	48,654	49,019
Component B	1/2021	6.04%	6.48%	60,000	63,900	60,000	64,875
Component C	1/2021	6.82%	7.28%	62,400	67,704	62,400	68,718
Component D	1/2021	7.45%	7.92%	82,600	90,344	82,600	91,686
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	192,654	190,245	194,223	195,194
Mezzanine A	5/2023	7.38%	7.55%	70,000	67,900	70,000	68,950
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,360	32,000	31,840
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australia Term Loan (1)	6/2020	BBSY+1.40%	4.59%	156,046	157,607	158,645	160,628
New Zealand Term Loan (1)	6/2020	BKBM+1.40%	5.15%	31,834	32,152	31,240	31,631
2018 Senior Secured Term A Facility secured by stock pledge in qualified subsidiaries (1)	1/2023	L+2.50%	4.90%	475,000	475,000	—	—
2015 Senior Secured Term Loan B Facility (1)	12/2022	L+3.75%	5.79%	—	—	806,918	806,918
Total principal amount of mortgage notes and term loans				$1,414,163	$1,435,944	$1,753,955	$1,787,528
Less deferred financing costs				(15,611)	n/a	(25,712)	n/a
Less debt discount				(325)	n/a	(6,285)	n/a
Total mortgage notes and term loans, net of deferred financing costs and debt discount				$1,398,227	$1,435,944	$1,721,958	$1,787,528

2018 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries (1)	1/2021	L+2.50%	n/a	$—	$—	$—	$—

Construction Loan:
Warehouse Clearfield, UT secured by mortgage (1)	2/2019	L+3.25%	5.18%	$—	$—	$19,671	$19,671
Less deferred financing costs				—	n/a	(179)	n/a
				$—	$—	$19,492	$19,671

(1)	L = one-month LIBOR; BBSY= Bank Bill Swap Bid Rate (applicable in Australia); BKBM = Bank Bill Reference Rate (applicable in New Zealand).

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2018 Senior Secured Credit Facilities
Simultaneous with the IPO, we closed on a five-year, $525.0 million Senior Secured Term Loan A Facility and a three-year, $400.0 million Senior Secured Revolving Credit Facility, which we refer to as 2018 Senior Secured Credit Facilities. Our 2018 Senior Secured Credit Facilities also have an additional $400.0 million accordion option. Our 2018 Senior Secured Revolving Credit Facility has a one-year extension option subject to certain conditions. We used the net proceeds from the IPO, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $806.9 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility, plus accrued and unpaid interest, to repay $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, and for working capital.
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
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility to backstop certain outstanding letters of credit.
Our Operating Partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At December 31, 2017, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $1.8 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.1 billion.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our 2018 Senior Secured Credit Facilities are fully recourse to our Operating Partnership. As of March 31, 2018, the Company was in compliance with all debt covenants.
The aggregate maturities of the Company’s total indebtedness as of March 31, 2018, including amortization of principal amounts due under the Term Loan A and mortgage notes for each of the next five years and thereafter, are as follows:

As of March 31, 2018:	(In thousands)
Year 1	$24,069
Year 2	25,199
Year 3	614,956
Year 4	7,102
Year 5	482,381
Thereafter	260,456
Aggregate principal amount of debt	1,414,163
Less unamortized discount and deferred financing costs	(15,936)
Total debt net of discount and deferred financing costs	$1,398,227
6. Derivative Financial Instruments
The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates related to certain indebtedness of its foreign subsidiaries. The Company’s strategy to achieve that objective involves entering into interest rate swap contracts. There have been no significant changes in the Company's policy or strategy for utilizing derivative instruments from what was disclosed in its consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018 and December 31, 2017, the aggregate fair values of these cash flow hedges were $2.4 million and $2.5 million, respectively, which are included in the "Accounts payable and accrued expenses" line of the accompanying condensed consolidated balance sheets. The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy.
The following table summarizes the impact of the Company’s interest rate swaps designated as cash flow hedges on the results of operations and Other Comprehensive Income (OCI) during the three-month period ended March 31, 2018 and 2017:

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2018	2017
	(In thousands)
(Gain) loss recognized as OCI, net of tax (effective portion)	$(36)	$348
Loss reclassified from AOCI into interest expense, net of tax	365	376
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
Refer to Note 14 for additional details regarding the impact of the Company's derivatives on AOCI for the three months ended March 31, 2018 and 2017.
7. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of March 31, 2018 and December 31, 2017 are as follows:

	Maturity	Interest Rate as of March 31, 2018	March 31, 2018	December 31, 2017
			(In thousands)
1 warehouse – 2010	8/2030	10.34%	$19,416	$19,457
11 warehouses – 2007	9/2017 to 9/2027	7.00%–19.59%	101,495	102,059
Total sale-leaseback financing obligations			$120,911	$121,516
8. Fair Value Measurements
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
The Company's mortgage notes, term loan and construction loans are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company's mortgage notes, term loans

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

and construction loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows of the collateral asset.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of March 31, 2018 and December 31, 2017, respectively.
The Company's assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	March 31, 2018	December 31, 2017
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$193,868	$48,873
Restricted cash	Level 1	19,394	21,090
Interest rate swap liability	Level 2	2,399	2,463
Measured at fair value on a non-recurring basis:
Long-lived assets written down:
Property, plant and equipment	Level 3	$—	$2,576
Disclosed at fair value:
Mortgage notes, term loans and construction loan	Level 3	$1,435,944	$1,807,199
9. Dividends and Distributions
In order to comply with the REIT requirements of the Internal Revenue Code, or the Code, the Company is generally required to make common share distributions (other than capital gain distributions) to its shareholders at least equal to 90% of its REIT taxable income, as defined in the Code, computed without regard to the dividends paid deduction and net capital gains. The Company’s common share dividend policy is to distribute a percentage of cash flow to ensure distribution requirements of the IRS are met while allowing the Company to retain cash to meet other needs, such as principal amortization, capital improvements and other investment activities.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

year. The payment of common share dividends is dependent upon our financial condition, operating results, and REIT distribution requirements and may be adjusted at the discretion of the Company’s Board of Trustees.
The following tables summarize dividends declared and distributions paid to the holders of common shares for the three months ended March 31, 2018 and common shares and Series B Preferred Shares for the three months ended March 31, 2017.

Three Months Ended March 31, 2018
Month Declared	Dividend Per Share	Distributions Paid or Accrued			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.019	$1,291	$619	(b)	January
March	0.140	20,145	—		April
		21,436
Series B Preferred Shares - Fixed Dividend			1,198	(c)
Total distributions paid to Series B Preferred Shares holders			$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last Participating Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Last Fixed Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

Three Months Ended March 31, 2017
Month Declared	Dividend Per Share	Distributions Paid or Accrued			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421	(a)	April

Series B Preferred Shares - Fixed Dividend			4,688
Total distributions paid or accrued to Series B Preferred Shares holders			$7,109

(a)	Participating Dividend.
10. Share-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues both time-based, performance-based and market-based equity awards. Time-based awards are recognized on a straight-line basis over the employees’ requisite service period, as adjusted for estimate of forfeitures. Performance-based and market-based awards are recognized on a tranche-by-tranche basis over the performance period, as adjusted for estimate of forfeitures.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Aggregate stock-based compensation charges were $4.5 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively, and were included as a component of "selling, general and administrative" expense on the accompanying condensed consolidated statements of operations. As of March 31, 2018, there was $19.7 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.9 years.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company's board of trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company's then shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company have the right to receive nonforfeitable dividend equivalent distributions on unvested units.
Modification of Restricted Stock Units
On January 4, 2018, the Company’s board of trustees approved the modification of awards to allow the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled pursuant to the 2010 Plan. On the same day, the Company’s board of trustees resolved that no further awards may be granted under the 2010 Plan after the approval of the 2017 Plan. As a result, the Company recognized a stock-based compensation expense of $2.6 million to reflect the change in fair value associated with the modification of the dividend equivalents rights of the outstanding equity awards under the 2010 Plan.
Restricted Stock Units Activity
Restricted stock units are nontransferable until vested. Prior to the issuance of a common share, the grantees of restricted stock units are not entitled to vote the shares. Time-based restricted stock unit awards vest in equal annual increments over the vesting period. Performance-based and market-based restricted stock unit awards vest upon the achievement of the performance target.
The following table summarizes restricted stock unit grants under the 2017 Plan during the three months ended March 31, 2018 and under the 2010 Plan for the three months ended March 31, 2017:

March 31,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2018	Trustee group	373,438	1-3 years	$5,975
2018	Employee group	897,125	2-4 years	$12,677
2017	Trustee group	18,348	2-3 years	$199
2017	Employee group	71,428	5 years	$959
Of the restricted stock units granted during the first quarter of 2018, i) 729,375 were time-based restricted stock units with various vesting periods ranging from one to four years issued to non-employee trustees and certain employees, ii) 42,188 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

part of their annual compensation, and iii) 499,000 were market-based restricted stock units issued to certain employees. The vesting of such market-based awards will be determined based on the Company's "total shareholder return", as described in the agreement granting such awards, computed for the performance period that began January 18, 2018 and will end December 31, 2020.
As of March 31, 2018, the Company's vested and outstanding restricted stock units had an intrinsic value of approximately $31.4 million using a price per share of $19.08.
Stock Options Activity
The following tables provide a summary of option activity for the three months ended March 31, 2018 and 2017:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2017	5,478	$9.72	6.0
Granted	—	—
Exercised	(95)	7.85
Forfeited or expired	(70)	9.81
Outstanding as of March 31, 2018	5,313	9.76	5.8

Exercisable as of March 31, 2018	3,666	$9.73	4.9

Outstanding as of December 31, 2016	6,313	$9.72	6.8
Granted	—	—
Exercised	—	—
Forfeited or expired	(286)	9.81
Outstanding as of March 31, 2017	6,027	9.71	6.3

Exercisable as of March 31, 2017	3,537	$9.64	4.7
As of March 31, 2018, the Company's exercisable and outstanding stock options had an intrinsic value of approximately $43.5 million using a price per share of $19.08.
11. Income Taxes
Income taxes are accounted for under the provisions of ASC 740 “Income Taxes”, which generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.
Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings,

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
The Company recorded an income tax benefit of approximately $0.1 million for the three months ended March 31, 2018 and income tax expense of approximately $1.5 million for the three months ended March 31, 2017. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations, and a significant portion of those earnings is permanently reinvested. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income generated by domestic and foreign taxable operations versus the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws, changes in uncertain tax positions, or changes in the valuation allowance applied to the Company’s deferred tax assets.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (TCJA) that significantly revises the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, imposing a mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation, and implementing a territorial tax system. We are applying the guidance in SAB 118 when accounting for the enactment date effects of TCJA. At March 31, 2018, we have not completed our accounting for all of the tax effects of TCJA. However, we have made a reasonable estimate of certain effects. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. During the three-month period ended March 31, 2018, we did not recognize adjustments to the provisional amounts recorded at December 31, 2017; however, as discussed further below, we did include a reasonable estimate of the Global Intangible Low-Taxed Income (GILTI). In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.
The TCJA subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Income Tax Contingencies
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in ASC 740 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company had liabilities of $0.8 million recorded for uncertain tax positions as of March 31, 2018 and December 31, 2017. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.
12. Employee Benefit Plans
The components of net period benefit cost for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$8	$19	$—	$58	$85
Interest cost	354	300	5	27	686
Expected return on plan assets	(512)	(342)	—	(45)	(899)
Amortization of net loss	311	179	—	—	490
Amortization of prior service cost	—	—	—	8	8
Net pension benefit cost	$161	$156	$5	$48	$370

	Three Months Ended March 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$16	$126	$—	$58	$200
Interest cost	396	314	6	30	746
Expected return on plan assets	(439)	(294)	—	(43)	(776)
Amortization of net loss	472	204	—	—	676
Amortization of prior service cost	—	53	—	—	53
Effect of settlement	173	59	—	—	232
Net pension benefit cost	$618	$462	$6	$45	$1,131
The Company expects to contribute $3.2 million to all plans in 2018.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Multi-Employer Plans
The Company contributes to a number of multi-employer benefit plans under the terms of collective bargaining agreements that cover union-represented employees. These plans generally provide for retirement, death, and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods, and benefit formulas. Details on multi-employer benefit plans can be found in the Annual Report on Form 10-K for the year ended December 31, 2017.
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) is grossly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company's portion of the unfunded liability, estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38 thousand over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multi-employer plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
13. Commitments and Contingencies
Letters of Credit
As of March 31, 2018, there were $33.6 million letters of credit issued on the Company’s 2018 Revolving Line of Credit and as of December 31, 2017, there were $33.8 million of outstanding letters of credit issued on the Company’s 2015 Revolving Line of Credit.
Bonds
The Company had outstanding surety bonds of $2.7 million as of March 31, 2018 and December 31, 2017, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of March 31, 2018, approximately 52% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering approximately 14% of the labor force are set to expire in 2018.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
On March 7, 2016, the United States Supreme Court handed down a decision in the Kansas Breach of Settlement Agreement Litigation case. The decision was contrary to the position that the Company argued and the matter was remanded back to Kansas state court for further proceedings. Regardless of the venue, the Company remains confident that its defenses on the merits of plaintiffs’ claims are strong under Kansas law and the likelihood of any liability is remote.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of March 31, 2018 and December 31, 2017. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no individually material remediation accruals. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2018 and December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

14. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments of investments in foreign subsidiaries, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments, net of tax. The activity in AOCI for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(7,126)	$(12,880)
Gain arising during the period	491	676
Less: Tax expense	—	—
Net gain arising during the period	491	676
Amortization of prior service cost (1)	8	53
Less: Tax expense	—	—
Net amount reclassified from AOCI to net loss	8	53
Other comprehensive income, net of tax	499	729
Balance at end of period, net of tax	(6,627)	(12,151)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	8,318	3,874
(Loss) gain on foreign currency translation	(1,473)	3,235
Less: Tax expense/(Tax benefit)	—	—
Net (loss)/gain on foreign currency translation	(1,473)	3,235
Balance at end of period, net of tax	6,845	7,109
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,422)	(1,538)
Unrealized loss on cash flow hedge derivatives	(314)	(869)
Less: Tax expense/(Tax benefit)	15	(145)
Net loss on cash flow hedge derivatives	(329)	(724)
Net amount reclassified from AOCI to net loss (interest expense)	365	376
Balance at end of period, net of tax	(1,386)	(1,886)

Accumulated other comprehensive loss	$(1,168)	$(6,928)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

15. Related-Party Transactions
Transactions with Goldman
Affiliates of Goldman are part of the lending group that has $45.0 million, or approximately 4.9%, of the total commitment under the 2018 Senior Secured Credit Facilities. Another affiliate of Goldman is one of the participating lenders in the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan). Goldman is also the counterparty to the interest rate swap agreements described in Note 6.
The Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. During the three months ended March 31, 2018 and 2017, the Company paid interest expense and fees to Goldman totaling approximately $0.9 million and $0.3 million, respectively. Interest payable to Goldman was nominal as of March 31, 2018 and December 31, 2017.
Transaction with YF ART Holdings
On March 8, 2018, YF ART Holdings entered into a margin loan agreement pledging 54,952,774 common shares of beneficial interest, $0.01 par value per share, representing approximately 38.6% of the Company’s issued and outstanding common shares as of March 31, 2018. YF ART Holdings used the proceeds from the financing agreement to pay in full the outstanding investment, including the preferred return thereon, of Fortress, which ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein.
In connection with the pledge by YF ART Holdings described above, the Company delivered a consent and acknowledgement to YF ART Holdings and the lenders under such margin loan agreement in which the Company, among other matters, agreed, subject to applicable law and stock exchange rules, not to take any actions that would adversely affect the enforcement of the rights of the lenders under the loan documents. The Company is not a party to the margin loan agreement and has no obligations thereunder. In consideration of our agreement to enter into such consent and acknowledgment, YF ART Holdings entered into a letter agreement with us that provides that, among other matters, YF ART Holdings may not, without our prior written consent, directly or indirectly transfer or dispose of an amount greater than approximately 27.5 million common shares, subject to certain exceptions (including as relating to the margin loan agreement and related documents), for a ninety-day period beyond the lock-up period applicable to YF ART Holdings’ common shares under the lock-up agreement it entered into with the representatives of the underwriters for the IPO. The Company also entered into an amendment of the shareholders agreement, which addresses certain matters related to the margin loan agreement and related documents.
16. Segment Information
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents segment revenues and contributions with a reconciliation to income (loss) before income tax and gain (loss) from sale of real estate, net of tax for the years ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Segment revenues:
Warehouse	$286,517	$275,807
Third-Party Managed	63,876	58,367
Transportation	38,345	36,181
Quarry	2,403	2,559
Total revenues	391,141	372,914

Segment contribution:
Warehouse	89,570	83,520
Third-Party Managed	3,777	2,988
Transportation	3,594	3,553
Quarry	346	903
Total segment contribution	97,287	90,964

Reconciling items:
Depreciation, depletion, and amortization	(29,408)	(29,408)
Selling, general and administrative expense	(31,947)	(24,770)
Loss from partially owned entities	(139)	(27)
Interest expense	(24,495)	(27,727)
Interest income	623	257
Loss on debt extinguishment and modification	(21,385)	(171)
Foreign currency exchange gain (loss)	680	(2,773)
Other income (expense), net	56	(467)
(Loss) income before income tax	$(8,728)	$5,878
17. Earnings/(Loss) per Common Share
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
For the three months ended March 31, 2018 and 2017, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, warrants and convertible preferred shares.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share:

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 31, 2018	March 31, 2017
Series B Convertible Preferred Stock	8,494,733	33,240,261
Common share warrants	1,642,409	3,145,575
Employee stock options	5,347,188	6,217,966
Restricted stock units	611,927	565,093
	16,096,257	43,168,895
18. Revenue from Contracts with Customers
Disaggregated Revenue
The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and 2017 by segment and geographic region:

	Three Months Ended March 31, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$104,360	$10,339	$3,872	$1,553	$—	$120,124
Warehouse services	125,248	30,438	4,117	987	—	160,790
Third-party managed	56,015	3,249	—	—	4,562	63,826
Transportation	23,064	14,199	204	878	—	38,345
Quarry	2,398	—	—	—	—	2,398
Total revenues (1)	311,085	58,225	8,193	3,418	4,562	385,483
Lease revenue (2)	5,658	—	—	—	—	5,658
Total revenues from contracts with all customers	$316,743	$58,225	$8,193	$3,418	$4,562	$391,141

	Three Months Ended March 31, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$98,706	$9,384	$4,425	$2,358	$—	$114,873
Warehouse services	123,549	28,128	3,497	967	—	156,141
Third-party managed	52,486	1,504	—	—	4,327	58,317
Transportation	21,272	13,269	199	1,441	—	36,181
Quarry	2,553	—	—	—	—	2,553
Total revenues (1)	298,566	52,285	8,121	4,766	4,327	368,065
Lease revenue (2)	4,849	—	—	—	—	4,849
Total revenues from contracts with all customers	$303,415	$52,285	$8,121	$4,766	$4,327	$372,914

(1)
Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of Topic 840, Leases.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Performance Obligations
Substantially all our revenue for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts is recognized over time as the customer benefits equally throughout the period until the contractual term expires. Typically, revenue is recognized over time using an output measure (e.g. passage of time) to measure progress. Revenue recognized at a point in time upon delivery when the customer typically obtains control, include most accessorial services, transportation services, reimbursed costs and quarry product shipments.
For arrangements containing non-cancellable contract terms, any variable consideration related to storage renewals or incremental handling charges above stated minimums are 100% constrained and not included in aggregate amount of the transaction price allocated to the unsatisfied performance obligations disclosed below, given the degree in difficulty in estimation. Payment terms are generally 0 - 30 days upon billing, which is typically monthly, either in advance or subsequent to the performance of services. The same payment terms typically apply for arrangements containing variable consideration.
The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
At March 31, 2018, the Company had $390.9 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 17% of these remaining performance obligations as revenue in 2018, an additional 19% by 2019 with the remaining 64% to be recognized over a weighted average period of 7.5 years through 2029.
As part of the Company’s adoption of ASU 2014-09 in the first quarter of 2018, the Company elected to use the practical expedient under ASC 606-10-65-1(f)(3), pursuant to which the Company has excluded disclosures of transaction prices allocated to remaining performance obligations and when the Company expects to recognize such revenue for all periods prior to the date of initial application of ASU 2014-09.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2018, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $177.0 million and $198.7 million at March 31, 2018 and December 31, 2017, respectively, and $183.3 million and $198.4 million at March 31, 2017 and December 31, 2016, respectively. All other trade receivable balances relate to contracts accounted for under ASC 840.
Opening and closing balances in unearned revenue related to contracts with customers were $18.2 million and $18.8 million at March 31, 2018 and December 31, 2017, respectively, and $17.1 million and $17.9 million at March 31, 2017 and December 31, 2016, respectively. Substantially all revenue that was included in the contract liability

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

balances at the beginning of 2018 and 2017 has been recognized as of March 31, 2018 and March 31, 2017, respectively, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this quarterly report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
MANAGEMENT'S OVERVIEW
We are the world’s largest owner and operator of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of March 31, 2018, we operated a global network of 158 temperature-controlled warehouses encompassing 933.9 million cubic feet, with 140 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We also own and operate a limestone quarry through a separate business segment. In addition, we hold a minority interest in the China JV, which owns or operates 13 temperature-controlled warehouses located in China. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. Additionally we operate a quarry and have a minority investment in the China JV.
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
Quarry. In addition to our primary business segments, we own and operate a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consists primarily of labor, equipment, fuel and explosives.
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

	March 31, 2018 compared to March 31, 2017
	Average foreign exchange rate used to adjust operating results for the three months ended March 31, 2018 (1)	Foreign exchange rates as of March 31, 2018	Foreign exchange rates as of March 31, 2017
Australian dollar	0.758	0.769	0.764
New Zealand dollar	0.711	0.723	0.700
Argentinian peso	0.063	0.050	0.065
Canadian dollar	0.756	0.775	0.751

(1)
Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

Focus on Our Operational Effectiveness and Cost Structure
We continuously seek to implement various initiatives aimed at streamlining our business processes and reducing our cost structure. Commencing in 2013, we realigned and centralized key business processes; implemented standardized operational processes; integrated and launched new information technology tools and platforms; instituted key health, safety, leadership and training programs; and added a strategic sourcing function to capitalize on the purchasing power of our network. Through the realignment of our business processes, we have improved retention of our key talent and reduced employee turnover, acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend. In 2016, we implemented a strategic effort to exit certain leased facilities and transition customers within our warehouse portfolio to consolidate occupancy, reduce costs and increase contribution from the warehouses where these customers were transitioned. In executing these initiatives, we believe that we have enhanced our ability to serve our customers at the highest quality level and efficiently manage our warehouses.
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets. We continue to evaluate our markets and offerings.
Strategic Shift within Our Transportation Segment
In order to better focus our business on the operation of our temperature-controlled warehouses, we have undertaken a strategic shift in the solutions we provide in our transportation segment. As a result of this strategic shift, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, including traditional brokered transportation services. We continue to offer more profitable and value added programs, such as national and regional cross-dock, regional and multi-vendor consolidation service, and dedicated transportation services. We designed each of these programs to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased occupancy in our temperature-controlled warehouses.
Historically Significant Customer
For the three months ended March 31, 2018 and 2017, one customer accounted for more than 10% of our total revenues, with $52.3 million and $48.3 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. These reimbursements are recognized as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that are recognized in our third-party managed segment cost of operations. Of the revenues received from this customer, $48.2 million and $44.6 million represented reimbursements for certain expenses we incurred during the three months ended March 31, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Occupancy of our Warehouses
Occupancy in our warehouses is an important driver of our financial results. Physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged or leased facility), specific customer needs in the markets served by the warehouse, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallets and the adverse effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the United States. Physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June. Our target occupancy across our warehouse portfolio varies by warehouse and warehouse type because our warehouses are configured to accommodate the individual needs of our customers. We generally regard approximately 85% average physical occupancy across our temperature-controlled warehouse portfolio as optimal, subject to relevant local market conditions and individual customer needs. We do not believe that a 100% occupancy rate is an ideal target for utilization of our warehouses because optimizing pallet throughput and efficient delivery of relevant value-added services require a certain amount of free pallet position capacity at all times in order to be able to efficiently place, store and retrieve products from pallet positions, particularly during periods of greatest occupancy or highest volume. Our occupancy metrics account for the physical occupancy of our warehouses. As customers continue to transition to contracts that feature a fixed storage commitment, our financial occupancy may be greater than our physical occupancy, as we may have the opportunity to sell space which is not being utilized by our fixed storage commitment customers.
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
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses during the first quarter of 2018.

March 31, 2018
Total Warehouses	158
Same Store Warehouses (1)	138
Non-Same Store and Managed Warehouses	20

(1)
During the first quarter of 2018, one of the warehouses in our portfolio was reclassified from the same store to the non-same store population in anticipation of our exit from the lease of such warehouse facility in the second quarter of 2018.

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

Constant Currency Metrics
As discussed above under “Key Factors Affecting Our Business and Financial Results—Foreign Currency Translation Impact on Our Operations,” our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues generated and expenses incurred by our operations outside the United States, variations which we cannot control. As a result, in order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we analyze our business performance based on certain constant currency reporting that represents current period results translated into U.S. dollars at the relevant average foreign exchange rates applicable in the comparable prior period. We believe that the presentation of constant currency results provides a measurement of our ongoing operations that is meaningful to investors because it excludes the impact of these foreign currency movements that we cannot control. Constant currency results are not measurements of financial performance under U.S. GAAP, and our constant currency results should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended March 31, 2018 and 2017
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$125,727	$125,676	$119,666	5.1%	5.0%
Warehouse services	160,790	159,881	156,141	3.0%	2.4%
Total warehouse segment revenues	286,517	285,557	275,807	3.9%	3.5%

Power	16,114	16,148	15,428	4.4%	4.7%
Other facilities costs (2)	26,782	26,786	26,258	2.0%	2.0%
Labor	128,336	127,670	124,101	3.4%	2.9%
Other services costs (3)	25,715	25,610	26,500	(3.0)%	(3.4)%
Total warehouse segment cost of operations	196,947	196,214	192,287	2.4%	2.0%
Warehouse segment contribution (NOI)	$89,570	$89,343	$83,520	7.2%	7.0%

Warehouse rent and storage contribution (NOI) (4)	$82,831	$82,742	$77,980	6.2%	6.1%
Warehouse services contribution (NOI) (5)	$6,739	$6,601	$5,540	21.6%	19.2%

Total warehouse segment margin	31.3%	31.3%	30.3%	100 bps	100 bps
Rent and storage margin(6)	65.9%	65.8%	65.2%	70 bps	60 bps
Warehouse services margin(7)	4.2%	4.1%	3.5%	70 bps	60 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $3.7 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively.

(3)	Includes non-real estate rent expense of $3.4 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $286.5 million for the three months ended March 31, 2018, an increase of $10.7 million, or 3.9%, compared to $275.8 million for the three months ended March 31, 2017. On a constant currency basis, our warehouse segment revenues were $285.6 million for the three months ended March 31, 2018, an increase of $9.8 million, or 3.5%, period-over-period. These increases were primarily driven by customer mix, whereby a greater proportion of customers paid higher average rates per pallet, combined with an increase in the number of fixed commitment storage contracts and contractual rate escalation. Our domestic operations accounted for the majority of the change in customer composition and increase in fixed commitment storage contracts. The foreign currency translation of revenues incurred by our foreign operations had a $1.0 million favorable impact during the three months ended March 31, 2018.
Warehouse segment cost of operations was $196.9 million for the three months ended March 31, 2018, an increase of $4.7 million, or 2.4%, compared to $192.3 million for the three months ended March 31, 2017. On a constant currency basis, our warehouse segment cost of operations was $196.2 million for the three months ended March 31, 2018, an increase of $3.9 million, or 2.0%, compared to $192.3 million for the three months ended March 31, 2017. This change was driven primarily by an increase in more labor-intensive warehouse services partially offset by lower worker's compensation expenses relative to the three months ended March 31, 2017.
Warehouse segment contribution (NOI) was $89.6 million for the three months ended March 31, 2018, an increase of $6.1 million, or 7.2%, compared to $83.5 million for the three months ended March 31, 2017. On a constant currency basis, warehouse segment contribution was $89.3 million for the three months ended March 31, 2018, an increase of $5.8 million, or 7.0%, period-over-period. Again, favorable changes in our customer mix, higher number of fixed commitment storage contracts and contractual rate escalation led to improved contribution margins for our warehouse segment during the first quarter of 2018 compared to the same period in 2017.

Same Store Analysis
We had 138 same stores for the three months ended March 31, 2018. Please see “—How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$122,977	$122,926	$116,661	5.4%	5.4%
Warehouse services	157,502	156,594	152,999	2.9%	2.3%
Total same store revenues	280,479	279,520	269,660	4.0%	3.7%
Same store cost of operations:
Power	15,659	15,694	14,729	6.3%	6.6%
Other facilities costs	25,286	25,290	24,418	3.6%	3.6%
Labor	125,435	124,768	121,022	3.6%	3.1%
Other services costs	24,973	24,869	25,785	(3.1)%	(3.6)%
Total same store cost of operations	$191,353	$190,621	$185,954	2.9%	2.5%

Same store contribution (NOI)	$89,126	$88,899	$83,706	6.5%	6.2%
Same store rent and storage contribution (NOI)(2)	$82,032	$81,942	$77,514	5.8%	5.7%
Same store services contribution (NOI)(3)	$7,094	$6,957	$6,192	14.6%	12.4%

Total same store margin	31.8%	31.8%	31.0%	80 bps	80 bps
Same store rent and storage margin(4)	66.7%	66.7%	66.4%	30 bps	30 bps
Same store services margin(5)	4.5%	4.4%	4.0%	50 bps	40 bps

Non-same store revenues:
Rent and storage	$2,750	$2,750	$3,005	(8.5)%	(8.5)%
Warehouse services	3,288	3,287	3,142	4.6%	4.6%
Total non-same store revenues	6,038	6,037	6,147	(1.8)%	(1.8)%
Non-same store cost of operations:
Power	455	454	699	(34.9)%	(35.1)%
Other facilities costs	1,496	1,496	1,840	(18.7)%	(18.7)%
Labor	2,902	2,902	3,079	(5.7)%	(5.7)%
Other services costs	741	741	715	3.6%	3.6%
Total non-same store cost of operations	$5,594	$5,593	$6,333	(11.7)%	(11.7)%

Non-same store contribution (NOI)	$444	$444	$(186)	(338.7)%	(338.7)%
Non-same store rent and storage contribution (NOI)(2)	$799	$800	$466	71.5%	71.7%
Non-same store services contribution (NOI)(3)	$(355)	$(356)	$(652)	(45.6)%	(45.4)%

Total warehouse segment revenues	$286,517	$285,557	$275,807	3.9%	3.5%
Total warehouse cost of operations	$196,947	$196,214	$192,287	2.4%	2.0%
Total warehouse segment contribution	$89,570	$89,343	$83,520	7.2%	7.0%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,		Change
	2018	2017
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,375	2,416	(1.7)%
Average physical pallet positions (in thousands)	3,112	3,096	0.5%
Occupancy percentage	76.3%	78.0%	-170 bps
Same store rent and storage revenues per occupied pallet	$51.77	$48.30	7.2%
Constant currency same store rent and storage revenues per occupied pallet	$51.75	$48.30	7.1%

Same store warehouse services:
Throughput pallets (in thousands)	6,499	6,657	(2.4)%
Same store warehouse services revenues per throughput pallet	$24.24	$22.98	5.5%
Constant currency same store warehouse services revenues per throughput pallet	$24.10	$22.98	4.9%

Non-same store rent and storage:
Occupancy
Average occupied pallets (in thousands)	72	53	35.8%
Average physical pallet positions (in thousands)	100	88	13.6%
Occupancy percentage	71.6%	61.0%

Non-same store warehouse services:
Throughput pallets (in thousands)	147	142	3.5%

(1)
We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the applicable period. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

Average occupancy at our same stores was 76.3% for the three months ended March 31, 2018, a decrease of 170 bps compared to 78.0% for the three months ended March 31, 2017. This change was primarily the result of a decrease of 1.7% in average occupied pallets. The decrease in the average occupied pallets is primarily associated with the timing of Easter in 2018 and a decline in the number of occupied pallets in our West region of the United States due to lower average inventory in our "harvest sites" that service some of our largest fruit and vegetables suppliers. Same store rent and storage revenues per occupied pallet increased 7.2% period-over-period, primarily driven by customer mix, whereby a greater proportion of customers paid higher average rates per pallet, an increase in the number of fixed commitment storage contracts entered into with our warehouse customers, and contractual rate escalation. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was approximately the same as the change in same store rent and storage revenues per occupied pallet including the effect of foreign currency fluctuations. This was attributable to the fact that the increase in same store rent and storage revenues from our domestic operations was substantially higher than the increase in same store rent and storage revenues from our foreign operations.
Throughput pallets at our same stores were 6.5 million pallets for the three months ended March 31, 2018, a decrease of 2.4% from 6.7 million pallets for the three months ended March 31, 2017. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 5.5% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services and, in part, a favorable net effect of foreign currency translation as the increase in warehouse services revenues from our foreign operations was greater than the increase from the same revenues stream at our domestic operations. On a constant currency basis, our same store services revenues per throughput pallet increased 4.9% period-over-period.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$63,876	$63,522	$58,367	9.4%	8.8%
Third-party managed cost of operations	60,099	59,823	55,379	8.5%	8.0%
Third-party managed segment contribution	$3,777	$3,699	$2,988	26.4%	23.8%

Third-party managed margin	5.9%	5.8%	5.1%	80 bps	70 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $63.9 million for the three months ended March 31, 2018, an increase of $5.5 million, or 9.4%, compared to $58.4 million for the three months ended March 31, 2017. On a constant currency basis, third-party managed revenues were $63.5 million for the three months ended March 31, 2018, an increase of $5.2 million, or 8.8%, period-over-period. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia.
Third-party managed cost of operations was $60.1 million for the three months ended March 31, 2018, an increase of $4.7 million, or 8.5%, compared to $55.4 million for the three months ended March 31, 2017. On a constant currency basis, third-party managed cost of operations was $59.8 million for the three months ended March 31, 2018, an increase of $4.4 million, or 8.0%, period-over-period.
Third-party managed segment contribution (NOI) was $3.8 million for the three months ended March 31, 2018, an increase of $0.8 million, or 26.4%, compared to $3.0 million for the three months ended March 31, 2017. On a constant currency basis, third-party managed segment contribution (NOI) was $3.7 million for the three months ended March 31, 2018, an increase of $0.7 million, or 23.8%, period-over-period. Improved margins in this segment were primarily driven by new business from our largest retail customer in Australia.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$38,345	$38,070	$36,181	6.0%	5.2%

Brokered transportation	28,121	28,022	25,884	8.6%	8.3%
Other cost of operations	6,630	6,477	6,744	(1.7)%	(4.0)%
Total transportation cost of operations	34,751	34,499	32,628	6.5%	5.7%
Transportation segment contribution (NOI)	$3,594	$3,571	$3,553	1.2%	0.5%

Transportation margin	9.4%	9.4%	9.8%	-40 bps	-40 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings. Transportation revenues were $38.3 million for the three months ended March 31, 2018, an increase of $2.2 million, or 6.0%, compared to $36.2 million for the three months ended March 31, 2017. On a constant currency basis, transportation revenues were $38.1 million for the year ended March 31, 2018, an increase of $1.9 million, or 5.2%, period-over-period. The strategic shift in our transportation segment resulted in higher revenue of $1.8 million on new and incremental business primarily from our domestic operations, which now focus on providing multi-vendor consolidation programs and dedicated transportation services. Our international operations led to a net revenue increase of $0.4 million primarily from incremental transportation services in Australia.
Transportation cost of operations was $34.8 million for the three months ended March 31, 2018, an increase of $2.1 million, or 6.5%, compared to $32.6 million for the three months ended March 31, 2017. On a constant currency basis, transportation cost of operations was $34.5 million for the three months ended March 31, 2018, an increase of $1.9 million, or 5.7%, period-over-period. Brokered transportation costs were higher than a year ago primarily as a result of an increase in domestic consolidation programs. The strategic shift referenced above led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $3.6 million for the three months ended March 31, 2018, an increase of 1.2% as compared to the three months ended March 31, 2017. Transportation segment margin decreased 40 basis points period-over-period, to 9.4% from 9.8%. Despite increased margins and greater efficiencies in our domestic transportation operations, the overall decrease in margins resulted from slightly lower margins in our international transportation business due to a shift in the customer mix in Australia. On a constant currency basis, transportation segment contribution was $3.6 million for the three months ended March 31, 2018, an increase of 0.5%, period-over-period.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change
	2018	2017
	(Dollars in thousands)
Quarry revenues	$2,403	$2,559	(6.1)%
Quarry cost of operations	2,057	1,656	24.2%
Quarry segment contribution (NOI)	$346	$903	(61.7)%

Quarry margin	14.4%	35.3%	n/m
n/m: not meaningful
Quarry revenues were $2.4 million for the three months ended March 31, 2018, a decrease of $0.2 million or 6.1% compared to $2.6 million for the three months ended March 31, 2017. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period as favorable weather conditions led to an early start of the 2017 construction season.
Quarry cost of operations was $2.1 million for the three months ended March 31, 2018, an increase of $0.4 million, or 24.2%, compared to $1.7 million for the three months ended March 31, 2017. This increase was primarily due to higher maintenance costs for production equipment.
Quarry segment contribution (NOI) was $0.3 million for the three months ended March 31, 2018, as compared to a contribution (NOI) of $0.9 million for the three months ended March 31, 2017, largely driven by the economic factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $31.9 million for the three months ended March 31, 2018, an increase of $7.2 million, or 29.0%, compared to $24.8 million for the three months ended March 31, 2017. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses period-over period was primarily due to higher stock-based compensation expense we incurred for i) the issuance of retention equity awards to certain employees and non-employee directors in connection with the IPO; ii) the issuance of new long-term incentive equity awards to certain employees in February 2018; and iii) the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan in January 2018. Included in corporate-level selling, general and administrative expense for the first quarter of 2018 were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. For the three months ended March 31, 2018 and 2017, corporate-level selling, general and administrative expenses were 8.2% and 6.6%, respectively, of total revenues.

Other Income and Expense
The following table presents other items of income and expense for the years ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change
	2018	2017	%
Other (expense) income:	(In thousands)
Interest expense	$(24,495)	$(27,727)	(11.7)%
Interest income	623	257	142.4%
Loss on debt extinguishment and modification	(21,385)	(171)	n/m
Foreign currency exchange gain (loss)	680	(2,773)	n/m
Other income (expense) - net	56	(467)	(112.0)%
n/m: not meaningful
Interest expense. Interest expense was $24.5 million for the three months ended March 31, 2018, a decrease of $3.2 million, or 11.7%, compared to $27.7 million for the three months ended March 31, 2017. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility, which had a balance outstanding of approximately $703.0 million during the first quarter of 2017. In addition, as of March 31, 2017 we had a balance outstanding of $29.0 million under our 2015 Senior Secured Revolving Credit Facility, but had no outstanding balance under our 2018 Senior Secured Revolving Credit Facility during the first quarter of 2018.
Interest income. Interest income of $0.6 million for the three months ended March 31, 2018 was 142.4% higher when compared to the amount reported for three months ended March 31, 2017. This period-over-period change was primarily driven by the increase in net cash provided by our financing activities in January 2018.
Loss on debt extinguishment and modification. We recognized a $21.4 million charge primarily to write-off unamortized debt issuance costs in connection with the refinancing of our 2015 Senior Secured Credit Facilities. A small portion of that charge includes certain financing costs we incurred in connection with the issuance of our 2018 Senior Secured Credit Facilities that could not be capitalized.
Foreign currency exchange gain (loss). We reported a foreign currency exchange gain of $0.7 million for the three months ended March 31, 2018 as compared to a $2.8 million foreign currency exchange loss for the three months ended March 31, 2017. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the first quarter of 2018 as the U.S. dollar strengthened against the Australian dollar as compared to the three months ended March 31, 2017. In addition, the balance outstanding under this intercompany loan was $15.0 million higher during the first quarter of 2017.
Other income (expense) - net. In this line item, which represents income or expense outside our operating segments, we reported a net income of $0.1 million for the three months ended March 31, 2018 as compared to a net expense of $0.5 million for the three months ended March 31, 2017. This change is attributed primarily to higher pension expense in 2017 as a result of a lump sum settlement.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended March 31, 2018 was $0.1 million, which represented a change of $1.6 million, or 106.0% from an income tax expense of $1.5 million for the three months ended

March 31, 2017. This change was mainly driven by a reduction in the projected annual effective tax rate associated with the enactment of the TCJA and lower income reported by our taxable REIT foreign subsidiaries.
Non-GAAP Financial Measures

We use the following Non-GAAP financial measures as supplemental performance measures of our business: FFO, Core FFO, Adjusted FFO, EBITDAre and Core EBITDA.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-offering related IPO expenses, stock-based compensation expense for the IPO retention grants, severance and reduction in workforce costs, acquisition, diligence and other pursuit costs, loss on debt extinguishment and modification, and foreign currency exchange gain or loss. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

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

FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table above reconciles FFO, Core FFO and Adjusted FFO to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Earnings to NAREIT FFO, Core FFO, and AFFO
(In thousands)
	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(8,639)	$4,384
Adjustments:
Real estate related depreciation and depletion	22,174	21,433
Real estate depreciation on China JV	270	268
NAREIT Funds from operations	13,805	26,085
Less distributions on preferred shares of beneficial interest	(1,818)	(7,109)
NAREIT Funds from operations attributable to common shareholders	$11,987	$18,976
Adjustments:
Net gain on sale of non-real estate assets	(148)	(99)
Non-offering related IPO expenses (a)	1,245	—
Stock-based compensation expense, IPO grants	965	—
Severance and reduction in workforce costs (b)	11	—
Terminated site operations costs	—	(3)
Strategic alternative costs	—	842
Loss on debt extinguishment and modification	21,385	171
Foreign currency exchange (gain) loss	(680)	2,773
Core FFO applicable to common shareholders	$34,765	$22,660
Adjustments:
Amortization of deferred financing costs and debt discount	1,674	2,023
Amortization of below/above market leases	38	38
Straight-line net rent	(5)	(12)
Deferred income taxes benefit	(1,156)	(748)
Stock-based compensation expense, excluding IPO grants	3,553	587
Non-real estate depreciation and amortization	7,234	7,975
Non-real estate depreciation and amortization on China JV	156	151
Recurring maintenance capital expenditures (c)	(6,383)	(5,905)
Adjusted FFO applicable to common shareholders	$39,876	$26,769

(a)	Represents one-time costs and professional fees associated with becoming a public company.

(b)	Represents one-time severance from and reduction in workforce costs associated with exiting or selling non-strategic warehouses.

(c)
Recurring maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, earnings before interest expense, taxes, depreciation, depletion and amortization, gains or losses on disposition of depreciated property, including gains or losses on change of control, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustment to reflect share of EBITDAre of unconsolidated affiliates. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.

We also calculate our Core EBITDA as EBITDAre further adjusted for impairment charges on intangible and long-lived assets, gain or loss on depreciable real property asset disposals, severance and reduction in workforce costs, non-offering related IPO expenses, loss on debt extinguishment and modification, stock-based compensation expense, foreign currency exchange gain or loss, loss on partially owned entities, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

We use EBITDAre and Core EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDAre and Core EBITDA to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Earnings to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(8,639)	$4,384
Adjustments:
Depreciation, depletion and amortization	29,408	29,408
Interest expense	24,495	27,727
Income tax expense	(89)	1,494
Adjustment to reflect share of EBITDAre of partially owned entities	557	571
NAREIT EBITDAre	$45,732	$63,584
Adjustments:
Severance and reduction in workforce costs (a)	11	—
Terminated site operations cost	—	(3)
Non-offering related IPO expenses (b)	1,245	—
Strategic alternative costs	—	842
Loss from partially owned entities	139	27
(Gain) loss on foreign currency exchange	(680)	2,773
Stock-based compensation expense	4,518	587
Loss on debt extinguishment and modification	21,385	171
Gain on real estate and other asset disposals	(137)	(102)
Reduction in EBITDAre from partially owned entities	(557)	(571)
Core EBITDA	$71,656	$67,308

(a)	Represents one-time severance from reduction in workforce costs associated with exiting or selling non-strategic warehouses.

(b)	Represents one-time costs and professional fees associated with becoming a public company.

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

REIT Qualification
To maintain our qualification as a REIT, we must make distributions to our common shareholders aggregating annually at least 90% of our REIT taxable income excluding capital gains. While historically we have satisfied this requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. Cash flows from our operations, which are included in net cash provided by operating activities in our consolidated statements of cash flows, were sufficient to cover distributions on our common shares and our then outstanding preferred shares for the three months ended March 31, 2018 and 2017.
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
Our bad debt expense was $0.1 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we maintained bad debt allowances of approximately $5.8 million, which we believed to be adequate.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of March 31, 2018 and December 31, 2017.

	Stated maturity date	Contractual interest rate (5)	Effective interest rate (6) as of March 31, 2018	March 31, 2018	December 31, 2017
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$52,641	$56,941
Component A-2-FX	1/2021	4.96%	5.38%	150,334	150,334
Component A-2-FL (1)	1/2021	L+1.51%	3.80%	48,654	48,654
Component B	1/2021	6.04%	6.48%	60,000	60,000
Component C	1/2021	6.82%	7.28%	62,400	62,400
Component D	1/2021	7.45%	7.92%	82,600	82,600
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	192,654	194,223
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australia Term Loan (2), (4)	6/2020	BBSY+1.40%	4.59%	156,046	158,645
New Zealand Term Loan (3), (4)	6/2020	BKBM+1.40%	5.15%	31,834	31,240
2018 Senior Secured Term A Facility (4) secured by stock pledge in qualified subsidiaries	1/2023	L+2.50%	4.90%	$475,000	$—
2015 Senior Secured Term Loan B Facility (4)	12/2022	L+3.75%	5.79%	—	806,918
Total principal amount of mortgage notes and term loans				1,414,163	1,753,955
Less deferred financing costs				(15,611)	(25,712)
Less debt discount				(325)	(6,285)
Total mortgage notes and term loans, net of deferred financing costs and debt discount				$1,398,227	$1,721,958

2018 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries (4) , (5)	1/2021	L+2.50%	n/a	$—	$—
Construction Loan:
Warehouse Clearfield, UT secured by mortgage (4)	2/2019	LIBOR + 3.25% or prime rate + 2.25%	5.18%	$—	$19,671
Less deferred financing costs				—	(179)
				$—	$19,492

(1)
Component A-2-FL of the 2010 Mortgage Loans has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The variable interest rate at March 31, 2018 was 3.39% per annum.

(2)
As of March 31, 2018, the outstanding balance was AUD$203.0 million and the variable interest rate was 3.28% per annum (1.88% BBSY plus 1.40% margin) of which 75% is fixed via an interest rate swap at 4.06% per annum (2.66% BBSY plus 1.40% margin).

(3)
As of March 31, 2018, the outstanding balance was NZD$44.0 million and the variable interest rate was 3.33% per annum (1.93% BKBM plus 1.40% margin), of which 75% is fixed via an interest rate swap at 4.93% per annum (3.53% BKBM plus 1.40% margin).

(4)	References in this table to LIBOR are references to one-month LIBOR and references to BBSY and BKBM are to Australian Bank Bill Swap Bid Rate and New Zealand Bank Bill Reference Rate, respectively.

(5)	Unused line, letter of credit and financing fees increase the stated interest rate.

(6)
The effective interest rate includes effects of amortization of the deferred financing costs and debt discount. The weighted average effective interest rate for total debt was 5.39% and 5.68% as of March 31, 2018 and December 31, 2017, respectively.

2018 Senior Secured Credit Facilities
On December 26, 2017, we closed into escrow on our 2018 Senior Secured Credit Facilities, consisting of a five-year, $525.0 million Senior Secured Term Loan A Facility and a three-year, $400.0 million 2018 Senior Secured Revolving Credit Facility. Our 2018 Senior Secured Credit Facilities also have an additional $400.0 million accordion option. Our 2018 Senior Secured Revolving Credit Facility has a one-year extension option subject to certain conditions. We used the net proceeds from the IPO transactions, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $806.9 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility plus accrued and unpaid interest, to repay $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, and for working capital.
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
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility to backstop certain outstanding letters of credit.
Our operating partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At March 31, 2018, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $1.8 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the terms of our 2018 Credit Agreement) in excess of $1.1 billion.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2018, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.5 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of March 31, 2018 was 1.71x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt includes six separate components, which are comprised of independent classes of certificates and seniority. The components are cross-collateralized and cross-defaulted. No principal payments are required on five of the six components until the stated maturity date in January 2021, and one component requires monthly principal payments of $1.4 million. Interest is payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components are fixed, and range from 3.86% to 7.45% per annum. One component has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The fair value of the interest rate cap was nominal at March 31, 2018. The floating rate interest component is pre-payable anytime without penalty; however, the fixed rate components remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general corporate purposes.
The 2010 Mortgage Loans were initially collateralized by 53 warehouses. In November 2014, we sold one of the warehouses collateralizing the 2010 Mortgage Loans for $9.5 million, and $6.0 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2015, we sold three warehouses for $9.4 million, and $6.1 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2017, we used a portion of the net proceeds from incremental borrowings under our Existing Senior Secured Term Loan B Facility to pay down $26.2 million of the 2010 Mortgage Loans. As a result, two warehouses were transferred from the collateral base of the 2010 Mortgage Loans to the Existing Senior Secured Revolving Credit Facility borrowing base, and one was released and positioned for sale. The terms governing the 2010 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2018, the amount of restricted cash associated with the 2010 Mortgage Loans was $13.8 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.50x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of March 31, 2018 was 3.0x. The 2010 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
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

Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs, replacing refrigeration equipment, re-racking our warehouses, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third-party tune-ups and real-time monitoring of energy consumption, rapid-close doors and alternative-power generation technologies. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per cubic foot amounts)
Real estate	$5,809	$5,143
Personal property	252	347
Information technology	322	415
Total recurring maintenance capital expenditures	$6,383	$5,905

Total recurring maintenance capital expenditures per cubic foot	$0.007	$0.006

Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per cubic foot amounts)
Real estate	$5,197	$5,316
Personal property	7,992	7,295
Total repair and maintenance expenses	$13,189	$12,611

Repair and maintenance expenses per cubic foot	$0.014	$0.013
Growth and Expansion Capital Expenditures
Growth and expansion capital expenditures are capitalized investments made to support our customers and warehouse expansion and development initiatives and enhance our information technology platform.

Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions and acquisitions of reusable incremental material handling equipment. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality. The following table sets forth our growth and expansion capital expenditures for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Expansion and development initiatives	$18,236	$37,152
Information technology	800	1,431
Total growth and expansion capital expenditures	$19,036	$38,583

Historical Cash Flows

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$50,361	$45,684
Net cash used in investing activities	(27,919)	(52,240)
Net cash provided by (used in) financing activities	121,087	(11,301)
Operating Activities
For the three months ended March 31, 2018, our net cash provided by operating activities was $50.4 million, an increase of $4.7 million, or 10.2%, compared to $45.7 million for the three months ended March 31, 2017. This change is mainly attributable to a 7.0%, increase in our operating segments contribution, a favorable changes in working capital, and $3.2 million less cash paid for interest during the first quarter of 2018, with $23.1 million interest paid for the three months ended March 31, 2018 compared to $26.3 million paid for the three months ended March 31, 2017.
Investing Activities

Our net cash used in investing activities was $27.9 million for the three months ended March 31, 2018 compared to net cash used in investing activities of $52.2 million for the three months ended March 31, 2017. Additions to property, plant, and equipment of $28.3 million accounted for the use of cash in investing activities and included outlays mainly associated with construction in progress and expansion of certain warehouse facilities in the United States. Net proceeds of $0.4 million from the sale of fixed assets partially offset the additions to property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $121.1 million for the three months ended March 31, 2018 compared to net cash used in financing activities of $11.3 million for the three months ended March 31, 2017. Cash provided by financing activities for the current period primarily consisted of $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, and $493.6 million net proceeds from the IPO. These cash inflows were partially offset by $806.9 million paid to extinguish our Senior Secured Term Loan B facility, $50.0 million prepayment on our Senior Secured Term Loan A Facility, $28.5 million of repayments on mortgage notes, construction loans and lease obligations, $8.7 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, and $3.2 million of stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.
Contractual Obligations
     The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage and term loans	$1,414,163	$24,069	$640,155	$489,483	$260,456
Interest on mortgage and term loans (1)	243,049	71,539	114,184	54,806	2,520
Sale leaseback financing obligations (2)	232,572	16,638	33,949	35,188	146,797
Capital lease obligations, including interest	44,022	11,478	17,384	8,846	6,314
Operating leases	108,446	31,463	48,558	11,093	17,332
Total (3), (4)	$2,042,252	$155,187	$854,230	$599,416	$433,419

(1)
Interest payable is based on interest rates in effect at March 31, 2018. Amounts include variable-rate interest payments, which are calculated utilizing the applicable interest rates as of March 31, 2018.

(2)	Sale leaseback financing obligations are subject to multiple expiration dates and bear interest rates that vary from 7.0% to 19.6%.

(3)
The table above excludes $0.8 million of estimated tax exposures, including interest and penalties, related to positions taken on U.S. federal and state income tax returns for our TRSs as of March 31, 2018.

(4)	The table also excludes $2.4 million aggregate fair value as of March 31, 2018 of two interest rate swap agreements expiring in June 2020.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CRITICAL ACCOUNTING POLICIES UPDATE
See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of March 31, 2018, we had $570.6 million of outstanding variable-rate debt. Approximately $523.7 million of this debt consisted of certain mortgage notes, construction loans and our Senior Secured Term Loan A Facility bearing interest at one-month LIBOR plus a margin ranging from 1.51% to 2.50% and, in the case of the certain mortgage notes subject to a 1.0% LIBOR floor. The majority of the remaining variable rate debt is related to our Australian and New Zealand entities and bears interest at variable rates determined by reference to the Australian Bank Bill Swap Bid Rate (BBSY) and the New Zealand Bank Bill Reference Rate (BKBM), respectively, plus, in each case, 1.4%. At March 31, 2018, one-month LIBOR was at approximately 1.88%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $5.8 million. A 100 basis point decrease in market interest rates would result in only a $5.7 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
Our foreign currency risk at March 31, 2018 has not materially changed from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference in this report.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this

Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
Item 5. Other Information
On May 15, 2018, the Compensation Committee of the Company’s Board of Trustees (the “Committee”) took certain actions relating to the compensation of Marc Smernoff, the Company’s Chief Financial Officer and Executive Vice President. The Committee approved an increase in Mr. Smernoff’s annual base salary to $525,000 from $450,000, effective as of May 15, 2018. The Committee also approved an agreement with Mr. Smernoff pursuant to which the Company will pay Mr. Smernoff a one-time cash payment of $100,000 (the “Special Bonus”) and relocation expenses upon the relocation of Mr. Smernoff’s family to the Atlanta, Georgia metropolitan area. The relocation expenses are subject to repayment pursuant to the Company’s relocation policy. In addition, if Mr. Smernoff’s family does not remain in the Atlanta, Georgia metropolitan area for at least one year, Mr. Smernoff will be required to repay 100% of the Special Bonus, and if Mr. Smernoff’s family remains in the Atlanta, Georgia metropolitan area for at least one year but less than two years, Mr. Smernoff will be required to repay 50% of the Special Bonus.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1	First Amendment to Shareholders Agreement, dated March 8, 2018, by and among the Company and the shareholders of the Company signatories thereto
10.2#	Form of Annual Trustee Restricted Stock Unit Agreement
10.3#	Form of Retention Restricted Stock Unit Agreement
10.4#	Form of Performance Restricted Stock Unit Agreement
10.5#	Letter Agreement, dated May 11, 2018, by and between the Company and Marc Smernoff
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
# This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	May 15, 2018	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)