Form 10-Q
period 2018-06-30
AMERICOLD REALTY TRUST
filed 2018-08-14
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐  No ☑

As of August 3, 2018, there were 143,461,339 common shares of beneficial interest, $0.01 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	June 30, 2018	December 31, 2017
	Unaudited
Assets
Property, plant, and equipment:
Land	$385,713	$389,443
Buildings and improvements	1,894,824	1,865,727
Machinery and equipment	549,083	555,453
	2,829,620	2,810,623
Accumulated depreciation and depletion	(1,044,371)	(1,010,903)
Property, plant, and equipment – net	1,785,249	1,799,720
Capitalized leases:
Buildings and improvements	16,827	16,827
Machinery and equipment	63,832	59,389
	80,659	76,216
Accumulated depreciation	(44,181)	(41,051)
Capitalized leases – net	36,478	35,165
Cash and cash equivalents	153,200	48,873
Restricted cash	37,575	21,090
Accounts receivable – net of allowance of $5,505 and $5,309 at June 30, 2018 and December 31, 2017, respectively	182,517	200,006
Identifiable intangible assets – net	25,839	26,645
Goodwill	186,890	188,169
Investments in partially owned entities	16,289	15,942
Other assets	51,438	59,287
Total assets	$2,475,475	$2,394,897
Liabilities, Series B Preferred Shares and shareholders’ equity (deficit)
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	224,749	241,259
Construction loan - net of deferred financing costs of $179 at December 31, 2017	—	19,492
Mortgage notes and term loans - net of unamortized discount and deferred financing costs of $14,704 and $31,997, in the aggregate, at June 30, 2018 and December 31, 2017, respectively	1,385,682	1,721,958
Sale-leaseback financing obligations	120,289	121,516
Capitalized lease obligations	38,890	38,124
Unearned revenue	20,145	18,848
Pension and postretirement benefits	15,392	16,756
Deferred tax liability - net	18,474	21,940
Multi-Employer pension plan withdrawal liability	9,037	9,134
Total liabilities	1,832,658	2,209,027
Commitments and Contingencies (Note 13)
Preferred shares of beneficial interest, $0.01 par value – authorized 375,000 Series B Cumulative Convertible Voting and Participating Preferred Shares; aggregate liquidation preference of $375,000; zero and 375,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	372,794
Shareholders’ equity (deficit):
Preferred shares of beneficial interest, $0.01 par value – authorized 1,000 Series A Cumulative Non-Voting Preferred Shares; aggregate liquidation preference of $125; zero and 125 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 143,459,052 and 69,370,609 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,435	694
Paid-in capital	1,257,779	394,082
Accumulated deficit and distributions in excess of net earnings	(611,208)	(581,470)
Accumulated other comprehensive loss	(5,189)	(230)
Total shareholders’ equity (deficit)	642,817	(186,924)
Total liabilities, Series B Preferred Shares and shareholders’ equity (deficit)	$2,475,475	$2,394,897

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rent, storage, and warehouse services revenues	$287,712	$281,663	$574,229	$557,471
Third-party managed services	65,755	59,638	129,632	118,005
Transportation services	38,889	35,796	77,234	71,977
Other revenues	2,311	2,354	4,714	4,913
Total revenues	394,667	379,451	785,809	752,366
Operating expenses:
Rent, storage, and warehouse services cost of operations	196,877	196,859	393,824	389,146
Third-party managed services cost of operations	61,896	56,155	121,995	111,534
Transportation services cost of operations	35,303	32,707	70,054	65,335
Cost of operations related to other revenues	2,391	3,790	4,448	5,445
Depreciation, depletion, and amortization	29,051	28,913	58,459	58,320
Selling, general and administrative	27,482	23,546	59,431	48,303
Impairment of long-lived assets	747	8,773	747	8,773
Total operating expenses	353,747	350,743	708,958	686,856

Operating income	40,920	28,708	76,851	65,510

Other income (expense):
Income (loss) from investments in partially owned entities	252	(1,324)	112	(1,351)
Impairment of investments in partially owned entities	—	(6,496)	—	(6,496)
Interest expense	(22,929)	(28,288)	(47,424)	(56,015)
Interest income	1,109	310	1,733	567
Loss on debt extinguishment and modification	—	(430)	(21,385)	(600)
Foreign currency exchange gain (loss)	1,511	(52)	2,191	(2,825)
Other income (expense), net	33	(728)	89	(1,212)
Income (loss) before income tax and gain from sale of real estate, net of tax	20,896	(8,300)	12,167	(2,422)
Income tax benefit (expense):
Current	(1,323)	(3,368)	(2,390)	(5,610)
Deferred	1,449	3,283	2,605	4,031
Total income tax benefit (expense)	126	(85)	215	(1,579)
Gain from sale of real estate, net of tax	8,384	—	8,384	—
Net income (loss)	$29,406	$(8,385)	$20,766	$(4,001)
Less distributions on preferred shares of beneficial interest - Series A	—	(8)	(1)	(8)
Less distributions on preferred shares of beneficial interest - Series B	—	(7,108)	(1,817)	(14,218)
Less accretion on preferred shares of beneficial interest - Series B	—	(218)	—	(438)
Net income (loss) attributable to common shares of beneficial interest	$29,406	$(15,719)	$18,948	$(18,665)

Weighted average common shares outstanding – basic	143,499	70,049	133,965	69,990
Weighted average common shares outstanding – diluted	146,474	70,049	136,737	69,990

Net income (loss) per common share of beneficial interest - basic	$0.20	$(0.22)	$0.13	$(0.27)
Net income (loss) per common share of beneficial interest - diluted	$0.20	$(0.22)	$0.14	$(0.27)

Distributions declared per common share of beneficial interest	$0.19	$0.07	$0.36	$0.14

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$29,406	$(8,385)	$20,766	$(4,001)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	498	499	997	1,228
Change in unrealized net (loss) gain on foreign currency	(4,723)	395	(6,196)	3,630
Unrealized gain (loss) on cash flow hedge derivatives	204	204	240	(144)
Other comprehensive (loss) income	(4,021)	1,098	(4,959)	4,714

Total comprehensive income (loss)	$25,385	$(7,287)	$15,807	$713

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In thousands, except shares)

	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net income	—	—	—	—	—	20,766	—	20,766
Other comprehensive loss	—	—	—	—	—	—	(4,959)	(4,959)
Redemption and distributions on preferred shares of beneficial interest – Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(48,686)	—	(48,686)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	4,095	—	—	4,095
Stock-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,042	—	—	2,042
Common stock issued, net of shares withheld for employee taxes	—	—	1,071,367	11	728	—	—	739
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	33,350,000	334	484,571	—	—	484,905
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,458	—	—	372,790
Balance - June 30, 2018	—	$—	143,459,052	$1,435	$1,257,779	$(611,208)	$(5,189)	$642,817
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$20,766	$(4,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	58,459	58,320
Amortization of deferred financing costs and debt discount	3,230	4,186
Amortization of above/below market leases	76	76
Loss on debt extinguishment and modification, non-cash	21,105	400
Foreign exchange (gain) loss	(2,191)	2,825
Income (loss) from investments in and impairment of partially owned entities	(112)	7,847
Stock-based compensation expense (modification of Restricted Stock Units)	2,042	—
Stock-based compensation expense (Stock Options and Restricted Stock Units)	4,142	1,173
Deferred income tax benefit	(2,605)	(4,031)
Gain from sale of real estate, net of tax	(8,384)	—
Gain on other asset disposals	(308)	(43)
Impairment of long-lived assets and inventory	747	10,881
Provision for doubtful accounts receivable	360	311
Changes in operating assets and liabilities:
Accounts receivable	15,548	22,601
Accounts payable and accrued expenses	(34,357)	(16,693)
Other	(1,631)	(1,051)
Net cash provided by operating activities	76,887	82,801
Investing activities:
Proceeds from the sale of property, plant, and equipment	18,104	209
Additions to property, plant, and equipment and intangible assets	(65,039)	(71,059)
Net cash used in investing activities	(46,935)	(70,850)
Financing activities:
Redemption and distributions paid on preferred shares of beneficial interest – Series A	(134)	—
Distributions paid on preferred shares of beneficial interest – Series B	(1,817)	(7,109)
Distributions paid on common shares	(21,377)	(5,053)
Proceeds from stock options exercised	7,524	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(7,021)	—
Proceeds from revolving line of credit	—	34,000
Repayment on revolving line of credit	—	(62,000)
Payment of underwriters' costs	(5,750)	—
Reimbursement of underwriters' costs	5,750	—
Repayment of sale-leaseback financing obligations	(1,227)	(987)
Repayment of capitalized lease obligations	(4,796)	(3,965)
Payment of debt issuance costs	(8,727)	(3,934)
Repayment of term loan, mortgage notes and construction loans	(889,454)	(41,296)
Proceeds from term loans and mortgage notes	525,000	110,000
Net proceeds from initial public offering	493,557	—
Proceeds from construction loans	1,097	1,294
Net cash provided by financing activities	92,625	20,950
Net increase in cash, cash equivalents and restricted cash	122,577	32,901
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,765)	930
Cash, cash equivalents and restricted cash:
Beginning of period	69,963	62,930
End of period	$190,775	$96,761

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Six Months Ended June 30,
Supplemental disclosures of cash flows information:	2018	2017
Acquisition of fixed assets under capitalized lease obligations	$5,564	$10,385
Interest paid – net of amounts capitalized	$43,954	$52,478
Income taxes paid – net of refunds	$4,545	$4,983
Acquisition of property, plant, and equipment on accrual	$15,118	$10,429

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of June 30,
	2018	2017
Cash and cash equivalents	$153,200	$76,294
Restricted cash	37,575	20,467
Total cash, cash equivalents and restricted cash	$190,775	$96,761

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. General
The Company
Americold Realty Trust is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 100% of the common general partnership interest as of June 30, 2018. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
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
Prior to the IPO, YF ART Holdings, a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa) and Fortress Investment Group, LLC (Fortress), owned approximately 100% of the Company’s common shares.
As of June 30, 2018, YF ART Holdings owned approximately 38.3% of the Company's common shares. On March 8, 2018, YF ART Holdings used the proceeds from a margin loan to pay in full the outstanding preferred investment, including the preferred return thereon, of Fortress, which ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein.
The second largest shareholder in the Company is a group of investment funds of the The Goldman Sachs Group, Inc. (Goldman), which owns approximately 16.6% of the Company's common shares as of June 30, 2018.
Customer Information
The Company’s customers consist primarily of national, regional, and local food manufacturers, distributors, retailers, and food service organizations. For the three and six months ended June 30, 2018 and 2017, one customer accounted for more than 10% of our total revenues. For the three months ended June 30, 2018 and 2017, sales to this customer were $54.0 million and $48.8 million, respectively. For the six months ended June 30, 2018 and 2017, sales to this customer were $106.3 million and $97.1 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. Of the revenues received from this customer, $49.8 million

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

and $45.2 million represented reimbursements for certain expenses we incurred during the three months ended June 30, 2018 and 2017, respectively, and $98.0 million and $89.8 million for the six months ended June 30, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has also made an immaterial classification correction by reclassifying certain prior period amounts from unearned revenue to the allowance for doubtful accounts.
Impairment of Long-Lived Assets
During the second quarter of 2018, the Company recorded an impairment charge of $0.7 million related to a domestic warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers in August 2018. During the second quarter of 2017, the Company recorded an impairment charge of $8.8 million as a result of the planned disposal or exit of certain domestic warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. These impaired assets are or were reported under the Warehouse segment, and the related impairment charges are included in the "Impairment of long-lived assets" line item of the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively.
2. Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which provides additional information with regard to the accounting policies set forth herein and other of our significant accounting policies.
Revenue Recognition
Revenues for the Company include rent, storage and warehouse services (collectively, Warehouse Revenue), third-party managed services for locations or logistics services managed on behalf of customers (Third-Party Managed Revenue), transportation services (Transportation Revenue), and revenue from the sale of quarry products (Other Revenue).

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Recently Adopted Accounting Standards
Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. The guidance is effective for the Company in interim and annual periods beginning in 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted the ASU during the first quarter of 2018.  Because the deferred tax asset in OCI is currently subject to a full valuation allowance, there was no net reclassification amount from AOCI to retained earnings during the three and six months ended June 30, 2018. However, our adoption of the principle will enable us to apply a 21% rate to the deferred tax asset when the valuation allowance no longer applies.
Compensation—Stock Compensation
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
Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This update requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-01 was effective for public business entities for fiscal years beginning after December 15, 2017. The Company's adoption of this guidance resulted in the reclassification of non-service cost components in the amounts of $0.6 million for the three months ended June 30, 2017 and $1.6 million for the six months ended June 30, 2017 from "Selling, general and administrative" expense to "Other income (expense), net."
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

and disclosure revisions have been made retrospectively for the periods presented on the condensed consolidated statements of cash flows.
Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This new guidance was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for any of the cash flow issues discussed in this ASU, the amendments related to those issues would be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 in the first quarter of 2018 and it did not have a material effect on its condensed consolidated statements of cash flows.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), to clarify the principles used to recognize revenue for all entities. ASU 2014-09 provides new guidance related to the core principle that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple element arrangements. During 2016, the FASB issued additional ASUs to clarify certain aspects of ASU 2014-09, including ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in March 2016, and ASU 2016-10, Identifying Performance Obligations and Licensing, in April 2016.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In July 2018, the FASB issue ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the following practical expedients that will make the adoption of the new lease guidance easier:

•
Entities will not need to restate comparative periods in their financial statements in the year of adoption. Rather, entities will continue to present prior period financial statements under the existing lease guidance, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption;

•
Lessors will have the option to not separate non-lease components from the associated lease components when certain criteria are met, and requires them to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant components.

For public business entities, the standard is still effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition approach, and provides for certain practical expedients, as indicated in the most recent targeted improvements.
The Company is taking an inventory of all lease arrangements that fall within the scope of ASC 842, and it is implementing a lease administration solution that will streamline the accounting and disclosures for lease arrangements under this new codification. The Company is currently evaluating the impact of adopting ASC 842 and expects to complete its assessment during the fourth quarter of 2018.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3. Equity-Method Investments
The Company has investments in certain ventures that are accounted for under the equity method of accounting. The following tables summarize the financial information of the Company's largest joint ventures (CMAL and CMAH, or the China JV, as defined in our Annual Report on Form 10-K 2017) for the interim periods presented.

	Three Months Ended June 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,584	$3,341	$12,925
Operating (loss) income	$(198)	$748	$550
Net (loss) income	$(263)	$1,061	$798
Company’s (loss) income from investments in partially owned entities	$(165)	$417	$252

	Three Months Ended June 30, 2017
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$8,913	$2,954	$11,867
Operating (loss) income	$(2,886)	$717	$(2,169)
Net (loss) income	$(3,000)	$531	$(2,469)
Company’s (loss) income from investments in partially owned entities	$(1,527)	$203	$(1,324)

	Six Months Ended June 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$19,325	$6,208	$25,533
Operating (loss) income	$(175)	$832	$657
Net (loss) income	$(265)	$1,132	$867
Company’s (loss) income from investments in partially owned entities	$(286)	$398	$112

	Six Months Ended June 30, 2017
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$18,267	$5,170	$23,437
Operating (loss) income	$(3,030)	$889	$(2,141)
Net (loss) income	$(3,139)	$619	$(2,520)
Company’s (loss) income from investments in partially owned entities	$(1,597)	$246	$(1,351)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In addition to the China JV, the Company also has an investment in a joint venture accounted for under the equity-method, with a carrying amount of $2.0 million as of June 30, 2018 and December 31, 2017.
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
Series B Cumulative Convertible Voting Preferred Shares
On December 15, 2010, the Company issued 375,000 Series B Cumulative Convertible Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares), for proceeds of $368.5 million. Of the total issuance, 325,000 Series B Preferred Shares were issued to affiliates of Goldman and 50,000 were issued to an affiliate of China Merchant Holdings International, the majority partner in the China JV.
In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares of the Company, respectively, after taking into account a cash payment of approximately $1.8 million of accrued and unpaid dividends. Goldman sold 5,163,716 common shares of the Company soon after the conversion of the Series B Preferred Shares.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5. Debt
The Company’s outstanding and available borrowings as of June 30, 2018 and December 31, 2017 are as follows:

				June 30, 2018		December 31, 2017
	Stated maturity date	Contractual Interest Rate	Effective Interest Rate as of June 30, 2018	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$48,287	$49,012	$56,941	$58,151
Component A-2-FX	1/2021	4.96%	5.38%	150,334	156,347	150,334	159,918
Component A-2-FL (1)	1/2021	L+1.51%	3.96%	48,654	49,019	48,654	49,019
Component B	1/2021	6.04%	6.48%	60,000	63,300	60,000	64,875
Component C	1/2021	6.82%	7.28%	62,400	66,924	62,400	68,718
Component D	1/2021	7.45%	7.92%	82,600	89,208	82,600	91,686
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	191,110	186,810	194,223	195,194
Mezzanine A	5/2023	7.38%	7.55%	70,000	67,200	70,000	68,950
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,040	32,000	31,840
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australia Term Loan (1)	6/2020	BBSY+1.40%	4.63%	150,200	151,514	158,645	160,628
New Zealand Term Loan (1)	6/2020	BKBM+1.40%	5.21%	29,801	30,062	31,240	31,631
2018 Senior Secured Term A Facility secured by stock pledge in qualified subsidiaries (1)	1/2023	L+2.35%	4.95%	475,000	473,813	—	—
2015 Senior Secured Term Loan B Facility (1)	12/2022	L+3.75%	5.79%	—	—	806,918	806,918
Total principal amount of mortgage notes and term loans				$1,400,386	$1,414,249	$1,753,955	$1,787,528
Less unamortized deferred financing costs				(14,395)	n/a	(25,712)	n/a
Less unamortized debt discount				(309)	n/a	(6,285)	n/a
Total mortgage notes and term loans, net of unamortized deferred financing costs and debt discount				$1,385,682	$1,414,249	$1,721,958	$1,787,528

2018 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries (1)	1/2021	L+2.35%	n/a	$—	$—	$—	$—

Construction Loan:
Warehouse Clearfield, UT secured by mortgage (1)	2/2019	L+3.25%	5.18%	$—	$—	$19,671	$19,671
Less unamortized deferred financing costs				—	n/a	(179)	n/a
				$—	$—	$19,492	$19,671

(1)	L = one-month LIBOR; BBSY= Bank Bill Swap Bid Rate (applicable in Australia); BKBM = Bank Bill Reference Rate (applicable in New Zealand).

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2018 Senior Secured Credit Facilities
Simultaneous with the IPO, we closed on a five-year, $525.0 million Senior Secured Term Loan A Facility and a three-year, $400.0 million Senior Secured Revolving Credit Facility, which we refer to as the 2018 Senior Secured Credit Facilities. Our 2018 Senior Secured Credit Facilities also have an additional $400.0 million accordion option. Our 2018 Senior Secured Revolving Credit Facilities has a one-year extension option subject to certain conditions. We used the net proceeds from the IPO, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $806.9 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility, plus accrued and unpaid interest, to repay $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, and for working capital.
On February 6, 2018, we amended the credit agreement with the lenders of our 2018 Senior Secured Revolving Credit Facility (the 2018 Credit Agreement) to increase the aggregate revolving credit commitments on this facility by $50.0 million to $450.0 million. Concurrently, we utilized cash on hand to repay $50.0 million on our Senior Secured Term Loan A Facility. As a result of these modifications, our total aggregate commitments under the 2018 Senior Secured Credit Facilities remain unchanged at $925.0 million.
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
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, at issuance we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility to backstop certain outstanding letters of credit.
During the second quarter of 2018, due to a stronger borrowing base ratio, which reflects an improvement of our credit profile, the applicable margin in the case of LIBOR-based loans was reduced to 2.35% from 2.50%.
Our Operating Partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At June 30, 2018, the most recent period for which the we submitted our compliance certificate to the lenders of the 2018 Senior Secured Credit Facilities, the gross value of our assets included in the covenants calculations was in excess of $1.8 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.1 billion.

Our 2018 Senior Secured Credit Facilities contain representations, covenants and other terms customary for a publicly traded REIT. In addition, our 2018 Senior Secured Credit Facilities contain certain financial covenants, as defined in the credit agreement, including:

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum pro forma fixed charge coverage ratio of greater than or equal to 1.40 to 1.00, which increased to 1.50 to 1.00 in the first quarter of 2018;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $900 million plus 70% of any future net equity proceeds following the completion of the IPO transactions; and

•	a maximum recourse secured debt ratio of less than or equal to 20% of our total asset value.
Our 2018 Senior Secured Credit Facilities are fully recourse to our Operating Partnership. As of June 30, 2018, the Company was in compliance with all debt covenants.
The aggregate maturities of the Company’s total indebtedness as of June 30, 2018, including amortization of principal amounts due under the Term Loan A and mortgage notes for each of the next five years and thereafter, are as follows:

As of June 30, 2018:	(In thousands)
Year 1	$24,352
Year 2	205,499
Year 3	422,337
Year 4	7,171
Year 5	741,027
Thereafter	—
Aggregate principal amount of debt	1,400,386
Less unamortized discount and deferred financing costs	(14,704)
Total debt net of unamortized discount and deferred financing costs	$1,385,682
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
As of June 30, 2018 and December 31, 2017, the aggregate fair values of these cash flow hedges were $2.0 million and $2.5 million, respectively, which are included in the "Accounts payable and accrued expenses" line of the accompanying condensed consolidated balance sheets. The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy.
The following table summarizes the impact of the Company’s interest rate swaps designated as cash flow hedges on the results of operations and Other Comprehensive Income (OCI) during the three and six months ended June 30, 2018 and 2017:

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
			(In thousands)
(Gain) loss recognized as OCI, net of tax (effective portion)	$(204)	$(204)	$(240)	$144
Loss reclassified from AOCI into interest expense, net of tax	308	376	674	752
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
Refer to Note 14 for additional details regarding the impact of the Company's derivatives on AOCI for the three and six months ended June 30, 2018 and 2017.
7. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of June 30, 2018 and December 31, 2017 are as follows:

	Maturity	Interest Rate as of June 30, 2018	June 30, 2018	December 31, 2017
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$19,374	$19,457
11 warehouses – 2007	9/2017 to 9/2027	7.00%–19.59%	100,915	102,059
Total sale-leaseback financing obligations			$120,289	$121,516
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of June 30, 2018 and December 31, 2017, respectively.
The Company's assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	June 30, 2018	December 31, 2017
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$153,200	$48,873
Restricted cash	Level 1	37,575	21,090
Interest rate swap liability	Level 2	2,011	2,463
Measured at fair value on a non-recurring basis:
Long-lived assets written down:
Property, plant and equipment	Level 3	$1,865	$2,576
Disclosed at fair value:
Mortgage notes, term loans and construction loan	Level 3	$1,414,249	$1,807,199
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

each year, we notify our shareholders of the taxability of the common share dividends paid during the preceding year. The payment of common share dividends is dependent upon our financial condition, operating results, and REIT distribution requirements and may be adjusted at the discretion of the Company’s Board of Trustees.
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares for the six months ended June 30, 2018 and 2017.

Six Months Ended June 30, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January	$0.019	$1,291	$619	$1,291	$619	(a)
March/April	0.140	20,145	—	20,145
		21,436		21,436	(a)
				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.190	27,250	—	—	—
		$48,686		$21,377

Series B Preferred Shares - Fixed Dividend
January			1,198		1,198	(a)
Total distributions paid to holders of Series B Preferred Shares			$1,817		$1,817	(b)

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last Participating and Fixed Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2017
Month Declared/Paid	Dividend Per Share	Distributions Declared			Distributions Paid
		Common Shares	Series B Preferred Shares		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March/April	$0.073	$5,053	$2,421	(a)	$5,053	$2,421
June/July	0.073	5,054	2,422	(a)	—	—
		$10,107	4,843		$5,053	2,421

Series B Preferred Shares - Fixed Dividend
March/April			$4,688			$4,688
June/July			4,687			—
Total distributions paid or accrued to holders of Series B Preferred Shares			$14,218			$7,109

(a)	Participating Dividend.
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
Aggregate stock-based compensation charges were $1.6 million and $0.6 million during the three months ended June 30, 2018 and 2017, respectively, and $6.2 million and $1.2 million during the six months ended June 30, 2018 and 2017, respectively. These charges were included as a component of "Selling, General and Administrative" expense on the accompanying condensed consolidated statements of operations. As of June 30, 2018, there was $21.2 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.6 years.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company's board of trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company's then shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company have the right to receive nonforfeitable dividend equivalent distributions on unvested units. As of June 30, 2018, the Company accrued $0.3 million of dividend equivalents on unvested units payable to employees and non-employee trustees.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Modification of Restricted Stock Units
On January 4, 2018, the Company’s board of trustees approved the modification of awards to allow the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled pursuant to the 2010 Plan. On the same day, the Company’s board of trustees resolved that no further awards may be granted under the 2010 Plan after the approval of the 2017 Plan. As a result, the Company recognized a stock-based compensation expense of $2.0 million to reflect the change in fair value associated with the modification of the dividend equivalents rights of the outstanding equity awards under the 2010 Plan. This expense is included in the aggregate stock-based compensation charge for the six months ended June 30, 2018.
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
The following tables summarize restricted stock unit grants under the 2017 Plan during the three and six months ended June 30, 2018 and under the 2010 Plan for the three and six months ended June 30, 2017:

Three Months Ended June 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2018	Employee group	58,625	1-4 years	$1,004
2017	Employee group	65,575	5 years	$881

Six Months Ended June 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2018	Trustee group	373,438	1-3 years	$5,975
2018	Employee group	955,751	1-4 years	$14,071
2017	Trustee group	18,348	2-3 years	$199
2017	Employee group	137,003	5 years	$1,840
Of the restricted stock units granted for the six months ended June 30, 2018, i) 431,751 were time-based restricted stock units with various vesting periods ranging from one to four years issued to certain employees, ii) 331,250 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, iii) 42,188 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation, and iv) 524,000 were market-based restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market-based awards will be determined based on the Company's "total shareholder return", as described in the agreement granting such awards, computed for the performance period that began January 18, 2018 and will end December 31, 2020.
As of June 30, 2018, the Company's vested and outstanding restricted stock units had an intrinsic value of approximately $23.1 million using a price per share of $22.02.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Stock Options Activity
The following tables provide a summary of option activity for the period ended June 30, 2018 and 2017:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2017	5,478	$9.72	6.0
Granted	—	—
Exercised	(1,735)	9.65
Forfeited or expired	(91)	9.81
Outstanding as of June 30, 2018	3,652	9.76	5.5

Exercisable as of June 30, 2018	3,111	$9.72	4.9

Outstanding as of December 31, 2016	6,313	$9.69	7.0
Granted	—	—
Exercised	—	—
Forfeited or expired	(536)	8.79
Outstanding as of June 30, 2017	5,777	9.46	6.1

Exercisable as of June 30, 2017	3,539	$9.68	4.8
As of June 30, 2018, the Company's exercisable and outstanding stock options had an intrinsic value of approximately $39.2 million using a price per share of $22.02.
11. Income Taxes
Income taxes are accounted for under the provisions of ASC 740 “Income Taxes”, which generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.
Deferred income taxes reflect the available net operating losses and the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the Company’s past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of its deferred tax assets, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
The Company recorded an income tax benefit of approximately $0.1 million and an income tax expense of approximately $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and an income tax benefit of approximately $0.2 million and an income tax expense of approximately $1.6 million for the six months ended June 30, 2018 and 2017, respectively. As a REIT, the Company is entitled to a deduction for dividends paid,

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations, and a significant portion of those earnings is permanently reinvested. The Company’s consolidated effective tax rate could fluctuate in the future based on changes in estimates of taxable income generated by domestic and foreign taxable operations versus the REIT, the implementation of additional tax planning strategies, changes in federal or state tax rates or laws, changes in uncertain tax positions, or changes in the valuation allowance applied to the Company’s deferred tax assets.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (TCJA) that significantly revises the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, imposing a mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation, and implementing a territorial tax system. We are applying the guidance in SAB 118 when accounting for the enactment date effects of TCJA. At June 30, 2018, we have not completed our accounting for all of the tax effects of TCJA. However, we have made a reasonable estimate of certain effects. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. During the three-month period ended June 30, 2018, we did not recognize adjustments to the provisional amounts recorded at December 31, 2017; however, as discussed further below, we did include a reasonable estimate of the Global Intangible Low-Taxed Income (GILTI). In all cases, we will continue to make and refine our calculations as additional analysis is completed. Our estimates may also be affected as we gain a more thorough understanding of the tax law.
The TCJA subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
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
The Company had liabilities of $0.8 million recorded for uncertain tax positions as of June 30, 2018 and December 31, 2017. The Company accrues interest and penalties related to these positions as a component of income tax expense.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

12. Employee Benefit Plans
The components of net period benefit cost for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$8	$20	$—	$73	$101
Interest cost	354	300	5	26	685
Expected return on plan assets	(512)	(342)	—	(44)	(898)
Amortization of net loss	312	179	—	—	491
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$162	$157	$5	$62	$386

	Three Months Ended June 30, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$17	$126	$—	$58	$201
Interest cost	395	314	5	29	743
Expected return on plan assets	(439)	(294)	—	(43)	(776)
Amortization of net loss	301	145	—	—	446
Amortization of prior service cost	—	53	—	—	53
Effect of settlement	104	59	—	—	163
Net pension benefit cost	$378	$403	$5	$44	$830

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$15	$39	$—	$131	$185
Interest cost	709	600	10	53	1,372
Expected return on plan assets	(1,024)	(685)	—	(89)	(1,798)
Amortization of net loss	623	357	—	—	980
Amortization of prior service cost	—	—	—	18	18
Net pension benefit cost	$323	$311	$10	$113	$757

	Six Months Ended June 30, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$33	$252	$—	$116	$401
Interest cost	791	628	11	59	1,489
Expected return on plan assets	(878)	(588)	—	(86)	(1,552)
Amortization of net loss	774	348	—	—	1,122
Amortization of prior service cost	—	106	—	—	106
Effect of settlement	277	118	—	—	395
Net pension benefit cost	$997	$864	$11	$89	$1,961
The Company expects to contribute an aggregate of $3.2 million to all plans in 2018.
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
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) is grossly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company took the option to exit the Fund and convert to the new fund. The Company's portion of the unfunded liability, estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38,000 over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

from a multi-employer plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
13. Commitments and Contingencies
Letters of Credit
As of June 30, 2018, there were $33.6 million letters of credit issued on the Company’s 2018 Revolving Line of Credit and as of December 31, 2017, there were $33.8 million of outstanding letters of credit issued on the Company’s 2015 Revolving Line of Credit.
Bonds
The Company had outstanding surety bonds of $2.7 million as of June 30, 2018 and December 31, 2017, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of June 30, 2018, approximately 55% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering approximately 14% of the labor force are set to expire in 2018.
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
In 1994, a settlement was reached whereby Americold Corporation agreed to the entry of a $58.7 million judgment against it and assigned its rights to proceed against its insurer to satisfy the judgment. The settlement agreement contained a standard “cooperation provision” where Americold Corporation agreed to execute any additional documents necessary to fulfill the intent of the settlement agreement. The plaintiffs then sued Americold Corporation’s insurance company to recover on the consent judgments. After decades of litigation, the case was ultimately dismissed in 2012, and the Kansas Supreme Court ruled that the 1994 consent judgment had expired and were unrevivable as a matter of law.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

On September 24, 2012, the plaintiffs filed a separate claim in the district court of Wyandotte County, Kansas, alleging that the Company and one of its subsidiaries, Americold Logistics, LLC, as successors to Americold Corporation, are liable for the full amount of the judgment, based upon the allegation that the Company failed to execute a document or take action to keep the judgment alive and viable.
On February 7, 2013, the Company removed the case to the U.S. federal court and ultimately filed a motion for summary judgment, which the plaintiffs vigorously opposed. On October 4, 2013, the court granted our motion and dismissed the case in full. Only one group of the plaintiffs appealed the dismissal to the U.S. Court of Appeals, where oral argument was heard in November 2014 before the Tenth Circuit in Denver. The Court of Appeals ordered that the case be remanded to the Kansas State Court and the judgment in favor of Americold be vacated, finding U.S. federal diversity jurisdiction did not exist over the Company. The Company petitioned the U.S. Supreme Court for certiorari and oral argument occurred on January 19, 2016.
On March 7, 2016, the United States Supreme Court handed down a decision in the Kansas Breach of Settlement Agreement Litigation case. The decision was contrary to the position that the Company argued. Following the decision, the United States District Court for the District of Kansas entered an Order vacating the judgment and remanding the case to Kansas state court for further proceedings. Regardless of the venue, the Company remains confident that its defenses on the merits of plaintiffs’ claims are strong under Kansas law.
Following remand to Kansas state court, plaintiffs initially petitioned the court to amend their complaint to drop their claim for damages and only seek an Order of Specific Performance-namely, to require Americold to sign a new document reinstating the consent judgment assigned in the 1994 Settlement Agreement. No amended complaint was filed, however, and plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018. As of June 30, 2018, pending before the court are the Company’s motions to prevent Kraft and Safeway to remain in the lawsuit as plaintiffs on the theory that they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. plaintiffs have served limited discovery to us seeking communications with insurance counsel and representatives. We continue to assert a strong defensive posture and will be in a better position to evaluate exposure as discovery and case preparation continues.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of June 30, 2018 and December 31, 2017. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of June 30, 2018. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2018 and December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

14. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments of investments in foreign subsidiaries, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments, net of tax. The activity in AOCI for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(6,627)	$(12,151)	$(7,126)	$(12,880)
Gain arising during the period	491	446	979	1,122
Less: Tax expense	—	—	—	—
Net gain arising during the period	491	446	979	1,122
Amortization of prior service cost (1)	7	53	18	106
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net income/loss	7	53	18	106
Other comprehensive income, net of tax	498	499	997	1,228
Balance at end of period, net of tax	(6,129)	(11,652)	(6,129)	(11,652)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	6,845	7,109	8,318	3,874
(Loss) gain on foreign currency translation	(4,723)	395	(6,196)	3,630
Less: Tax expense/(Tax benefit)	—	—	—	—
Net (loss)/gain on foreign currency translation	(4,723)	395	(6,196)	3,630
Balance at end of period, net of tax	2,122	7,504	2,122	7,504
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,386)	(1,886)	(1,422)	(1,538)
Unrealized loss on cash flow hedge derivatives	(74)	(93)	(388)	(962)
Less: Tax expense/(Tax benefit)	30	79	46	(66)
Net loss on cash flow hedge derivatives	(104)	(172)	(434)	(896)
Net amount reclassified from AOCI to net income/loss (interest expense)	308	376	674	752
Balance at end of period, net of tax	(1,182)	(1,682)	(1,182)	(1,682)

Accumulated other comprehensive loss	$(5,189)	$(5,830)	$(5,189)	$(5,830)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.6 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively. Interest payable to Goldman was nominal as of June 30, 2018 and December 31, 2017.
Transaction with YF ART Holdings
On March 8, 2018, YF ART Holdings entered into a margin loan agreement pledging 54,952,774 common shares of beneficial interest, $0.01 par value per share, representing approximately 38.6% of the Company’s issued and outstanding common shares as of June 30, 2018. YF ART Holdings used the proceeds from the financing agreement to pay in full the outstanding investment, including the preferred return thereon, of Fortress, which ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein.
In connection with the pledge by YF ART Holdings described above, the Company delivered a consent and acknowledgment to YF ART Holdings and the lenders under such margin loan agreement in which the Company, among other matters, agreed, subject to applicable law and stock exchange rules, not to take any actions that would adversely affect the enforcement of the rights of the lenders under the loan documents. The Company is not a party to the margin loan agreement and has no obligations thereunder. In consideration of our agreement to enter into such consent and acknowledgment, YF ART Holdings entered into a letter agreement with us that provides that, among other matters, YF ART Holdings may not, without our prior written consent, directly or indirectly transfer or dispose of an amount greater than approximately 27.5 million common shares, subject to certain exceptions (including as relating to the margin loan agreement and related documents), for a ninety-day period beyond the lock-up period applicable to YF ART Holdings’ common shares under the lock-up agreement it entered into with the representatives of the underwriters for the IPO. The Company also entered into an amendment of the shareholders agreement, which addresses certain matters related to the margin loan agreement and related documents.
16. Segment Information
Our principal operations are organized into four reportable segments: Warehouse, Third-Party Managed, Transportation and Quarry.

•
Warehouse. Our primary source of revenues consists of rent and storage and warehouse services fees. Our rent and storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We may charge our customers in advance for storage and outbound handling fees. Cost of operations for our warehouse segment consists of power, other facilities costs, labor and other services costs.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate selling, general and administrative expense, impairment charges, restructuring charges, acquisition related costs, other income and expense, and certain one-time charges. Corporate selling, general and administrative function supports all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.
Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents segment revenues and contributions with a reconciliation to income (loss) before income tax and gain from sale of real estate, net of tax for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Segment revenues:
Warehouse	$287,712	$281,663	$574,229	$557,471
Third-Party Managed	65,755	59,638	129,632	118,005
Transportation	38,889	35,796	77,234	71,977
Quarry	2,311	2,354	4,714	4,913
Total revenues	394,667	379,451	785,809	752,366

Segment contribution:
Warehouse	90,835	84,804	180,405	168,325
Third-Party Managed	3,859	3,483	7,637	6,471
Transportation	3,586	3,089	7,180	6,642
Quarry	(80)	(1,436)	266	(532)
Total segment contribution	98,200	89,940	195,488	180,906

Reconciling items:
Depreciation, depletion, and amortization	(29,051)	(28,913)	(58,459)	(58,320)
Selling, general and administrative expense	(27,482)	(23,546)	(59,431)	(48,303)
Impairment of long-lived assets	(747)	(8,773)	(747)	(8,773)
Income (loss) from investments in partially owned entities	252	(1,324)	112	(1,351)
Impairment of investments in partially owned entities	—	(6,496)	—	(6,496)
Interest expense	(22,929)	(28,288)	(47,424)	(56,015)
Interest income	1,109	310	1,733	567
Loss on debt extinguishment and modification	—	(430)	(21,385)	(600)
Foreign currency exchange gain (loss)	1,511	(52)	2,191	(2,825)
Other income (expense), net	33	(728)	89	(1,212)
Income (loss) before income tax and gain from sale of real estate, net of tax	$20,896	$(8,300)	$12,167	$(2,422)
17. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. During the three and six months ended June 30, 2018, the

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

weighted-average number of unvested restricted stock units that participated in the distribution of common dividends was 1,400,966 and 1,392,229, respectively.
Prior to the IPO, holders of Series B Preferred Shares were entitled to cumulative dividends, which were added to the reported net loss whether or not declared or paid to determine the net loss attributable to common shareholders under the two-class method.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average common shares outstanding – basic	143,499	70,049	133,965	69,990
Dilutive effect of share-based awards	2,975	—	2,772	—
Weighted average common shares outstanding – diluted	146,474	70,049	136,737	69,990
For the three and six months ended June 30, 2017, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in prior periods. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, warrants and convertible preferred shares in those periods.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Series B Convertible Preferred Stock	—	33,240	—	33,240
Common share warrants	—	5,196	—	4,171
Employee stock options	—	6,014	—	6,116
Restricted stock units	—	679	—	622
	—	45,129	—	44,149

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

18. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017 by segment and geographic region:

	Three Months Ended June 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$104,977	$9,605	$3,955	$1,435	$—	$119,972
Warehouse services	128,057	29,329	4,099	895	—	162,380
Third-party managed	57,606	3,373	—	—	4,726	65,705
Transportation	23,934	14,061	169	725	—	38,889
Quarry	2,305	—	—	—	—	2,305
Total revenues (1)	316,879	56,368	8,223	3,055	4,726	389,251
Lease revenue (2)	5,416	—	—	—	—	5,416
Total revenues from contracts with all customers	$322,295	$56,368	$8,223	$3,055	$4,726	$394,667

	Three Months Ended June 30, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$100,858	$9,590	$4,583	$2,212	$—	$117,243
Warehouse services	126,894	27,777	3,530	1,039	—	159,240
Third-party managed	52,724	2,279	—	—	4,584	59,587
Transportation	20,832	13,280	173	1,510	—	35,795
Quarry	2,349	—	—	—	—	2,349
Total revenues (1)	303,657	52,926	8,286	4,761	4,584	374,214
Lease revenue (2)	5,237	—	—	—	—	5,237
Total revenues from contracts with all customers	$308,894	$52,926	$8,286	$4,761	$4,584	$379,451

(1)
Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of Topic 840, Leases.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$209,337	$19,945	$7,827	$2,989	$—	$240,098
Warehouse services	253,305	59,766	8,216	1,882	—	323,169
Third-party managed	113,622	6,622	—	—	9,288	129,532
Transportation	46,998	28,260	373	1,603	—	77,234
Quarry	4,703	—	—	—	—	4,703
Total revenues (1)	627,965	114,593	16,416	6,474	9,288	774,736
Lease revenue (2)	11,073	—	—	—	—	11,073
Total revenues from contracts with all customers	$639,038	$114,593	$16,416	$6,474	$9,288	$785,809

	Six Months Ended June 30, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$199,563	$18,974	$9,008	$4,570	$—	$232,115
Warehouse services	250,443	55,904	7,027	2,006	—	315,380
Third-party managed	105,210	3,783	—	—	8,912	117,905
Transportation	42,105	26,549	372	2,951	—	71,977
Quarry	4,902	—	—	—	—	4,902
Total revenues (1)	602,223	105,210	16,407	9,527	8,912	742,279
Lease revenue (2)	10,087	—	—	—	—	10,087
Total revenues from contracts with all customers	$612,310	$105,210	$16,407	$9,527	$8,912	$752,366

(1)
Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of Topic 840, Leases.
Performance Obligations
Substantially all our revenue for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts is recognized over time as the customer benefits throughout the period until the contractual term expires. Typically, revenue is recognized over time using an output measure (e.g. passage of time) to measure progress. Revenue recognized at a point in time upon delivery when the customer typically obtains control, include most accessorial services, transportation services, reimbursed costs and quarry product shipments.
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
At June 30, 2018, the Company had $441.8 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 12% of these remaining performance obligations as revenue in 2018, an additional 21% by 2019 with the remaining 67% to be recognized over a weighted average period of 7.9 years through 2029.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2018, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $180.8 million and $198.7 million at June 30, 2018 and December 31, 2017, respectively, and $176.8 million and $198.4 million at June 30, 2017 and December 31, 2016, respectively. All other trade receivable balances relate to contracts accounted for under ASC 840.
Opening and closing balances in unearned revenue related to contracts with customers were $20.1 million and $18.8 million at June 30, 2018 and December 31, 2017, respectively, and $17.0 million and $17.9 million at June 30, 2017 and December 31, 2016, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2018 and 2017 has been recognized as of June 30, 2018 and June 30, 2017, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this quarterly report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
MANAGEMENT'S OVERVIEW
We are the world’s largest owner and operator of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of June 30, 2018, we operated a global network of 156 temperature-controlled warehouses encompassing 924.1 million cubic feet, with 138 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We also own and operate a limestone quarry through a separate business segment. In addition, we hold a minority interest in the China JV, which owns or operates 13 temperature-controlled warehouses located in China. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation.
During the three months ended June 30, 2018, we sold a warehouse facility in the southeast region of the United States for approximately $18.0 million, which resulted in the recognition of a $8.4 million gain from sale of real estate. In preparation of that warehouse disposal, we transferred most of our customers inventory to other owned warehouses within the same region.
Components of Our Results of Operations
Warehouse. Our primary source of revenues consists of rent, storage, and warehouse services fees. Our rent, storage, and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses by our customers. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We refer to these handling and other warehouse services as our value-added services.
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other costs. Labor, our largest cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity and variability in costs associated with medical insurance. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through forward rate agreements or, to the extent possible and appropriate, increase the rates we charge our customers for storage in our warehouses. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Our corporate-level selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, business development, account management, marketing, engineering, supply-chain solutions, human resources and information technology personnel, as well as expenses related to equity incentive plans, communications and data processing, travel, professional fees and public company costs, bad debts, training, office equipment and supplies. Trends in corporate-level selling, general and administrative expenses are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, and variability in costs associated with pension obligations. To position ourselves to meet the challenges of the current business environment, we have implemented a shared services support structure to better manage costs and enhance the efficiency of our operations.

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

	June 30, 2018 compared to June 30, 2017
	Average foreign exchange rate used to adjust operating results for the three months ended June 30, 2018 (1)	Average foreign exchange rate used to adjust operating results for the six months ended June 30, 2018 (1)	Foreign exchange rates as of June 30, 2018	Foreign exchange rates as of June 30, 2017
Australian dollar	0.751	0.754	0.740	0.768
New Zealand dollar	0.703	0.707	0.677	0.732
Argentinian peso	0.064	0.064	0.034	0.060
Canadian dollar	0.742	0.748	0.761	0.770

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
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer
For the three and six months ended June 30, 2018 and 2017, one customer accounted for more than 10% of our total revenues. For the three months ended June 30, 2018 and 2017, sales to this customer were $54.0 million and $48.8 million, respectively. For the six months ended June 30, 2018 and 2017, sales to this customer were $106.3 million and $97.1 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $49.8 million and $45.2 million represented reimbursements for certain expenses we incurred during the three months ended June 30, 2018 and 2017, respectively, and $98.0 million and $89.8 million for the six months ended June 30, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Occupancy of our Warehouses
Occupancy in our warehouses is an important driver of our financial results. Physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged or leased facility), specific customer needs in the markets served by the warehouse, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallets and the adverse effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the United States. Physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June. Our target occupancy across our warehouse portfolio varies by warehouse and warehouse type because our warehouses are configured to accommodate the individual needs of our customers. We generally regard approximately 85% average physical occupancy across our temperature-controlled warehouse portfolio as optimal, subject to relevant local market conditions and individual customer needs. We do not believe that a 100% occupancy rate is an ideal target for utilization of our warehouses because optimizing pallet throughput and efficient delivery of relevant value-added services require a certain amount of free pallet position capacity at all times in order to be able to efficiently place, store and retrieve products from pallet positions, particularly during periods of greatest occupancy or highest volume. Our occupancy metrics account for the physical occupancy of our warehouses. As customers continue to transition to contracts that feature a fixed storage commitment, our financial occupancy may be greater than our physical occupancy, as our customers may have committed to, and be paying for, space that they are currently not physically occupying, but intend to physically occupy in the future.
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
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses during the second quarter of 2018.

June 30, 2018
Total Warehouses	156
Same Store Warehouses (1)	137
Non-Same Store Warehouses	7
Managed Warehouses	12

(1)
During the second quarter of 2018, we disposed of one of our warehouses in the Southeast region of the Unites States that was previously classified in the same store population, and exited a leased facility in the West region of the United States that was previously classified as non-same store.

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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2018 and 2017
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2018 and 2017.

	Three months ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$125,333	$125,942	$122,423	2.4%	2.9%
Warehouse services	162,379	162,545	159,240	2.0%	2.1%
Total warehouse segment revenues	287,712	288,487	281,663	2.1%	2.4%

Power	18,631	18,781	18,580	0.3%	1.1%
Other facilities costs (2)	26,131	26,316	25,319	3.2%	3.9%
Labor	126,140	126,450	126,032	0.1%	0.3%
Other services costs (3)	25,975	26,071	26,928	(3.5)%	(3.2)%
Total warehouse segment cost of operations	196,877	197,618	196,859	—%	0.4%
Warehouse segment contribution (NOI)	$90,835	$90,869	$84,804	7.1%	7.2%

Warehouse rent and storage contribution (NOI) (4)	$80,571	$80,845	$78,524	2.6%	3.0%
Warehouse services contribution (NOI) (5)	$10,264	$10,024	$6,280	63.4%	59.6%

Total warehouse segment margin	31.6%	31.5%	30.1%	150 bps	140 bps
Rent and storage margin(6)	64.3%	64.2%	64.1%	20 bps	10 bps
Warehouse services margin(7)	6.3%	6.2%	3.9%	240 bps	230 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $3.8 million and $3.8 million for the second quarter of 2018 and 2017, respectively.

(3)	Includes non-real estate rent expense of $3.3 million and $3.5 million for the second quarter of 2018 and 2017, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $287.7 million for the three months ended June 30, 2018, an increase of $6.0 million, or 2.1%, compared to $281.7 million for the three months ended June 30, 2017. On a constant currency basis, our warehouse segment revenues were $288.5 million for the three months ended June 30, 2018, an increase of $6.8 million, or 2.4%, from the three months ended June 30, 2017. These increases were primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. Our domestic operations accounted for the majority of the change in customer composition and increase in fixed commitment storage contracts. The foreign currency translation of revenues incurred by our foreign operations had a $0.8 million unfavorable impact during the three months ended June 30, 2018, which was mainly driven by the strengthening of the U.S. dollar over the Argentinian peso.
Warehouse segment cost of operations of $196.9 million for the three months ended June 30, 2018 was virtually the same as in the same quarter of 2017. On a constant currency basis, our warehouse segment cost of operations was slightly higher mainly due to the appreciation of the U.S. dollar over the Argentinian peso. Our ongoing efforts on productivity improvements and energy efficiency initiatives is allowing us to maintain our cost of operations while increasing our warehouse segment revenues.
For the three months ended June 30, 2018, we reported an increase of $6.0 million, or 7.1% in warehouse segment contribution (NOI), which was $90.8 million for the second quarter of 2018 compared to $84.8 million for the second quarter of 2017. The foreign currency translation of our results of operations had a nominal impact to the warehouse segment contribution period-over-period. Again, a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations, combined with operating efficiency gains driven by labor productivity, the leveraging of our fixed expenses and lower worker's compensation expenses, allowed us to generate higher contribution margins in our warehouse segment during the second quarter of 2018 compared to the second quarter of 2017.

Same Store Analysis
We had 137 same stores for the three months ended June 30, 2018. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$122,492	$123,100	$118,308	3.5%	4.1%
Warehouse services	158,937	159,143	155,538	2.2%	2.3%
Total same store revenues	281,429	282,243	273,846	2.8%	3.1%
Same store cost of operations:
Power	17,935	18,087	17,531	2.3%	3.2%
Other facilities costs	24,631	24,818	23,548	4.6%	5.4%
Labor	123,178	123,522	123,004	0.1%	0.4%
Other services costs	25,153	25,256	25,983	(3.2)%	(2.8)%
Total same store cost of operations	$190,897	$191,683	$190,066	0.4%	0.9%

Same store contribution (NOI)	$90,532	$90,560	$83,780	8.1%	8.1%
Same store rent and storage contribution (NOI)(2)	$79,926	$80,195	$77,229	3.5%	3.8%
Same store services contribution (NOI)(3)	$10,606	$10,365	$6,551	61.9%	58.2%

Total same store margin	32.2%	32.1%	30.6%	160 bps	150 bps
Same store rent and storage margin(4)	65.2%	65.1%	65.3%	-10 bps	-20 bps
Same store services margin(5)	6.7%	6.5%	4.2%	250 bps	230 bps

Non-same store revenues:
Rent and storage	$2,841	$2,841	$4,115	(31.0)%	(31.0)%
Warehouse services	3,442	3,442	3,702	(7.0)%	(7.0)%
Total non-same store revenues	6,283	6,283	7,817	(19.6)%	(19.6)%
Non-same store cost of operations:
Power	696	696	1,049	(33.7)%	(33.7)%
Other facilities costs	1,499	1,499	1,771	(15.4)%	(15.4)%
Labor	2,963	2,963	3,028	(2.1)%	(2.1)%
Other services costs	822	822	945	(13.0)%	(13.0)%
Total non-same store cost of operations	$5,980	$5,980	$6,793	(12.0)%	(12.0)%

Non-same store contribution (NOI)	$303	$303	$1,024	(70.4)%	(70.4)%
Non-same store rent and storage contribution (NOI)(2)	$646	$646	$1,295	(50.1)%	(50.1)%
Non-same store services contribution (NOI)(3)	$(343)	$(343)	$(271)	26.6%	26.6%

Total warehouse segment revenues	$287,712	$288,526	$281,663	2.1%	2.4%
Total warehouse cost of operations	$196,877	$197,663	$196,859	—%	0.4%
Total warehouse segment contribution	$90,835	$90,863	$84,804	7.1%	7.1%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
	2018	2017
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,312	2,354	(1.8)%
Average physical pallet positions (in thousands)	3,089	3,091	(0.1)%
Occupancy percentage	74.8%	76.2%	-140 bps
Same store rent and storage revenues per occupied pallet	$52.99	$50.27	5.4%
Constant currency same store rent and storage revenues per occupied pallet	$53.25	$50.27	5.9%

Same store warehouse services:
Throughput pallets (in thousands)	6,445	6,740	(4.4)%
Same store warehouse services revenues per throughput pallet	$24.66	$23.08	6.8%
Constant currency same store warehouse services revenues per throughput pallet	$24.69	$23.08	7.0%

Non-same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	70	94	(25.5)%
Average physical pallet positions (in thousands)	122	148	(17.6)%
Occupancy percentage	57.2%	63.5%

Non-same store warehouse services:
Throughput pallets (in thousands)	167	171	(2.3)%

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

Average occupancy at our same stores was 74.8% for the three months ended June 30, 2018, a decrease of 140 bps compared to 76.2% for the three months ended June 30, 2017. This change was primarily the result of a decrease of 1.8% in average occupied pallets, which was partially attributable to a decline in the number of occupied pallets in our West region of the United States caused by lower average inventory in our "harvest sites" that service some of our largest fruit and vegetables suppliers. In addition, certain other regions of our domestic warehouse segment reported lower storage volume as we continue to focus on profitable growth by optimizing our warehouse network and improving our customer mix. Finally, in the third quarter of 2017, we exited a leased facility in New Zealand and partially transferred the storage volume from that facility to other warehouses in that country.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 5.4% period-over-period, primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 5.9% period-over-period largely driven by the strengthening of the U.S. dollar against the Argentinian peso.
Throughput pallets at our same stores were 6.4 million pallets for the three months ended June 30, 2018, a decrease of 4.4% from 6.7 million pallets for the three months ended June 30, 2017. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 6.8% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services. On a constant currency basis, our same store services revenues per throughput pallet increased 7.0% from the three months ended June 30, 2017.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$65,755	$65,528	$59,638	10.3%	9.9%
Third-party managed cost of operations	61,896	61,729	56,155	10.2%	9.9%
Third-party managed segment contribution	$3,859	$3,799	$3,483	10.8%	9.1%

Third-party managed margin	5.9%	5.8%	5.8%	10 bps	0 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $65.8 million for the three months ended June 30, 2018, an increase of $6.1 million, or 10.3%, compared to $59.6 million for the three months ended June 30, 2017. On a constant currency basis, third-party managed revenues were $65.5 million for the three months ended June 30, 2018, an increase of $5.9 million, or 9.9%, from the three months ended June 30, 2017. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia.
Third-party managed cost of operations was $61.9 million for the three months ended June 30, 2018, an increase of $5.7 million, or 10.2%, compared to $56.2 million for the three months ended June 30, 2017. On a constant currency basis, third-party managed cost of operations was $61.7 million for the three months ended June 30, 2018, an increase of $5.6 million, or 9.9%, from the three months ended June 30, 2017.
Third-party managed segment contribution (NOI) was $3.9 million for the three months ended June 30, 2018, an increase of $0.4 million, or 10.8%, compared to $3.5 million for the three months ended June 30, 2017. On a constant currency basis, third-party managed segment contribution (NOI) was $3.8 million for the three months ended June 30, 2018, an increase of $0.3 million, or 9.1%, quarter-over-quarter. Improved margins in this segment were primarily driven by increased volume from our largest retail customer in Australia.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$38,889	$39,131	$35,796	8.6%	9.3%

Brokered transportation	28,840	29,083	25,736	12.1%	13.0%
Other cost of operations	6,463	6,431	6,971	(7.3)%	(7.7)%
Total transportation cost of operations	35,303	35,514	32,707	7.9%	8.6%
Transportation segment contribution (NOI)	$3,586	$3,617	$3,089	16.1%	17.1%

Transportation margin	9.2%	9.2%	8.6%	60 bps	60 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings. Transportation revenues were $38.9 million for the three months ended June 30, 2018, an increase of $3.1 million, or 8.6%, compared to $35.8 million for the three months ended June 30, 2017. On a constant currency basis, transportation revenues were $39.1 million for the three months ended June 30, 2018, an increase of $3.3 million, or 9.3%, from the three months ended June 30, 2017. The strategic shift in our transportation segment resulted in higher revenue of $3.1 million on new and incremental business primarily from our domestic operations, which now focus on providing multi-vendor consolidation programs and dedicated transportation services.
Transportation cost of operations was $35.3 million for the three months ended June 30, 2018, an increase of $2.6 million, or 7.9%, compared to $32.7 million for the three months ended June 30, 2017. On a constant currency basis, transportation cost of operations was $35.5 million for the three months ended June 30, 2018, an increase of $2.8 million, or 8.6%, from the three months ended June 30, 2017. Brokered transportation costs were higher than a year ago primarily as a result of an increase in domestic consolidation programs, higher volume and rates escalation. The strategic shift referenced above led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $3.6 million for the three months ended June 30, 2018, an increase of 16.1% as compared to the three months ended June 30, 2017. Transportation segment margin increased 60 basis points from the three months ended June 30, 2017, to 9.2% from 8.6%. The increase in margin was primarily due to a strategic focus on more profitable customers. On a constant currency basis, transportation segment contribution was $3.6 million for the three months ended June 30, 2018, an increase of 17.1%, quarter-over-quarter.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change
	2018	2017
	(Dollars in thousands)
Quarry revenues	$2,311	$2,354	(1.8)%
Quarry cost of operations	2,391	3,790	(36.9)%
Quarry segment contribution (NOI)	$(80)	$(1,436)	(94.4)%

Quarry margin	(3.5)%	(61.0)%	n/m
n/m: not meaningful
Quarry revenues were $2.3 million for the three months ended June 30, 2018, a decrease of $43.0 thousand or 1.8% compared to $2.4 million for the three months ended June 30, 2017. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period as favorable weather conditions led to an early start of the 2017 construction season.
Quarry cost of operations was $2.4 million for the three months ended June 30, 2018, a decrease of $1.4 million, or 36.9%, compared to $3.8 million for the three months ended June 30, 2017. This decrease was primarily due to the recording of an impairment charge of $2.1 million in the second quarter of 2017. No such impairment charge was recorded in the second quarter of 2018. After excluding the prior year impact of this impairment charge, Quarry costs of operations were approximately $0.7 million higher period-over-period. For the three months ended June 30, 2018, our quarry recognized worker's compensation expense of approximately $0.5 million related to current realized claims. In addition, less of the limestone byproduct has been capitalized compared to 2017 due to excess surpluses.
Quarry segment loss (NOI) was $0.1 million for the three months ended June 30, 2018, as compared to a loss (NOI) of $1.4 million for the three months ended June 30, 2017, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $27.5 million for the three months ended June 30, 2018, an increase of $3.9 million, or 16.7%, compared to $23.5 million for the three months ended June 30, 2017. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. Approximately $1.0 million of the increase in corporate-level selling, general and administrative expenses related to higher stock-based compensation expense we incurred for the issuance of long-term incentive equity awards to certain employees. In addition, during the second half of 2017, we hired additional resources within our business development, finance, and human resources functions. Included in corporate-level selling, general and administrative expense for the second quarter of 2018 were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. For the three months ended June 30, 2018 and 2017, corporate-level selling, general and administrative expenses were 7.0% and 6.0%, respectively, of total revenues.

Impairment of long-lived assets. During the second quarter of 2018, we recorded an impairment charge of $0.7 million related to an idle domestic warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers in August 2018. During the second quarter of 2017, we recorded an impairment charge of $8.8 million as a result of the planned disposal or exit of certain domestic warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. These impaired assets are or were reported under the Warehouse segment, and the related impairment charges are included in the "Impairment of long-lived assets" line item of the condensed consolidated statements of operations for the related periods.
Other Income and Expense
Income (Loss) from Investments in Partially Owned Entities. For the three months ended June 30, 2018, income from our investments in partially owned entities was $0.3 million, a $1.6 million increase compared to a loss of $1.3 million for the second quarter of 2017. This change was primarily attributable to a $1.4 million charge our China JV recorded in 2017 to write-off a loan receivable from one of its bankrupt customers. There were no such impairment charges in the second quarter of 2018.
Impairment of Investments in Partially Owned Entities. In the second quarter of 2017, we recognized an impairment charge totalling $6.5 million related to our investment in the China JV accounted for under the equity method as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the China JV. The estimated fair value of this investment was determined based on an assessment of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner based on current negotiations. There were no such impairment charges in the second quarter of 2018.
The following table presents other items of income and expense for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Change
	2018	2017	%
Other (expense) income:	(In thousands)
Interest expense	$(22,929)	$(28,288)	(18.9)%
Interest income	1,109	310	257.7%
Loss on debt extinguishment and modification	—	(430)	n/m
Foreign currency exchange gain (loss)	1,511	(52)	n/m
Other income (expense) - net	33	(728)	n/m
n/m: not meaningful
Interest expense. Interest expense was $22.9 million for the three months ended June 30, 2018, a decrease of $5.4 million, or 18.9%, compared to $28.3 million for the three months ended June 30, 2017. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility, which had a balance outstanding of approximately $810.0 million during the second quarter of 2017, as compared to a balance outstanding under the 2018 Senior Secured Term Loan A Facility of $475.0 million in the second quarter of 2018.
Interest income. Interest income of $1.1 million for the three months ended June 30, 2018 was substantially higher when compared to the amount reported for three months ended June 30, 2017. This quarter-over-quarter change was primarily driven by the increase in interest income associated with the increase in net cash provided by our financing activities in January 2018, which accounted for $0.7 million of the increase. In addition, during the second quarter of 2018 we collected higher interest income from delinquent customers as compared to the same period in 2017.
Foreign currency exchange gain (loss). We reported a foreign currency exchange gain of $1.5 million for the three months ended June 30, 2018 as compared to a $0.1 million foreign currency exchange loss for the three months ended June 30, 2017. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the second quarter of 2018 as the U.S. dollar strengthened against the Australian dollar as compared to the three months ended June 30, 2017. In addition, the balance outstanding under this intercompany loan was $5.6 million higher during the second quarter of 2017.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended June 30, 2018 was $0.1 million, which represented a change of $0.2 million from an income tax expense of $0.1 million for the three months ended June 30, 2017. This change was mainly driven by a reduction in the projected annual effective tax rate associated with the enactment of the TCJA and lower income reported by our taxable REIT foreign subsidiaries.
Comparison of Results for the Six Months Ended June 30, 2018 and 2017
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,			Change
	2018 actual	2018 constant currency (1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	251,060	251,620	242,090	3.7%	3.9%
Warehouse services	323,169	322,234	315,381	2.5%	2.2%
Total warehouse segment revenues	$574,229	$573,854	$557,471	3.0%	2.9%

Power	34,745	34,924	34,009	2.2%	2.7%
Other facilities costs (2)	52,913	53,093	51,577	2.6%	2.9%
Labor	254,475	253,954	250,133	1.7%	1.5%
Other services costs (3)	51,691	51,646	53,427	(3.2)%	(3.3)%
Total warehouse segment cost of operations	393,824	393,617	389,146	1.2%	1.1%
Warehouse segment contribution (NOI)	$180,405	$180,237	$168,325	7.2%	7.1%

Warehouse rent and storage contribution (NOI) (4)	$163,402	$163,603	$156,504	4.4%	4.5%
Warehouse services contribution (NOI) (5)	$17,003	$16,634	$11,821	43.8%	40.7%

Total warehouse segment margin	31.4%	31.4%	30.2%	120 bps	120 bps
Rent and storage margin(6)	65.1%	65.0%	64.6%	50 bps	40 bps
Warehouse services margin(7)	5.3%	5.2%	3.7%	160 bps	150 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $7.5 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively.

(3)	Includes non-real estate rent expense of $6.7 million and $7.0 million for the six months ended June 30, 2018 and 2017, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $574.2 million for the six months ended June 30, 2018, an increase of $16.8 million, or 3.0%, compared to $557.5 million for the six months ended June 30, 2017. On a constant currency basis, our warehouse segment revenues were $573.9 million for the six months ended June 30, 2018, an increase of $16.4 million, or 2.9%, period-over-period. These increases were primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. Our domestic operations accounted for the majority of the change in customer composition and increase in fixed commitment storage contracts. The foreign currency translation of revenues incurred by our foreign operations had a $0.4 million favorable impact during the six months ended June 30, 2018.
Warehouse segment cost of operations was $393.8 million for the six months ended June 30, 2018, an increase of $4.7 million, or 1.2%, compared to $389.1 million for the six months ended June 30, 2017. On a constant currency basis, our warehouse segment cost of operations was $393.6 million for the six months ended June 30, 2018, an increase of $4.5 million, or 1.1%, compared to $389.1 million for the six months ended June 30, 2017. This change was driven primarily by an increase in more labor-intensive warehouse services partially offset by lower worker's compensation expenses reported by from our domestic operations during the six months ended June 30, 2017.
Warehouse segment contribution (NOI) was $180.4 million for the six months ended June 30, 2018, an increase of $12.1 million, or 7.2%, compared to $168.3 million for the six months ended June 30, 2017. On a constant currency basis, warehouse segment contribution was $180.2 million for the six months ended June 30, 2018, an increase of $11.9 million, or 7.1%, period-over-period. Again, a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations, combined with operating efficiency gains driven by labor productivity, the leveraging of our fixed expenses and lower worker's compensation expenses, led to improved contribution margins for our warehouse segment during the second half of 2018 compared to the same period in 2017.

Same Store Analysis
We had 137 same stores for the six months ended June 30, 2018. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$245,236	$245,796	$234,737	4.5%	4.7%
Warehouse services	316,208	315,502	308,394	2.5%	2.3%
Total same store revenues	561,444	561,298	543,131	3.4%	3.3%
Same store cost of operations:
Power	33,448	33,639	32,120	4.1%	4.7%
Other facilities costs	49,830	50,022	47,868	4.1%	4.5%
Labor	248,489	248,168	243,922	1.9%	1.7%
Other services costs	50,097	50,093	51,743	(3.2)%	(3.2)%
Total same store cost of operations	$381,864	$381,922	$375,653	1.7%	1.7%

Same store contribution (NOI)	$179,580	$179,376	$167,478	7.2%	7.1%
Same store rent and storage contribution (NOI)(2)	$161,958	$162,135	$154,749	4.7%	4.8%
Same store services contribution (NOI)(3)	$17,622	$17,241	$12,729	38.4%	35.4%

Total same store margin	32.0%	32.0%	30.8%	120 bps	120 bps
Same store rent and storage margin(4)	66.0%	66.0%	65.9%	10 bps	10 bps
Same store services margin(5)	5.6%	5.5%	4.1%	150 bps	140 bps

Non-same store revenues:
Rent and storage	$5,825	$5,825	$7,353	(20.8)%	(20.8)%
Warehouse services	6,960	6,960	6,987	(0.4)%	(0.4)%
Total non-same store revenues	12,785	12,785	14,340	(10.8)%	(10.8)%
Non-same store cost of operations:
Power	1,297	1,297	1,888	(31.3)%	(31.3)%
Other facilities costs	3,082	3,082	3,709	(16.9)%	(16.9)%
Labor	5,987	5,987	6,211	(3.6)%	(3.6)%
Other services costs	1,594	1,594	1,685	(5.4)%	(5.4)%
Total non-same store cost of operations	$11,960	$11,960	$13,493	(11.4)%	(11.4)%

Non-same store contribution (NOI)	$825	$825	$847	(2.6)%	(2.6)%
Non-same store rent and storage contribution (NOI)(2)	$1,446	$1,446	$1,756	(17.7)%	(17.7)%
Non-same store services contribution (NOI)(3)	$(621)	$(621)	$(909)	(31.7)%	(31.7)%

Total warehouse segment revenues	$574,229	$574,083	$557,471	3.0%	3.0%
Total warehouse cost of operations	$393,824	$393,882	$389,146	1.2%	1.2%
Total warehouse segment contribution	$180,405	$180,201	$168,325	7.2%	7.1%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Six Months Ended June 30,		Change
	2018	2017
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,341	2,382	(1.7)%
Average physical pallet positions (in thousands)	3,088	3,081	0.2%
Occupancy percentage	75.8%	77.3%	-150 bps
Same store rent and storage revenues per occupied pallet	$104.75	$98.56	6.3%
Constant currency same store rent and storage revenues per occupied pallet	$104.99	$98.56	6.5%

Same store warehouse services:
Throughput pallets (in thousands)	12,935	13,391	(3.4)%
Same store warehouse services revenues per throughput pallet	$24.45	$23.03	6.2%
Constant currency same store warehouse services revenues per throughput pallet	$24.39	$23.03	5.9%

Non-same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	73	77	(5.2)%
Average physical pallet positions (in thousands)	124	130	(4.6)%
Occupancy percentage	59.1%	58.8%

Non-same store warehouse services:
Throughput pallets (in thousands)	322	318	1.3%

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

Average occupancy at our same stores was 75.8% for the six months ended June 30, 2018, a decrease of 150 bps compared to 77.3% for the six months ended June 30, 2017. This change was primarily the result of a decrease of 1.7% in average occupied pallets, which was partially attributable to a decline in the number of occupied pallets in our West region of the United States caused by lower average inventory in our "harvest sites" that service some of our largest fruit and vegetables suppliers. In addition, certain other regions of our domestic warehouse segment reported lower storage volume as we continue to focus on profitable growth by optimizing our warehouse network and improving our customer mix. Finally, in the third quarter of 2017, we exited a leased facility in New Zealand and partially transferred the storage volume from that facility to other warehouses in that country.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 6.3% period-over-period, primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was 6.5% period-over-period largely driven by the strengthening of the U.S. dollar against the Argentinian peso.

Throughput pallets at our same stores were 12.9 million for the six months ended June 30, 2018, a decrease of 3.4% from 13.4 million pallets for the six months ended June 30, 2017. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 6.2% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services and, in part, a favorable net effect of foreign currency translation as the increase in warehouse services revenues from our foreign operations was greater than the increase from the same revenues stream at our domestic operations. On a constant currency basis, our same store services revenues per throughput pallet increased 5.9% period-over-period.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$129,632	$129,050	$118,005	9.9%	9.4%
Third-party managed cost of operations	121,995	121,552	111,534	9.4%	9.0%
Third-party managed segment contribution	$7,637	$7,498	$6,471	18.0%	15.9%

Third-party managed margin	5.9%	5.8%	5.5%	40 bps	30 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $129.6 million for the six months ended June 30, 2018, an increase of $11.6 million, or 9.9%, compared to $118.0 million for the six months ended June 30, 2017. On a constant currency basis, third-party managed revenues were $129.1 million for the six months ended June 30, 2018, an increase of $11.0 million, or 9.4%, period-over-period. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia.
Third-party managed cost of operations was $122.0 million for the six months ended June 30, 2018, an increase of $10.5 million, or 9.4%, compared to $111.5 million for the six months ended June 30, 2017. On a constant currency basis, third-party managed cost of operations was $121.6 million for the six months ended June 30, 2018, an increase of $10.0 million, or 9.0%, period-over-period.
Third-party managed segment contribution (NOI) was $7.6 million for the six months ended June 30, 2018, an increase of $1.2 million, or 18.0%, compared to $6.5 million for the six months ended June 30, 2017. On a constant currency basis, third-party managed segment contribution (NOI) was $7.5 million for the six months ended June 30, 2018, an increase of $1.0 million, or 15.9%, period-over-period. Improved margins in this segment were primarily driven by increased volume from our largest retail customer in Australia.

Transportation Segment
The following table presents the operating results of our transportation segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$77,234	$77,201	$71,977	7.3%	7.3%

Brokered transportation	56,961	57,105	51,620	10.3%	10.6%
Other cost of operations	13,093	12,908	13,715	(4.5)%	(5.9)%
Total transportation cost of operations	70,054	70,013	65,335	7.2%	7.2%
Transportation segment contribution (NOI)	$7,180	$7,188	$6,642	8.1%	8.2%

Transportation margin	9.3%	9.3%	9.2%	10 bps	10 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings. Transportation revenues were $77.2 million for the six months ended June 30, 2018, an increase of $5.3 million, or 7.3%, compared to $72.0 million for the six months ended June 30, 2017. On a constant currency basis, transportation revenues were $77.2 million for the six months ended June 30, 2018, an increase of $5.2 million, or 7.3%, period-over-period. The strategic shift in our transportation segment resulted in higher revenue of $4.9 million on new and incremental business primarily from our domestic operations, which now focus on providing multi-vendor consolidation programs and dedicated transportation services. Our international operations led to a net revenue increase of $0.4 million primarily from incremental transportation services in Australia.
Transportation cost of operations was $70.1 million for the six months ended June 30, 2018, an increase of $4.7 million, or 7.2%, compared to $65.3 million for the six months ended June 30, 2017. On a constant currency basis, transportation cost of operations was $70.0 million for the six months ended June 30, 2018, an increase of $4.7 million, or 7.2%, period-over-period. Brokered transportation costs were higher than a year ago primarily as a result of an increase in domestic consolidation programs, higher volume and rates escalation. The strategic shift referenced above led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $7.2 million for the six months ended June 30, 2018, an increase of 8.1% as compared to the six months ended June 30, 2017. Transportation segment margin decreased 10 bps period-over-period, to 9.3% from 9.2%. Despite increased margins and greater efficiencies in our domestic transportation operations, the overall decrease in margins resulted from slightly lower margins in our international transportation business due to a shift in the customer mix in Australia. On a constant currency basis, transportation segment contribution was $7.2 million for the six months ended June 30, 2018, an increase of 8.2%, period-over-period.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Change
	2018	2017
	(Dollars in thousands)
Quarry revenues	$4,714	$4,913	(4.1)%
Quarry cost of operations	4,448	5,445	(18.3)%
Quarry segment contribution (NOI)	$266	$(532)	(150.0)%

Quarry margin	5.6%	(10.8)%	n/m
n/m: not meaningful
Quarry revenues were $4.7 million for the six months ended June 30, 2018, a decrease of $0.2 million or 4.1% compared to $4.9 million for the six months ended June 30, 2017. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period as favorable weather conditions led to an early start of the 2017 construction season.
Quarry cost of operations was $4.4 million for the six months ended June 30, 2018, a decrease of $1.0 million, or 18.3%, compared to $5.4 million for the six months ended June 30, 2017. This decrease was primarily due to the recording of an impairment charge of $2.1 million in the second quarter of 2017. No such impairment charge was recorded year-to-date in 2018. After excluding the prior year impact of this impairment charge, Quarry costs of operations were approximately $1.1 million higher period-over-period. For the six months ended June 30, 2018, Quarry recognized a worker's compensation expense of approximately $0.5 million related to current realized claim. In addition, less of the limestone byproduct has been capitalized compared to 2017 due to excess surpluses.
Quarry segment contribution (NOI) was $0.3 million for the six months ended June 30, 2018, as compared to a loss (NOI) of $0.5 million for the six months ended June 30, 2017, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $59.4 million for the six months ended June 30, 2018, an increase of $11.1 million, or 23.0%, compared to $48.3 million for the six months ended June 30, 2017. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses period-over period was primarily due to higher stock-based compensation expense we incurred for i) the issuance of retention equity awards to certain employees and non-employee directors in connection with the IPO; ii) the issuance of new long-term incentive equity awards to certain employees post-IPO; and iii) the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan. In addition, during the second half of 2017, we have hired additional resources within our business development, finance, and human resources functions. Included in corporate-level selling, general and administrative expense for the six months ended June 30, 2018, were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. For the six months ended June 30, 2018 and

2017, corporate-level selling, general and administrative expenses were 7.6% and 6.4%, respectively, of total revenues.
Impairment of long-lived assets. For the six months ended June 30, 2018, we recorded an impairment charge of $0.7 million related to a domestic warehouse facility in anticipation of a potential future sale of the asset . The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers in August 2018. For the six months ended June 30, 2017, we recorded an impairment charge of $8.8 million as a result of the planned disposal or exit of certain domestic warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. These impaired assets are or were reported under the Warehouse segment, and the related impairment charges are included in the "Impairment of long-lived assets" line item of the condensed consolidated statements of operations for the related periods.
Other Income and Expense
Income (Loss) from Investments in Partially Owned Entities. For the six months ended June 30, 2018, income from our investments in partially owned entities was $0.1 million, a $1.5 million increase compared to a loss of $1.4 million for the first half of 2017. This change was primarily attributable to a $1.4 million charge our China JV recorded in 2017 to write-off a loan receivable from one of its bankrupt customers.There were no such impairment charges in the first half of 2018.
Impairment of Investments in Partially Owned Entities. In 2017, we recognized an impairment charge totalling $6.5 million related to our investment in the China JV accounted for under the equity method as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the China JV. The estimated fair value of this investment was determined based on an assessment of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner based on current negotiations. There were no such impairment charges in the first half of 2018.
The following table presents other items of income and expense for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Change
	2018	2017	%
Other (expense) income:	(In thousands)
Interest expense	$(47,424)	$(56,015)	(15.3)%
Interest income	1,733	567	205.6%
Loss on debt extinguishment and modification	(21,385)	(600)	n/m
Foreign currency exchange gain (loss)	2,191	(2,825)	n/m
Other income (expense) - net	89	(1,212)	n/m
n/m: not meaningful
Interest expense. Interest expense was $47.4 million for the six months ended June 30, 2018, a decrease of $8.6 million, or 15.3%, compared to $56.0 million for the six months ended June 30, 2017. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility, which had a balance outstanding of approximately $811.0 million during the first half of 2017. By comparison, our 2018 Senior Secured Term Loan A Facility has a balance of $475.0 million during the second half of 2018.
Interest income. Interest income of $1.7 million for the six months ended June 30, 2018 was 257.7% higher when compared to the amount reported for six months ended June 30, 2017. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our financing activities in the first half of 2018. In addition, during the first half of 2018, we collected higher interest income from delinquent customers as compared to the same period in 2017.
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
Foreign currency exchange gain (loss). We reported a foreign currency exchange gain of $2.2 million for the six months ended June 30, 2018 as compared to a $2.8 million foreign currency exchange loss for the six months ended June 30, 2017. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the six months ended June 30, 2018, as the U.S. dollar strengthened against the Australian dollar as compared to the six months ended June 30, 2017. In addition, the balance outstanding under this intercompany loan was $5.6 million higher during the six months ended June 30, 2017.
Other income (expense) - net. In this line item, which represents income or expense outside our operating segments, we reported a net income of $0.1 million for the six months ended June 30, 2018 as compared to a net expense of $1.2 million for the six months ended June 30, 2017. This change is attributed primarily to higher pension expense in 2017 as a result of a lump sum participant settlements.
Income Tax Benefit (Expense)
Income tax benefit for the six months ended June 30, 2018 was $0.2 million, which represented a change of $1.8 million, or 113.6% from an income tax expense of $1.6 million for the six months ended June 30, 2017. This change was mainly driven by a reduction in the projected annual effective tax rate associated with the enactment of the TCJA and lower income reported by our taxable REIT foreign subsidiaries.

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

Reconciliation of Net Earnings to NAREIT FFO, Core FFO, and AFFO
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$29,406	$(8,385)	$20,766	$(4,001)
Adjustments:
Real estate related depreciation and depletion	21,764	21,474	43,938	42,907
Net gain on sale of depreciable real estate	(8,384)	—	(8,384)	—
Impairment charges on certain real estate assets	747	8,773	747	8,773
Real estate depreciation on China JV	242	288	511	555
NAREIT Funds from operations	43,775	22,150	57,578	48,234
Less distributions on preferred shares of beneficial interest	—	(7,117)	(1,818)	(14,226)
NAREIT Funds from operations attributable to common shareholders	$43,775	$15,033	$55,760	$34,008
Adjustments:
Net gain on sale of non-real estate assets	(387)	(96)	(535)	(192)
Non-offering related IPO expenses (a)	—	—	1,242	—
Non-recurring public company implementation costs (b)	162	—	162	—
Acquisition, diligence and other pursuit costs	48	—	51	—
Stock-based compensation expense, IPO grants	965	—	1,930	—
Impairment of investments in partially owned entities (c)	—	6,496	—	6,496
Severance and reduction in workforce costs	—	—	11	—
Terminated site operations costs	66	121	66	118
Strategic alternative costs (d)	—	902	—	1,744
Loss on debt extinguishment and modification	—	430	21,385	600
Inventory asset impairment	—	2,108	—	2,108
Foreign currency exchange (gain) loss	(1,511)	52	(2,191)	2,825
Core FFO applicable to common shareholders	$43,118	$25,046	$77,881	$47,707
Adjustments:
Amortization of deferred financing costs and debt discount	1,556	2,163	3,230	4,186
Amortization of below/above market leases	38	38	76	76
Straight-line net rent	(26)	77	(31)	65
Deferred income taxes benefit	(1,449)	(3,283)	(2,605)	(4,031)
Stock-based compensation expense, excluding IPO grants	701	587	4,254	1,173
Non-real estate depreciation and amortization	7,287	7,439	14,520	15,414
Non-real estate depreciation and amortization on China JV	143	147	299	298
Recurring maintenance capital expenditures (e)	(11,563)	(12,467)	(17,946)	(18,372)
Adjusted FFO applicable to common shareholders	$39,805	$19,747	$79,678	$46,516

(a)	Represents one-time costs and professional fees associated with becoming a public company.

(b)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

(c)
Represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expect to receive from the China JV. We did not receive any cash distributions from the China JV since the formation of the joint venture.

(d)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.

(e)
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

Reconciliation of Net Earnings to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$29,406	$(8,385)	$20,766	$(4,001)
Adjustments:
Depreciation, depletion and amortization	29,051	28,913	58,459	58,320
Interest expense	22,929	28,288	47,424	56,015
Income tax expense	(126)	85	(215)	1,579
Gain on disposal of depreciated property	(8,384)	—	(8,384)	—
Adjustment to reflect share of EBITDAre of partially owned entities	592	625	1,149	1,196
NAREIT EBITDAre	$73,468	$49,526	$119,199	$113,109
Adjustments:
Severance and reduction in workforce costs	—	—	11	—
Terminated site operations cost	66	121	66	118
Non-offering related IPO expenses (a)	—	—	1,242	—
Non-recurring public company implementation costs (b)	162	—	162	—
Acquisition, diligence, and other pursuit costs	48	—	51	—
Strategic alternative costs(c)	—	902	—	1,744
(Income) loss from investments in partially owned entities	(252)	1,324	(112)	1,351
Non-recurring impairment of investments in partially owned entities (d)	—	6,496	—	6,496
Impairment of inventory and long-lived assets	747	10,881	747	10,881
(Gain) loss on foreign currency exchange	(1,511)	52	(2,191)	2,825
Stock-based compensation expense	1,666	587	6,184	1,173
Loss on debt extinguishment and modification	—	430	21,385	600
(Gain) loss on other asset disposals	(170)	58	(307)	(43)
Reduction In EBITDAre from partially owned entities	(592)	(625)	(1,149)	(1,196)
Core EBITDA	$73,632	$69,752	$145,288	$137,058

(a)	Represents one-time costs and professional fees associated with becoming a public company.

(b)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

(c)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.

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

REIT Qualification
To maintain our qualification as a REIT, we must make distributions to our common shareholders aggregating annually at least 90% of our REIT taxable income excluding capital gains. While historically we have satisfied this requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. Cash flows from our operations, which are included in net cash provided by operating activities in our consolidated statements of cash flows, were sufficient to cover distributions on our common shares and our then outstanding preferred shares for the three and six months ended June 30, 2018 and 2017.
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
Security Interests in Customers’ Products
By operation of law and in accordance with our customer contracts (other than leases), we typically receive warehouseman’s liens on products held in our warehouses to secure customer payments. Such liens permit us to take control of the products and sell them to third parties in order to recover any monies receivable on a delinquent account, but such products may be perishable or otherwise not readily saleable by us. Historically, in instances where we have warehouseman’s liens and our customer sought bankruptcy protection, we have been successful in receiving “critical vendor” status, which has allowed us to fully collect on our accounts receivable during the pendency of the bankruptcy proceeding.
Our bad debt expense was $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively and $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we maintained bad debt allowances of approximately $5.5 million, which we believed to be adequate.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of June 30, 2018 and December 31, 2017.

	Stated maturity date	Contractual interest rate (4) (5)	Effective interest rate (6) as of June 30, 2018	June 30, 2018	December 31, 2017
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$48,287	$56,941
Component A-2-FX	1/2021	4.96%	5.38%	150,334	150,334
Component A-2-FL (1)	1/2021	L+1.51%	3.96%	48,654	48,654
Component B	1/2021	6.04%	6.48%	60,000	60,000
Component C	1/2021	6.82%	7.28%	62,400	62,400
Component D	1/2021	7.45%	7.92%	82,600	82,600
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	191,110	194,223
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australia Term Loan (2), (4)	6/2020	BBSY+1.40%	4.63%	150,200	158,645
New Zealand Term Loan (3), (4)	6/2020	BKBM+1.40%	5.21%	29,801	31,240
2018 Senior Secured Term A Facility (4) secured by stock pledge in qualified subsidiaries	1/2023	L+2.35%	4.95%	475,000	—
2015 Senior Secured Term Loan B Facility (4)	12/2022	L+3.75%	5.79%	—	806,918
Total principal amount of mortgage notes and term loans				1,400,386	1,753,955
Less deferred financing costs				(14,395)	(25,712)
Less debt discount				(309)	(6,285)
Total mortgage notes and term loans, net of deferred financing costs and debt discount				$1,385,682	$1,721,958

2018 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries (4) , (5)	1/2021	L+2.35%	n/a	$—	$—
Construction Loan:
Warehouse Clearfield, UT secured by mortgage (4)	2/2019	L+ 3.25%	5.18%	$—	$19,671
Less deferred financing costs				—	(179)
				$—	$19,492

(1)
Component A-2-FL of the 2010 Mortgage Loans has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The variable interest rate at June 30, 2018 was 3.50% per annum.

(2)
As of June 30, 2018, the outstanding balance was AUD$203.0 million and the variable interest rate was 3.30% per annum (1.90% BBSY plus 1.40% margin) of which 75% is fixed via an interest rate swap at 4.06% per annum (2.66% BBSY plus 1.40% margin).

(3)
As of June 30, 2018, the outstanding balance was NZD$44.0 million and the variable interest rate was 3.34% per annum (1.94% BKBM plus 1.40% margin), of which 75% is fixed via an interest rate swap at 4.93% per annum (3.53% BKBM plus 1.40% margin).

(4)	References in this table to L are references to one-month LIBOR and references to BBSY and BKBM are to Australian Bank Bill Swap Bid Rate and New Zealand Bank Bill Reference Rate, respectively.

(5)	Unused line, letter of credit and financing fees increase the stated interest rate.

(6)
The effective interest rate includes effects of amortization of the deferred financing costs and debt discount. The weighted average effective interest rate for total debt was 5.43% and 5.68% as of June 30, 2018 and December 31, 2017, respectively.

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
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, at issuance we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility to backstop certain outstanding letters of credit.
During the second quarter of 2018, due to a stronger leverage ratio, which reflects an improvement of our credit profile, the applicable margin in the case of LIBOR-based loans was reduced to 2.35% from 2.50%.
Our operating partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At June 30, 2018, the most recent period for which the we submitted our compliance certificate to the lenders of the 2018 Senior Secured Credit Facilities, the gross value of our assets included in the covenants calculations was in excess of $1.8 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.1 billion.
Our 2018 Senior Secured Credit Facilities contain representations, covenants and other terms customary for a publicly traded REIT. In addition, our 2018 Senior Secured Credit Facilities contain certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum pro forma fixed charge coverage ratio of greater than or equal to 1.40 to 1.00, which increased to 1.50 to 1.00 in the first quarter of 2018;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $900 million plus 70% of any future net equity proceeds following the completion of the IPO transactions; and

•	a maximum recourse secured debt ratio of less than or equal to 20% of our total asset value.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2018, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.1 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of June 30, 2018 was 1.70x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt includes six separate components, which are comprised of independent classes of certificates and seniority. The components are cross-collateralized and cross-defaulted. No principal payments are required on five of the six components until the stated maturity date in January 2021, and one component requires monthly principal payments of $1.4 million. Interest is payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components are fixed, and range from 3.86% to 7.45% per annum. One component has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The fair value of the interest rate cap was nominal at June 30, 2018. The floating rate interest component is pre-payable anytime without penalty; however, the fixed rate components remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general corporate purposes.
The 2010 Mortgage Loans were initially collateralized by 53 warehouses. In November 2014, we sold one of the warehouses collateralizing the 2010 Mortgage Loans for $9.5 million, and $6.0 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2015, we sold three warehouses for $9.4 million, and $6.1 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2017, we used a portion of the net proceeds from incremental borrowings under our Existing Senior Secured Term Loan B Facility to pay down $26.2 million of the 2010 Mortgage Loans. As a result, two warehouses were transferred from the collateral base of the 2010 Mortgage Loans to the Existing Senior Secured Revolving Credit Facility borrowing base, and one was released and positioned for sale. The terms governing the 2010 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2018, the amount of restricted cash associated with the 2010 Mortgage Loans was $15.3 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.50x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of June 30, 2018 was 3.0x. The 2010 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
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

Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per cubic foot amounts)
Real estate	$9,505	$10,355	$15,314	$15,498
Personal property	867	248	1,120	595
Information technology	1,191	1,864	1,513	2,279
Total recurring maintenance capital expenditures	$11,563	$12,467	$17,947	$18,372

Total recurring maintenance capital expenditures per cubic foot	$0.013	$0.013	$0.019	$0.020

Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per cubic foot amounts)
Real estate	$4,971	$5,564	$10,168	$10,880
Personal property	7,811	7,433	15,803	14,729
Total repair and maintenance expenses	$12,782	$12,997	$25,971	$25,609

Repair and maintenance expenses per cubic foot	$0.014	$0.014	$0.028	$0.027
Growth and Expansion Capital Expenditures
Growth and expansion capital expenditures are capitalized investments made to support our customers and warehouse expansion and development initiatives and enhance our information technology platform. Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions, acquisitions of reusable incremental material handling equipment, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, rapid-close doors and alternative-power generation technologies. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality. The following table sets forth our growth and expansion capital expenditures for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Expansion and development initiatives	$21,140	$9,687	$39,376	$46,840
Information technology	753	1,431	1,553	2,863
Total growth and expansion capital expenditures	$21,893	$11,118	$40,929	$49,703

Historical Cash Flows

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$76,887	$82,801
Net cash used in investing activities	$(46,935)	$(70,850)
Net cash provided by financing activities	$92,625	$20,950
Operating Activities
For the six months ended June 30, 2018, our net cash provided by operating activities was $76.9 million, a decrease of $5.9 million, or 7.1%, compared to $82.8 million for the six months ended June 30, 2017. This change is mainly attributable to an unfavorable change in working capital. The decrease in working capital is offset by an 8.1% increase in our operating segments contribution and $8.5 million less cash paid for interest during the six months ended June 30, 2018, with $44.0 million interest paid for the six months ended June 30, 2018 compared to $52.5 million paid for the six months ended June 30, 2017.
Investing Activities

Our net cash used in investing activities was $46.9 million for the six months ended June 30, 2018 compared to $70.9 million for the six months ended June 30, 2017. Additions to property, plant, and equipment of $65.0 million accounted for the use of cash in investing activities and included outlays mainly associated with construction in progress and expansion of certain warehouse facilities in the United States. Net proceeds of $18.1 million were primarily from the sale of a domestic warehouse facility, partially offset the additions to property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $92.6 million for the six months ended June 30, 2018 compared to $21.0 million for the six months ended June 30, 2017. Cash provided by financing activities for the current period primarily consisted of $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, and $493.6 million net proceeds from the IPO. These cash inflows were partially offset by $806.9 million paid to extinguish our Senior Secured Term Loan B facility, $50.0 million prepayment on our Senior Secured Term Loan A Facility, $28.5 million of repayments on mortgage notes, construction loans and lease obligations, $8.7 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, and $23.3 million of stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.
Contractual Obligations
     The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage and term loans	$1,400,386	$24,352	$627,836	$748,198	$—
Interest on mortgage and term loans (1)	272,035	74,423	129,214	68,398	—
Sale leaseback financing obligations, including interest (2)	228,362	16,701	34,176	35,239	142,246
Capital lease obligations, including interest	46,632	12,096	19,561	7,949	7,026
Operating leases	96,019	28,884	39,535	10,801	16,799
Total (3), (4)	$2,043,434	$156,456	$850,322	$870,585	$166,071

(1)
Interest payable is based on interest rates in effect at June 30, 2018. Amounts include variable-rate interest payments, which are calculated utilizing the applicable interest rates as of June 30, 2018.

(2)	Sale leaseback financing obligations are subject to multiple expiration dates and bear interest rates that vary from 7.0% to 19.6%.

(3)
The table above excludes $0.8 million of estimated tax exposures, including interest and penalties, related to positions taken on U.S. federal and state income tax returns for our TRSs as of June 30, 2018.

(4)	The table also excludes $2.0 million aggregate fair value as of June 30, 2018 of two interest rate swap agreements expiring in June 2020.

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of June 30, 2018, we had $568.7 million of outstanding variable-rate debt. Approximately $523.7 million of this debt consisted of certain mortgage notes, construction loans and our Senior Secured Term Loan A Facility bearing interest at one-month LIBOR plus a margin ranging from 1.51% to 2.35% and, in the case of the certain mortgage notes subject to a 1.0% LIBOR floor. The majority of the remaining variable rate debt is related to our Australian and New Zealand entities and bears interest at variable rates determined by reference to the Australian Bank Bill Swap Bid Rate (BBSY) and the New Zealand Bank Bill Reference Rate (BKBM), respectively, plus, in each case, 1.4%. At June 30, 2018, one-month LIBOR was at approximately 2.09%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $5.8 million. A 100 basis point decrease in market interest rates would result in only a $5.7 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
During the second quarter of 2018, Argentina met the definition of highly inflationary economy under the relevant U.S. GAAP guidance on foreign currency matters. As a result, beginning in the third quarter of 2018, the financial statements of our Argentinian subsidiary will be remeasured as if its functional currency were the U.S. dollar. This accounting treatment may result in additional gains or losses on foreign currency exchange reported in our statement of operations in future periods.
As it relates to the currency of countries other than Argentina where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2018 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference in this Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
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
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	August 14, 2018	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)