Form 10-Q
period 2018-09-30
AMERICOLD REALTY TRUST
filed 2018-11-14
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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
Yes ☐  No ☑

As of November 1, 2018, there were 147,861,840 common shares of beneficial interest, $0.01 par value per share, outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•	adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;

•	general economic conditions;

•	risks associated with the ownership of real estate and temperature-controlled warehouses in particular;

•	defaults or non-renewals of contracts with customers;

•	potential bankruptcy or insolvency of our customers;

•	uncertainty of revenues, given the nature of our customer contracts;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	risks related to, or restrictions contained in, our debt financing;

•	decreased storage rates or increased vacancy rates;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	the concentration of ownership by funds affiliated with The Yucaipa Companies and The Goldman Sachs Group, Inc.;

•	changes in foreign currency exchange rates; and

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	September 30, 2018	December 31, 2017
	Unaudited
Assets
Property, plant, and equipment:
Land	$384,971	$389,443
Buildings and improvements	1,838,086	1,819,635
Machinery and equipment	579,325	552,677
Assets under construction	75,606	48,868
	2,877,988	2,810,623
Accumulated depreciation and depletion	(1,090,336)	(1,010,903)
Property, plant, and equipment – net	1,787,652	1,799,720
Capitalized leases:
Buildings and improvements	16,827	16,827
Machinery and equipment	47,388	59,389
	64,215	76,216
Accumulated depreciation	(25,118)	(41,051)
Capitalized leases – net	39,097	35,165
Cash and cash equivalents	226,807	48,873
Restricted cash	38,448	21,090
Accounts receivable – net of allowance of $5,725 and $5,309 at September 30, 2018 and December 31, 2017, respectively	209,268	200,006
Identifiable intangible assets – net	25,444	26,645
Goodwill	186,383	188,169
Investments in partially owned entities	15,952	15,942
Other assets	51,180	59,287
Total assets	$2,580,231	$2,394,897
Liabilities, Series B Preferred Shares and shareholders’ equity (deficit)
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	249,715	241,259
Construction loan - net of deferred financing costs of $179 at December 31, 2017	—	19,492
Mortgage notes and term loans - net of unamortized discount and deferred financing costs of $13,571 and $31,997, in the aggregate, at September 30, 2018 and December 31, 2017, respectively	1,376,998	1,721,958
Sale-leaseback financing obligations	119,640	121,516
Capitalized lease obligations	41,231	38,124
Unearned revenue	19,471	18,848
Pension and postretirement benefits	14,297	16,756
Deferred tax liability - net	18,889	21,940
Multi-Employer pension plan withdrawal liability	8,987	9,134
Total liabilities	1,849,228	2,209,027
Commitments and contingencies (Note 13)
Preferred shares of beneficial interest, $0.01 par value – authorized 375,000 Series B Cumulative Convertible Voting and Participating Preferred Shares; aggregate liquidation preference of $375,000; zero and 375,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	372,794
Shareholders’ equity (deficit):
Preferred shares of beneficial interest, $0.01 par value – authorized 1,000 Series A Cumulative Non-Voting Preferred Shares; aggregate liquidation preference of $125; zero and 125 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 147,861,840 and 69,370,609 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,479	694
Paid-in capital	1,349,761	394,082
Accumulated deficit and distributions in excess of net earnings	(612,795)	(581,470)
Accumulated other comprehensive loss	(7,442)	(230)
Total shareholders’ equity (deficit)	731,003	(186,924)
Total liabilities, Series B Preferred Shares and shareholders’ equity	$2,580,231	$2,394,897

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rent, storage, and warehouse services revenues	$297,225	$290,593	$871,454	$848,064
Third-party managed services	62,551	60,556	192,182	178,561
Transportation services	40,193	35,688	117,427	107,665
Other revenues	2,041	2,664	6,755	7,577
Total revenues	402,010	389,501	1,187,818	1,141,867
Operating expenses:
Rent, storage, and warehouse services cost of operations	203,587	204,519	597,411	593,665
Third-party managed services cost of operations	58,997	57,345	180,993	168,879
Transportation services cost of operations	36,045	32,597	106,099	97,932
Cost of operations related to other revenues	1,896	2,208	6,344	7,653
Depreciation, depletion, and amortization	29,403	28,875	87,861	87,196
Selling, general and administrative	28,517	36,432	87,947	84,736
Loss (gain) from sale of real estate	12	83	(8,372)	83
Impairment of long-lived assets	—	—	747	8,773
Total operating expenses	358,457	362,059	1,059,030	1,048,917

Operating income	43,553	27,442	128,788	92,950

Other income (expense):
(Loss) income from investments in partially owned entities	(437)	9	(324)	(1,342)
Impairment of investments in partially owned entities	—	—	—	(6,496)
Interest expense	(22,834)	(29,218)	(70,258)	(85,233)
Interest income	877	218	2,610	785
Loss on debt extinguishment and modification	—	(386)	(21,385)	(986)
Foreign currency exchange gain (loss)	734	(1,045)	2,926	(3,870)
Other income (expense), net	96	148	184	(1,061)
Income (loss) before income tax benefit (expense)	21,989	(2,832)	42,541	(5,253)
Income tax benefit (expense):
Current	3,063	(2,124)	672	(7,734)
Deferred	(512)	349	2,093	4,379
Total income tax benefit (expense)	2,551	(1,775)	2,765	(3,355)

Net income (loss)	$24,540	$(4,607)	$45,306	$(8,608)
Less distributions on preferred shares of beneficial interest - Series A	—	(8)	(1)	(8)
Less distributions on preferred shares of beneficial interest - Series B	—	(7,108)	(1,817)	(21,326)
Less accretion on preferred shares of beneficial interest - Series B	—	(218)	—	(657)
Net income (loss) attributable to common shares of beneficial interest	$24,540	$(11,941)	$43,488	$(30,599)

Weighted average common shares outstanding – basic	144,948	70,049	138,438	70,012
Weighted average common shares outstanding – diluted	147,626	70,049	141,191	70,012

Net income (loss) per common share of beneficial interest - basic	$0.17	$(0.17)	$0.31	$(0.44)
Net income (loss) per common share of beneficial interest - diluted	$0.17	$(0.17)	$0.31	$(0.44)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$24,540	$(4,607)	$45,306	$(8,608)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	618	487	1,615	1,715
Change in unrealized net (loss) gain on foreign currency	(2,953)	709	(9,149)	4,339
Unrealized gain on cash flow hedge derivatives	82	205	322	61
Other comprehensive (loss) income	(2,253)	1,401	(7,212)	6,115

Total comprehensive income (loss)	$22,287	$(3,206)	$38,094	$(2,493)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net loss	—	—	—	—	—	(8,639)	—	(8,639)
Other comprehensive loss	—	—	—	—	—	—	(938)	(938)
Redemption and distributions on preferred shares of beneficial interest – Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(21,436)	—	(21,436)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	1,839	—	—	1,839
Stock-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,600	—	—	2,600
Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	125,763	1	(260)	—	—	(259)
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	33,350,000	334	484,571	—	—	484,905
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Balance - March 31, 2018	—	$—	142,513,448	$1,425	$1,255,094	$(613,363)	$(1,168)	$641,988
Net income	—	—	—	—	—	29,405	—	29,405
Other comprehensive loss	—	—	—	—	—	—	(4,021)	(4,021)
Distributions on common shares	—	—	—	—	—	(27,250)	—	(27,250)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,256	—	—	2,256
Stock-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	(559)	—	—	(559)
Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	945,604	10	988	—	—	998
Balance - June 30, 2018	—	$—	143,459,052	$1,435	$1,257,779	$(611,208)	$(5,189)	$642,817
Net income	—	—	—	—	—	24,540	—	24,540
Other comprehensive loss	—	—	—	—	—	—	(253)	(253)
Distributions on common shares	—	—	—	—	—	(28,072)	—	(28,072)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,042	—	—	2,042
Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	402,788	4	(1,679)	—	—	(1,675)
Other	—	—	—	—	(360)	1,945	(2,000)	(415)
Issuance of common shares	—	—	4,000,000	40	91,979	—	—	92,019
Balance - September 30, 2018	—	$—	147,861,840	$1,479	$1,349,761	$(612,795)	$(7,442)	$731,003

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), Continued
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2016	125	$—	69,370,609	$694	$392,591	$(532,196)	$(10,544)	(149,455)
Net income	—	—	—	—	—	4,384	—	4,384
Other comprehensive loss	—	—	—	—	—	—	3,616	3,616
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(7,108)	—	(7,108)
Distributions on common shares	—	—	—	—	—	(5,053)	—	(5,053)
Accretion on preferred shares of beneficial interest - Series B	—	—	—	—	(220)	—	—	(220)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	587	—	—	587
Balance - March 31, 2017	125	$—	69,370,609	$694	$392,958	$(539,973)	$(6,928)	$(153,249)
Net loss	—	—	—	—	—	(8,385)	—	(8,385)
Other comprehensive loss	—	—	—	—	—	—	1,098	1,098
Redemption and distributions on preferred shares of beneficial interest – Series A	—	—	—	—	—	(8)	—	(8)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(7,109)	—	(7,109)
Distributions on common shares	—	—	—	—	—	(5,053)	—	(5,053)
Accretion on preferred shares of beneficial interest - Series B	—	—	—	—	(218)	—	—	(218)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	586	—	—	586
Balance - June 30, 2017	125	$—	69,370,609	$694	$393,326	$(560,528)	$(5,830)	$(172,338)
Net loss	—	—	—	—	—	(4,607)	—	(4,607)
Other comprehensive loss	—	—	—	—	—	—	1,401	1,401
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(7,109)	—	(7,109)
Distributions on common shares	—	—	—	—	—	(5,053)	—	(5,053)
Accretion on preferred shares of beneficial interest - Series B	—	—	—	—	(219)	—	—	(219)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	587	—	—	587
Balance - September 30, 2017	125	$—	69,370,609	$694	$393,694	$(577,297)	$(4,429)	$(187,338)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions declared per common share of beneficial interest	$0.19	$0.07	$0.54	$0.22
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$45,306	$(8,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	87,861	87,196
Amortization of deferred financing costs and debt discount	4,762	6,389
Amortization of above/below market leases	114	114
Loss on debt extinguishment and modification, non-cash	21,105	400
Foreign exchange (gain) loss	(2,926)	3,870
Income from investments in and impairment of partially owned entities	324	7,838
Stock-based compensation expense (modification of Restricted Stock Units)	2,042	—
Stock-based compensation expense (Stock Options and Restricted Stock Units)	6,213	1,760
Deferred income tax benefit	(2,093)	(4,379)
(Gain) loss from sale of real estate	(8,372)	83
Gain on other asset disposals	(699)	(297)
Impairment of long-lived assets and inventory	747	10,881
Multi-Employer pension plan withdrawal expense	—	9,167
Provision for doubtful accounts receivable	954	865
Changes in operating assets and liabilities:
Accounts receivable	(14,005)	17,698
Accounts payable and accrued expenses	(11,183)	(4,840)
Other	(4,990)	(1,007)
Net cash provided by operating activities	125,160	127,130
Investing activities:
Proceeds from the sale of property, plant, and equipment	18,512	2,217
Additions to property, plant, and equipment and intangible assets	(96,106)	(99,889)
Net cash used in investing activities	(77,594)	(97,672)
Financing activities:
Redemption and distributions paid on preferred shares of beneficial interest – Series A	(133)	(8)
Distributions paid on preferred shares of beneficial interest – Series B	(1,817)	(14,218)
Distributions paid on common shares	(48,537)	(10,107)
Proceeds from stock options exercised	9,897	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(11,221)	—
Proceeds from revolving line of credit	—	34,000
Repayment on revolving line of credit	—	(62,000)
Payment of underwriters' costs	(8,205)	—
Reimbursement of underwriters' costs	8,952	—
Repayment of sale-leaseback financing obligations	(1,876)	(1,510)
Repayment of capitalized lease obligations	(7,476)	(6,125)
Payment of debt issuance costs	(7,279)	(4,180)
Repayment of term loan, mortgage notes and construction loans	(895,421)	(49,038)
Proceeds from term loans and mortgage notes	525,000	110,000
Net proceeds from initial public offering	493,557	—
Net proceeds from follow-on public offering	93,368	—
Proceeds from construction loans	1,097	13,130
Net cash provided by financing activities	149,906	9,944
Net increase in cash, cash equivalents and restricted cash	197,472	39,402
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(2,180)	1,202
Cash, cash equivalents and restricted cash:
Beginning of period	69,963	62,931
End of period	$265,255	$103,535

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Nine Months Ended September 30,
Supplemental disclosures of cash flows information:	2018	2017
Acquisition of fixed assets under capitalized lease obligations	$10,585	$14,838
Interest paid – net of amounts capitalized	$65,210	$79,345
Income taxes paid – net of refunds	$5,574	$6,394
Acquisition of property, plant, and equipment on accrual	$16,400	$13,850

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of September 30,
	2018	2017
Cash and cash equivalents	$226,807	$82,044
Restricted cash	38,448	21,491
Total cash, cash equivalents and restricted cash	$265,255	$103,535

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. General
The Company
Americold Realty Trust is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 100% of the common general partnership interest as of September 30, 2018. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
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
Prior to the IPO, YF ART Holdings, a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa), Fortress Investment Group, LLC (Fortress), and affiliates of The Goldman Sachs Group, Inc. (Goldman) owned approximately 100% of the Company’s common shares.
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.0 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares that are subject to a forward sale agreement to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the forward contract as equity which qualifies as an exception from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the forward sale agreement, the Company expects that the common shares issuable upon settlement of the forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

shares outstanding and dilution to our earnings per share. As of September 30, 2018, the Company has not settled any portion of the forward sale agreement. In connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with Yucaipa, sold 16.5 million common shares, affiliates of Goldman sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
As of September 30, 2018, YF ART Holdings owned approximately 26.0% of the Company's common shares. On March 8, 2018, YF ART Holdings used the proceeds from a margin loan to pay in full the outstanding preferred investment, including the preferred return thereon, of Fortress, which ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein.
The second largest shareholder in the Company is a group of investment funds of Goldman, which owned approximately 9.9% of the Company's common shares as of September 30, 2018.
Customer Information
In tandem with the follow-on public offering, the Company announced its agreement to be the sole strategic supply chain partner for a major customer in Australia. This will entail approximately $600 million of total investment staggered over four years, funded by a combination of proceeds from the follow-on public offering, borrowings from the Revolving Line of Credit under the recast 2018 Credit Facility (refer to Note 19 for further information), and available cash. The funds will be used to complete at least three highly automated distribution centers across three primary Australian markets.
The Company’s customers consist primarily of national, regional, and local food manufacturers, distributors, retailers, and food service organizations. For the three and nine months ended September 30, 2018 and 2017, one customer accounted for more than 10% of our total revenues. For the three months ended September 30, 2018 and 2017, sales to this customer were $51.1 million and $49.4 million, respectively. For the nine months ended September 30, 2018 and 2017, sales to this customer were $157.4 million and $146.5 million, respectively. The substantial majority of this customer's business relates to our third-party managed segment. Of the revenues received from this customer, $46.9 million and $45.5 million represented reimbursements for certain expenses we incurred during the three months ended September 30, 2018 and 2017, respectively, and $144.9 million and $135.3 million for the nine months ended September 30, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Securities and Exchange Commission’s (SEC) Disclosure Update and Simplification Project (DUSTR)
As part of the SEC’s Disclosure Update and Simplification Project, the SEC issued a final rule that eliminates or amends disclosure requirements that are redundant or outdated in light of changes in SEC requirements, US GAAP, IFRS or changes in technology or the business environment. As a result, certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of (Loss) gain on sale of real estate on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2018 and 2017. The Company has included (Loss) gain on sale of real estate as a component of Operating Income to present gain and losses on sales of properties in accordance with Accounting Standards Codification (“ASC”) 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on sale of properties outside of continuing operations in the income statement.
In addition to the presentation change of (Loss) gain on real estate on the Condensed Consolidated Statement of Operations, the SEC also issued a requirement to present the changes in shareholders’ equity in the interim financial statements in quarterly reports on Form 10-Q. This amendment is not effective until after November 5, 2018, however, the Company has chosen to early adopt and has reflected changes in shareholders’ equity in the current quarter filing.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, an immaterial adjustment was made to reclassify certain prior period amounts from unearned revenue to the allowance for doubtful accounts. Finally, the Company reclassified certain assets for which ownership and title transferred at lease expiration from the classification of Capitalized leases into the respective asset classification on the Condensed Consolidated Balance Sheet as of September 30, 2018. This included reclassification of the gross cost and related accumulated depreciation.

Impairment of Long-Lived Assets
During the second quarter of 2018, the Company recorded an impairment charge of $0.7 million related to a domestic warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers in August 2018. During the second quarter of 2017, the Company recorded an impairment charge of $8.8 million as a result of the planned disposal or exit of certain domestic warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. These impaired assets are or were reported under the Warehouse segment, and the related impairment charges are included in the “Impairment of long-lived assets” line item of the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017, respectively. No such impairment was recorded for the three months ended September 30, 2018 or 2017.
Adoption of Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose projected cumulative three-year inflation rate exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the projected three-year cumulative inflation rate in Argentina exceeded 100 percent, and as of July 1, 2018, we adopted highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the Australian dollar, the reporting and functional currency of the immediate parent

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

company of the Argentina entity, and its income statement and balance sheet have been measured in Australian dollars using both current and historical rates of exchange prior to translation into U.S. dollars in consolidation. The impact of the change in functional currency to Australian dollars resulted in a remeasurement of historical earnings reflected in retained earnings, which was previously measured at the average Argentinian peso to USD exchange rates applicable to the period, and a related decrease to Accumulated Other Comprehensive Loss. This activity is reflected within 'Other' on the Statement of Shareholders’ Equity for the nine months ended September 30, 2018. After the initial measurement process described previously, the effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Foreign currency exchange gain (loss) and was not material. As of September 30, 2018, the net monetary assets of the Argentina subsidiary were immaterial. Additionally, the operating income of the Argentina subsidiary was less than 3.0 percent of our consolidated operating income for the three and nine months ended September 30, 2018 and 2017.
2. Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, which provides additional information with regard to the accounting policies set forth herein and other significant accounting policies.
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
Third-Party Managed Revenue
The Company provides management services for which the contract compensation arrangement includes: reimbursement of operating costs, fixed management fees, and contingent performance-based fees (Managed Services). Managed Services fixed fees are recognized as revenue as the management services are performed ratably over the service period. Managed Services performance-based fees are recognized ratably over the service period based on the likelihood of achieving performance targets.
Cost reimbursements related to Managed Services arrangements are recognized as revenue as the services are performed and costs are incurred. Managed Services fees and related cost reimbursements are presented on a gross basis as the Company is the principal in the arrangement. Multiple contracts with a single counterparty are accounted for as separate arrangements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Contracts with Multiple Service Lines
When considering contracts containing more than one service to a customer, a contract’s transaction price is pre-defined or allocated to each distinct performance obligation and recognized as revenue when, or as the performance obligation is satisfied, either over time as work progresses, or at a point in time. For contracts with multiple service lines or distinct performance obligations, the Company evaluates and allocates the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company forecasts expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service.
Recently Adopted Accounting Standards
Intangibles - Goodwill and Other - Internal-Use Software
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The ASU requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted ASU 2018-15 in the third quarter of 2018 on a prospective basis and it did not have a material effect on our condensed consolidated financial statements.

Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. The guidance is effective for the Company in interim and annual periods beginning in 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted the ASU during the first quarter of 2018.  Because the deferred tax asset in OCI is currently subject to a full valuation allowance, there was no net reclassification amount from AOCI to retained earnings during the three and nine months ended September 30, 2018. However, our adoption of this guidance will enable us to apply a 21% rate to the deferred tax asset when the valuation allowance no longer applies.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Compensation—Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 was effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this guidance in the first quarter of 2018, and it did not have a material effect on our condensed consolidated financial statements.
Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This update requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-01 was effective for public business entities for fiscal years beginning after December 15, 2017. The Company’s adoption of this guidance in the first quarter of 2018 resulted in the reclassification of non-service cost components in the amounts of $0.6 million for the three months ended September 30, 2017 and $2.2 million for the nine months ended September 30, 2017 from “Selling, general and administrative” expense to “Other income (expense), net.”
Statement of Cash Flows, Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under this new guidance, entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-18 in the first quarter of 2018, and disclosure revisions have been made retrospectively for the periods presented on the condensed consolidated statements of cash flows.
Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. This new guidance was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for any of the cash flow issues discussed in this ASU, the amendments related to those issues would be applied prospectively as of the earliest date practicable. The Company adopted this guidance

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

in the first quarter of 2018, and it did not have a material effect on our condensed consolidated statements of cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. For public companies, the amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018, and it did not have a material effect on our condensed consolidated financial statements.
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
The Company adopted this standard effective January 1, 2018, applying the modified retrospective method to contracts not completed as of the date of transition, and determined that the standard did not have a material impact to the amount or timing of revenue recognized for its revenue arrangements. Additionally, the Company did not record any cumulative effect adjustment as of the date of adoption. The most significant impact of the standard relates to the addition of disclosures relating to contracts that contain performance obligations extending beyond the end of the reporting period, and quantifying and disclosing methods of transferring services as it pertains to satisfying performance obligations. See Note 18.
Adoption of the guidance related to revenue recognition had no impact to cash from or used in operating, financing, or investing activities on the condensed consolidated statements of cash flows, and had no material impact on the Company's processes and controls.
Future Adoption of Accounting Standards
Fair Value Measurement - Disclosure Framework

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Our effective date for adoption of this guidance is our fiscal year beginning December 15, 2019 with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its condensed consolidated financial statements.

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
Existing sale-leaseback guidance, including guidance applicable to real estate, is replaced with a new model applicable to both lessees and lessors. A sale-leaseback transaction will qualify as a sale only if (1) it meets the sale guidance in the new revenue recognition standard, (2) the leaseback is not a finance lease or a sales-type lease, and (3) a repurchase option, if any, is priced at the asset’s fair value at the time of exercise and the asset is not specialized. If the transaction fails sale treatment, the buyer and seller will reflect it as a financing lease.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides the following practical expedients that will make the adoption of the new lease guidance easier:

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3. Equity-Method Investments
The Company has investments in certain ventures that are accounted for under the equity method of accounting. The following tables summarize the financial information of the Company’s largest joint ventures (CMAL and CMAH, or the China JV, as defined in our Annual Report on Form 10-K 2017) for the interim periods presented. The Company has a 49% equity interest in the China JV.

	Three Months Ended September 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,561	$3,777	$13,338
Operating (loss) income	$(891)	$615	$(276)
Net (loss) income	$(1,062)	$245	$(817)
Company’s (loss) income from investments in partially owned entities	$(538)	$101	$(437)

	Three Months Ended September 30, 2017
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$10,236	$3,370	$13,606
Operating (loss) income	$(154)	$72	$(82)
Net loss	$(138)	$(7)	$(145)
Company’s (loss) income from investments in partially owned entities	$(45)	$54	$9

	Nine Months Ended September 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$28,886	$9,985	$38,871
Operating (loss) income	$(1,066)	$1,447	$381
Net (loss) income	$(1,327)	$1,377	$50
Company’s (loss) income from investments in partially owned entities	$(824)	$500	$(324)

	Nine Months Ended September 30, 2017
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$28,503	$8,540	$37,043
Operating (loss) income	$(3,184)	$961	$(2,223)
Net (loss) income	$(3,277)	$612	$(2,665)
Company’s (loss) income from investments in partially owned entities	$(1,642)	$300	$(1,342)
In addition to the China JV, the Company also has an investment in a joint venture accounted for under the equity-method, with a carrying amount of $2.0 million as of September 30, 2018 and December 31, 2017.

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
Series B Cumulative Convertible Voting Preferred Shares
On December 15, 2010, the Company issued 375,000 Series B Cumulative Convertible Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares), for proceeds of $368.5 million. Of the total issuance, 325,000 Series B Preferred Shares were issued to affiliates of Goldman and 50,000 were issued to an affiliate of China Merchant Holdings International, an affiliate of the majority partner in the China JV.
In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares of the Company, respectively, after taking into account a cash payment of approximately $1.8 million of accrued and unpaid dividends. Goldman sold 5,163,716 common shares of the Company soon after the conversion of the Series B Preferred Shares.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5. Debt
The Company’s outstanding and available borrowings as of September 30, 2018 and December 31, 2017 are as follows:

				September 30, 2018		December 31, 2017
	Stated maturity date	Contractual Interest Rate	Effective Interest Rate as of September 30, 2018	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$43,879	$44,208	$56,941	$58,151
Component A-2-FX	1/2021	4.96%	5.38%	150,334	155,220	150,334	159,918
Component A-2-FL (1)	1/2021	L+1.51%	4.09%	48,654	49,140	48,654	49,019
Component B	1/2021	6.04%	6.48%	60,000	62,850	60,000	64,875
Component C	1/2021	6.82%	7.28%	62,400	66,300	62,400	68,718
Component D	1/2021	7.45%	7.92%	82,600	88,382	82,600	91,686
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	189,551	183,864	194,223	195,194
Mezzanine A	5/2023	7.38%	7.55%	70,000	66,850	70,000	68,950
Mezzanine B	5/2023	11.50%	11.75%	32,000	30,720	32,000	31,840
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australia Term Loan (1)	6/2020	BBSY+1.40%	4.70%	146,953	148,421	158,645	160,628
New Zealand Term Loan (1)	6/2020	BKBM+1.40%	5.26%	29,198	29,490	31,240	31,631
2018 Senior Secured Term A Facility secured by stock pledge in qualified subsidiaries (1)	1/2023	L+2.35%	5.16%	475,000	472,625	—	—
2015 Senior Secured Term Loan B Facility (1)	12/2022	L+3.75%	n/a	—	—	806,918	806,918
Total principal amount of mortgage notes and term loans				$1,390,569	$1,398,070	$1,753,955	$1,787,528
Less unamortized deferred financing costs				(13,278)	n/a	(25,712)	n/a
Less unamortized debt discount				(293)	n/a	(6,285)	n/a
Total mortgage notes and term loans, net of unamortized deferred financing costs and debt discount				$1,376,998	$1,398,070	$1,721,958	$1,787,528

2018 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries (1)	1/2021	L+2.35%	n/a	$—	$—	$—	$—

Construction Loan:
Warehouse Clearfield, UT secured by mortgage (1)	2/2019	L+3.25%	5.18%	$—	$—	$19,671	$19,671
Less unamortized deferred financing costs				—	—	(179)	—
				$—	$—	$19,492	$19,671

(1)	L = one-month LIBOR; BBSY= Bank Bill Swap Bid Rate (applicable in Australia); BKBM = Bank Bill Reference Rate (applicable in New Zealand).

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
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, at issuance we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility for certain outstanding letters of credit.
During the second quarter of 2018, due to a stronger borrowing base ratio, which reflects an improvement of our credit profile, the applicable margin in the case of LIBOR-based loans was reduced to 2.35% from 2.50%.
During the third quarter, we reduced our application of the Senior Secured Revolving Credit Facility to backstop letters of credit from $33.6 million to $32.7 million.
Our Operating Partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At September 30, 2018, the gross value of our assets included in the covenants calculations was in excess of $1.8 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.1 billion.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our 2018 Senior Secured Credit Facilities are fully recourse to our Operating Partnership. As of September 30, 2018, the Company was in compliance with all debt covenants.
The aggregate maturities of the Company’s total indebtedness as of September 30, 2018, including amortization of principal amounts due under the mortgage notes for each of the next five years and thereafter, are as follows:

As of September 30, 2018:	(In thousands)
Year 1	$24,638
Year 2	201,946
Year 3	417,537
Year 4	7,242
Year 5	739,206
Thereafter	—
Aggregate principal amount of debt	1,390,569
Less unamortized discount and deferred financing costs	(13,571)
Total debt net of unamortized discount and deferred financing costs	$1,376,998
6. Derivative Financial Instruments
The Company’s objective for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates related to certain indebtedness of its foreign subsidiaries. The Company’s strategy to achieve that objective involves entering into interest rate swap contracts. There have been no significant changes in the Company’s policy or strategy for utilizing derivative instruments from what was disclosed in its consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2017.
As of September 30, 2018 and December 31, 2017, the aggregate fair values of these cash flow hedges were $1.9 million and $2.5 million, respectively, which are included in the “Accounts payable and accrued expenses” line of the accompanying Condensed Consolidated Balance Sheets. The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table summarizes the impact of the Company’s interest rate swaps designated as cash flow hedges on the results of operations and Other Comprehensive Income (OCI) during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Gain recognized as OCI, net of tax (effective portion)	$(82)	$(205)	$(322)	$(61)
Loss reclassified from AOCI into interest expense, net of tax	286	405	959	1,157
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
Refer to Note 14 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and nine months ended September 30, 2018 and 2017.
7. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of September 30, 2018 and December 31, 2017 are as follows:

	Maturity	Interest Rate as of September 30, 2018	September 30, 2018	December 31, 2017
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$19,322	$19,457
11 warehouses – 2007	9/2027	7.00%-19.59%	100,318	102,059
Total sale-leaseback financing obligations			$119,640	$121,516
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company’s mortgage notes, term loan and construction loans are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, term loans and construction loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows of the collateral asset.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of September 30, 2018 and December 31, 2017, respectively.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	September 30, 2018	December 31, 2017
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$226,807	$48,873
Restricted cash	Level 1	38,448	21,090
Interest rate swap liability	Level 2	1,857	2,463
Measured at fair value on a non-recurring basis:
Long-lived assets written down:
Property, plant and equipment	Level 3	$—	$2,576
Disclosed at fair value:
Mortgage notes, term loans and construction loan (1)	Level 3	$1,398,070	$1,807,199

(1)
The carrying value of the mortgage notes, term loans and construction loan, net of unamortized discount and deferred financing costs, was $1,376,998 thousand and $1,721,958 thousand as of September 30, 2018 and December 31, 2017, respectively.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares for the nine months ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.019	$1,291	$619	$1,291	$619
March/April	0.140	20,145	—	20,145
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.190	27,250	—	27,246	—
June (d)				(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July				28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.190	28,072	—	—
		$76,758		$48,537

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last Participating and Fixed Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

(d)	Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2017
Month Declared/Paid	Dividend Per Share	Distributions Declared			Distributions Paid
		Common Shares	Series B Preferred Shares		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March/April	$0.073	$5,053	$2,421	(a)	$5,053	$2,421
June/July	0.073	5,054	2,422	(a)	5,054	2,422
September/October	0.073	5,053	2,421	(a)	—	—
		$15,160	7,264		$10,107	4,843

Series B Preferred Shares - Fixed Dividend
March/April			4,688			4,688
June/July			4,687			4,687
September/October			4,688			—
Total distributions paid or accrued to holders of Series B Preferred Shares			$21,327			$14,218

(a)	Participating Dividend.
10. Share-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based, performance-based and market-based equity awards. Time-based awards are recognized on a straight-line basis over the employees’ requisite service period, as adjusted for estimate of forfeitures. Performance-based and market-based awards are recognized on a tranche-by-tranche basis over the performance period, as adjusted for estimate of forfeitures.
Aggregate stock-based compensation charges were $2.1 million and $0.6 million during the three months ended September 30, 2018 and 2017, respectively, and $8.3 million and $1.8 million during the nine months ended September 30, 2018 and 2017, respectively. These charges were included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2018, there was $18.7 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.5 years.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s then shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company have the right to receive nonforfeitable dividend equivalent distributions on unvested units. As of September 30, 2018, the Company accrued $0.5 million of dividend equivalents on unvested units payable to employees and non-employee trustees.
Modification of Restricted Stock Units
On January 4, 2018, the Company’s Board of Trustees approved the modification of awards to allow the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled pursuant to the 2010 Plan. On the same day, the Company’s Board of Trustees resolved that no further awards may be granted under the 2010 Plan after the approval of the 2017 Plan. As a result, the Company recognized stock-based compensation expense of $2.0 million to reflect the change in fair value associated with the modification of the dividend equivalents rights of the outstanding equity awards under the 2010 Plan. This expense is included in the aggregate stock-based compensation charge for the nine months ended September 30, 2018.
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
The following tables summarize restricted stock unit grants under the 2017 Plan during the three and nine months ended September 30, 2018 and under the 2010 Plan for the three and nine months ended September 30, 2017:

Three Months Ended September 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2018	Employee group	9,750	1-3 years	$220
2017	Employee group	4,285	5 years	$58

Nine Months Ended September 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2018	Trustee group	373,438	1-3 years	$5,975
2018	Employee group	965,501	1-4 years	$14,334
2017	Trustee group	18,348	2-3 years	$199
2017	Employee group	141,288	5 years	$1,897
Of the restricted stock units granted for the nine months ended September 30, 2018, (i) 331,250 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 432,751 were time-based restricted stock units with various vesting periods ranging from one to four years issued to certain employees and (iv) 532,750 were market-based restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market-based awards will be determined based on the Company’s “total shareholder return”, as described in the agreement granting such awards, computed for the performance period that began January 18, 2018 and will end December 31, 2020.
As of September 30, 2018, the Company’s vested and outstanding restricted stock units had an intrinsic value of approximately $25.9 million using a price per share of $25.02.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Stock Options Activity
The following tables provide a summary of option activity for the nine months ended September 30, 2018 and 2017:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2017	5,478	$9.72	6.0
Granted	—	—
Exercised	(2,617)	9.68
Forfeited or expired	(91)	9.81
Outstanding as of September 30, 2018	2,770	9.77	5.6

Exercisable as of September 30, 2018	1,860	$9.73	4.7

Outstanding as of December 31, 2016	6,313	$9.72	6.8
Granted	—	—
Exercised	—	—
Forfeited or expired	(835)	9.66
Outstanding as of September 30, 2017	5,478	9.72	6.2

Exercisable as of September 30, 2017	3,294	$9.67	5.1
As of September 30, 2018, the Company’s exercisable and outstanding stock options had an intrinsic value of approximately $36.7 million using a price per share of $25.02.
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
The Company recorded an income tax benefit of approximately $2.6 million and an income tax expense of approximately $1.8 million for the three months ended September 30, 2018 and 2017, respectively, and an income tax benefit of approximately $2.8 million and an income tax expense of approximately $3.4 million for the nine

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

months ended September 30, 2018 and 2017, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations, and a significant portion of those earnings is permanently reinvested.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (TCJA) that significantly revises the U.S. tax code effective January 1, 2018. The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of TCJA. At December 31, 2017, the Company made a reasonable estimate of the one-time transition tax on accumulated foreign earnings as well as the impact of the TCJA on its existing deferred tax balances. The Company has not completed its accounting for the tax effects of the TCJA as of September 30, 2018 and will continue to refine its estimates as additional guidance and information becomes available.
During the three-month period ended September 30, 2018, the Company adjusted estimated amounts as it continued to refine its calculations and as new guidance was issued. Changes to the estimated amounts included a decrease to the annualized Global Intangible Low-Taxed Income (GILTI) deemed dividend from $3.1 million to $2.1 million. Also, as a result of IRS guidance issued during the third quarter of 2018, the Company now includes GILTI as REIT qualified income. The Company also determined that no inclusion was required for the mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”); the reduction was due to a refinement of the calculation of its share of earnings and profits of non-consolidated foreign subsidiaries. The Company established a refundable Alternative Minimum Tax (AMT) additional receivable of $3.7 million for certain pre-REIT-conversion amounts that it determined were not subject to limitation. The Company will continue to refine its calculations as additional analysis is completed.
The TCJA subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At September 30, 2018, the Company has included GILTI related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
12. Employee Benefit Plans
The components of net period benefit cost for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$8	$20	$—	$43	$71
Interest cost	354	300	5	33	692
Expected return on plan assets	(512)	(342)	—	(35)	(889)
Amortization of net loss	311	179	—	124	614
Amortization of prior service cost	—	—	—	4	4
Net pension benefit cost	$161	$157	$5	$169	$492

	Three Months Ended September 30, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$16	$126	$—	$60	$202
Interest cost	231	314	6	31	582
Expected return on plan assets	(439)	(294)	—	(44)	(777)
Amortization of net loss	290	144	—	—	434
Amortization of prior service cost	—	53	—	—	53
Effect of settlement	265	59	—	—	324
Net pension benefit cost	$363	$402	$6	$47	$818

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$23	$59	$—	$173	$255
Interest cost	1,063	899	15	86	2,063
Expected return on plan assets	(1,535)	(1,027)	—	(124)	(2,686)
Amortization of net loss	933	536	—	123	1,592
Amortization of prior service cost	—	—	—	23	23
Net pension benefit cost	$484	$467	$15	$281	$1,247

	Nine Months Ended September 30, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$49	$378	$—	$176	$603
Interest cost	1,022	942	17	90	2,071
Expected return on plan assets	(1,317)	(881)	—	(130)	(2,328)
Amortization of net loss	1,064	492	—	—	1,556
Amortization of prior service cost	—	159	—	—	159
Effect of settlement	540	178	—	—	718
Net pension benefit cost	$1,358	$1,268	$17	$136	$2,779
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
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) was grossly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company took the option to exit the Fund and convert to the new fund. The Company’s portion of the unfunded liability, estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38,000 over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

withdrawing from a multi-employer plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
13. Commitments and Contingencies
Letters of Credit
As of September 30, 2018, there were $32.7 million letters of credit issued on the Company’s 2018 Revolving Line of Credit and as of December 31, 2017, there were $33.8 million of outstanding letters of credit issued on the Company’s 2015 Revolving Line of Credit.
Bonds
The Company had outstanding surety bonds of $2.7 million as of September 30, 2018 and December 31, 2017, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of September 30, 2018, approximately 56% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering approximately 4% of the labor force are set to expire during the three months ended December 31, 2018.
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
On February 7, 2013, the Company removed the case to the U.S. federal court and ultimately filed a motion for summary judgment, which the plaintiffs vigorously opposed. On October 4, 2013, the court granted the Company’s motion and dismissed the case in full. Only one group of the plaintiffs appealed the dismissal to the U.S. Court of Appeals, where oral argument was heard in November 2014 before the Tenth Circuit in Denver. The Court of Appeals ordered that the case be remanded to the Kansas State Court and the judgment in favor of Americold be vacated, finding U.S. federal diversity jurisdiction did not exist over the Company. The Company petitioned the U.S. Supreme Court for certiorari and oral argument occurred on January 19, 2016.
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
Following remand to Kansas state court, plaintiffs initially petitioned the court to amend their complaint to drop their claim for damages and only seek an Order of Specific Performance-namely, to require Americold to sign a new document reinstating the consent judgment assigned in the 1994 Settlement Agreement. No amended complaint was filed, however, and plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018. As of September 30, 2018, pending before the court are the Company’s motions to prevent Kraft and Safeway to remain in the lawsuit as plaintiffs on the theory that they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. Plaintiffs have served limited discovery to us seeking communications with insurance counsel and representatives. We continue to assert a strong defensive posture and will be in a better position to evaluate exposure as discovery and case preparation continues; however, given the status of the proceedings to date, a liability cannot be reasonably estimated.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of September 30, 2018 and December 31, 2017. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of September 30, 2018. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of September 30, 2018 and December 31, 2017.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

14. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments of investments in foreign subsidiaries, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments, net of tax. The activity in AOCI for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(6,129)	$(11,652)	$(7,126)	$(12,880)
Gain arising during the period	614	434	1,592	1,556
Less: Tax expense	—	—	—	—
Net gain arising during the period	614	434	1,592	1,556
Amortization of prior service cost (1)	4	53	23	159
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net income/loss	4	53	23	159
Other comprehensive income, net of tax	618	487	1,615	1,715
Balance at end of period, net of tax	(5,511)	(11,165)	(5,511)	(11,165)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	2,122	7,504	8,318	3,874
(Loss) gain on foreign currency translation	(2,953)	709	(9,149)	4,339
Less: Tax expense/(Tax benefit)	—	—	—	—
Net (loss)/gain on foreign currency translation	(2,953)	709	(9,149)	4,339
Balance at end of period, net of tax	(831)	8,213	(831)	8,213
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,182)	(1,682)	(1,422)	(1,538)
Unrealized loss on cash flow hedge derivatives	(76)	(112)	(464)	(1,074)
Less: Tax expense/(Tax benefit)	128	88	173	22
Net loss on cash flow hedge derivatives	(204)	(200)	(637)	(1,096)
Net amount reclassified from AOCI to net income/loss (interest expense)	286	405	959	1,157
Balance at end of period, net of tax	(1,100)	(1,477)	(1,100)	(1,477)

Accumulated other comprehensive loss	$(7,442)	$(4,429)	$(7,442)	$(4,429)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $2.3 million and $1.8 million for the nine months ended September 30, 2018 and 2017, respectively. Interest payable to Goldman was nominal as of September 30, 2018 and December 31, 2017. Additionally, Goldman was paid an underwriting fee totaling $5.0 million associated with the follow-on public offering that closed in September 2018.
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

•
Other. In addition to our primary business segments, we own a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consist primarily of labor, equipment, fuel and explosives.

Our reportable segments are strategic business units separated by product and service offerings. Each reportable segment is managed separately and requires different operational and marketing strategies. The accounting polices used in the preparation of our reportable segments financial information are the same as those used in the preparation of its consolidated financial statements.
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and exclude selling, general and administrative expense, impairment charges, restructuring charges, acquisition related costs, other income and expense, and certain one-time charges. Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.
Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table presents segment revenues and contributions with a reconciliation to income (loss) before income tax for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Segment revenues:
Warehouse	$297,225	$290,593	$871,454	$848,064
Third-Party Managed	62,551	60,556	192,182	178,561
Transportation	40,193	35,688	117,427	107,665
Quarry	2,041	2,664	6,755	7,577
Total revenues	402,010	389,501	1,187,818	1,141,867

Segment contribution:
Warehouse	93,638	86,074	274,043	254,399
Third-Party Managed	3,554	3,211	11,189	9,682
Transportation	4,148	3,091	11,328	9,733
Quarry	145	456	411	(76)
Total segment contribution	101,485	92,832	296,971	273,738

Reconciling items:
Depreciation, depletion, and amortization	(29,403)	(28,875)	(87,861)	(87,196)
Selling, general and administrative expense	(28,517)	(36,432)	(87,947)	(84,736)
(Loss) gain from sale of real estate	(12)	(83)	8,372	(83)
Impairment of long-lived assets	—	—	(747)	(8,773)
(Loss) income from investments in partially owned entities	(437)	9	(324)	(1,342)
Impairment of investments in partially owned entities	—	—	—	(6,496)
Interest expense	(22,834)	(29,218)	(70,258)	(85,233)
Interest income	877	218	2,610	785
Loss on debt extinguishment and modification	—	(386)	(21,385)	(986)
Foreign currency exchange gain (loss)	734	(1,045)	2,926	(3,870)
Other income (expense), net	96	148	184	(1,061)
Income (loss) before income tax benefit (expense)	$21,989	$(2,832)	$42,541	$(5,253)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

17. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. During the three and nine months ended September 30, 2018, the weighted-average number of unvested restricted stock units that participated in the distribution of common dividends was 1,394,716 and 1,393,058, respectively.
The shares issuable upon settlement of the forward sale agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreement, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.
Prior to the IPO, holders of Series B Preferred Shares were entitled to cumulative dividends, which were added to the reported net loss whether or not declared or paid to determine the net loss attributable to common shareholders under the two-class method.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average common shares outstanding – basic	144,948	70,049	138,438	70,012
Dilutive effect of share-based awards	2,610	—	2,730	—
Equity forward contract	68	—	23	—
Weighted average common shares outstanding – diluted	147,626	70,049	141,191	70,012
For the three and nine months ended September 30, 2017, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in prior periods. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, warrants and convertible preferred shares in those periods.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Series B Convertible Preferred Stock	—	33,240	—	33,240
Common share warrants	—	4,513	—	5,196
Employee stock options	—	5,983	—	5,718
Restricted stock units	—	641	—	679
	—	44,377	—	44,833

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

18. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2018 and 2017 by segment and geographic region:

	Three Months Ended September 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$110,351	$9,815	$3,598	$1,104	$—	$124,868
Warehouse services	132,723	29,390	4,173	895	—	167,181
Third-party managed	54,809	3,142	—	—	4,549	62,500
Transportation	26,107	13,290	170	627	—	40,194
Quarry	2,035	—	—	—	—	2,035
Total revenues (1)	326,025	55,637	7,941	2,626	4,549	396,778
Lease revenue (2)	5,232	—	—	—	—	5,232
Total revenues from contracts with all customers	$331,257	$55,637	$7,941	$2,626	$4,549	$402,010

	Three Months Ended September 30, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$104,710	$10,639	$4,658	$2,362	$—	$122,369
Warehouse services	128,287	29,834	3,667	985	—	162,773
Third-party managed	53,266	2,463	—	—	4,777	60,506
Transportation	20,592	13,697	202	1,197	—	35,688
Quarry	2,659	—	—	—	—	2,659
Total revenues (1)	309,514	56,633	8,527	4,544	4,777	383,995
Lease revenue (2)	5,506	—	—	—	—	5,506
Total revenues from contracts with all customers	$315,020	$56,633	$8,527	$4,544	$4,777	$389,501

(1)
Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of ASC 840, Leases.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$319,690	$29,759	$11,425	$4,092	$—	$364,966
Warehouse services	386,027	89,156	12,390	2,777	—	490,350
Third-party managed	168,431	9,764	—	—	13,837	192,032
Transportation	73,104	41,550	543	2,230	—	117,427
Quarry	6,738	—	—	—	—	6,738
Total revenues (1)	953,990	170,229	24,358	9,099	13,837	1,171,513
Lease revenue (2)	16,305	—	—	—	—	16,305
Total revenues from contracts with all customers	$970,295	$170,229	$24,358	$9,099	$13,837	$1,187,818

	Nine Months Ended September 30, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$304,273	$29,613	$13,666	$6,931	$—	$354,483
Warehouse services	378,730	85,739	10,695	2,991	—	478,155
Third-party managed	158,476	6,247	—	—	13,688	178,411
Transportation	62,696	40,246	574	4,149	—	107,665
Quarry	7,560	—	—	—	—	7,560
Total revenues (1)	911,735	161,845	24,935	14,071	13,688	1,126,274
Lease revenue (2)	15,593	—	—	—	—	15,593
Total revenues from contracts with all customers	$927,328	$161,845	$24,935	$14,071	$13,688	$1,141,867

(1)
Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of ASC 840, Leases.
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
At September 30, 2018, the Company had $485.8 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 6% of these remaining performance obligations as revenue in 2018, an additional 22% by 2019 with the remaining 72% to be recognized over a weighted average period of 14.6 years through 2038.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the consolidated balance sheets. Generally, warehouse rent, storage and services revenue billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. The Company may bill and receive advances on handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2018, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $207.7 million and $198.3 million at September 30, 2018 and December 31, 2017, respectively, and $183.2 million and $198.4 million at September 30, 2017 and December 31, 2016, respectively. All other trade receivable balances relate to contracts accounted for under ASC 840.
Opening and closing balances in unearned revenue related to contracts with customers were $19.5 million and $18.8 million at September 30, 2018 and December 31, 2017, respectively, and $18.8 million and $17.9 million at September 30, 2017 and December 31, 2016, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2018 and 2017 has been recognized as of September 30, 2018 and September 30, 2017, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.
19. Subsequent Events
On November 7, 2018, the Company and the Operating Partnership entered into a loan commitment and an escrow agreement providing for a recast of the 2018 Senior Secured Credit Facilities to, among other things, (i) increase the 2018 Senior Secured Revolving Credit Facility from $450 million to $800 million, (ii) convert the 2018 Senior Secured Credit Facilities from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins. The release from escrow and closing of the recast 2018 Senior Secured Credit Facilities is expected to occur during the fourth quarter of 2018, subject to closing of the debt private placement transaction mentioned below.
On November 6, 2018, the Operating Partnership priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% and a term of seven years and (ii) $400 million senior unsecured notes with a coupon of 4.86% and a term of ten years. The notes will be general unsecured senior obligations

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements

of the Operating Partnership and are guaranteed by the Company and the subsidiaries of the Company. The Company expects to apply a portion of the proceeds of the private placement transaction to complete the defeasance of the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (the 2010 CMBS Financing). The outstanding principal amount of the 2010 CMBS Financing is $448 million as of September 30, 2018. The Company expects to incur approximately $17.0 million to $19.0 million of defeasance costs and a write-off of unamortized deferred financing costs of approximately $3.4 million.
On November 9, 2018, the Company entered into an agreement whereby an affiliate of the Company would purchase land for approximately $46.6 million (approximately $64.5 million AUD) and upon which the Company intends to build a state-of-the-art automated facility for a customer. The customer has agreed to acquire the land if construction of the facility is not substantially commenced within certain parameters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this quarterly report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
MANAGEMENT’S OVERVIEW
We are the world’s largest owner and operator of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of September 30, 2018, we operated a global network of 156 temperature-controlled warehouses encompassing 928.4 million cubic feet, with 138 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We also own and operate a limestone quarry through a separate business segment. In addition, we hold a minority interest in a joint venture, which owns or operates 13 temperature-controlled warehouses located in China (China JV). We view and manage our business through three primary business segments, warehouse, third–party managed and transportation.
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
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity and variability in costs associated with medical insurance. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through forward rate agreements or, to the extent possible and appropriate, increase the rates we charge our customers for storage in our warehouses. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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

	September 30, 2018 compared to September 30, 2017
	Average foreign exchange rate used to adjust operating results for the three months ended September 30, 2018 (1)	Average foreign exchange rate used to adjust operating results for the nine months ended September 30, 2018 (1)	Foreign exchange rates as of September 30, 2018	Foreign exchange rates as of September 30, 2017
Australian dollar	0.790	0.768	0.724	0.784
New Zealand dollar	0.730	0.715	0.664	0.722
Argentinian peso	0.058	0.061	0.037	0.058
Canadian dollar	0.796	0.762	0.774	0.799

(1)
Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

During the second quarter of 2018, the International Practices Task Force declared Argentina a highly inflationary economy. A highly inflationary economy has cumulative inflation of approximately 100% or more over a 3-year period. Reporting entities with operations in Argentina are required to account for highly inflationary operations no later than July 1, 2018. Under highly inflationary accounting, Argentina’s functional currency became the Australian dollar, the reporting and functional currency of the immediate parent company of the Argentina entity, and its income statement and balance sheet have been measured in Australian dollars using both current and historical rates of exchange prior to translation into U.S. dollars in consolidation. After the initial measurement process described previously, the effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Foreign currency exchange gain (loss) and was not material. As of September 30, 2018, net monetary assets for the Argentina subsidiary were immaterial. Additionally, the operating income of the Argentina subsidiary was less than 3 percent of our consolidated operating income for the three and nine months ended September 30, 2018 and 2017.
Focus on Our Operational Effectiveness and Cost Structure
We continuously seek to implement various initiatives aimed at streamlining our business processes and reducing our cost structure including realigning and centralizing key business processes; implementing standardized operational processes; integrating and launching new information technology tools and platforms; instituting key health, safety, leadership and training programs; and capitalizing on the purchasing power of our network. Through the realignment of our business processes, we have improved retention of our key talent and reduced employee turnover, acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets and exit of certain leased facilities. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer
For the three and nine months ended September 30, 2018 and 2017, one customer accounted for more than 10% of our total revenues. For the three months ended September 30, 2018 and 2017, sales to this customer were $51.1 million and $49.4 million, respectively. For the nine months ended September 30, 2018 and 2017, sales to this customer were $157.4 million and $146.5 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $46.9 million and $45.5 million represented reimbursements for certain expenses we incurred during the three months ended September 30, 2018 and 2017, respectively, and $144.9 million and $135.3 million for the nine months ended September 30, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
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
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses during the third quarter of 2018.

September 30, 2018
Total Warehouses	156
Same Store Warehouses	137
Non-Same Store Warehouses	7
Managed Warehouses	12

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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2018 and 2017
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2018 and 2017.

	Three months ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$130,044	$132,009	$127,819	1.7%	3.3%
Warehouse services	167,181	170,404	162,774	2.7%	4.7%
Total warehouse segment revenues	297,225	302,413	290,593	2.3%	4.1%

Power	20,920	21,273	21,460	(2.5)%	(0.9)%
Other facilities costs (2)	26,393	26,922	26,258	0.5%	2.5%
Labor	127,508	130,175	127,862	(0.3)%	1.8%
Other services costs (3)	28,766	29,337	28,939	(0.6)%	1.4%
Total warehouse segment cost of operations	203,587	207,707	204,519	(0.5)%	1.6%
Warehouse segment contribution (NOI)	$93,638	$94,706	$86,074	8.8%	10.0%

Warehouse rent and storage contribution (NOI) (4)	$82,731	$83,814	$80,101	3.3%	4.6%
Warehouse services contribution (NOI) (5)	$10,907	$10,892	$5,973	82.6%	82.4%

Total warehouse segment margin	31.5%	31.3%	29.6%	190 bps	170 bps
Rent and storage margin(6)	63.6%	63.5%	62.7%	90 bps	80 bps
Warehouse services margin(7)	6.5%	6.4%	3.7%	280 bps	270 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $3.3 million and $3.9 million for the third quarter of 2018 and 2017, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $3.6 million and $3.5 million for the third quarter of 2018 and 2017, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $297.2 million for the three months ended September 30, 2018, an increase of $6.6 million, or 2.3%, compared to $290.6 million for the three months ended September 30, 2017. On a constant currency basis, our warehouse segment revenues were $302.4 million for the three months ended September 30, 2018, an increase of $11.8 million, or 4.1%, from the three months ended September 30, 2017. These increases were primarily driven by net new business, improvements in our commercial terms and contractual rate escalations, the maturation of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter. The foreign currency translation of revenues incurred by our foreign operations had a $5.2 million unfavorable impact during the three months ended September 30, 2018, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and to a lesser extent the strengthening of the U.S. dollar over the Argentinian peso.
Warehouse segment cost of operations of $203.6 million for the three months ended September 30, 2018 was a decrease of $0.9 million compared to the three months ended September 30, 2017. On a constant currency basis, our warehouse segment cost of operations was $207.7 million for the three months ended September 30, 2018, an increase of $3.2 million, or 1.6%, from the three months ended September 30, 2017, mainly due to the appreciation of the U.S. dollar over the Australian dollar and the Argentinian peso. Our ongoing efforts on productivity improvements and energy efficiency initiatives are enabling us to leverage our cost of operations while increasing our warehouse segment revenues. The foreign currency translation of expenses incurred by our foreign operations had a $4.1 million favorable impact during the three months ended September 30, 2018.
For the three months ended September 30, 2018, we reported an increase of $7.6 million, or 8.8%, in warehouse segment contribution (NOI), which was $93.6 million for the third quarter of 2018 compared to $86.1 million for the third quarter of 2017. The foreign currency translation of our results of operations had a $1.1 million unfavorable impact to the warehouse segment contribution period-over-period. Again, a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations, the contribution from the maturation of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts, combined with operating efficiency gains driven by labor productivity, and the leveraging of our fixed expenses allowed us to generate higher contribution margins in our warehouse segment during the third quarter of 2018 compared to the third quarter of 2017.

Same Store Analysis
We had 137 same stores for the three months ended September 30, 2018. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$126,656	$128,622	$124,051	2.1%	3.7%
Warehouse services	163,516	166,740	159,000	2.8%	4.9%
Total same store revenues	290,172	295,362	283,051	2.5%	4.3%
Same store cost of operations:
Power	20,415	20,768	20,359	0.3%	2.0%
Other facilities costs	25,447	25,976	24,409	4.3%	6.4%
Labor	124,564	127,231	124,814	(0.2)%	1.9%
Other services costs	28,070	28,641	27,971	0.4%	2.4%
Total same store cost of operations	$198,496	$202,616	$197,553	0.5%	2.6%

Same store contribution (NOI)	$91,676	$92,746	$85,498	7.2%	8.5%
Same store rent and storage contribution (NOI)(2)	$80,794	$81,878	$79,283	1.9%	3.3%
Same store services contribution (NOI)(3)	$10,882	$10,868	$6,215	75.1%	74.9%

Total same store margin	31.6%	31.4%	30.2%	140 bps	120 bps
Same store rent and storage margin(4)	63.8%	63.7%	63.9%	-10 bps	-20 bps
Same store services margin(5)	6.7%	6.5%	3.9%	280 bps	260 bps

Non-same store revenues:
Rent and storage	$3,388	$3,388	$3,768	(10.1)%	(10.1)%
Warehouse services	3,665	3,665	3,774	(2.9)%	(2.9)%
Total non-same store revenues	7,053	7,053	7,542	(6.5)%	(6.5)%
Non-same store cost of operations:
Power	505	505	1,101	(54.1)%	(54.1)%
Other facilities costs	946	946	1,849	(48.8)%	(48.8)%
Labor	2,944	2,944	3,048	(3.4)%	(3.4)%
Other services costs	696	696	968	(28.1)%	(28.1)%
Total non-same store cost of operations	$5,091	$5,091	$6,966	(26.9)%	(26.9)%

Non-same store contribution (NOI)	$1,962	$1,962	$576	240.6%	240.6%
Non-same store rent and storage contribution (NOI)(2)	$1,937	$1,937	$818	136.8%	136.8%
Non-same store services contribution (NOI)(3)	$25	$25	$(242)	110.3%	110.3%

Total warehouse segment revenues	$297,225	$302,415	$290,593	2.3%	4.1%
Total warehouse cost of operations	$203,587	$207,707	$204,519	(0.5)%	1.6%
Total warehouse segment contribution	$93,638	$94,708	$86,074	8.8%	10.0%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
	2018	2017
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,368	2,402	(1.4)%
Average physical pallet positions (in thousands)	3,075	3,089	(0.5)%
Occupancy percentage	77.0%	77.7%	-70 bps
Same store rent and storage revenues per occupied pallet	$53.49	$51.65	3.6%
Constant currency same store rent and storage revenues per occupied pallet	$54.32	$51.65	5.2%

Same store warehouse services:
Throughput pallets (in thousands)	6,566	6,798	(3.4)%
Same store warehouse services revenues per throughput pallet	$24.90	$23.39	6.5%
Constant currency same store warehouse services revenues per throughput pallet	$25.39	$23.39	8.6%

Non-same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	71	91	(22.0)%
Average physical pallet positions (in thousands)	91	131	(30.5)%
Occupancy percentage	77.1%	69.3%

Non-same store warehouse services:
Throughput pallets (in thousands)	160	164	(2.4)%

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

Average occupancy at our same stores was 77.0% for the three months ended September 30, 2018, a decrease of 70 bps compared to 77.7% for the three months ended September 30, 2017. This change was primarily the result of a decrease of 1.4% in average occupied pallets, which was driven primarily by a decline in occupied pallets in our Australia operations driven by a decrease in volume, partially offset by an increase in United States average occupied pallets. Additionally, in the third quarter of 2017, we exited a leased facility in New Zealand and partially transferred the storage volume from that facility to other warehouses in that country.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 3.6% period-over-period, primarily driven by a more favorable customer mix, net new business, and improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 5.2% period-over-period largely driven by the strengthening of the U.S. dollar against the Australian dollar and to a lesser extent the strengthening of the U.S. dollar against the Argentinian peso.
Throughput pallets at our same stores were 6.6 million pallets for the three months ended September 30, 2018, a decrease of 3.4% from 6.8 million pallets for the three months ended September 30, 2017. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 6.5% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services. On a constant currency basis, our same store services revenues per throughput pallet increased 8.6% from the three months ended September 30, 2017.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Number of managed sites	12	12	12	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$62,551	$63,017	$60,556	3.3%	4.1%
Third-party managed cost of operations	58,997	59,367	57,345	2.9%	3.5%
Third-party managed segment contribution	$3,554	$3,650	$3,211	10.7%	13.7%

Third-party managed margin	5.7%	5.8%	5.3%	40 bps	50 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $62.6 million for the three months ended September 30, 2018, an increase of $2.0 million, or 3.3%, compared to $60.6 million for the three months ended September 30, 2017. On a constant currency basis, third-party managed revenues were $63.0 million for the three months ended September 30, 2018, an increase of $2.5 million, or 4.1%, from the three months ended September 30, 2017. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia.
Third-party managed cost of operations was $59.0 million for the three months ended September 30, 2018, an increase of $1.7 million, or 2.9%, compared to $57.3 million for the three months ended September 30, 2017. On a constant currency basis, third-party managed cost of operations was $59.4 million for the three months ended September 30, 2018, an increase of $2.0 million, or 3.5%, from the three months ended September 30, 2017. For the three months ended September 30, 2018, third-party managed cost of operations increased due to higher business volume as indicated in revenue when compared to prior periods.
Third-party managed segment contribution (NOI) was $3.6 million for the three months ended September 30, 2018, an increase of $0.3 million, or 10.7%, compared to $3.2 million for the three months ended September 30, 2017. On a constant currency basis, third-party managed segment contribution (NOI) was $3.7 million for the three months ended September 30, 2018, an increase of $0.4 million, or 13.7%, quarter-over-quarter. Improved margins in this segment were primarily driven by increased incentives associated with achieving certain key performance incentive targets.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$40,193	$41,612	$35,688	12.6%	16.6%

Brokered transportation	30,005	31,025	25,471	17.8%	21.8%
Other cost of operations	6,040	6,327	7,126	(15.2)%	(11.2)%
Total transportation cost of operations	36,045	37,352	32,597	10.6%	14.6%
Transportation segment contribution (NOI)	$4,148	$4,260	$3,091	34.2%	37.8%

Transportation margin	10.3%	10.2%	8.7%	160 bps	150 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including multi-vendor consolidation offerings. Transportation revenues were $40.2 million for the three months ended September 30, 2018, an increase of $4.5 million, or 12.6%, compared to $35.7 million for the three months ended September 30, 2017. On a constant currency basis, transportation revenues were $41.6 million for the three months ended September 30, 2018, an increase of $5.9 million, or 16.6%, from the three months ended September 30, 2017. As a result of the initiative discussed, our domestic transportation revenue has experienced year-over-year growth of $5.5 million.
Transportation cost of operations was $36.0 million for the three months ended September 30, 2018, an increase of $3.4 million, or 10.6%, compared to $32.6 million for the three months ended September 30, 2017. On a constant currency basis, transportation cost of operations was $37.4 million for the three months ended September 30, 2018, an increase of $4.8 million, or 14.6%, from the three months ended September 30, 2017. Brokered transportation costs were higher than a year ago primarily as a result of an increase in domestic consolidation programs, higher volume and rates escalation. Additionally, the strategic shift referenced above led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $4.1 million for the three months ended September 30, 2018, an increase of 34.2% as compared to the three months ended September 30, 2017. Transportation segment margin increased 160 basis points from the three months ended September 30, 2017, to 10.3% from 8.7%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. On a constant currency basis, transportation segment contribution was $4.3 million for the three months ended September 30, 2018, an increase of 37.8%, quarter-over-quarter.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change
	2018	2017
	(Dollars in thousands)
Quarry revenues	$2,041	$2,664	(23.4)%
Quarry cost of operations	1,896	2,208	(14.1)%
Quarry segment contribution (NOI)	$145	$456	(68.2)%

Quarry margin	7.1%	17.1%	n/m
n/m: not meaningful
Quarry revenues were $2.0 million for the three months ended September 30, 2018, a decrease of $0.6 million, or 23.4%, compared to $2.7 million for the three months ended September 30, 2017. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $1.9 million for the three months ended September 30, 2018, a decrease of $0.3 million, or 14.1%, compared to $2.2 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, quarry cost of operations decreased due to lower demand from customers as indicated by the decrease in revenue when compared to prior periods.
Quarry segment contribution (NOI) was $0.1 million for the three months ended September 30, 2018, as compared to $0.5 million for the three months ended September 30, 2017, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $28.5 million for the three months ended September 30, 2018, a decrease of $7.9 million, or 21.7%, compared to $36.4 million for the three months ended September 30, 2017. Included in these amounts are business development expenses attributable to our customer on-boarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. During the third quarter of 2017, we recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund for hourly, unionized associates at four of our domestic warehouse facilities. No such charge was recorded during the third quarter of 2018. Additionally, during the third quarter of 2017, we recorded a one-time charge of $2.1 million representing expense to repair a leased facility to restore the site to its original condition prior to the lease expiration. No such charge was recorded during the third quarter of 2018. These decreases were partially offset by a $1.5 million increase in corporate-level selling, general and administrative expenses related to higher stock-based compensation expense incurred in connection with the issuance of long-term incentive equity awards to certain employees. In addition, we hired additional resources within our engineering and human resources functions resulting in additional recurring payroll and bonus expense of $1.3 million in aggregate. Included in corporate-level selling, general and administrative expense for the third quarter of 2018 were also increased professional fees we incurred and will continue to have, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. For the three months ended September 30, 2018 and 2017, corporate-level selling, general and administrative expenses were 7.1% and 9.1%, respectively, of total revenues.
Other Income and Expense
(Loss) Income from Investments in Partially Owned Entities. For the three months ended September 30, 2018, loss from our investments in partially owned entities was $0.4 million, a $0.4 million decrease compared to break even for the three months ended 2017. This change was primarily attributable to our proportionate share of the $0.3 million charge our China JV recorded related to a litigation settlement accrual that is in negotiations and considered probable.
The following table presents other items of income and expense for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Change
	2018	2017	%
Other (expense) income:	(In thousands)
Interest expense	$(22,834)	$(29,218)	(21.8)%
Interest income	877	218	302.3%
Loss on debt extinguishment and modification	—	(386)	n/m
Foreign currency exchange gain (loss)	734	(1,045)	n/m
Other income (expense) - net	96	148	n/m
n/m: not meaningful
Interest expense. Interest expense was $22.8 million for the three months ended September 30, 2018, a decrease of $6.4 million, or 21.8%, compared to $29.2 million for the three months ended September 30, 2017. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility, which had a balance outstanding of approximately $809.0 million during the third quarter of 2017, as compared to a balance outstanding under the 2018 Senior Secured Term Loan A Facility of $475.0 million in the third quarter of 2018.
Interest income. Interest income of $0.9 million for the three months ended September 30, 2018 was substantially higher when compared to the amount reported for three months ended September 30, 2017. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts.
Foreign currency exchange gain (loss). We reported a foreign currency exchange gain of $0.7 million for the three months ended September 30, 2018 as compared to a $1.0 million foreign currency exchange loss for the three months ended September 30, 2017. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the third quarter of 2018 as the U.S. dollar strengthened against the Australian dollar as compared to the three months ended September 30, 2017. In addition, the balance outstanding under this intercompany loan was $12.5 million AUD higher during the third quarter of 2017.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2018 was $2.6 million, which represented a change of $4.3 million from an income tax expense of $1.8 million for the three months ended September 30, 2017. This change was mainly driven by a $3.7 million receivable for certain pre-REIT-conversion amounts that it determined were not subject to limitation, paired with lower earnings reported by our taxable REIT foreign subsidiaries.
Comparison of Results for the Nine Months Ended September 30, 2018 and 2017
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,			Change
	2018 actual	2018 constant currency (1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	381,104	383,648	369,909	3.0%	3.7%
Warehouse services	490,350	492,864	478,155	2.6%	3.1%
Total warehouse segment revenues	$871,454	$876,512	$848,064	2.8%	3.4%

Power	55,665	56,185	55,469	0.4%	1.3%
Other facilities costs (2)	79,305	79,995	77,834	1.9%	2.8%
Labor	382,419	385,091	378,075	1.1%	1.9%
Other services costs (3)	80,022	80,592	82,287	(2.8)%	(2.1)%
Total warehouse segment cost of operations	597,411	601,863	593,665	0.6%	1.4%
Warehouse segment contribution (NOI)	$274,043	$274,649	$254,399	7.7%	8.0%

Warehouse rent and storage contribution (NOI) (4)	$246,134	$247,468	$236,606	4.0%	4.6%
Warehouse services contribution (NOI) (5)	$27,909	$27,181	$17,793	56.9%	52.8%

Total warehouse segment margin	31.4%	31.3%	30.0%	140 bps	130 bps
Rent and storage margin(6)	64.6%	64.5%	64.0%	60 bps	50 bps
Warehouse services margin(7)	5.7%	5.5%	3.7%	200 bps	180 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $10.8 million and $11.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(3)	Includes non-real estate rent expense of $10.3 million and $10.5 million for the nine months ended September 30, 2018 and 2017, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $871.5 million for the nine months ended September 30, 2018, an increase of $23.4 million, or 2.8%, compared to $848.1 million for the nine months ended September 30, 2017. On a constant currency basis, our warehouse segment revenues were $876.5 million for the nine months ended September 30, 2018, an increase of $28.4 million, or 3.4%, period-over-period. These increases were primarily driven by net new business, improvements in our commercial terms and contractual rate escalations, the maturation of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter. Our domestic operations accounted for the majority of the change in customer composition and increase in fixed commitment storage contracts. The foreign currency translation of revenues incurred by our foreign operations had a $5.1 million favorable impact during the nine months ended September 30, 2018.
Warehouse segment cost of operations was $597.4 million for the nine months ended September 30, 2018, an increase of $3.7 million, or 0.6%, compared to $593.7 million for the nine months ended September 30, 2017. On a constant currency basis, our warehouse segment cost of operations was $601.9 million for the nine months ended September 30, 2018, an increase of $8.2 million, or 1.4%, compared to $593.7 million for the nine months ended September 30, 2017. This change was driven primarily by an increase in more labor-intensive warehouse services and higher facility maintenance expense due to the increased volume in revenue, partially offset by lower workers’ compensation expenses reported from our domestic operations.
Warehouse segment contribution (NOI) was $274.0 million for the nine months ended September 30, 2018, an increase of $19.6 million, or 7.7%, compared to $254.4 million for the nine months ended September 30, 2017. On a constant currency basis, warehouse segment contribution was $274.6 million for the nine months ended September 30, 2018, an increase of $20.3 million, or 8.0%, period-over-period. Again, a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations, the maturation of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter combined with operating efficiency gains driven by labor productivity, the leveraging of our fixed expenses and lower workers’ compensation expenses, led to improved contribution margins for our warehouse segment during the nine months ended 2018 compared to the same period in 2017.

Same Store Analysis
We had 137 same stores for the nine months ended September 30, 2018. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$371,892	$374,437	$358,788	3.7%	4.4%
Warehouse services	479,724	482,239	467,394	2.6%	3.2%
Total same store revenues	851,616	856,676	826,182	3.1%	3.7%
Same store cost of operations:
Power	53,863	54,383	52,479	2.6%	3.6%
Other facilities costs	75,277	75,967	72,277	4.2%	5.1%
Labor	373,053	376,161	368,736	1.2%	2.0%
Other services costs	78,167	78,302	79,714	(1.9)%	(1.8)%
Total same store cost of operations	$580,360	$584,813	$573,206	1.2%	2.0%

Same store contribution (NOI)	$271,256	$271,863	$252,976	7.2%	7.5%
Same store rent and storage contribution (NOI)(2)	$242,752	$244,087	$234,032	3.7%	4.3%
Same store services contribution (NOI)(3)	$28,504	$27,776	$18,944	50.5%	46.6%

Total same store margin	31.9%	31.7%	30.6%	130 bps	110 bps
Same store rent and storage margin(4)	65.3%	65.2%	65.2%	10 bps	0 bps
Same store services margin(5)	5.9%	5.8%	4.1%	180 bps	170 bps

Non-same store revenues:
Rent and storage	$9,213	$9,213	$11,121	(17.2)%	(17.2)%
Warehouse services	10,625	10,625	10,761	(1.3)%	(1.3)%
Total non-same store revenues	19,838	19,838	21,882	(9.3)%	(9.3)%
Non-same store cost of operations:
Power	1,802	1,802	2,990	(39.7)%	(39.7)%
Other facilities costs	4,028	4,028	5,557	(27.5)%	(27.5)%
Labor	8,931	8,931	9,259	(3.5)%	(3.5)%
Other services costs	2,290	2,290	2,653	(13.7)%	(13.7)%
Total non-same store cost of operations	$17,051	$17,051	$20,459	(16.7)%	(16.7)%

Non-same store contribution (NOI)	$2,787	$2,787	$1,423	95.9%	95.9%
Non-same store rent and storage contribution (NOI)(2)	$3,383	$3,383	$2,574	31.4%	31.4%
Non-same store services contribution (NOI)(3)	$(596)	$(596)	$(1,151)	48.2%	48.2%

Total warehouse segment revenues	$871,454	$876,514	$848,064	2.8%	3.4%
Total warehouse cost of operations	$597,411	$601,864	$593,665	0.6%	1.4%
Total warehouse segment contribution	$274,043	$274,650	$254,399	7.7%	8.0%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Nine Months Ended September 30,		Change
	2018	2017
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,350	2,388	(1.6)%
Average physical pallet positions (in thousands)	3,083	3,084	0.0%
Occupancy percentage	76.2%	77.5%	-130 bps
Same store rent and storage revenues per occupied pallet	$158.25	$150.23	5.3%
Constant currency same store rent and storage revenues per occupied pallet	$159.34	$150.23	6.1%

Same store warehouse services:
Throughput pallets (in thousands)	19,499	20,189	(3.4)%
Same store warehouse services revenues per throughput pallet	$24.60	$23.15	6.3%
Constant currency same store warehouse services revenues per throughput pallet	$24.73	$23.15	6.8%

Non-same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	72	81	(11.1)%
Average physical pallet positions (in thousands)	113	131	(13.7)%
Occupancy percentage	64.0%	62.3%

Non-same store warehouse services:
Throughput pallets (in thousands)	482	482	—%

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

Average occupancy at our same stores was 76.2% for the nine months ended September 30, 2018, a decrease of 130 bps compared to 77.5% for the nine months ended September 30, 2017. This change was primarily the result of a decrease of 1.6% in average occupied pallets, which was partially attributable to a decline in the number of occupied pallets in our West region of the United States caused by lower average inventory in our “harvest sites” that service some of our largest fruit and vegetables suppliers. In addition, certain other regions of our domestic warehouse segment reported lower storage volume as we continue to focus on profitable growth by optimizing our warehouse network and improving our customer mix. Finally, in the third quarter of 2017, we exited a leased facility in New Zealand and partially transferred the storage volume from that facility to other warehouses in that country.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 5.3% period-over-period, primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was 6.1% period-over-period largely driven by the strengthening of the U.S. dollar against the Argentinian peso.

Throughput pallets at our same stores were 19.5 million for the nine months ended September 30, 2018, a decrease of 3.4% from 20.2 million pallets for the nine months ended September 30, 2017. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 6.3% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services and, in part, a favorable net effect of foreign currency translation as the increase in warehouse services revenues from our foreign operations was greater than the increase from the same revenues stream at our domestic operations. On a constant currency basis, our same store services revenues per throughput pallet increased 6.8% period-over-period.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Number of managed sites	12	12	12
	(Dollars in thousands)
Third-party managed revenues	$192,182	$192,068	$178,561	7.6%	7.6%
Third-party managed cost of operations	180,993	180,919	168,879	7.2%	7.1%
Third-party managed segment contribution	$11,189	$11,149	$9,682	15.6%	15.2%

Third-party managed margin	5.8%	5.8%	5.4%	40 bps	40 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $192.2 million for the nine months ended September 30, 2018, an increase of $13.6 million, or 7.6%, compared to $178.6 million for the nine months ended September 30, 2017. On a constant currency basis, third-party managed revenues were $192.1 million for the nine months ended September 30, 2018, an increase of $13.5 million, or 7.6%, period-over-period. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia.
Third-party managed cost of operations was $181.0 million for the nine months ended September 30, 2018, an increase of $12.1 million, or 7.2%, compared to $168.9 million for the nine months ended September 30, 2017. On a constant currency basis, third-party managed cost of operations was $180.9 million for the nine months ended September 30, 2018, an increase of $12.0 million, or 7.1%, period-over-period. For the nine months ended September 30, 2018, third-party managed cost of operations increased due to higher business volume as indicated in revenue when compared to prior periods.
Third-party managed segment contribution (NOI) was $11.2 million for the nine months ended September 30, 2018, an increase of $1.5 million, or 15.6%, compared to $9.7 million for the nine months ended September 30, 2017. On a constant currency basis, third-party managed segment contribution (NOI) was $11.1 million for the nine months ended September 30, 2018, an increase of $1.5 million, or 15.2%, period-over-period. Improved margins in this segment were primarily driven by increased volume from our largest retail customer in Australia coupled with increased incentives associated with achieving certain key performance incentive targets.

Transportation Segment
The following table presents the operating results of our transportation segment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$117,427	$118,813	$107,665	9.1%	10.4%

Brokered transportation	86,966	88,129	77,091	12.8%	14.3%
Other cost of operations	19,133	19,236	20,841	(8.2)%	(7.7)%
Total transportation cost of operations	106,099	107,365	97,932	8.3%	9.6%
Transportation segment contribution (NOI)	$11,328	$11,448	$9,733	16.4%	17.6%

Transportation margin	9.6%	9.6%	9.0%	60 bps	60 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings. Transportation revenues were $117.4 million for the nine months ended September 30, 2018, an increase of $9.8 million, or 9.1%, compared to $107.7 million for the nine months ended September 30, 2017. On a constant currency basis, transportation revenues were $118.8 million for the nine months ended September 30, 2018, an increase of $11.1 million, or 10.4%, period-over-period. The strategic shift in our transportation segment resulted in higher revenue of $10.4 million on new and incremental business primarily from our domestic operations, which now focus on providing multi-vendor consolidation programs and dedicated transportation services. Our international operations led to a net revenue decrease of $0.6 million primarily from decreased volume in Argentina offset by incremental transportation services in Australia.
Transportation cost of operations was $106.1 million for the nine months ended September 30, 2018, an increase of $8.2 million, or 8.3%, compared to $97.9 million for the nine months ended September 30, 2017. On a constant currency basis, transportation cost of operations was $107.4 million for the nine months ended September 30, 2018, an increase of $9.4 million, or 9.6%, period-over-period. Brokered transportation costs were higher than a year ago primarily as a result of an increase in domestic consolidation programs, higher volume and rates escalation. The strategic shift referenced above led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $11.3 million for the nine months ended September 30, 2018, an increase of 16.4% as compared to the nine months ended September 30, 2017. Transportation segment margin increased 60 bps period-over-period, to 9.6% from 9.0%. On a constant currency basis, transportation segment contribution was $11.4 million for the nine months ended September 30, 2018, an increase of 17.6%, period-over-period.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Change
	2018	2017
	(Dollars in thousands)
Quarry revenues	$6,755	$7,577	(10.8)%
Quarry cost of operations	6,344	7,653	(17.1)%
Quarry segment contribution (NOI) / (loss)	$411	$(76)	640.8%

Quarry margin	6.1%	(1.0)%	n/m
n/m: not meaningful
Quarry revenues were $6.8 million for the nine months ended September 30, 2018, a decrease of $0.8 million or 10.8% compared to $7.6 million for the nine months ended September 30, 2017. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $6.3 million for the nine months ended September 30, 2018, a decrease of $1.3 million, or 17.1%, compared to $7.7 million for the nine months ended September 30, 2017. This decrease was primarily due to the recording of an impairment charge of $2.1 million in the second quarter of 2017. No such impairment charge was recorded year-to-date in 2018. After excluding the prior year impact of this impairment charge, quarry costs of operations were approximately $0.7 million higher period-over-period. For the nine months ended September 30, 2018, the quarry recognized workers’ compensation expense of approximately $0.5 million related to a current realized claim. In addition, less of the limestone byproduct has been capitalized compared to 2017 due to excess supply.
Quarry segment contribution (NOI) was $0.4 million for the nine months ended September 30, 2018, as compared to a loss (NOI) of $0.1 million for the nine months ended September 30, 2017, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $87.9 million for the nine months ended September 30, 2018, an increase of $3.2 million, or 3.8%, compared to $84.7 million for the nine months ended September 30, 2017. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses period-over period was primarily due to higher stock-based compensation expense we incurred for i) the issuance of retention equity awards to certain employees and non-employee directors in connection with the IPO; ii) the issuance of new long-term incentive equity awards to certain employees post-IPO; and iii) the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan. In addition, we have hired additional resources within our business development, engineering, finance, and human resources functions. Included in corporate-level selling, general and administrative expense for the nine months ended September 30, 2018, were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. These increases were partially offset by non-recurring charges recorded during the third quarter of 2017. We recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund for hourly, unionized associates at four of our domestic warehouse facilities. No such charge was recorded during the nine months ended September 30, 2018. Additionally, during the third quarter of 2017, we recorded a one-time charge of $2.1 million representing expense to repair a leased facility to restore the site to its original condition prior to the lease expiration. No such charge was recorded during the nine months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017, corporate-level selling, general and administrative expenses were 7.4% of total revenues.
Impairment of long-lived assets. For the nine months ended September 30, 2018, we recorded an impairment charge of $0.7 million related to a domestic warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers in August 2018. For the nine months ended September 30, 2017, we recorded an impairment charge of $8.8 million as a result of the planned disposal or exit of certain domestic warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. These impaired assets are or were reported under the Warehouse segment, and the related impairment charges are included in the “Impairment of long-lived assets” line item of the condensed consolidated statements of operations for the related periods.
Other Income and Expense
Loss from Investments in Partially Owned Entities. For the nine months ended September 30, 2018, loss from our investments in partially owned entities was $0.3 million, a $1.0 million decrease compared to a loss of $1.3 million for the nine months ended 2017. This change was primarily attributable to a $1.4 million charge our China JV recorded in 2017 to write-off a loan receivable from one of its bankrupt customers.There were no such impairment charges recorded during the nine months ended September 30, 2018. This decrease is partially offset by our proportionate share of the $0.3 million charge our China JV recorded related to a litigation settlement accrual that is in negotiations and considered probable.
Impairment of Investments in Partially Owned Entities. In 2017, we recognized an impairment charge totaling $6.5 million related to our investment in the China JV accounted for under the equity method as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the China JV. The estimated fair value of this investment was determined based on an assessment of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner based on current negotiations. There were no such impairment charges recorded during the nine months ended September 30, 2018.
The following table presents other items of income and expense for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Change
	2018	2017	%
Other (expense) income:	(In thousands)
Interest expense	$(70,258)	$(85,233)	(17.6)%
Interest income	2,610	785	232.5%
Loss on debt extinguishment and modification	(21,385)	(986)	n/m
Foreign currency exchange gain (loss)	2,926	(3,870)	n/m
Other income (expense) - net	184	(1,061)	n/m
n/m: not meaningful

Interest expense. Interest expense was $70.3 million for the nine months ended September 30, 2018, a decrease of $15.0 million, or 17.6%, compared to $85.2 million for the nine months ended September 30, 2017. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility, which had a balance outstanding of approximately $809.0 million as of September 30, 2017. By comparison, our 2018 Senior Secured Term Loan A Facility has a balance of $475.0 million during nine months ended September 30, 2018.
Interest income. Interest income of $2.6 million for the nine months ended September 30, 2018 was 232.5% higher when compared to the amount reported for nine months ended September 30, 2017. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. In addition, during the nine months ended September 30, 2018, we collected higher interest income from delinquent customers as compared to the same period in 2017.
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
Foreign currency exchange gain (loss). We reported a foreign currency exchange gain of $2.9 million for the nine months ended September 30, 2018 as compared to a $3.9 million foreign currency exchange loss for the nine months ended September 30, 2017. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the nine months ended September 30, 2018, as the U.S. dollar strengthened against the Australian dollar as compared to the nine months ended September 30, 2017. In addition, the balance outstanding under this intercompany loan was $5.6 million higher during the nine months ended September 30, 2017.
Other income (expense) - net. In this line item, which represents income or expense outside our operating segments, we reported other income- net, of $0.2 million for the nine months ended September 30, 2018 as compared to a net expense of $1.1 million for the nine months ended September 30, 2017. This change is attributed primarily to higher pension expense in 2017 as a result of lump sum participant settlements.
Income Tax Benefit (Expense)
Income tax benefit for the nine months ended September 30, 2018 was $2.8 million, which represented a change of $6.1 million from an income tax expense of $3.4 million for the nine months ended September 30, 2017. This change was mainly driven by a $3.7 million receivable for certain pre-REIT-conversion amounts that it determined were not subject to limitation, paired with lower earnings reported by our taxable REIT foreign subsidiaries.

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

Reconciliation of Net Earnings (Loss) to NAREIT FFO, Core FFO, and AFFO
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$24,540	$(4,607)	$45,306	$(8,608)
Adjustments:
Real estate related depreciation and depletion	21,903	21,530	65,842	64,437
Net loss (gain) on sale of depreciable real estate	—	83	(8,384)	83
Net gain on asset disposals	(65)	—	(65)	—
Impairment charges on certain real estate assets	—	—	747	8,773
Real estate depreciation on China JV	292	326	804	881
NAREIT Funds from operations	46,670	17,332	104,250	65,566
Less distributions on preferred shares of beneficial interest	—	(7,109)	(1,818)	(21,334)
NAREIT Funds from operations applicable to common shareholders	$46,670	$10,223	$102,432	$44,232
Adjustments:
Net gain on sale of non-real estate assets	(314)	(236)	(849)	(431)
Non-offering related shareholders equity issuance expenses (a)	605	—	1,845	—
Non-recurring public company implementation costs (b)	496	—	658	—
Acquisition, diligence and other pursuit costs	21	—	72	—
Stock-based compensation expense, IPO grants	845	—	2,775	—
Impairment of investments in partially owned entities (c)	—	—	—	6,496
Severance and reduction in workforce costs (d)	73	(18)	11	(18)
Terminated site operations costs (e)	—	2,506	139	2,624
Strategic alternative costs (f)	—	2,621	—	4,366
Loss on debt extinguishment and modification	—	386	21,385	986
Inventory asset impairment	—	—	—	2,108
Foreign currency exchange (gain) loss	(734)	1,045	(2,926)	3,870
Multiemployer pension obligation	—	9,167	—	9,167
Alternative Minimum Tax refund from Tax Cuts & Jobs Act	(3,745)	—	(3,745)	—
Core FFO applicable to common shareholders	$43,917	$25,694	$121,797	$73,400
Adjustments:
Amortization of deferred financing costs and debt discount	1,532	2,203	4,762	6,389
Amortization of below/above market leases	38	38	114	114
Straight-line net rent	(62)	33	(93)	98
Deferred income taxes expense (benefit)	512	(349)	(2,093)	(4,379)
Stock-based compensation expense, excluding IPO grants	1,226	587	5,480	1,760
Non-real estate depreciation and amortization	7,499	7,345	22,019	22,759
Non-real estate depreciation and amortization on China JV	132	156	431	454
Recurring maintenance capital expenditures (g)	(13,377)	(11,619)	(31,323)	(29,991)
Adjusted FFO applicable to common shareholders	$41,417	$24,088	$121,094	$70,604

(a)	Represents one-time costs and professional fees associated with initial and follow-on equity issuances.

(b)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

(c)
Represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expect to receive from the China JV. We did not receive any cash distributions from the China JV since the formation of the joint venture.

(d)	Represents one-time severance from prior management team and reduction in workforce costs associated with exiting or selling non-strategic warehouses.

(e)
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

(f)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.

(g)
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

Reconciliation of Net Earnings (Loss) to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$24,540	$(4,607)	$45,306	$(8,608)
Adjustments:
Depreciation, depletion and amortization	29,403	28,875	87,861	87,196
Interest expense	22,834	29,218	70,258	85,233
Income tax (benefit) expense	(2,551)	1,775	(2,765)	3,355
Gain on disposal of depreciated property	—	—	(8,384)	—
Adjustment to reflect share of EBITDAre of partially owned entities	265	587	1,414	1,783
NAREIT EBITDAre	$74,491	$55,848	$193,690	$168,959
Adjustments:
Severance and reduction in workforce costs	73	(18)	11	(18)
Terminated site operations cost	—	2,506	139	2,624
Non-offering related equity issuance expenses (a)	605	—	1,845	—
Non-recurring public company implementation costs (b)	496	—	658	—
Acquisition, diligence, and other pursuit costs	21	—	72	—
Strategic alternative costs(c)	—	2,621	—	4,366
Loss (income) from investments in partially owned entities	437	(9)	324	1,342
Non-recurring impairment of investments in partially owned entities (d)	—	—	—	6,496
Impairment of inventory and long-lived assets	—	—	747	10,881
(Gain) loss on foreign currency exchange	(734)	1,045	(2,926)	3,870
Stock-based compensation expense	2,070	587	8,255	1,760
Loss on debt extinguishment and modification	—	386	21,385	986
Gain on other asset disposals	(379)	(171)	(687)	(215)
Reduction In EBITDAre from partially owned entities	(265)	(587)	(1,414)	(1,783)
Multiemployer pension obligation	—	9,167	—	9,167
Core EBITDA	$76,815	$71,375	$222,099	$208,435

(a)	Represents one-time costs and professional fees associated with initial and follow-on equity issuances.

(b)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

(c)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.

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

REIT Qualification
To maintain our qualification as a REIT, we must make distributions to our common shareholders aggregating annually at least 90% of our REIT taxable income excluding capital gains. While historically we have satisfied this requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of other property, including, in limited circumstances, our own common shares. Cash flows from our operations, which are included in net cash provided by operating activities in our consolidated statements of cash flows, were sufficient to cover distributions on our common shares and our then outstanding preferred shares for the three and nine months ended September 30, 2018 and 2017.
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
Our bad debt expense was $0.6 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively and $1.0 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we maintained bad debt allowances of approximately $5.7 million, which we believed to be adequate.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of September 30, 2018 and December 31, 2017.

	Stated maturity date	Contractual interest rate (4) (5)	Effective interest rate (6) as of September 30, 2018	September 30, 2018	December 31, 2017
2010 Mortgage Loans cross-collateralized and cross-defaulted by 46 warehouses:				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$43,879	$56,941
Component A-2-FX	1/2021	4.96%	5.38%	150,334	150,334
Component A-2-FL (1)	1/2021	L+1.51%	4.09%	48,654	48,654
Component B	1/2021	6.04%	6.48%	60,000	60,000
Component C	1/2021	6.82%	7.28%	62,400	62,400
Component D	1/2021	7.45%	7.92%	82,600	82,600
2013 Mortgage Loans cross-collateralized and cross-defaulted by 15 warehouses:
Senior note	5/2023	3.81%	4.14%	189,551	194,223
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
ANZ Term Loans secured by mortgages in properties owned by relevant subsidiaries:
Australia Term Loan (2), (4)	6/2020	BBSY+1.40%	4.70%	146,953	158,645
New Zealand Term Loan (3), (4)	6/2020	BKBM+1.40%	5.26%	29,198	31,240
2018 Senior Secured Term A Facility (4) secured by stock pledge in qualified subsidiaries	1/2023	L+2.35%	5.16%	475,000	—
2015 Senior Secured Term Loan B Facility (4)	12/2022	L+3.75%	n/a	—	806,918
Total principal amount of mortgage notes and term loans				1,390,569	1,753,955
Less deferred financing costs				(13,278)	(25,712)
Less debt discount				(293)	(6,285)
Total mortgage notes and term loans, net of deferred financing costs and debt discount				$1,376,998	$1,721,958

2018 Senior Secured Revolving Credit Facility secured by stock pledge in qualified subsidiaries (4) , (5)	1/2021	L+2.35%	n/a	$—	$—
Construction Loan:
Warehouse Clearfield, UT secured by mortgage (4)	2/2019	L+ 3.25%	5.18%	$—	$19,671
Less deferred financing costs				—	(179)
				$—	$19,492

(1)
Component A-2-FL of the 2010 Mortgage Loans has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The variable interest rate at September 30, 2018 was 3.64% per annum.

(2)
As of September 30, 2018, the outstanding balance was AUD$203.0 million and the variable interest rate was 3.32% per annum (1.92% BBSY plus 1.40% margin) of which 75% is fixed via an interest rate swap at 4.06% per annum (2.66% BBSY plus 1.40% margin).

(3)
As of September 30, 2018, the outstanding balance was NZD$44.0 million and the variable interest rate was 3.26% per annum (1.86% BKBM plus 1.40% margin), of which 75% is fixed via an interest rate swap at 4.93% per annum (3.53% BKBM plus 1.40% margin).

(4)	References in this table to L are references to one-month LIBOR and references to BBSY and BKBM are to Australian Bank Bill Swap Bid Rate and New Zealand Bank Bill Reference Rate, respectively.

(5)	Unused line, letter of credit and financing fees increase the stated interest rate.

(6)
The effective interest rate includes effects of amortization of the deferred financing costs and debt discount. The weighted average effective interest rate for total debt was 5.53% and 5.68% as of September 30, 2018 and December 31, 2017, respectively.

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
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, at issuance we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility for certain outstanding letters of credit.
During the second quarter of 2018, due to a stronger leverage ratio, which reflects an improvement of our credit profile, the applicable margin in the case of LIBOR-based loans was reduced to 2.35% from 2.50%.
During the third quarter, we reduced our application of the Senior Secured Revolving Credit Facility to backstop letters of credit from $33.6 million to $32.7 million.
Our operating partnership is the borrower under our 2018 Senior Secured Credit Facilities, which are guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $450.0 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At September 30, 2018, the gross value of our assets included in the covenants calculations was in excess of $1.8 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.1 billion.
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
Our 2018 Senior Secured Credit Facilities are fully recourse to our operating partnership. As of September 30, 2018, the Company was in compliance with all debt covenants.
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
2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322.0 million, which we refer to as the 2013 Mortgage Loans. The debt consists of a senior debt note and two mezzanine notes. The components are cross-collateralized and cross-defaulted. The senior debt note requires monthly principal payments. The mezzanine notes require no principal payments until the stated maturity date in May 2023. The interest rates on the notes are fixed and range from 3.81% to 11.50% per annum. The senior debt note and the two mezzanine notes remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance certain of the 2006 Mortgage Loans, acquire two warehouses, and fund general corporate purposes.
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of September 30, 2018, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.9 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of September 30, 2018 was 1.71x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt includes six separate components, which are comprised of independent classes of certificates and seniority. The components are cross-collateralized and cross-defaulted. No principal payments are required on five of the six components until the stated maturity date in January 2021, and one component requires monthly principal payments of $1.4 million. Interest is payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components are fixed, and range from 3.86% to 7.45% per annum. One component has a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintain an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. The fair value of the interest rate cap was nominal at September 30, 2018. The floating rate interest component is pre-payable anytime without penalty; however, the fixed rate components remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general corporate purposes.
The 2010 Mortgage Loans were initially collateralized by 53 warehouses. In November 2014, we sold one of the warehouses collateralizing the 2010 Mortgage Loans for $9.5 million, and $6.0 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2015, we sold three warehouses for $9.4 million, and $6.1 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2017, we used a portion of the net proceeds from incremental borrowings under our Existing Senior Secured Term Loan B Facility to pay down $26.2 million of the 2010 Mortgage Loans. As a result, two warehouses were transferred from the collateral base of the 2010 Mortgage Loans to the Existing Senior Secured Revolving Credit Facility borrowing base, and one was released and positioned for sale. The terms governing the 2010 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of September 30, 2018, the amount of restricted cash associated with the 2010 Mortgage Loans was $15.3 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.50x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of September 30, 2018 was 3.1x. The 2010 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

Pending Financing Transactions
On November 7, 2018, the Company and the Operating Partnership entered into a loan commitment and an escrow agreement providing for a recast of the 2018 Senior Secured Credit Facilities to, among other things, (i) increase the 2018 Senior Secured Revolving Credit Facility from $450 million to $800 million, (ii) convert the 2018 Senior Secured Credit Facilities from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins. The release from escrow and closing of the recast 2018 Senior Secured Credit Facilities is expected to occur during the fourth quarter of 2018, subject to closing of the debt private placement transaction mentioned below.
On November 6, 2018, the Operating Partnership priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% and a term of seven years and (ii) $400 million senior unsecured notes with a coupon of 4.86% and a term of ten years. The notes will be general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and the subsidiaries of the Company. The Company expects to apply a portion of the proceeds of the private placement transaction to complete the defeasance of the 2010 CMBS Financing. The outstanding principal amount of the 2010 CMBS Financing is $448 million as of September 30, 2018. The Company expects to incur approximately $17.0 million to $19.0 million of defeasance costs and a write-off of unamortized deferred financing costs of approximately $3.4 million.
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
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per cubic foot amounts)
Real estate	$11,858	$9,755	$27,172	$25,269
Personal property	583	781	1,702	1,359
Information technology	936	1,084	2,449	3,363
Total recurring maintenance capital expenditures	$13,377	$11,620	$31,323	$29,991

Total recurring maintenance capital expenditures per cubic foot	$0.014	$0.012	$0.034	$0.031

Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per cubic foot amounts)
Real estate	$4,931	$5,417	$15,099	$16,298
Personal property	8,179	8,189	23,981	22,918
Total repair and maintenance expenses	$13,110	$13,606	$39,080	$39,216

Repair and maintenance expenses per cubic foot	$0.014	$0.015	$0.042	$0.041
Growth and Expansion Capital Expenditures
Growth and expansion capital expenditures are capitalized investments made to support both our customers and, our warehouse expansion and development initiatives. It also includes investments in enhancing our information technology platform. Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions, acquisitions of reusable incremental material handling equipment, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, rapid-close doors and alternative-power generation technologies. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality.
The decrease in expenditures can be attributed to the reduction in construction activity and acquisition when comparing period over period. The reduction in construction activity is primarily due to three buildings being constructed in 2017 compared to the two buildings in 2018. In 2017, Clearfield, Middleboro and Rochelle were under construction and at the end of Q3 2017, Clearfield was placed into service and spending was ceased. In 2018, only Middleboro and Rochelle are under construction with Middleboro announcing its grand opening in August 2018. The purchase of our building in San Antonio in 2017 contributed to the decrease in expenditures while in 2018 no acquisition has been made.

The following table sets forth our growth and expansion capital expenditures for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Expansion and development initiatives	$16,970	$24,012	$56,345	$70,851
Information technology	995	1,852	2,548	4,715
Total growth and expansion capital expenditures	$17,965	$25,864	$58,893	$75,566

Historical Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$125,160	$127,130
Net cash used in investing activities	$(77,594)	$(97,672)
Net cash provided by financing activities	$149,906	$9,944
Operating Activities
For the nine months ended September 30, 2018, our net cash provided by operating activities was $125.2 million, a decrease of $2.0 million, or 1.5%, compared to $127.1 million for the nine months ended September 30, 2017. This change is mainly attributable to an unfavorable change in working capital. The decrease in working capital is offset by an 8.5% increase in our operating segments contribution and $14.1 million less cash paid for interest during the nine months ended September 30, 2018, with $65.2 million interest paid for the nine months ended September 30, 2018 compared to $79.3 million paid for the nine months ended September 30, 2017.
Investing Activities

Our net cash used in investing activities was $77.6 million for the nine months ended September 30, 2018 compared to $97.7 million for the nine months ended September 30, 2017. Additions to property, plant, and equipment of $96.1 million accounted for the use of cash in investing activities and included outlays mainly associated with the expansion of our warehouse facilities in Rochelle and Middleboro in the United States. Net proceeds of $18.5 million were primarily from the sale of a domestic warehouse facility, which partially offset the additions to property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $149.9 million for the nine months ended September 30, 2018 compared to $9.9 million for the nine months ended September 30, 2017. Cash provided by financing activities for the current period primarily consisted of $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, $493.6 million net proceeds from the IPO, $93.4 million in proceeds from the follow-on public offering, and $9.9 million in proceeds from stock options exercised. These cash inflows were partially offset by $806.9 million paid to extinguish our Senior Secured Term Loan B facility, $50.0 million prepayment on our Senior Secured Term Loan A Facility, $38.5 million of repayments on mortgage notes, $9.4 million of repayments on lease obligations, $7.3 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, $11.2 million paid for tax withholdings remitted to authorities related to stock options exercised,and $50.5 million of quarterly dividend distributions and stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.
Contractual Obligations
     The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage and term loans	$1,390,569	$24,638	$626,725	$739,206	$—
Interest on mortgage and term loans (1)	253,331	74,625	160,791	17,915	—
Sale leaseback financing obligations, including interest (2)	224,226	16,764	34,306	35,374	137,782
Capital lease obligations, including interest	58,062	12,553	11,401	10,239	23,869
Operating leases	88,554	28,427	34,150	10,268	15,709
Total (3) (4)	$2,014,742	$157,007	$867,373	$813,002	$177,360

(1)
Interest payable is based on interest rates in effect at September 30, 2018. Amounts include variable-rate interest payments, which are calculated utilizing the applicable interest rates as of September 30, 2018.

(2)	Sale leaseback financing obligations are subject to multiple expiration dates and bear interest rates that vary from 7.0% to 19.6%.

(3)	The table also excludes $1.9 million aggregate fair value as of September 30, 2018 of two interest rate swap agreements expiring in June 2020.

(4)
The table above excludes $0.4 million of estimated tax exposures, including interest and penalties, related to positions taken on U.S. federal and state income tax returns for our TRSs as of September 30, 2018 .

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of September 30, 2018, we had $567.7 million of outstanding variable-rate debt. Approximately $523.7 million of this debt consisted of certain mortgage notes and our Senior Secured Term Loan A Facility bearing interest at one-month LIBOR plus a margin ranging from 1.51% to 2.35% and, in the case of the certain mortgage notes subject to a 1.0% LIBOR floor. The majority of the remaining variable rate debt is related to our Australian and New Zealand entities and bears interest at variable rates determined by reference to the Australian Bank Bill Swap Bid Rate (BBSY) and the New Zealand Bank Bill Reference Rate (BKBM), respectively, plus, in each case, 1.4%. At September 30, 2018, one-month LIBOR was at approximately 2.24%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $5.7 million. A 100 basis point decrease in market interest rates would also result in a $5.7 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
During the second quarter of 2018, the International Practices Task Force declared Argentina a hyperinflationary economy. A hyperinflationary economy has cumulative inflation of approximately 100% or more over a 3-year period. Reporting entities with operations in Argentina are required to account for highly inflationary operations no later than July 1, 2018. Under highly inflationary accounting, Argentina’s functional currency became the Australian dollar, the reporting and functional currency of the immediate parent company of the Argentina entity, and its income statement and balance sheet have been measured in Australian dollars using both current and historical rates of exchange prior to translation into U.S. dollars in consolidation. The impact of the change in functional currency to Australian dollars resulted in a remeasurement of historical earnings reflected in retained earnings, which was previously measured at the average Argentinian peso to USD exchange rates applicable to the period, and a related decrease to Accumulated Other Comprehensive Loss. This activity is reflected within 'Other' on the Statement of Shareholders’ Equity for the nine months ended September 30, 2018. After the initial measurement process described previously, the effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Foreign currency exchange gain (loss) and was not material. As of September 30, 2018, the net monetary assets of the Argentina subsidiary were immaterial. Additionally, the operating income of the Argentina subsidiary was less than 3.0 percent of our consolidated operating income for the three and nine months ended September 30, 2018 and 2017.
As it relates to the currency of countries other than Argentina where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2018 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2017, is hereby incorporated by reference in this Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
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

AMERICOLD REALTY TRUST
(Registrant)

Date:	November 14, 2018	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)