Form 10-K
period 2018-12-31
AMERICOLD REALTY TRUST
filed 2019-02-26
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-34723 (Americold Realty Trust)
AMERICOLD REALTY TRUST
AMERICOLD REALTY OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Americold Realty Trust)	93-0295215
Delaware (Americold Realty Operating Partnership, L.P.)	01-0958815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

10 Glenlake Parkway, Suite 600, South Tower
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

(678) 441-1400
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Americold Realty Trust	Common Shares of Beneficial Interest, $0.01 par value	New York Stock Exchange
Americold Realty Operating Partnership, L.P.	None	None
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Americold Realty Trust	Yes ☒	No ☐	Americold Realty Operating Partnership, L.P.	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Americold Realty Trust	Yes ☐	No ☒	Americold Realty Operating Partnership, L.P.	Yes ☒	No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Americold Realty Trust	Yes ☒	No ☐	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files).

Americold Realty Trust	Yes ☒	No ☐	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Americold Realty Trust			Americold Realty Operating Partnership, L.P.
☐ Large accelerated filer	☐ Accelerated filer		☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company		☒ Non-accelerated filer	☐ Smaller reporting company
	☐ Emerging growth company		☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Americold Realty Trust	Yes ☐	No ☐	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Americold Realty Trust	Yes ☐	No ☒	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☒

As of June 30, 2018, the aggregate market value of the voting common shares owned by non-affiliates of Americold Realty Trust was $1,418,030,352, computed by reference to the closing price of the common shares of Americold Realty Trust on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater shareholders as of June 30, 2018. The identification of 10% or greater shareholders is based on Schedule 13G and amended 13G reports publicly filed before June 30, 2018. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of Americold Realty Trust's common shares outstanding at February 22, 2019, was approximately 148,794,090.

There is no public trading market for the partnership units of Americold Realty Operating Partnership, L.P. As a result, the aggregate market value of the partnership units held by non-affiliates of Americold Realty Operating Partnership, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust’s Proxy Statement for its 2019 Annual Meeting of Shareholders, which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Americold Realty Trust and Americold Realty Operating Partnership, L.P. As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” “our Company” and “the Company” refer to Americold Realty Trust, a Maryland real estate investment trust, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our operating partnership” or “the operating partnership.”

The operating partnership is voluntarily co-filing its annual report with the Company because the operating partnership anticipates that it may register one or more classes of securities in the future and will thus become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of December 31, 2018 and for each of the years ended December 31, 2018, 2017 and 2016, the sole general partner, Americold Realty Trust, held 99% of the partnership units of our operating partnership, and the limited partner, Americold Realty Operations, Inc., a wholly-owned subsidiary of Americold Realty Trust, held 1% of the partnership units of our operating partnership.

We believe combining the annual reports on Form 10-K of Americold Realty Trust and Americold Realty Operating Partnership, L.P., into this single report results in the following benefits:

–	enhancing investors’ understanding of our Company and our operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

–
eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both our Company and our operating partnership; and

–	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

There are a few differences between our Company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust is a real estate investment trust, or REIT, whose only material asset is its ownership of partnership interests of Americold Realty Operating Partnership, L.P. As a result, Americold Realty Trust does not conduct business itself, other than acting as the sole general and indirect limited partner of Americold Realty Operating Partnership, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries. Americold Realty Trust itself does not issue any indebtedness but guarantees certain of the debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries and affiliates, as disclosed in this report. Americold Realty Operating Partnership, L.P. holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. Americold Realty Operating Partnership, L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to Americold Realty Operating Partnership, L.P. in exchange for partnership units, Americold Realty Operating Partnership, L.P. generates the capital required by the Company’s business through Americold Realty Operating Partnership L.P.’s operations, or by Americold Realty Operating Partnership L.P.’s direct or indirect incurrence of indebtedness.

To help investors understand the significant differences between our Company and our operating partnership, this report presents the following separate sections for each of our Company and our operating partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Debt of the Company and Debt of the Operating Partnership;

◦	Partners' Capital; and

◦	Selected Quarterly Financial Information

•	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Selected Financial Data; and

•	Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.
This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the operating partnership in order to establish that the Chief Executive Officer and Chief Financial Officer of each entity has made the requisite certification and that the Company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Exchange Act and 18 U.S.C. §1350.

In order to highlight the differences between the Company and the operating partnership, the separate sections in this report for the Company and the operating partnership specifically refer to the Company and the operating partnership. In the sections that combine disclosure of the Company and the operating partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the operating partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company operates the business through the operating partnership.

As general and limited partner with control of the operating partnership, Americold Realty Trust consolidates the operating partnership for financial reporting purposes, and it does not have significant assets other than its investment in the operating partnership. Therefore, the assets and liabilities of Americold Realty Trust and Americold Realty Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of Americold Realty Trust and Americold Realty Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

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

CAUTIONARY STATEMENT REGADING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•	adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;

•	general economic conditions;

•	risks associated with the ownership of real estate and temperature-controlled warehouses in particular;

•	defaults or non-renewals of contracts with customers;

•	potential bankruptcy or insolvency of our customers;

•	uncertainty of revenues, given the nature of our customer contracts;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	risks related to, or restrictions contained in, our debt financing;

•	decreased storage rates or increased vacancy rates;

•	risks related to current and potential international operations and properties;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	our operating partnership’s failure to qualify as a partnership for federal income tax purposes;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	losses in excess of our insurance coverage;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	changes in foreign currency exchange rates; and

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Annual Report on Form 10-K, including under Part I, Item 1A, Risk Factors. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Annual Report on Form 10-K include, among others, statements about our expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

ITEM 1. Business
The Company
    We are the world’s largest owner and operator of temperature-controlled warehouses. We are the only publicly traded REIT focused on the temperature-controlled warehouse industry. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2018, we operated a global network of 155 temperature-controlled warehouses encompassing 918.7 million cubic feet, with 137 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We view and manage our business through three primary business segments: warehouse, third-party managed and transportation. In addition, we hold a minority interest in a joint venture through our operating partnership, as described in Note 3 of our consolidated financial statements included in this Annual Report on Form 10-K, which owns or operates 12 temperature-controlled warehouses located in the People's Republic of China (or the China JV).
We consider our temperature-controlled warehouses to be “mission-critical” real estate in the markets we serve from “farm to fork” and an integral component of the temperature-controlled food infrastructure supply chain, which we refer to as the “cold chain.” The cold chain is vital for maintaining the quality of food producers’, distributors’, retailers’ and e-tailers’ temperature-sensitive products, protecting brand reputation and ensuring consumer safety and satisfaction. Our customers depend upon the location, high-quality, integration and scale of our portfolio to ensure the integrity and efficient distribution of their products. Many of our warehouses are located in key logistics corridors in the countries in which we operate, including strategically critical U.S. and international metropolitan statistical areas, or MSAs, while others are connected or immediately adjacent to customers’ production facilities. We believe our strategic locations and the extensive geographic presence of our integrated warehouse network are fundamental to our customers’ ability to optimize their distribution networks while reducing their capital expenditures, operating costs and supply-chain risks. Many of the warehouses in our real estate portfolio have been modernized to reduce our power costs and increase their competitive position through reliable temperature-control systems and processes.
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
Initial Public Offering
On January 23, 2018, we completed an initial public offering of our common shares, or IPO, in which we issued and sold 33,350,000 of our common shares, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares. The offering generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. For more information on the IPO, please refer to Note 1 of our consolidated financial statements included in this Annual Report on Form 10-K.
Follow-On Offering
On September 18, 2018, we completed a follow-on public offering of 4,000,000 of our common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to us after deducting the underwriting discount and estimated offering expenses payable by us, and an additional 6,000,000 common shares that are subject to a forward sale agreement to be settled within one year. We did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreement that were sold by the forward purchaser or its affiliate. As of December 31, 2018, we have not settled any portion of the forward sale agreement. In connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa), sold 16.5 million common shares, affiliates of The Goldman Sachs Group, Inc. (the GS entities) sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
Our Information
Our principal executive office is located at 10 Glenlake Parkway, South Tower, Suite 600, Atlanta, Georgia 30328, and our telephone number is (678) 441-1400. Our website address is www.americold.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission, or the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statement and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, all reports we file with the SEC are available via EDGAR through the SEC website at www.sec.gov. Copies of our annual report will be made available, free of charge, on written request.
BUSINESS STRATEGY AND OPERATING SEGMENTS
We were formed as a Maryland REIT on December 27, 2002. Our operating partnership was formed as a Delaware limited partnership on April 5, 2010. Our operations are conducted through our operating partnership and its subsidiaries.
Our primary business objective is to increase shareholder value by serving our customers, growing our market share, enhancing our operating and financial results and increasing cash flows from operations. We also believe that our ability to execute on our business and growth strategies will enhance the overall value of our real estate. The strategies we intend to execute to achieve these objectives include the following:
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
Focused and Disciplined Strategy to Expand Our Portfolio of Temperature-Controlled Warehouses
We believe our operating systems, scalable information technology platform and economies of scale provide us with a significant advantage over our competitors with respect to expansion, development and acquisition opportunities. Becoming the first publicly traded REIT focused on the temperature-controlled warehouse industry has given us greater access to the capital markets than our competitors, which we believe will allow us to strategically enter new locations, fill gaps in existing distribution networks and effectively compete for expansion, development and acquisition opportunities.
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

Investments in Our Warehouses
We employ a strategic investment approach to maintain a high-quality portfolio of temperature-controlled warehouses to ensure that our warehouses meet the “mission-critical” role they serve in the cold chain. We have successfully modernized many of our warehouses to reduce our power costs and increase their competitive position through reliable temperature-control systems that can implement distinct temperature zones within the same warehouse. In addition, we use LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third-party efficiency reviews and real-time monitoring of energy consumption, high speed doors and alternative-power generation technologies to improve the energy efficiency of our warehouses. We believe that our warehouses are well-maintained and in good operating condition.
Our Business Segments
We view and manage our business through three primary business segments—warehouse, third-party managed and transportation.
Our core business is our warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. In our warehouse segment, we collect rent and storage fees from customers to store their frozen and perishable food and other products within our real estate portfolio. We also provide our customers with handling and other warehouse services related to the products stored in our buildings that are designed to optimize their movement through the cold chain, such as the placement of food products for storage and preservation, the retrieval of products from storage upon customer request, case-picking, blast freezing, kitting and repackaging and other recurring handling services. We refer to these handling and other services as our value-added services.
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

Customers
Our global footprint enables us to efficiently serve approximately 2,400 customers consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 33 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment have been steady over the last three years, representing 63%, 61% and 61% of our total warehouse segment revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Each of these 25 largest customers has been in our network for the entirety of these periods.
The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2018:

				Network Utilization
	% of Warehouse Revenue (1)	# of Sites	Credit Rating (Moody’s/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	9.1%	10	Baa2/BBB	✓	✓	✓	✓	✓	✓
Producer	6.5%	26	NR/NR	✓	✓	✓	✓	✓
Producer	4.8%	20	Baa3/BBB	✓	✓	✓		✓	✓
Producer	4.8%	20	Baa3/BBB-	✓	✓	✓		✓	✓
Producer	3.9%	35	Baa2/BBB	✓	✓	✓		✓	✓
Producer	3.5%	16	Ba1/BB	✓	✓	✓	✓	✓	✓
Retailer	3.1%	3	NR/NR	✓	✓	✓	✓	✓
Producer	2.5%	15	Ba1/BBB-	✓	✓	✓		✓	✓
Producer	2.4%	4	NR/NR	✓	✓	✓		✓	✓
Retailer	2.3%	2	NR/BBB+	✓	✓	✓		✓	✓
Producer	2.1%	27	Ba3/BB-	✓		✓	✓	✓
Producer	1.9%	5	Baa1/BBB+	✓	✓			✓
Producer	1.8%	6	A1/A+	✓	✓	✓		✓	✓
Retailer	1.7%	4	NR/NR	✓		✓	✓	✓
Retailer	1.5%	10	Aa2/AA	✓	✓	✓	✓	✓	✓
Producer	1.5%	10	NR/NR	✓	✓	✓	✓	✓	✓
Producer	1.4%	9	NR/NR	✓		✓	✓	✓	✓
Producer	1.4%	22	NR/NR	✓			✓	✓
Producer	1.3%	7	Baa2/BBB	✓	✓	✓	✓	✓	✓
Producer	0.9%	19	NR/BBB-	✓	✓	✓		✓	✓
Producer	0.9%	21	Aa2/AA-	✓		✓		✓	✓
Retailer	0.9%	4	B3/B	✓	✓			✓	✓
Retailer	0.8%	9	NR/NR	✓				✓	✓
Retailer	0.8%	6	NR/NR	✓		✓		✓
Retailer	0.7%	6	Baa1/BBB	✓		✓		✓
Total	62.5%

(1)	Based on warehouse revenues for the last twelve months ended December 31, 2018.

(2)	Represents long-term issuer ratings as published in January 2019.

(3)	A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2018.

Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. On a portfolio-wide basis, physical occupancy rates and warehouse revenues are generally the lowest during May and June. Physical occupancy rates and warehouse revenues typically exhibit a gradual increase thereafter as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. In each year since 2015, we have generated higher than average revenues and our warehouses have experienced the highest occupancy levels in October or November. The involvement of our customers in a cross-section of the food industry mitigates, in part, the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Our southern hemisphere operations in Australia, New Zealand and Argentina also help balance the impact of seasonality in our global operations, as their growing and harvesting cycles are complementary to North America. Each of our warehouses sets its own operating hours based on demand, which is heavily driven by growing seasons and seasonal consumer demand for certain products.
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
United States
Outside the five largest owners of temperature-controlled warehouses, the United States temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage Logistics, LLC, Preferred Freezer Services, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), AGRO Merchants Group, Interstate Warehousing, Cloverleaf Cold Storage, NewCold, and Henningsen Cold Storage Co, in addition to numerous other local, regional and national temperature-controlled warehouse owners and operators.
Australia
Our main competitors in Australia include Emergent, A.B. Oxford, Montagues (acquired by Emergent Cold during February 2019) and NewCold, which operate warehouses and service many of the Australian markets. Generally, our other competitors operate in only one region and do not compete in the retail market that comprises the majority of our revenues.

New Zealand
Our main competitors in New Zealand are PolarCold Stores and Halls Transport. Polar Cold operates an estimated seven warehouses and is the largest public warehouse operator in New Zealand. Polarcold Stores specializes in bulk storage and focuses on the commodity market with warehouses located near New Zealand’s ports. Halls Transport is primarily a transporter that also operates a network of 3 warehouses. Generally, our other competitors also service the commodity market and operate in only one region.
Argentina
We have several competitors in the Buenos Aires market, which in the past tended to be smaller single-site operations or fragmented networks. While we are aware some operators are considering consolidating public warehouse facilities in Argentina, the greatest sources of competition in Argentina are the disproportionate number of producers (compared to the United States) that continue to in-source their temperature-controlled storage needs.
Employees
As of December 31, 2018, worldwide we employed approximately 11,000 people, approximately 56% of which were represented by various local labor unions and associations, and 84 of our 155 warehouses have unionized associates that are governed by 69 different collective bargaining agreements. We are currently in negotiations for five new agreements. Since January 1, 2016, we have successfully negotiated 55 collective bargaining agreements without any work stoppages. As of December 31, 2018, we have completed collective bargaining for an additional three agreement renewals and are awaiting ratification votes. Additionally, we have one agreement that has expired and the Company and union are operating under the expired agreement while continuing negotiations.
During 2019, we will engage in negotiations for an additional 12 agreements covering all or parts of 29 operating locations worldwide. We do not anticipate any workplace disruptions during this renewal process.
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
The Food Safety Modernization Act, or FSMA significantly expanded the FDA’s authority over food safety, providing the FDA with new tools to proactively ensure the safety of the entire food system, including new hazard analysis and preventive controls requirements, food safety planning, requirements for sanitary transportation of food, and increased inspections and mandatory food recalls under certain circumstances. The most significant rule under the FSMA which impacts our business is the Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food rule. This rule requires a food facility to establish a food safety system that includes an analysis of hazards and the implementation of risk-based preventive controls, among other steps. This is in addition to requirements that we satisfy existing Good Manufacturing Practices with respect to the holding of foods, as set forth in FDA regulations. The USDA also grants to some of our warehouses “ID status,” which entitles us to handle products of the USDA. As a result of the regulatory framework from the FDA, the USDA and other local regulatory requirements, we subject our warehouses to periodic food safety audits which are for the most part carried out by ASI Food Safety Consultants, a third-party provider of such audits. In addition to meeting any applicable food safety, food facility registration and record-keeping requirements, our customers often require us to perform food safety audits.
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

ITEM 1A. Risk Factors

    Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common shares could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Cautionary Statement Regarding Forward-Looking Statements."
Risks Related to our Business and Operations
Our investments are concentrated in the temperature-controlled warehouse industry, and our business would be materially and adversely affected by an economic downturn in that industry or the markets for our customers' products.
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
Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 45.6% of our owned or leased warehouses are located in the states of Georgia, Pennsylvania, California, Wisconsin, Texas, and Washington with approximately 10.5% in Georgia, 7.8% in California, 8.3% in Pennsylvania, 6.9% in Texas, 6.5% in Wisconsin, and 5.5% in Washington (in each case, on a refrigerated cubic-foot basis based on information as of December 31, 2018). We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Local conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.
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
In addition, we have grown rapidly over prior years, including by expanding our internal resources, making acquisitions, and entering new markets. Our growth will place a strain on our management, operational, financial and information systems, and procedures and controls to expand, train and control our employee base. Our need for working capital will increase as our operations grow. We can provide no assurance that we will be able to adapt our portfolio management, administrative, accounting, information technology and operational systems to support any growth we may experience. Failure to oversee our current portfolio of properties and manage our growth effectively, or to obtain necessary working capital and funds for capital improvements, could have a material adverse effect on our business, results of operations, cash flow, financial condition and stock price.
A portion of our future growth depends upon acquisitions and we may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
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

•
we may face opposition from governmental authorities or third parties alleging that potential acquisition transactions are anti-competitive, and as a result, we may have to spend a significant amount of time and expense to respond to related inquiries, or governmental authorities may prohibit the transaction or impose terms or conditions that are unacceptable to us;

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
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations. In recent years, our competitors, including Lineage Logistics, LLC, Preferred Freezer Services, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), AGRO Merchants Group, Interstate Warehousing, Cloverleaf Cold Storage, NewCold, Emergent, A.B. Oxford and Polarcold Stores have added, through construction and development, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.
We may be unable to successfully expand our operations into new markets.
If the opportunity arises, we may acquire or develop properties in new markets. In particular, we have determined to strategically grow our warehouse portfolio in attractive international markets. In addition to the risks described above under “—A portion of our future growth depends upon acquisitions and we may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect” and “—We are exposed to risks associated with expansion and development, which could result in disappointing returns and unforeseen costs and liabilities,” the acquisition or development of properties in new markets will subject us to the risks associated with a lack of understanding of the related economy and unfamiliarity with government and permitting procedures. We will also not possess the same level of familiarity with the dynamics and market conditions of any new market that we may enter, which could adversely affect our ability to successfully expand and operate in such market. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding and operating in new, high-growth markets, it could have a material adverse effect on us.
We depend on certain customers for a substantial amount of our warehouse segment revenues.
During the year ended December 31, 2018 and 2017, our 25 largest customers in our warehouse segment contributed approximately 63% and 61%, respectively, of our warehouse segment revenues. As of December 31, 2018, we had one customer that accounted for 9.1% of our warehouse segment revenues and 10 customers that each accounted for at least 2% of our warehouse segment revenues. In addition, as of December 31, 2018, 39 of our warehouses were predominantly single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. While we have contracts with stated terms with certain of our customers, most of our contracts do not obligate our customers to use our warehouses or provide for fixed storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, while some of our warehouses are located in primary markets, others are located in secondary and tertiary markets that are specifically suited to the particular needs of the customer utilizing these warehouses. For example, our production advantaged warehouses typically serve one or a small number of customers. These warehouses are also generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction. If customers who utilize this type of warehouse, which may be located in remote areas, relocate their processing or production plants, default or otherwise cease to use our warehouses, then we may be unable to find replacement customers for these warehouses on favorable terms or at all or, if we find replacement customers, we may have to incur significant costs to reposition these warehouses for the replacement customers’ needs, any of which could have a material adverse effect on us.

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
For the year ended December 31, 2018, 44.8% of our warehouse segment revenues were generated from contracts with a fixed storage commitment or leases with customers. Annualized committed rent and storage revenues attributable to our fixed storage commitment contracts and leases as of December 31, 2018 equaled 42.8% of our total warehouse segment rent and storage revenues for the year ended December 31, 2018.
Our customer contracts that do not contain fixed storage commitments typically do not require our customers to utilize a minimum number of pallet positions or provide for guaranteed fixed payment obligations from any customers to us. As a result, most of our customers may discontinue or otherwise reduce their use of our warehouses or other services in their discretion at any time, without lowering our fixed costs, which could have a material adverse effect on us. Additionally, we have discrete pricing for our customers based upon their unique profiles. Therefore, a shift in the mix of business types or customers could negatively impact our financial results.
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
We depend on key personnel and specialty personnel, and the loss of key personnel and limited availability of skilled personnel in our labor markets could harm our business and operating and financial results.
Our success depends to a significant degree upon the continued contributions of certain key personnel, each of whom would be difficult to replace. If any of our key personnel were to cease employment with us, our operating and financial results could suffer. Further, such a loss could be negatively perceived in the capital markets. We have not obtained and do not expect to obtain key man life insurance on any of our key personnel. Our ability to retain our management group or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key members of our management team or a limitation of their availability could materially and adversely affect us.
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
Wage increases driven by applicable legislation and competitive pressures on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
Our hourly employees in the U.S. and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly employees above the applicable minimum wage. If we are unable to continue paying our hourly employees above the applicable minimum wage, we may be unable to hire and retain qualified personnel. The U.S. federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various U.S. federal, state and local legislators have proposed or enacted significant changes to the minimum wage requirements. For example, certain local or regional governments in places such as Chicago, Los Angeles, Seattle, San Francisco, Portland and New York have approved phased-in increases that eventually will take their minimum wage to as high as $15.00 per hour. If similar increases were to occur in additional markets in which we operate, our operating margins would be negatively affected unless we are able to increase our rent, storage fees and handling fees in order to pass increased labor costs on to our customers.
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
Certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2018, worldwide, we employed approximately 11,000 people, approximately 56% of which were represented by various local labor unions, and 84 of our 155 warehouses have unionized associates that are governed by 69 different collective bargaining agreements. Unlike owners of industrial warehouses, we hire our own workforce to handle and store items for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our work force becomes unionized, we could be materially and adversely affected. Since January 1, 2016, we have successfully negotiated 55 collective bargaining agreements without any work stoppages. To date, one agreement has expired and the Company and union are operating under the expired agreement while continuing negotiations. If we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.
We are subject to additional risks with respect to our current and potential international operations and properties.
As of December 31, 2018, we owned or had a leasehold interest in 14 temperature-controlled warehouses outside the United States, and we managed four warehouses outside the United States on behalf of third parties. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. Specifically, we are targeting attractive growth opportunities for temperature-controlled warehouses in international markets in Australia. However, there is no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties could be affected by factors peculiar to the laws and business practices of the jurisdictions in which our warehouses are located. These laws and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

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

•
provisions of the Tax Cuts and Jobs Act, or TCJA, that require the United States parent to include income from certain international operations into U.S. taxable income, and adverse tax consequences in the applicable jurisdictions; and

•
potential liability under, and costs of complying with, more stringent environmental laws or changes in the requirements or interpretation of existing laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States.

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
A failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause loss of confidential information and other business disruptions and may materially adversely affect our business.
We rely extensively on our computer systems to process transactions and operate and manage our business. Despite efforts to avoid or mitigate such risks, external and internal risks, such as malware, insecure coding, data leakage and human error pose direct threats to the stability and effectiveness of our information technology systems. The failure of our information technology systems to perform as anticipated could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, in each case, which could result in reputational damage and have an ongoing adverse effect on our business, results of operation and financial condition.

We may also be subject to cybersecurity attacks and other intentional hacking. These attacks could include attempts to gain unauthorized access to our data and computer systems. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack or breach could compromise the confidential information of our employees, customers and vendors. A successful attack could result in service interruptions, operational difficulties, loss of revenue or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. Addressing such issues could prove difficult or impossible and be very costly. Responding to claims or liability could similarly involve substantial costs. Recently, there has been heightened interest in regulatory and enforcement focus on data protection regulations or standards both in the United States and abroad. Failure to comply with applicable data protection regulations or standards may expose us to litigation, fines, sanctions or other penalties, which could damage our reputation and adversely impact our business, results of operation and financial condition. In addition, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. As of December 31, 2018, we have not had a significant cyber breach or attack that had an adverse material impact on our business, financial condition, liquidity or results of operations.

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
We offer transportation services to our customers primarily on a brokerage basis and do not own meaningful transportation assets, such as trucks or containers. We depend on third-party trucking service providers to provide refrigerated transportation services to our customers. We do not have an exclusive or long-term contractual relationship with any of these third-party trucking service providers, and we can provide no assurance that our customers will have uninterrupted or unlimited access to their transportation assets or services. Any delays or disruptions in providing these transportation services to our customers could reduce the confidence our customers have in our ability to provide transportation services and could impair our ability to retain existing customers or attract new customers. Moreover, in connection with any such delays or disruptions, or if customers’ products are damaged or destroyed during transport, we could incur financial obligations or be subject to lawsuits by our customers. Any of these risks could have a material adverse effect on us.
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
As of December 31, 2018, we participated in seven multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing the Company’s associates. Approximately 35%

of our employees were participants in such multiemployer pension plans as of December 31, 2018. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate or should any of the pension plans in which we participate fail, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our consolidated statement of income and as a liability on our consolidated balance sheet. Our liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal or failure occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $511.7 million as of December 31, 2018, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $455.8 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.
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
Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For the years ended December 31, 2018 and 2017, power costs in our warehouse segment accounted for 9.0% and 9.1%, respectively, of the segment’s operating expenses. We have implemented programs across our warehouses to reduce overall consumption and to reduce consumption at peak demand periods, when power prices are typically highest. However, there can be no assurance that these programs will be effective in reducing our power consumption.
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
Our warehouses are subject to electrical power outages and breakdowns of our refrigeration equipment. We attempt to limit exposure to such occasions by using backup generators and power supplies, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility, and by conducting regular maintenance and upgrades to our refrigeration equipment. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages that last beyond our backup and alternative power arrangements and refrigeration equipment breakdowns would harm our customers and our business. During power outages and refrigeration equipment breakdowns, changes in humidity and temperature could spoil or otherwise contaminate the frozen and perishable food and other products stored by our customers. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. Any of the foregoing could have a material adverse effect on us. As of December 31, 2018, we have not had a significant power outage or breakdown of our refrigeration equipment.

We hold leasehold interests in 25 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.
As of December 31, 2018, we held leasehold interests in 25 of our warehouses. These leases expire (taking into account our extension options) from August 2019 to August 2050, and have a weighted-average remaining term of 21 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.

We have limited experience operating as a publicly traded REIT.
We have limited experience operating as a publicly traded REIT. As a publicly traded REIT, we are required to develop and implement substantial control systems, policies and procedures in order to maintain our REIT qualification and satisfy our periodic SEC reporting, SEC compliance and NYSE listing requirements. We cannot assure you that our management’s past experience will be sufficient to successfully develop and implement these systems, policies and procedures and to operate our company as a publicly traded REIT. Any difficulty we have in operating as a publicly traded REIT in compliance with these requirements could subject us to significant fines, sanctions and other liabilities and jeopardize our status as a REIT or as a public company listed on the NYSE, which could materially and adversely affect us.

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
Our performance and value depend on the amount of revenues earned, as well as the expenses incurred, in connection with operating our warehouses. If our temperature-controlled warehouses do not generate revenues and operating cash flows sufficient to meet our operating expenses, including debt service and capital expenditures, we could be materially and adversely affected. In addition, there are significant expenditures associated with our real estate (such as mortgage payments, real estate taxes and maintenance costs) that generally do not decline when circumstances reduce the revenues from our warehouses. Accordingly, our expenditures may stay constant, or increase, even if our revenues decline. The real estate market is affected by many factors that are beyond our control, and revenues from, and the value of, our properties may be materially and adversely affected by:

•	changes in the national, international or local economic climate;

•	availability, cost and terms of financing;

•	technological changes, such as expansion of e-commerce, reconfiguration of supply chains, automation, robotics or other technologies;

•	the attractiveness of our properties to potential customers;

•	inability to collect storage charges, rent and other fees from customers;

•	the ongoing need for, and significant expense of, capital improvements and addressing obsolescence in a timely manner, particularly in older structures;

•	changes in supply of, or demand for, similar or competing properties in an area;

•	customer retention and turnover;

•	excess supply in the market area;

•	financial difficulties, defaults or bankruptcies by our customers;

•	changes in operating costs and expenses and our ability to control rates;

•
changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions, newly discovered environmental conditions and retained liabilities for such conditions;

•	changes in interest rates or other changes in monetary policy;

•	disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism and political instability; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and under-insured losses.
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

We could incur significant costs under environmental laws relating to the presence and management of asbestos, ammonia and other chemicals and underground storage tanks.
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
Real estate investments are relatively illiquid, and given the specialized nature of our business, our temperature-controlled warehouses may be more illiquid than other real estate investments. This illiquidity is driven by a number of factors, including the specialized and often customer-specific design of our warehouses, the relatively small number of potential purchasers of temperature-controlled warehouses and the location of many of our warehouses in secondary or tertiary markets. As a result, we may be unable to complete an exit strategy or quickly sell properties in our portfolio in response to adverse changes in the performance of our properties or in our business generally. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time it would take to complete the sale of any such property. Such sales might also require us to expend funds to mitigate or correct defects to the property or make changes or improvements to the property prior to its sale. The ability to sell assets in our portfolio is also restricted by certain covenants in our mortgage loan agreements and other credit agreements. Code requirements relating to our status as a REIT may also limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
We could experience uninsured or under-insured losses relating to our warehouses and other assets, including our real property.
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
As of December 31, 2018, we had approximately $1.4 billion of total consolidated indebtedness outstanding and borrowing capacity under our 2018 Senior Unsecured Credit Facilities of $800 million less approximately $29.6 million for certain outstanding letters of credit. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.
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
In order to qualify as a REIT, we are required each year to distribute to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund all of our future capital needs, including capital for acquisitions, development activities and recurring and non-recurring capital improvements, from operating cash flow. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain additional financing on favorable terms or at all when needed. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating and financial restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and anticipated results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our common shares. If we cannot obtain sufficient capital on favorable terms when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary for us to qualify as a REIT (which would expose us to significant penalties and corporate-level taxation), or fund our other business needs, which could have a material adverse effect on us.
Adverse changes in our credit ratings could negatively impact our financing activity.
Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial condition and other factors utilized by rating agencies in their analysis. Our credit ratings can affect the amount of capital that we can access, as well as the terms and pricing of any future debt. We can provide no assurance that we will be able to maintain our current credit ratings, and a downgrade of our credit ratings would likely cause us to incur higher borrowing costs and make additional financing more difficult to obtain. In addition, a downgrade could trigger higher costs under our existing credit facilities and may have other negative consequences. Adverse changes in our credit ratings could negatively impact our business, particularly our refinancing and other capital market activities, our future growth, development and acquisition activity.
At December 31, 2018, our credit ratings were “BBB” from both Fitch Ratings, Inc. and Morningstar, Inc., with stable outlook. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.
Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2018, we had $475.0 million of our outstanding consolidated indebtedness that is variable-rate debt, and we may continue to incur variable-rate debt in the future. Increases in interest rates on such debt would raise our interest costs, reduce our cash flows and reduce our ability to make distributions to our shareholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
Our existing indebtedness contains, and any future indebtedness is likely to contain, covenants that restrict our ability to engage in certain activities.
Our indebtedness outstanding requires, and our future indebtedness is likely to require, us to comply with a number of financial covenants, as well as operational covenants. The financial covenants under our 2018 Senior Unsecured Notes include a maximum leverage ratio, a minimum borrowing base coverage ratio, a minimum fixed charge coverage ratio, a minimum borrowing base debt service coverage ratio, a minimum tangible net worth requirement and a maximum recourse secured debt ratio and a maximum unsecured indebtedness to qualified assets ratio. These covenants may limit our ability to engage in certain transactions that may be in our best interests. In order to be able to make distributions to our shareholders (other than minimum distributions required to maintain our status as a REIT), there may not be an event of default under such indebtedness. Our failure to meet the covenants could result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and other indebtedness with a cross-default provision as well as foreclosure, in the case of secured indebtedness, upon any of our assets that secure such indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be materially and adversely affected.

As of December 31, 2018, a total of 15 of our warehouses were financed under mortgage loans grouped into a single pool. Certain covenants in the mortgage loan agreement place limits on our use of the cash flows associated with the pool, and place other restrictions on our use of the assets included within the pool. In particular, if our subsidiaries that are borrowers under the mortgage loan agreement fail to maintain certain cash flow minimums or a debt service coverage ratio, the cash generated by those subsidiaries will be restricted and unavailable for us to use, which we refer to as a “cash trap event.” If the pool under our mortgage loan agreement were to fail to maintain the applicable cash flow minimum or debt service coverage ratio, our ability to make capital expenditures and distributions to our shareholders could be limited. In addition, as a holder of equity interests in the borrowers under the pool, our claim to the assets contained in the pool is subordinate to the claims of the holders of the indebtedness under the mortgage loan agreement.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.
We have granted certain of our lenders security interests in approximately 14% of our assets, including equity interests in certain of our subsidiaries and in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Foreign exchange rates and other hedging activity exposes us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.
As of December 31, 2018, we were a party to cross currency swaps on our intercompany loans. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rate and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against foreign exchange rates and power cost changes could have a material adverse effect on us. When a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit ratings downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with an acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could have a material adverse effect on us.

Risks Related to our Organization and Structure
Provisions of Maryland law may limit the ability of a third party to acquire control of our company.
Under the Maryland General Corporation Law, or the MGCL, as applicable to Maryland real estate investment trusts, certain “business combinations” (including a merger, consolidation, share exchange or, in certain circumstances specified under the statute, an asset transfer or issuance or reclassification of equity securities) between a Maryland real estate investment trust and any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the trust’s then outstanding voting shares or an affiliate or associate of the trust who, at any time within the two-year period before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the trust’s then outstanding shares, which we refer to as an “interested shareholder,” or an affiliate thereof, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its voting shares. In addition, while the GS Entities no longer beneficially own more than 10% of our voting shares, until December 2018, the GS Entities did own more than 10% of our voting shares, and therefore are subject to the business combination provisions of the MGCL for a period of two years from such date. Yucaipa beneficially owns more than 10% of our voting shares and would, therefore, be subject to the business combination provisions of the MGCL. However, pursuant to the statute, our board of trustees, by resolution, elected to opt out of the business combination provisions of the MGCL. This resolution may not be modified or repealed by our board of trustees without the approval of our shareholders by the affirmative vote of a majority of the votes cast on the matter. Accordingly, the five-year prohibition and the super-majority vote requirements described above do not apply to a business combination between us and any other person, including Yucaipa. As a result, any person may be able to enter into business combinations with us, which may not be in your best interest as a shareholder, within five years of becoming an interested shareholder and without compliance by us with the super-majority vote requirements and other provisions of the MGCL.
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
Any of these actions without shareholder approval could increase our operating expenses, impact our ability to make distributions to our shareholders, reduce the market value of our real estate assets, negatively impact our share price, or otherwise not be in your best interest as a shareholder.
Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Our declaration of trust provides that, subject to the rights of holders of one or more classes or series of preferred shares to elect or remove one or more trustees, a trustee may be removed only for “cause” (as defined in our declaration of trust), and then only by the affirmative vote of shareholders entitled to cast two-thirds of the votes entitled to be cast generally in the election of trustees; provided, however, pursuant to our shareholders agreement each of affiliates of Yucaipa and the GS Entities has the right to remove a trustee designated by such party, in each case, from our board of trustees for any reason. The foregoing provision of our declaration of trust, when coupled with the power of our board of trustees to fill vacant trusteeships and the rights of each of affiliates of Yucaipa and the GS Entities to designate an individual to fill a vacancy of a trustee designated by such party, will preclude shareholders from removing incumbent trustees except for cause and by a substantial affirmative vote and filling the vacancies created by such removal with their own nominees. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control that is in the best interests of our shareholders.

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

Our significant shareholders, including Yucaipa, the GS Entities, and their respective affiliates, will continue to have significant influence over us, and their actions might not be in your best interest as a shareholder.
As of December 31, 2018, investment funds affiliated with Yucaipa and Goldman Sachs control on a fully diluted basis approximately 25.9% and 5.6%, respectively, of the voting power in us.
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
We, and affiliates of Yucaipa and the GS Entities are parties to a registration rights agreement entered into in connection with the IPO, pursuant to which each of Yucaipa and the GS Entities remain entitled to registration rights in respect of our common shares held by them.
We expect that Yucaipa and the GS Entities will continue to exert a significant influence on our business and affairs as a result of the terms of our shareholders agreement. As a result, we expect these parties to continue to influence the outcome of matters required to be submitted to shareholders for approval, including the election of our trustees, amendments to our declaration of trust, the removal of our trustees for cause, and the approval of significant transactions, such as mergers or other sales of our company or our assets.
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
Yucaipa, the GS Entities, and their respective affiliates have other investments and business activities in addition to their ownership of us. Under our declaration of trust, Yucaipa, the GS Entities, and their respective affiliates (and any of their respective officers, trustees, directors, partners, members, managers, employees or other agents, or related persons), will have the right, and will have no obligation to abstain from exercising such right, to: (1) engage or invest, directly or indirectly, in the same or similar business activities or lines of business as us or our affiliates; (2) do business with any of our customers, suppliers or lessors; or (3) employ or otherwise engage any of our officers, trustees or employees. While we believe that none of Yucaipa or the GS Entities owned and operated any temperature-controlled warehouses in competition with us as of December 2018, there is no guarantee they will not do so in the future. If Yucaipa, the GS Entities, or any of their respective affiliates or any of their related persons, acquire knowledge of a potential transaction that could be a business opportunity, we, our affiliates and our shareholders will have no interest or expectancy in such opportunity, and they will have no obligation to present, communicate or offer such business opportunity to us, our affiliates or our shareholders. Rather, they will have the right to hold and exploit such opportunity for their own account or to direct, recommend, sell, assign or otherwise transfer such opportunity to any person or entity.
The only exception to our renunciation of business opportunities described above is in the event that a business opportunity is expressly offered to a related person solely in, and as a direct result of, his or her capacity as our trustee, officer or employee. In such cases, our declaration of trust provides that we do not renounce any interest or expectancy that we may have under applicable law in those business opportunities. If our Chief Executive Officer, Chief Operating Officer or Chief Financial Officer shall be a related person by virtue of his or her respective relationship with Yucaipa, the GS Entities, or their respective affiliates, then any business opportunity offered to such officer shall be deemed to have been offered solely in, and as a direct result of, such officer’s capacity as an officer of our company unless such offer clearly and expressly is presented to such officer solely in, and as a direct result of, his or her capacity as an officer, trustee, director, partner, member, manager, employee or other agent of Yucaipa, the GS Entities, or their respective affiliates.
Therefore, a trustee, officer or other employee of our company who also serves as a trustee, director, member, partner, manager, officer or other employee of Yucaipa, the GS Entities, or their respective affiliates may pursue certain business opportunities that may be complementary to, or consistent or competing with, our business and, as a result, such opportunities may not be available to us. These potential conflicts of interest could materially and adversely affect us if attractive business opportunities are allocated by Yucaipa or the GS Entities or any trustee, director, member, partner, manager, officer or other employee of Yucaipa, the GS Entities, or their respective affiliates, to themselves or their other affiliates instead of to us.
We may invest in, or co-invest with, our affiliates, which could result in conflicts of interest.
We may in the future make investments in, enter into co-investment or joint venture arrangements with, or otherwise collaborate with and invest in, other firms or entities, which may include our affiliates, including Yucaipa and the GS Entities. Such activities could create conflicts of interest that result in actions or consequences that are not in your best interest as a shareholder.
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
Our current annualized distributions to our shareholders are $0.75 per share. If cash available for distribution generated by our assets decreases in future periods is less than our estimate or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our shareholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common shares. Any distributions made to our shareholders by us will be authorized and determined by our board of trustees in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.
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
The market price of our common shares could decline as a result of sales or resales of a large number of our common shares in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common shares in the future at a desired time and at an attractive price. As of December 31, 2018, 148,234,959 common shares are issued and outstanding, and no Series A preferred shares, Series B preferred shares or Series C preferred shares are issued and outstanding.
As of December 31, 2018, the 47,883,628 common shares beneficially owned by our trustees, executive officers and other affiliates, including Yucaipa and the GS Entities, were “restricted securities” within the meaning of Rule 144 under the Securities Act and cannot be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. The terms of our registration rights agreement include provisions for demand registration rights in favor of affiliates of Yucaipa and the GS Entities. Pursuant to these registration rights, these shareholders will be entitled to cause us, subject to their consultation with a coordination committee (as such committee is described under “Certain Relationships and Related Party Transactions-Shareholders Agreement and Related Agreements”) and, at our own expense, to file registration statements under the Securities Act covering sales of our common shares held by them. If any of these shareholders require that we register our common shares held by them, affiliates of Yucaipa and the GS Entities, as the case may be, may request that their common shares be included in such registration in proportion to the common shares held by the shareholder requiring the registration that are included in the registration.

In addition, in connection with the IPO, we filed with the SEC a registration statement on Form S-8 covering common shares issuable pursuant to options and restricted stock units outstanding under our equity incentive plans in existence prior to the IPO, and our 2017 Equity Incentive Plan that was enacted in connection with the IPO.

As of December 31, 2018, 38,422,583 of our common shares held by affiliates of Yucaipa representing approximately 25.9% of our issued and outstanding common shares, were pledged pursuant to a financing agreement. Affiliates of Yucaipa used the proceeds from the financing agreement to pay in full the outstanding investment, including the preferred return on an investment vehicle affiliated with Fortress, which directly beneficially owned 7,235,529 of our common shares at that time. As of December 31, 2018, Fortress no longer owned any of our common shares.
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
We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and methods of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. The Protecting Americans from Tax Hikes Act, or PATH Act, was enacted in December 2015, and included numerous changes in the U.S. federal income tax laws applicable to REITs, and comprehensive tax legislation passed on December 22, 2017, which is commonly known as the Tax Cuts and Jobs Act, or TCJA and, which is fully described in Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K, made fundamental changes to the individual and corporate tax laws that will materially impact us and our shareholders. In addition, future legislation, new regulations, administrative interpretations or court decisions could materially and adversely affect our ability to qualify as a REIT or materially and adversely affect our company and shareholders.
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
We have established taxable REIT subsidiaries, or TRSs, and may establish others in the future. Despite our qualification as a REIT, our TRSs must pay income tax on their taxable income. As a result of the enactment of the TCJA, effective for taxable years beginning on or after January 1, 2018, our domestic TRSs are subject to U.S. federal income tax on their taxable income at a flat rate of 21% (as well as applicable state and local income tax), but net operating loss, or NOL, carryforwards of TRS losses arising in taxable years beginning after December 31, 2017, may be deducted only to the extent of 80% of TRS taxable income in the carryforward year (computed without regard to the NOL deduction or our dividends paid deduction). In contrast to prior law, which permitted unused NOL carryforwards to be carried back two years and forward 20 years, TCJA provides that losses arising in taxable years ending after December 31, 2017, can no longer be carried back but can be carried forward indefinitely. In addition, we must comply with various tests to continue to qualify as a REIT for U.S. federal income tax purposes, and our income from, and investments in, our TRSs generally do not constitute permissible income and investments for certain of these tests. No more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Because TRS securities do not qualify for purposes of the 75% asset test described herein, and because we own other assets that do not, or may not, qualify for the 75% asset test, the 75% asset test may effectively limit the value of our TRS securities to less than 20% of our total assets. Our dealings with our TRSs may materially and adversely affect our REIT qualification. Furthermore, we may be subject to a 100% penalty tax, or our TRSs may be denied deductions, to the extent our dealings with our TRSs are determined not to be arm’s length in nature or are otherwise not permitted under the Code.
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
Changes to the U.S. federal income tax laws are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain such changes could have an adverse impact on our business and financial results. In particular, TCJA, which generally took effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals, corporations (both regular C corporations as well as corporations that have elected to be taxed as REITs), and the taxation of taxpayers with overseas assets and operations. A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.
Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisor regarding the effect of TCJA and any other potential tax law changes on an investment in our common shares.
Distributions payable by REITs generally do not qualify for the reduced tax rates that apply to certain other corporate distributions, potentially making an investment in our company less advantageous for certain persons than an investment in an entity with different tax attributes.
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. Commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, TCJA temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common shares that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account TCJA’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). Under final regulations recently issued by the IRS, in order to qualify for this deduction with respect to a dividend on our common shares, a shareholder must hold such shares for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such shares become ex-dividend with respect to such dividend (taking into account certain special holding period rules that may, among other consequences, reduce a shareholder’s holding period during any period in which the shareholder has diminished its risk of loss with respect to the shares). Shareholders are urged to consult their tax advisors as to their ability to claim this deduction. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common shares.
In certain circumstances, we may be subject to U.S. federal, state, local or foreign taxes, which would reduce our funds available for distribution to our shareholders.
Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state, local or foreign taxes. For example, net income from a “prohibited transaction,” including sales or other dispositions of property, other than foreclosure property, held primarily for sale in the ordinary course of business, will be subject to a 100% tax. While we do not intend to hold properties that would be characterized as held for sale in the ordinary course of business, unless a sale or disposition qualifies under statutory safe harbors, there can be no assurance that the IRS would agree with our characterization of our properties or that we will be able to make use of available safe harbors. In addition, we may not be able to make sufficient distributions to avoid income and excise taxes. We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our shareholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. Any net taxable income earned directly by a TRS will be subject to U.S. federal and state corporate income tax. We may also be subject to state, local, or foreign taxes on our income or property, either directly or at the level of our operating partnership or the other companies through which we indirectly own our assets. Any taxes we pay will reduce our funds available for distribution to our shareholders.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into either to manage risk of interest rate changes with respect to borrowings incurred or to be incurred to acquire or carry real estate assets, or to manage the risk of currency fluctuations with respect to any item of income or gain (or any property which generates such income or gain) that constitutes “qualifying income” for purposes of the 75% or 95% gross income tests applicable to REITs, does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because our TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise want to bear. In addition, net losses in any of our TRSs will generally not provide any tax benefit except for being carried forward for use against future taxable income of the TRS.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our Warehouse Portfolio
As of December 31, 2018, we operated a global network of 155 warehouses that contained approximately 918.7 million cubic feet and approximately 3.2 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2018.

Country / Region	# of warehouses	Cubic feet (in millions)	% of total cubic feet	Pallet positions (in thousands)	Average physical occupancy (1)	Revenues (2) (in millions)	Applicable segment contribution (NOI) (2)(3) (in millions)	Total customers (4)
Owned / Leased (5)
United States
Central	33	210.9	24%	870.5	77%	$240.6	$88.9	781
East	23	170.2	20%	544.0	76%	250.1	75.4	716
Southeast	36	170.9	20%	558.2	77%	216.5	64.0	617
West	37	230.8	27%	984.7	76%	270.0	103.9	685
United States Total / Average	129	782.8	91%	2,957.4	76%	$977.2	$332.2	2,129
International
Australia	5	47.6	5%	140.9	83%	$159.2	$32.4	65
New Zealand	7	22.8	3%	72.8	90%	31.7	8.6	77
Argentina	2	9.7	1%	21.6	78%	8.8	1.3	40
International Total / Average	14	80.1	9%	235.3	85%	$199.7	$42.3	173
Owned / Leased Total / Average	143	862.9	100%	3,192.7	77%	$1,176.9	$374.5	2,302
Third-Party Managed
United States	8	41.5	74%	—	—	$228.0	$9.9	4
Australia (6)	1	—	—%	—	—	12.7	2.9	1
Canada	3	14.3	26%	—	—	18.3	2.0	2
Third-Party Managed Total / Average	12	55.8	100%	—	—	$259.0	$14.8	6
Portfolio Total / Average	155	918.7	100%	3,192.7	77%	$1,435.9	$389.3	2,303

(1)
We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the year ended December 31, 2018. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from two to three feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

(2)	Year ended December 31, 2018.

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

(5)
As of December 31, 2018, we owned 108 of our U.S. warehouses and ten of our international warehouses, and we leased 21 of our U.S. warehouses and four of our international warehouses. As of December 31, 2018, seven of our owned facilities were located on land that we lease pursuant to long-term ground leases.

(6)	Constitutes non-refrigerated, or “ambient,” warehouse space. This facility contains 330,527 square feet of ambient space.
We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:

•
Distribution. As of December 31, 2018, we owned or leased 58 distribution centers with approximately 463.1 million cubic feet of temperature-controlled capacity and 1.5 million pallet positions. Distribution centers typically house a wide variety of customers’ finished products until future shipment to end users. Each distribution center is located in a key distribution hub that services a distinct surrounding population center in a major market.

•
Public. As of December 31, 2018, we owned or leased 44 public warehouses with approximately 180.1 million cubic feet of temperature-controlled capacity and 776.7 thousand pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers.

•
Production Advantaged. As of December 31, 2018, we owned or leased 37 production advantaged warehouses with approximately 201.9 million cubic feet of temperature-controlled capacity and 883.9 thousand pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.

•
Facility Leased. As of December 31, 2018, we had four facility leased warehouses with approximately 17.8 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.

•
Third-Party Managed. As of December 31, 2018, we managed 12 warehouses on behalf of third parties with approximately 55.8 million cubic feet of temperature-controlled capacity. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Americold Realty Trust

Americold Realty Trust's common shares are listed on the NYSE under the trading symbol “COLD”. Our common shares have been publicly traded since January 19, 2018. Prior to that time, there was no public market for our common stock.
On February 22, 2019, we had approximately 148,794,090 common shares outstanding. This figure does not include the 6,000,000 common shares that may be issued if we elect to physically settled a forward sale agreement with Bank of America, N.A., as forward purchaser. The number of holders of record of our common shares was six. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Our future common shares dividends, if and as declared, may vary and will be determined by our board of trustees upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements. These dividends, if and as declared, may be adjusted at the discretion of our board of trustees during the year.
Subject to the distribution requirements applicable to REITs under the Code, Americold Realty Trust intends, to the extent practicable, to invest substantially all of the proceeds from sales and refinancing of its assets in real estate-related assets and other assets. Americold Realty Trust may, however, under certain circumstances, make a dividend of capital or of assets. Such dividends, if any, will be made at the discretion of Americold Realty Trust's board of trustees.
Americold Realty Operating Partnership, L.P.
There is no established trading market for Americold Realty Operating Partnership, L.P.'s partnership units. As of February 26, 2019, the only holders of record of partnership units are Americold Realty Operating Partnership, L.P.'s general partner, Americold Realty Trust, and Americold Realty Operating Partnership, L.P.'s sole limited partner bearing a 1% interest, Americold Realty Operations, Inc., a wholly-owned subsidiary of the REIT.

Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust common stock during the period from January 19, 2018 (the date of our IPO) through December 31, 2018, with the cumulative total returns on the MSCI US REIT Index (RMZ) and the S&P 500 Market Index. The comparison assumes that $100 was invested on January 19, 2018 in Americold Realty Trust common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, S&P 500, and RMZ Index

Assumes $100 invested on January 19, 2018
Assumes dividends reinvested
To fiscal year ended December 31, 2018

Pricing Date	COLD ($)	S&P 500($)	RMZ($)
1/19/2018	100.00	100.00	100.00
3/29/2018	109.00	94.22	95.84
6/29/2018	127.97	97.57	104.38
9/28/2018	147.59	105.03	104.43
12/31/2018	151.79	90.82	96.30

•
This graph and the accompanying text are not "soliciting material," are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Security Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Americold Realty Trust's common stock presented in the stock performance graph above is based on the closing price of the common stock on January 19, 2018.
Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.
Securities Authorized For Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our common shares are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.
Use of Proceeds
On September 18, 2018, we completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares that are subject to a forward sale agreement to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreement that were sold by the forward purchaser or its affiliate. As of December 31, 2018, we have not settled any portion of the forward sale agreement. In tandem with the follow-on public offering, the Company announced its agreement to be the sole strategic supply chain partner for a major customer in Australia. The total investment is expected to be staggered over four years, funded by a combination of proceeds from the follow-on public offering, borrowings from the Revolving Line of Credit and available cash. The funds will be used to complete at least three highly automated distribution centers across three primary Australian markets.
Other Shareholder Matters

None.

ITEM 6. Selected Financial Data

Selected Company Financial and Other Data (Americold Realty Trust)

The following tables show our selected consolidated financial data for Americold Realty Trust and the Operating Partnership and their respective subsidiaries for the periods indicated. This information should be read together with the audited financial statements and notes thereto of Americold Realty Trust and its subsidiaries and the Operating Partnership and its subsidiaries and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Statements of Operations Data:
Warehouse segment revenues	$1,176,912	$1,145,662	$1,080,867	$1,057,124	$1,039,005
Total revenues	1,603,635	1,543,587	1,489,999	1,481,385	1,509,598
Operating income	179,960	136,989	132,124	112,502	107,467
Net income (loss) attributable to Americold Realty Trust	47,985	(608)	4,932	(21,176)	(42,434)
Total warehouse segment contribution (NOI) (1)	374,534	348,328	314,045	307,749	294,257
Total segment contribution (NOI) (1)	405,649	374,105	345,645	337,020	322,519

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$188,171	$163,327	$118,781	$106,521	$117,243
Net cash used in investing activities	(125,703)	(138,831)	(41,653)	(51,532)	(51,866)
Net cash provided by (used in) financing activities	84,942	(18,604)	(95,322)	(28,120)	(58,981)
Net increase (decrease) in cash and cash equivalents	$147,410	$5,892	$(18,194)	$26,869	$6,396

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Per Share Data:
Net income (loss) attributable to common shareholders per common share
Basic	$0.31	$(0.43)	$(0.35)	$(0.73)	$(1.03)
Diluted	$0.31	$(0.43)	$(0.35)	$(0.73)	$(1.03)
Common share dividends paid	$76,523	$20,214	$20,214	$20,214	$20,214
Dividends paid per common share	$0.54	$0.29	$0.29	$0.29	$0.29
Weighted average common shares outstanding:
Basic	141,415	70,022	69,890	69,758	69,621
Diluted	144,338	70,022	69,890	69,758	69,621

Selected Other Data:
Same store contribution (NOI) (2)	$366,006	$346,879	$309,349	$302,040	$289,428
EBITDA (3)	255,331	240,424	248,934	230,891	214,285
Core EBITDA (3)	306,777	287,145	261,362	253,638	244,057
Funds from operations (4)	130,644	96,483	90,561	75,065	47,111
Core funds from operations (4)	174,993	106,093	69,207	55,697	42,133
Adjusted funds from operations (4)	170,433	94,616	71,125	59,754	81,152

	As of December 31,
	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$208,078	$48,873	$22,834
Total assets	2,532,428	2,394,897	2,327,631
Total debt	1,510,721	1,901,090	1,831,973
Total shareholders’ equity (deficit)	706,755	(186,924)	(149,455)

	As of December 31,
	2018		2017		2016
Ratio Data:
Net debt to Core EBITDA (6)	4.3	x	6.6	x	7.1	x

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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Same store contribution (NOI)	$366,006	$346,879	$309,349	$302,040	$289,428
Non-same store contribution (loss) (NOI)	8,528	1,449	4,696	5,709	4,829
Warehouse segment contribution (NOI)	$374,534	$348,328	$314,045	$307,749	$294,257
Third-party managed segment contribution (NOI)	14,760	12,825	14,814	12,581	10,353
Transportation segment contribution (NOI)	15,735	12,950	14,418	14,305	15,855
Other segment contribution (NOI)	620	2	2,368	2,385	2,054
Total segment contribution (NOI)	$405,649	$374,105	$345,645	$337,020	$322,519
Depreciation, depletion and amortization	(117,653)	(116,741)	(118,571)	(125,720)	(132,679)
Corporate-level selling, general and administrative expenses	(114,760)	(110,945)	(96,728)	(88,786)	(82,428)
Impairment of long-lived assets	(747)	(9,473)	(9,820)	(9,415)	—
Gain (loss) from sale of real estate, net	7,471	43	11,598	(597)	55
U.S. GAAP operating income	$179,960	$136,989	$132,124	$112,502	$107,467

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

We also calculate our Core EBITDA as EBITDA adjusted for impairment charges on intangible and long-lived assets, gain or loss on depreciable real property asset disposals, severance and reduction in workforce costs, terminated site operations costs, expenses related to our review of the strategic alternatives for our company prior to the IPO, litigation settlements, loss on debt extinguishment and modifications, stock-based compensation expense, foreign currency exchange gain or loss, loss on partially owned entities, impairment of partially owned entities, and multi-employer pension plan withdrawal expense. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDA but which we do not believe are indicative of our core business operations. EBITDA and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDA and Core EBITDA have limitations as analytical tools, including:

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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net income (loss) attributable to Americold Realty Trust	$47,985	$(608)	$4,932	$(21,176)	$(42,434)
Adjustments:
Depreciation, depletion and amortization	117,653	116,741	118,571	125,720	132,679
Interest expense	93,312	114,898	119,552	116,710	114,223
Income tax (benefit) expense	(3,619)	9,393	5,879	9,637	9,817
EBITDA	$255,331	$240,424	$248,934	$230,891	$214,285
Adjustments:
Severance and reduction in workforce costs (a)	11	516	900	886	570
Terminated site operations cost	(1,804)	2,677	6	1,168	—
Non-offering related equity issuance expenses (b)	1,813	—	—	—	—
Non-recurring public company implementation costs (c)	1,202	—	—	—	—
Acquisition, diligence and other pursuit costs (d)	671	—	—	—	—
Strategic alternative costs (e)	—	8,136	4,666	(1,372)	712
Litigation settlements	—	—	89	900	—
Loss from partially owned entities	1,069	1,363	128	3,538	19,990
Non-recurring impairment of partially owned entities (f)	—	6,496	—	—	—
Impairment of intangible and long-lived assets and inventory	747	11,581	9,820	9,415	—
Foreign currency exchange (gain) loss, net	(2,882)	3,591	(464)	3,470	5,273
Stock-based compensation expense	10,683	2,358	6,436	3,108	2,827
Loss on debt extinguishment, modifications and termination of derivative instruments	47,559	986	1,437	503	—
(Gain) loss on real estate and other asset disposals	(7,623)	(150)	(10,590)	1,131	400
Multi-Employer pension plan withdrawal expense	—	9,167	—	—	—
Core EBITDA	$306,777	$287,145	$261,362	$253,638	$244,057

(a)	Represents one-time severance from prior management team and reduction in workforce costs associated with exiting or selling non-strategic warehouses.
(b)	Represents one-time costs and professional fees associated with our IPO and follow-on equity issuances.
(c)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.
(d)	Represents costs associated with M&A activity.
(e)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO.
(f)
Represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expect to receive from the China JV. We have not received any cash distributions from the China JV since the formation of the joint venture.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, severance and reduction in workforce costs, terminated site operations costs, expenses related to our review of the strategic alternatives for our company prior to the IPO, litigation settlements, non-recurring impairment charges arising from our joint venture in China, or the China JV, and impairment of partially owned entities, loss on debt extinguishment and modifications, inventory asset impairment charges, foreign currency exchange gain or loss, excise tax settlement, Tax Cuts and Jobs Act benefit, and multi-employer pension plan withdrawal expense. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

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

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net income (loss) attributable to Americold Realty Trust	$47,985	$(608)	$4,932	$(21,176)	$(42,434)
Adjustments:
Real estate related depreciation	88,246	86,478	85,645	88,717	88,394
Net (gain) loss on sale of depreciable real estate	(7,471)	(43)	(11,104)	597	(55)
Net (gain) loss on asset disposals	(65)	—	—	—	—
Impairment charges on certain real estate assets	747	9,473	9,820	5,711	—
Real estate depreciation on China JV	1,202	1,183	1,268	1,216	1,206
Funds from operations	130,644	96,483	90,561	75,065	47,111
Less distributions on preferred shares of beneficial interest	(1,817)	(28,452)	(28,452)	(28,452)	(28,452)
Funds from operations attributable to common shareholders	$128,827	$68,031	$62,109	$46,613	$18,659
Adjustments:
Net (gain) loss on sale of non-real estate assets	(739)	(599)	464	(175)	195
Non-offering related equity issuance expenses (a)	1,813	—	—	—	—
Non-recurring public company implementation costs (b)	1,202	—	—	—	—
Acquisition, diligence and other pursuit costs (c)	671	—	—	—	—
Stock-based compensation expense, IPO grants	4,208	—	—	—	—
Severance and reduction in workforce costs (d)	11	516	900	886	570
Terminated site operations costs (e)	(1,804)	2,677	6	1,168	—
Strategic alternative costs (f)	—	8,136	4,666	(1,372)	712
Litigation settlements	—	—	89	900	—
Impairment of partially owned entities (g)	—	6,496	—	—	16,724
Loss on debt extinguishment, modifications and termination of derivative instruments	47,559	986	1,437	503	—
Inventory asset impairment	—	2,108	—	3,704	—
Foreign currency exchange (gain) loss, net	(2,882)	3,591	(464)	3,470	5,273
Alternative Minimum Tax Receivable from TCJA	(3,745)	—	—	—	—
Excise tax settlement	(128)	4,984	—	—	—
Multi-Employer pension plan withdrawal expense	—	9,167	—	—	—
Core FFO applicable to common shareholders	$174,993	$106,093	$69,207	$55,697	$42,133
Adjustments:
Amortization of loan costs and debt discounts	6,176	8,604	7,193	6,672	6,144
Amortization of below/above market leases	151	151	196	520	630
Straight-line net rent	(179)	101	(564)	(516)	749
Deferred income taxes (benefit) expense	(3,152)	(3,658)	(586)	(2,292)	15,604
Stock-based compensation expense	6,474	2,358	6,436	3,108	2,827
Non-real estate depreciation and amortization	29,407	30,263	32,926	37,003	44,285
Non-real estate depreciation and amortization on China JV	538	610	762	1,247	1,588
Recurring maintenance capital expenditures (h)	(43,975)	(49,906)	(44,445)	(41,685)	(32,808)
Adjusted FFO applicable to common shareholders	$170,433	$94,616	$71,125	$59,754	$81,152

(a)	Represents one-time costs and professional fees associated with our IPO and follow-on equity issuances.
(b)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.
(c)	Represents costs associated with M&A activity.
(d)	Represents one-time severance from prior management team and reduction in workforce costs associated with exiting or selling non-strategic warehouses.
(e)
Represents repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our statement of operations. During Q4 2018, we were released from liability under a previously exited leased facility, for which we originally recorded in Q3 2017 a charge of $2.1 million repair expense to return the site to its original condition. As a result, we reversed this charge in Q4 2018. In total, $0.3 million was paid in conjunction with the exit of this facility.

(f)	Represents one-time operating costs associated with our review of strategic alternatives prior to the IPO
(g)
Represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expect to receive from the China JV. We did not receive any cash distributions from the China JV since the formation of the joint venture.

(h)
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

The following table reconciles net debt to total debt, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP:

	As of December 31,
	2018	2017
	Historical
	(In thousands)
Total debt	$1,510,721	$1,901,090
Discount and deferred financing costs	13,943	31,996
Gross debt	1,524,664	1,933,086
Adjustments:
Less: cash and cash equivalents	208,078	48,873
Net debt	$1,316,586	$1,884,213

Selected Company Financial and Other Data (Americold Realty Operating Partnership, L.P.)

The following tables summarize selected financial data related to our historical financial condition and results of operations for our operating partnership:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per unit data)
Consolidated Statements of Operations Data:
Net income (loss) attributable to the Partnership	$47,985	$(608)	$4,932	$(21,176)	$(42,434)

Per Share Data:
General partners' interest in net income (loss) attributable to unitholders	$47,505	$(602)	$4,883	$(20,964)	$(42,010)
Limited partners' interest in net income (loss) attributable to unitholders	480	(6)	49	(212)	(424)
General partners' net income (loss) per unit	0.34	(0.01)	0.07	(0.31)	(0.61)
Limited partners' net income (loss) per unit	0.34	(0.01)	0.07	(0.31)	(0.61)
Distributions paid	86,679	48,666	48,666	48,666	48,666
General partners' distributions paid per unit	0.62	0.70	0.70	0.70	0.70
Limited partners' distributions paid per unit	$0.62	$0.70	$0.70	$0.70	$0.70

General partners' weighted average units outstanding	139,394	68,677	68,677	68,677	68,677
Limited partners' weighted average units outstanding	1,408	694	694	694	694

	As of December 31,
	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$208,078	$48,873	$22,834
Total assets	2,532,428	2,394,897	2,327,631
Total debt	1,510,721	1,901,090	1,831,973
General partners' capital	712,078	184,240	230,687
Limited partners' capital	7,192	1,860	2,329

All other selected financial and other data is the same for Americold Realty Trust and Americold Realty Operating Partnership, L.P. except amounts attributable to common shareholders and unitholders.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K.
Management’s Overview
We are the world’s largest owner and operator of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2018, we operated a global network of 155 temperature-controlled warehouses encompassing 918.7 cubic feet, with 137 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We also own and operate a limestone quarry through a separate business segment. We view and manage our business through three primary business segments: warehouse, third–party managed and transportation. In addition, we hold a minority interest in the China JV, which owns or operates 12 temperature-controlled warehouses located in China.
Components of Our Results of Operations
Warehouse. Our primary source of revenues consists of rent, storage and warehouse services fees. Our rent, storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses by our customers. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We refer to these handling and other warehouse services as our value-added services.
Cost of operations for our warehouse segment consists of power, other facilities costs, labor, and other costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers' compensation claims. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Other. In addition to our primary business segments, we own and operate a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consists primarily of labor, equipment, fuel and explosives. We have referred to this segment as Quarry within our Management's Discussion and Analysis.
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

	December 31, 2018 compared to December 31, 2017			December 31, 2017 compared to December 31, 2016
	Average foreign exchange rate used to adjust operating results for the year ended December 31, 2018(1)	Foreign exchange rates as of December 31, 2018	Foreign exchange rates as of December 31, 2017	Average foreign exchange rate used to adjust operating results for the year ended December 31, 2017(1)	Foreign exchange rates as of December 31, 2017	Foreign exchange rates as of December 31, 2016
Australian dollar	0.769	0.705	0.781	0.744	0.781	0.723
New Zealand dollar	0.710	0.671	0.710	0.697	0.710	0.696
Argentine peso	0.059	0.037	0.054	0.068	0.054	0.063
Canadian dollar	0.768	0.733	0.799	0.755	0.799	0.745

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

As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets and the exit of certain leased facilities. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer
For the years ended December 31, 2018, 2017 and 2016, one customer accounted for more than 10% of our total revenues, with $212.8 million, $198.6 million and $210.5 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $196.3 million, $183.1 million and $196.1 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2018, 2017 and 2016, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
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

	December 31, 2018 compared to December 31, 2017	December 31, 2017 compared to December 31, 2016
Total Warehouses	155	158
Same Store Warehouses (1)	136	139
Non-Same Store Warehouses	7	7
Managed Warehouses	12	12

(1) During 2018, two of our owned warehouse facilities were sold, one was categorized as same store and one was categorized as non-same store, and one of our leased facilities was exited that was categorized as same store. In addition, a warehouse that is currently undergoing significant construction due to expansion was moved from same store to the non-same store category in Q4 2018.
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

Results of Operations
The results of operations discussion is combined for Americold Realty Trust and our operating partnership because there are no material differences in the results of operations between the two reporting entities.
Comparison of Results for the Years Ended December 31, 2018 and 2017
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2018 and 2017.

	Year ended December 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$514,755	$519,950	$501,604	2.6%	3.7%
Warehouse services	662,157	668,330	644,058	2.8%	3.8%
Total warehouse segment revenues	1,176,912	1,188,280	1,145,662	2.7%	3.7%

Power	72,332	73,441	72,408	(0.1)%	1.4%
Other facilities costs (2)	104,618	105,898	104,713	(0.1)%	1.1%
Labor	519,262	524,758	510,421	1.7%	2.8%
Other services costs (3)	106,166	107,772	109,792	(3.3)%	(1.8)%
Total warehouse segment cost of operations	802,378	811,869	797,334	0.6%	1.8%
Warehouse segment contribution (NOI)	$374,534	$376,411	$348,328	7.5%	8.1%

Warehouse rent and storage contribution (NOI) (4)	$337,805	$340,611	$324,483	4.1%	5.0%
Warehouse services contribution (NOI) (5)	$36,729	$35,800	$23,845	54.0%	50.1%

Total warehouse segment margin	31.8%	31.7%	30.4%	140 bps	130 bps
Rent and storage margin(6)	65.6%	65.5%	64.7%	90 bps	80 bps
Warehouse services margin(7)	5.5%	5.4%	3.7%	180 bps	170 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $14.0 million and $15.1 million for the year ended December 31, 2018 and 2017, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $13.8 million and $14.0 million for the year ended December 31, 2018 and 2017, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1.18 billion for the year ended December 31, 2018, an increase of $31.3 million, or 2.7%, compared to $1.15 billion for the year ended December 31, 2017. On a constant currency basis, our warehouse segment revenues were $1.19 billion for the year ended December 31, 2018, an increase of $42.6 million, or 3.7%, compared to the prior year. These increases were primarily driven by net new business, improvements in our commercial terms and contractual rate escalations, the maturation of the Clearfield, Utah facility and the opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter in 2018. The foreign currency translation of revenues incurred by our foreign operations had an $11.4 million unfavorable impact during the year ended December 31, 2018, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and to a lesser extent the strengthening of the U.S. dollar over the Argentine peso.
Warehouse segment cost of operations was $802.4 million for the year ended December 31, 2018, an increase of $5.0 million, or 0.6%, compared to $797.3 million for the year ended December 31, 2017. On a constant currency basis, our warehouse segment cost of operations was $811.9 million for the year ended December 31, 2018, an increase of $14.5 million, or 1.8%, compared to the prior year. Despite increases in our costs of operations related to inflation and incremental revenue, as previously discussed, our ongoing efforts to improve productivity and energy efficiency initiatives partially offset this increase and are enabling us to leverage our cost of operations. The foreign currency translation of expenses incurred by our foreign operations had a $9.5 million favorable impact during the year ended December 31, 2018.
Warehouse segment contribution (NOI) was $374.5 million for the year ended December 31, 2018, an increase of $26.2 million, or 7.5%, compared to $348.3 million for the year ended December 31, 2017. On a constant currency basis, warehouse segment contribution was $376.4 million for the year ended December 31, 2018, an increase of $28.1 million, or 8.1%, compared to the prior year. The foreign currency translation of our results of operations had a $1.9 million unfavorable impact to the warehouse segment contribution period-over-period. Again, a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations, the contribution from the maturation of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts, combined with operating efficiency gains driven by labor productivity, and the leveraging of our fixed expenses allowed us to generate higher contribution margins in our warehouse segment during the year ended December 31, 2018.
Same Store Analysis
We had 136 same stores for the year ended December 31, 2018 and 139 same stores for the year ended December 31, 2017. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year.

The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2018 and 2017.

	Year ended December 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$496,860	$502,055	$482,422	3.0%	4.1%
Warehouse services	642,038	648,211	624,221	2.9%	3.8%
Total same store revenues	1,138,898	1,150,266	1,106,643	2.9%	3.9%
Same store cost of operations:
Power	69,438	70,547	68,250	1.7%	3.4%
Other facilities costs	98,615	99,894	96,163	2.5%	3.9%
Labor	502,579	508,076	494,182	1.7%	2.8%
Other services costs	102,260	103,866	105,626	(3.2)%	(1.7)%
Total same store cost of operations	$772,892	$782,383	$764,221	1.1%	2.4%

Same store contribution (NOI)	$366,006	$367,883	$342,422	6.9%	7.4%
Same store rent and storage contribution (NOI)(2)	$328,807	$331,614	$318,009	3.4%	4.3%
Same store services contribution (NOI)(3)	$37,199	$36,269	$24,413	52.4%	48.6%

Total same store margin	32.1%	32.0%	30.9%	120 bps	110 bps
Same store rent and storage margin(4)	66.2%	66.1%	65.9%	30 bps	20 bps
Same store services margin(5)	5.8%	5.6%	3.9%	190 bps	170 bps

Non-same store revenues:
Rent and storage	$17,895	$17,895	$19,182	(6.7)%	(6.7)%
Warehouse services	20,119	20,119	19,837	1.4%	1.4%
Total non-same store revenues	38,014	38,014	39,019	(2.6)%	(2.6)%
Non-same store cost of operations:
Power	2,894	2,894	4,158	(30.4)%	(30.4)%
Other facilities costs	6,003	6,003	8,550	(29.8)%	(29.8)%
Labor	16,683	16,683	16,239	2.7%	2.7%
Other services costs	3,906	3,906	4,166	(6.2)%	(6.2)%
Total non-same store cost of operations	$29,486	$29,486	$33,113	(11.0)%	(11.0)%

Non-same store contribution (NOI)	$8,528	$8,528	$5,906	44.4%	44.4%
Non-same store rent and storage contribution (NOI)(2)	$8,998	$8,998	$6,474	39.0%	39.0%
Non-same store services contribution (NOI)(3)	$(470)	$(470)	$(568)	17.3%	17.3%

Total warehouse segment revenues	$1,176,912	$1,188,280	$1,145,662	2.7%	3.7%
Total warehouse cost of operations	$802,378	$811,869	$797,334	0.6%	1.8%
Total warehouse segment contribution	$374,534	$376,411	$348,328	7.5%	8.1%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
	2018	2017
Same store rent and storage:
Occupancy(1)
Average occupied pallets (in thousands)	2,361	2,407	(1.9)%
Average physical pallet positions (in thousands)	3,059	3,062	(0.1)%
Occupancy percentage	77.2%	78.6%	-140 bps
Same store rent and storage revenues per occupied pallet	$210.49	$200.43	5.0%
Constant currency same store rent and storage revenues per occupied pallet	$212.69	$200.43	6.1%

Same store warehouse services:
Throughput pallets (in thousands)	26,084	26,797	(2.7)%
Same store warehouse services revenues per throughput pallet	$24.61	$23.29	5.7%
Constant currency same store warehouse services revenues per throughput pallet	$24.85	$23.29	6.7%

Non-same store rent and storage:
Occupancy
Average occupied pallets (in thousands)	98	102	(3.9)%
Average physical pallet positions (in thousands)	133	154	(13.6)%
Occupancy percentage	73.2%	66.1%

Non-same store warehouse services:
Throughput pallets (in thousands)	861	830	3.7%

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

Average occupancy at our same stores was 77.2% for the year ended December 31, 2018, a decrease of 140 basis points compared to 78.6% for the year ended December 31, 2017. This change was primarily the result of a decrease of 1.9% in average occupied pallets, which was partially attributable to a decline in the number of occupied pallets in our West region of the United States caused by lower average inventory in our “harvest sites” that service some of our largest fruit and vegetables suppliers. In addition, certain other regions of our domestic warehouse segment reported lower storage volume as we continue to focus on profitable growth by optimizing our warehouse network and improving our customer mix. Finally, in the third quarter of 2017, we exited a leased facility in New Zealand and partially transferred the storage volume from that facility to other warehouses in that country.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 5.0% compared to the prior year, primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was 6.1% compared to the prior year largely driven by the strengthening of the U.S. dollar against the Australian dollar and to a lesser extent the strengthening of the U.S. dollar against the Argentine peso.

Throughput pallets at our same stores were 26.1 million pallets for the year ended December 31, 2018, a decrease of 2.7% from 26.8 million pallets for the year ended December 31, 2017. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers. Same store warehouse services revenues per throughput pallet increased 5.7% compared to the prior year primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services. On a constant currency basis, our same store services revenues per throughput pallet increased 6.7% compared to the prior year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2018 and 2017.

	Year ended December 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$259,034	$259,151	$242,189	7.0%	7.0%
Third-party managed cost of operations	244,274	244,524	229,364	6.5%	6.6%
Third-party managed segment contribution	$14,760	$14,627	$12,825	15.1%	14.1%

Third-party managed margin	5.7%	5.6%	5.3%	40 bps	30 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $259.0 million for the year ended December 31, 2018, an increase of $16.8 million, or 7.0%, compared to $242.2 million for the year ended December 31, 2017. On a constant currency basis, third-party managed revenues were $259.2 million for the year ended December 31, 2018, an increase of $17.0 million, or 7.0%, compared to the prior year. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia.
Third-party managed cost of operations was $244.3 million for the year ended December 31, 2018, an increase of $14.9 million, or 6.5%, compared to $229.4 million for the year ended December 31, 2017. On a constant currency basis, third-party managed cost of operations was $244.5 million for the year ended December 31, 2018, an increase of $15.2 million, or 6.6%, compared to the prior year. The increase was due to higher business volume as indicated in revenue when compared to the prior year.
Third-party managed segment contribution (NOI) was $14.8 million for the year ended December 31, 2018, an increase of $1.9 million, or 15.1%, compared to $12.8 million for the year ended December 31, 2017. On a constant currency basis, third-party managed segment contribution (NOI) was $14.6 million for the year ended December 31, 2018, an increase of $1.8 million, or 14.1%, compared to the prior year. Improved margins in this segment were primarily driven by increased volume from our largest retail customer in Australia coupled with increased incentives associated with achieving certain key performance incentive targets.

Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2018 and 2017.

	Year ended December 31,			Change
	2018 actual	2018 constant currency(1)	2017 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$158,790	$161,560	$146,070	8.7%	10.6%

Brokered transportation	117,639	119,643	104,981	12.1%	14.0%
Other cost of operations	25,416	25,908	28,139	(9.7)%	(7.9)%
Total transportation cost of operations	143,055	145,551	133,120	7.5%	9.3%
Transportation segment contribution (NOI)	$15,735	$16,009	$12,950	21.5%	23.6%

Transportation margin	9.9%	9.9%	8.9%	100 bps	100 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including multi-vendor consolidation offerings. Transportation revenues were $158.8 million for the year ended December 31, 2018, an increase of $12.7 million, or 8.7%, compared to $146.1 million for the year ended December 31, 2017. On a constant currency basis, transportation revenues were $161.6 million for the year ended December 31, 2018, an increase of $15.5 million, or 10.6%, compared to the prior year. The strategic shift in our transportation segment resulted in higher revenue of $13.8 million on new and incremental business primarily from our domestic operations, which now focus on providing multi-vendor consolidation programs and dedicated transportation services. Our international operations led to a net revenue decrease of $0.9 million primarily from decreased volume in Argentina offset by incremental transportation services in Australia.
Transportation cost of operations was $143.1 million for the year ended December 31, 2018, an increase of $9.9 million, or 7.5%, compared to $133.1 million for the year ended December 31, 2017. On a constant currency basis, transportation cost of operations was $145.6 million for the year ended December 31, 2017, an increase of $12.4 million, or 9.3%, compared to the prior year. Brokered transportation costs were higher than a year ago primarily as a result of an increase in domestic consolidation programs, higher volume and rate escalations. Additionally, the strategic shift referenced above led to a decline in other cost of operations for the segment. Transportation segment contribution (NOI) was $15.7 million for the year ended December 31, 2018, an increase of $2.8 million, or 21.5%, compared to $13.0 million for the year ended December 31, 2017. Transportation segment margin increased 100 basis points from the prior year, to 9.9% from 8.9%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. On a constant currency basis, transportation segment contribution was $16.0 million for the year ended December 31, 2018, an increase of $3.1 million, or 23.6%, compared to the prior year.

Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the years ended December 31, 2018 and 2017.

	Year ended December 31,		Change
	2018	2017
	(Dollars in thousands)
Quarry revenues	$8,899	$9,666	(7.9)%
Quarry cost of operations	8,279	9,664	(14.3)%
Quarry segment contribution (NOI)	$620	$2	n/m

Quarry margin	7.0%	—%	n/m
n/m: not meaningful
Quarry revenues were $8.9 million for the year ended December 31, 2018, a decrease of $0.8 million, or 7.9%, compared to $9.7 million for the year ended December 31, 2017. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $8.3 million for the year ended December 31, 2018, a decrease of $1.4 million, or 14.3%, compared to $9.7 million for the year ended December 31, 2017. This decrease was primarily due to the recording of an impairment charge of $2.1 million in the second quarter of 2017 to write-down certain limestone inventory held at our quarry operations, which we determined to be not of saleable quality. No such impairment charge was recorded during the year ended December 31, 2018. After excluding the prior year impact of this impairment charge, quarry costs of operations were approximately $0.7 million higher compared to the prior year. During the year ended December 31, 2018, the quarry recognized workers’ compensation expense of approximately $0.5 million related to a current realized claim. In addition, less of the limestone byproduct has been capitalized compared to 2017 due to excess supply.
Quarry segment contribution (NOI) was $0.6 million for the year ended December 31, 2018, as compared to a break even contribution (NOI) for the year ended December 31, 2017, largely driven by the factors described above.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $117.7 million for the year ended December 31, 2018, an increase of $0.9 million, or 0.8%, compared to $116.7 million for the year ended December 31, 2017. This change was primarily due to placing three new facilities into service.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $114.8 million for the year ended December 31, 2018, an increase of $3.8 million, or 3.4%, compared to $110.9 million for the year ended December 31, 2017. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 15% of corporate-level selling, general and administrative expenses for 2018 and 2017. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses compared to the prior year was primarily due to higher stock-based compensation expense we incurred for certain equity incentive awards to certain employees and non-employee directors. Overall, stock-based compensation expense increased $8.0 million compared to the prior year. In addition, we have hired additional resources within our business development, engineering, and human resources functions resulting in an increase of $4.7 million compared to the prior year. Included in corporate-level selling, general and administrative expense for the year ended December 31, 2018, were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. These increases were partially offset by non-recurring charges recorded during the third quarter of 2017. We recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund for hourly, unionized associates at four of our domestic warehouse facilities. No such charge was recorded during the year ended December 31, 2018. Additionally, during the third quarter of 2017, we recorded a one-time charge of $2.1 million representing expense to repair a leased facility to restore the site to its original condition prior to the lease expiration. This charge was subsequently reversed during the fourth quarter of 2018, when the Company was released from this liability by the landlord. After excluding the prior year impact of the pension withdrawal and lease exit charges, as well as the reversal of the lease exit charge in the fourth quarter of 2018, corporate-level selling, general and administrative expenses were $17.0 million higher compared to the prior year, driven by the reasons previously discussed. For the years ended December 31, 2018 and 2017, corporate-level selling, general and administrative expenses were 7.2% and 7.2%, respectively, of total revenues.
Impairment of long-lived assets. For the years ended December 31, 2018 and 2017, we recorded impairment charges of $0.7 million and $9.5 million, respectively, as a result of the planned disposal or exit of certain warehouse facilities, including certain idle facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or letters of intent executed with prospective buyers. All of these impaired assets related to the Warehouse segment, and the related impairment charges are included in the “Impairment of long-lived assets” line item of the consolidated statements of operations for the related periods.
Other Expense
Loss from Partially Owned Entities. For the year ended December 31, 2018, our partially owned entities reported a loss of $1.1 million, a $0.3 million decrease compared to a loss of $1.4 million for the year ended December 31, 2017. The prior year loss included a $1.4 million charge our China JV recorded to write-off a loan receivable from one of its bankrupt customers. While the 2017 charge was non-recurring, the loss in 2018 is driven by increased professional fees related to public company implementation costs, paired with the proportionate share of the $0.3 million charge our China JV recorded in 2018 related to a litigation settlement accrual that is in negotiations and considered probable.
Impairment of Partially Owned Entities. In 2017, we recognized an impairment charge totalling $6.5 million related to our investment in the China JV accounted for under the equity method as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the China JV. The estimated fair value of this investment was determined based on an assessment of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner based on current negotiations. There were no such impairment charges recorded during the year ended December 31, 2018.

The following table presents other items of income and expense for the years ended December 31, 2018 and 2017.

	Year ended December 31,		Change
	2018	2017	%
Other (expense) income:	(In thousands)
Interest expense	$(93,312)	$(114,898)	(18.8)%
Interest income	3,996	1,074	272.1%
Loss on debt extinguishment, modifications and termination of derivative instruments	(47,559)	(986)	n/m
Foreign currency exchange gain (loss), net	2,882	(3,591)	n/m
Other expense - net	(532)	(1,944)	n/m
n/m: not meaningful
Interest expense. Interest expense was $93.3 million for the year ended December 31, 2018, a decrease of $21.6 million, or 18.8%, compared to $114.9 million for the year ended December 31, 2017. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility, which had a weighted average balance of $772.7 million for the year ended December 31, 2017. Furthermore, in December 2018 we entered into the 2018 Recast Credit Facility, further decreasing our contractual interest rate. The average balance of our term loan facility was $479.2 million for the year ended December 31, 2018.
Interest income. Interest income of $4.0 million for the year ended December 31, 2018 was 272.1% higher when compared to $1.1 million for the year ended December 31, 2017. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts.
Loss on debt extinguishment, modifications and termination of derivative instruments. In 2018, we recognized an aggregate $47.6 million loss on debt extinguishment and modifications charge. This was comprised of a write-off of unamortized debt issuance costs in connection with the refinancing of our pre-IPO Senior Secured Credit Facilities in connection with the IPO for $21.4 million, the defeasance of our 2010 CMBS debt for $18.5 million and write-off of related unamortized debt issuance costs of $3.4 million, the write-off of unamortized debt issuance costs in connection with the prepayment of our ANZ Loans for $2.2 million, and the recognition of the remaining unamortized Accumulated other comprehensive loss resulting from the interest rate swaps terminated in connection with the prepayment of our ANZ Loans for $1.8 million.
Foreign currency exchange gain (loss), net. We reported a foreign currency exchange gain of $2.9 million for the year ended December 31, 2018 compared to a $3.6 million loss for the year ended December 31, 2017. The monthly re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the year ended December 31, 2018, as the U.S. dollar strengthened against the Australian dollar as compared to the year ended December 31, 2017. This intercompany loan was repaid in December 2018. In tandem with the repayment, two new intercompany loans were initiated from the U.S. to the Australia and New Zealand entities totaling AUD$153.5 million and NZD$37.5 million, respectively. The Company also entered into cross-currency swaps to hedge the changes in the cash flows of interest and principal payment on these intercompany loans, which qualifies for hedge accounting. As such, the remeasurement of these intercompany loans did not have an impact to earnings in 2018.
Other expense - net. In this line item, which represents income or expense outside our operating segments, we reported other expense - net, of $0.5 million for the year ended December 31, 2018, an increase of

$1.4 million, as compared to $1.9 million other income-net for the year ended December 31, 2017. This change is attributed primarily to higher pension expense in 2017 as a result of lump sum participant settlements.
Income Tax Benefit (Expense)
Income tax benefit for the year ended December 31, 2018 was $3.6 million, which represented a change of $13.0 million, from an income tax expense of $9.4 million for the year ended December 31, 2017. This change was driven by a $3.8 million receivable recorded in 2018 for alternative minimum tax paid and now refundable under the Tax Cuts and Jobs Act (TCJA), paired with lower earnings reported by our taxable REIT foreign subsidiaries which impacted tax expense favorably by $1.7 million. Additionally, a valuation allowance was favorably adjusted by $2.6 million as indefinite-lived assets created under the TCJA can now be used as a source of income when determining the amount subject to offset. In addition, the Company incurred a 2017 excise tax settlement liability in the amount of $4.6 million offset by a $2.3 million income tax benefit recognized in 2017 for the tax rate change due to TCJA.
Comparison of Results for the Years Ended December 31, 2017 and 2016
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2016 constant currency (1)	2016 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$501,604	$501,168	$476,800	5.2%	5.1%
Warehouse services	644,058	640,805	604,067	6.6%	6.1%
Total warehouse segment revenues	1,145,662	1,141,973	1,080,867	6.0%	5.7%

Power	72,408	72,376	71,999	0.6%	0.5%
Other facilities costs (2)	104,713	104,596	102,032	2.6%	2.5%
Labor	509,951	507,715	484,822	5.2%	4.7%
Other services costs (3)	110,262	109,898	107,969	2.1%	1.8%
Total warehouse segment cost of operations	$797,334	$794,585	$766,822	4.0%	3.6%
Warehouse segment contribution (NOI)	$348,328	$347,388	$314,045	10.9%	10.6%

Warehouse rent and storage contribution (NOI) (4)	$324,483	$324,196	$302,769	7.2%	7.1%
Warehouse services contribution (NOI) (5)	$23,845	$23,192	$11,276	111.5%	105.7%

Total warehouse segment margin	30.4%	30.4%	29.1%	130 bps	130 bps
Rent and storage margin (6)	64.7%	64.7%	63.5%	120 bps	120 bps
Warehouse services margin (7)	3.7%	3.6%	1.9%	180 bps	170 bps

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
Warehouse segment revenues were $1.15 billion for the year ended December 31, 2017, an increase of $64.8 million, or 6.0%, compared to $1.08 billion for the year ended December 31, 2016. On a constant currency basis, our warehouse segment revenues were $1.14 billion for the year ended December 31, 2017, an increase of $61.1 million, or 5.7%, compared to the prior year. These increases were primarily driven by a greater proportion of occupancy by customers that paid higher average rates per pallet as well as an increase in warehouse services volumes. The majority of the change in customer composition and related increase in revenues was generated through our domestic operations. The foreign currency translation of revenues incurred by our foreign operations had a $3.7 million favorable impact during the year ended December 31, 2017.
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
Warehouse segment contribution (NOI) was $348.3 million for the year ended December 31, 2017, an increase of $34.3 million, or 10.9%, compared to $314.0 million for the year ended December 31, 2016. On a constant currency basis, warehouse segment contribution was $347.4 million for the year ended December 31, 2017, an increase of $33.3 million, or 10.6%, compared to the prior year.
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

	Year ended December 31,			Change
	2017 actual	2017 constant currency (1)	2016 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$491,174	$490,725	$465,528	5.5%	5.4%
Warehouse services	631,287	627,995	591,994	6.6%	6.1%
Total same store revenues	1,122,461	1,118,720	1,057,522	6.1%	5.8%
Same store cost of operations:
Power	70,101	70,076	68,974	1.6%	1.6%
Other facilities costs	99,448	99,339	94,153	5.6%	5.5%
Labor	498,978	496,689	473,325	5.4%	4.9%
Other services costs	107,055	106,679	105,261	1.7%	1.3%
Total same store cost of operations	$775,582	$772,783	$741,713	4.6%	4.2%

Same store contribution (NOI)	$346,879	$345,937	$315,809	9.8%	9.5%
Same store rent and storage contribution (NOI) (2)	$321,625	$321,310	$302,401	6.4%	6.3%
Same store warehouse services contribution (NOI) (3)	$25,254	$24,627	$13,408	88.4%	83.7%

Total same store margin	30.9%	30.9%	29.9%	100 bps	100 bps
Same store rent and storage margin (4)	65.5%	65.5%	65.0%	50 bps	50 bps
Same store warehouse services margin (5)	4.0%	3.9%	2.3%	170 bps	160 bps

Non-same store revenues:
Rent and storage	$10,430	$10,443	$11,272	(7.5)%	(7.4)%
Warehouse services	12,771	12,810	12,073	5.8%	6.1%
Total non-same store revenues	23,201	23,253	23,345	(0.6)%	(0.4)%
Non-same store cost of operations:
Power	2,307	2,300	3,025	(23.7)%	(24.0)%
Other facilities costs	5,265	5,257	7,879	(33.2)%	(33.3)%
Labor	10,973	11,026	11,497	(4.6)%	(4.1)%
Other services costs	3,207	3,219	2,708	18.4%	18.9%
Total non-same store cost of operations	$21,752	$21,802	$25,109	(13.4)%	(13.2)%

Non-same store contribution (NOI)	$1,449	$1,451	$(1,764)	(182.1)%	(182.3)%
Non-same store rent and storage contribution (NOI) (2)	$2,858	$2,886	$368	676.6%	684.2%
Non-same store warehouse services contribution (NOI) (3)	$(1,409)	$(1,435)	$(2,132)	(33.9)%	(32.7)%

Total warehouse segment revenues	$1,145,662	$1,141,973	$1,080,867	6.0%	5.7%
Total warehouse cost of operations	$797,334	$794,585	$766,822	4.0%	3.6%
Total warehouse segment contribution (NOI)	$348,328	$347,388	$314,045	10.9%	10.6%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
	2017	2016
Same store rent and storage:
Occupancy (1)
Average occupied pallets (in thousands)	2,447	2,414	1.4%
Average physical pallet positions (in thousands)	3,124	3,125	—%
Occupancy percentage	78.3%	77.2%	110 bps
Same store rent and storage revenues per occupied pallet	$200.75	$192.87	4.1%
Constant currency same store rent and storage revenues per occupied pallet	$200.56	$192.87	4.0%

Same store warehouse services:
Throughput pallets (in thousands)	27,038	26,562	1.8%
Same store warehouse services revenues per throughput pallet	$23.34	$22.29	4.7%
Constant currency same store warehouse services revenues per throughput pallet	$23.22	$22.29	4.2%

Non-same store rent and storage:
Occupancy
Average occupied pallets (in thousands)	62	56	9.6%
Average physical pallet positions (in thousands)	91	106	(14.3)%
Occupancy percentage	67.8%	53.0%

Non-same store warehouse services:
Throughput pallets (in thousands)	584	567	2.9%

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
Average occupancy at our same stores was 78.3% for the year ended December 31, 2017, an increase of 110 basis points compared to 77.2% for the year ended December 31, 2016. This growth was primarily the result of an increase of 1.4% in average occupied pallets. The increase in our average occupied pallets primarily resulted from new business and incremental business with existing customers at our domestic and Australian operations, partially offset by a slight decline in the average occupied pallets in our New Zealand and Argentina operations. Same store rent and storage revenues per occupied pallet increased 4.1% compared to the prior year, primarily driven by rate increases and a greater proportion of occupancy by customers that paid higher average rates per pallet. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was approximately the same as the change in same store rent and storage revenues per occupied pallet including the effect of foreign currency fluctuations. This was attributable to the fact that the increase in same store rent and storage revenues from our domestic operations was substantially higher than the increase in same store rent and storage revenues from our foreign operations.

Throughput pallets at our same stores were 27.0 million pallets for the year ended December 31, 2017, an increase of 1.8% from 26.6 million pallets for the year ended December 31, 2016. This increase was largely the result of new and incremental occupancy and throughput from our domestic and Australian customers. Same store warehouse services revenues per throughput pallet increased 4.7% compared to the prior year primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services and, in part, a favorable net effect of foreign currency translation as the increase in warehouse services revenues from our foreign operations was greater than the increase from the same revenues stream at our domestic operations. On a constant currency basis, our same store services revenues per throughput pallet increased 4.2% compared to the prior year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2017 constant currency (1)	2016 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$242,189	$241,674	$252,411	(4.0)%	(4.3)%
Third-party managed cost of operations	$229,364	$228,851	$237,597	(3.5)%	(3.7)%
Third-party managed segment contribution	12,825	12,823	14,814	(13.4)%	(13.4)%

Third-party managed margin	5.3%	5.3%	5.9%	-60 bps	-60 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $242.2 million for the year ended December 31, 2017, a decrease of $10.2 million, or 4.0%, compared to $252.4 million for the year ended December 31, 2016. On a constant currency basis, third-party managed revenues were $241.7 million for the year ended December 31, 2017, a decrease of $10.7 million, or 4.3%, compared to the prior year. These declines were attributable to lower business volume from our largest third-party managed customer, which led to a decline in incentive fees as compared to the prior year.
Third-party managed cost of operations was $229.4 million for the year ended December 31, 2017, a decrease of $8.2 million, or 3.5%, compared to $237.6 million for the year ended December 31, 2016. On a constant currency basis, third-party managed cost of operations was $228.9 million for the year ended December 31, 2017, a decrease of $8.7 million, or 3.7%, compared to the prior year.
Third-party managed segment contribution (NOI) was $12.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 13.4%, compared to $14.8 million for the year ended December 31, 2016. On a constant currency basis, third-party managed segment contribution (NOI) was $12.8 million for the year ended December 31, 2017, a decrease of $2.0 million, or 13.4%, compared to the prior year.

Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2017 and 2016.

	Year ended December 31,			Change
	2017 actual	2017 constant currency (1)	2016 actual	Actual		Constant currency
	(Dollars in thousands)
Transportation revenues	$146,070	$145,043	$147,004	(0.6)%		(1.3)%

Brokered transportation	104,981	104,532	102,897	2.0%		1.6%
Other cost of operations	28,139	27,568	29,689	(5.2)%		(7.1)%
Total transportation cost of operations	133,120	132,100	132,586	0.4%		(0.4)%
Transportation segment contribution (NOI)	$12,950	$12,943	$14,418	(10.2)%		(10.2)%
Transportation margin	8.9%	8.9%	9.8%	-90	bps	-90	bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable warehouse services and consolidation solutions by exiting certain commoditized, non-scalable, or low margin services we have historically offered to our customers. Transportation revenues were $146.1 million for the year ended December 31, 2017, a decrease of $0.9 million, or 0.6%, compared to $147.0 million for the year ended December 31, 2016. On a constant currency basis, transportation revenues were $145.0 million for the year ended December 31, 2017, a decrease of $2.0 million, or 1.3%, compared to the prior year. The strategic shift in our transportation segment resulted in higher revenue of $3.3 million on higher rates and more profitable transportation services in our domestic operations. Transportation services from our international operations led to a revenue decline of $4.4 million primarily as a result of lower volume from an Australian customer.
Transportation cost of operations was $133.1 million for the year ended December 31, 2017, an increase of $0.5 million, or 0.4%, compared to $132.6 million for the year ended December 31, 2016. On a constant currency basis, transportation cost of operations was $132.1 million for the year ended December 31, 2017, a decrease of $0.5 million, or 0.4%, compared to the prior year. Brokered transportation costs were slightly higher than a year ago primarily as a result of an increase in domestic consolidation programs. However, the strategic shift referenced above together with lower volume from our international operations led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $13.0 million for the year ended December 31, 2017, a decrease of $1.5 million, or 10.2%, compared to $14.4 million for the year ended December 31, 2016. Transportation segment margin decreased 90 basis points compared to the prior year, to 8.9% from 9.8%. Despite increased margins and greater efficiencies in our domestic transportation operations, the overall decrease in margins resulted from slightly lower margins in our international transportation business. On a constant currency basis, transportation segment contribution was $12.9 million for the year ended December 31, 2017, a decrease of $1.5 million, or 10.2%, compared to the prior year.

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
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $110.9 million for the year ended December 31, 2017, an increase of $14.2 million, or 14.7%, compared to $96.7 million for the year ended December 31, 2016. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 15% of corporate-level selling, general and administrative expenses for 2017 and 2016. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses was primarily due to higher professional fees incurred in preparation for the IPO, and higher bonus and incentive expense resulting from improved operational results. During the year ended December 31, 2017 we recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund for hourly, unionized associates at four of our domestic warehouse facilities. No such charge was recorded during the year ended December 31, 2016. In addition, in the third quarter of 2017, we recorded a $2.1 million expense to repair a leased warehouse facility to restore the site to its original condition prior to the lease. For the years ended December 31, 2017 and 2016, corporate-level selling, general and administrative expenses were 7.2% and 6.5%, respectively, of total revenues.

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
Other Expense
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
The following table presents other items of income and expense for the years ended December 31, 2017 and 2016.

	Year ended December 31,		Change
	2017	2016
Other (expense) income:	(Dollars in thousands)
Interest expense	$(114,898)	$(119,552)	(3.9)%
Interest income	1,074	708	51.7%
Loss on debt extinguishment, modifications and termination of derivative instruments	(986)	(1,437)	n/m
Foreign currency exchange (loss) gain	(3,591)	464	n/m
Other expense—net	(1,944)	(1,368)	42.1%
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

Loss on debt extinguishment, modifications and termination of derivative instruments. As part of the January 2017 amendment of our Senior Secured Term Loan B Facility, and in connection with the pay-off of certain mortgage notes using incremental borrowings under the same facility in May of 2017, we recognized a $1.0 million charge to write-off unamortized debt issuance costs on the mortgage notes extinguished and debt modification costs on the Senior Secured Term Loan B Facility that could not be capitalized. In 2016, we recognized similar charges totalling $1.4 million related to the extinguishment of other mortgage notes and the refinancing of our Senior Secured Term Loan B Facility.
Foreign currency exchange (loss) gain. We reported a foreign currency exchange loss of $3.6 million for the year ended December 31, 2017 compared to a $0.5 million gain for the year ended December 31, 2016. The monthly re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a larger foreign currency exchange loss in the year ended December 31, 2017, as the U.S. dollar weakened against the Australian dollar compared to the year ended December 31, 2016.
Other expense—net. Other expense-net, which represented income outside our operating segments, was $1.9 million for the year ended December 31, 2017, an increase of $0.6 million, or 42.1% compared to $1.4 million for the year ended December 31, 2016. Other expense-net in 2016 included proceeds of $3.1 million from the business interruption claim related to the disruption at our Dallas facility, whereas proceeds from the same claim were $0.6 million in 2017.
Income Tax Expense
Income tax expense for the year ended December 31, 2017 was $9.4 million, an increase of $3.5 million, or 59.8% compared to $5.9 million for the year ended December 31, 2016. During 2017, we reached a settlement with the Internal Revenue Service for payment of an excise tax in the amount of $4.3 million, including interest to resolve the matter for years prior to 2017 with an expected payment of $0.7 million to be made to resolve 2017 year. The settlement was reached with respect to a ruling request for confirmation of certain tax positions we believed qualified for the treatment we historically applied on the Company’s tax returns.

Net Effect of Foreign Currency Translation for Comparative Periods
In order to provide a framework for assessing how our underlying businesses performed on an overall basis during the comparison periods presented above, excluding the effect of foreign currency fluctuations, the table below provides an overview of the aggregate effect of foreign currency fluctuations by showing the actual and constant currency results of each of the comparison periods translated into U.S. dollars at the average foreign exchange rates applicable during the year ended December 31, 2016. Constant currency results are not measurements of financial performance under U.S. GAAP, and our constant currency results should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP.

	Actual currency exchange rates
	Year ended December 31,			Year ended December 31,			Compound annual growth rate 2016-2018
	2018 actual currency	2017 actual currency	2016 actual currency	2018 constant currency (1)	2017 constant currency (1)	2016 constant currency	Actual currency	Constant currency
	(In thousands)
Warehouse Segment
Rent and storage revenue	$514,755	$501,604	$476,800	$519,950	$501,168	$496,015	3.9%	2.4%
Warehouse services revenue	662,157	644,058	604,067	668,330	640,805	632,105	4.7%	2.8%
Total warehouse revenue	$1,176,912	$1,145,662	$1,080,867	$1,188,280	$1,141,973	$1,128,120	4.3%	2.6%
Rent and storage contribution (NOI)	$337,805	$324,483	$302,769	$340,611	$324,196	$315,744	5.6%	3.9%
Warehouse services contribution (NOI)	36,729	23,845	11,276	35,800	23,192	10,079	80.5%	88.5%
Total warehouse contribution (NOI)	$374,534	$348,328	$314,045	$376,411	$347,388	$325,823	9.2%	7.5%
Third-Party Managed Segment
Revenue	$259,034	$242,189	$252,411	$259,151	$241,674	$256,745	1.3%	0.5%
Contribution (NOI)	14,760	12,825	14,814	14,627	12,823	15,340	(0.2)%	(2.4)%
Transportation Segment
Revenue	$158,790	$146,070	$147,004	$161,560	$145,043	$164,752	3.9%	(1.0)%
Contribution (NOI)	15,735	12,950	14,418	16,009	12,943	16,947	4.5%	(2.8)%
Quarry
Revenue	$8,899	$9,666	$9,717	$8,899	$9,666	$9,717	(4.3)%	(4.3)%
Contribution (NOI)	620	2	2,368	620	2	2,368	(48.8)%	(48.8)%
Total Revenue	$1,603,635	$1,543,587	$1,489,999	$1,617,890	$1,538,356	$1,559,334	3.7%	1.9%
Total Segment Contribution (NOI)	$405,649	$374,105	$345,645	$407,667	$373,156	$360,478	8.3%	6.3%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to December 31, 2016.

Liquidity and Capital Resources of the Parent Company

In this section and in the section “Liquidity and Capital Resources of the Operating Partnership” below, the term “Parent Company” refers to Americold Realty Trust on an unconsolidated basis, excluding our operating partnership.

Analysis of Liquidity and Capital Resources

Our Parent Company’s business is operated primarily through our operating partnership, of which our Parent Company is the sole general partner and limited partner, and for which it consolidates for financial reporting purposes. Because our Parent Company operates on a consolidated basis with our operating partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of our Parent Company on a consolidated basis and how our Company is operated as a whole.

Our Parent Company issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our Parent Company itself does not hold any indebtedness other than guarantees of the indebtedness of our operating partnership and certain of its subsidiaries, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our Parent Company and our operating partnership are the same on their respective financial statements. However, all debt is held directly or indirectly at the operating partnership level. Our Parent Company’s principal funding requirement is the payment of dividends on its common and preferred stock. Our Parent Company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

As the sole general partner of our operating partnership, our Parent Company has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control. Our Parent Company causes our operating partnership to distribute such portion of its available cash as our Parent Company may in its discretion determine, in the manner provided in our operating partnership’s partnership agreement. Our Parent Company receives proceeds from its equity issuances from time to time, but is generally required by our limited partnership agreement to contribute the proceeds from its equity issuances to our operating partnership in exchange for partnership units of our operating partnership.

The liquidity of our Parent Company is dependent on our operating partnership’s ability to make sufficient distributions to our Parent Company. The primary cash requirement of our Parent Company is its payment of dividends to its shareholders. Our Parent Company also guarantees our operating partnership’s, as well as certain of its subsidiaries’ and affiliates’, unsecured debt. If our operating partnership or such subsidiaries fail to fulfill their debt requirements, which trigger Parent Company guarantee obligations, then our Parent Company will be required to fulfill its cash payment commitments under such guarantees. However, our Parent Company’s only material asset is its investment in our operating partnership.

We believe our Operating Partnership’s sources of working capital, specifically its cash flow from operations, and funds available under its revolving credit facility are adequate for it to make its distribution payments to our Parent Company and, in turn, for our Parent Company to make its dividend payments to shareholders. However, we cannot assure you that our operating partnership’s sources of capital will continue to be available at all or in amounts sufficient to meet its needs, including making distribution payments to our Parent Company. The lack of availability of capital could adversely affect our operating partnership’s ability to pay its distributions to our Parent Company, which would in turn, adversely affect our Parent Company’s ability to pay cash dividends to its shareholders.
Dividends and Distributions
Our Parent Company is required to distribute 90% of its taxable income (excluding capital gains) on an annual basis in order for it to continue to qualify as a REIT for federal income tax purposes. Accordingly, our Parent Company intends to make, but is not contractually bound to make, regular quarterly distributions to shareholders from cash flow from our operating partnership’s operating activities. While historically our Parent Company has satisfied this distribution requirement by making cash distributions to its shareholders, it may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Parent Company’s board of trustees. Our Parent Company considers market factors and our operating partnership’s performance in addition to REIT requirements in determining distribution levels. Our Parent Company has distributed at least 100% of its taxable income annually since inception to minimize corporate level federal income taxes. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our Parent Company’s status as a REIT.
As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our Parent Company may need to continue to raise capital in the debt and equity markets to fund our operating partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our Parent Company may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our Parent Company’s REIT status.
Our Parent Company declared the following dividends on its common and preferred shares during the years ended December 31, 2018 , 2017 and 2016 (in thousands, except per share amounts):

2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.1875	27,250	—	27,246	—
June (d)				(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July				28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.1875	28,072	—	28,072
October(e)			—	(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October			—	28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January 2019	$0.1875	28,218	—	—	—
		$104,976		$76,523

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

(d)	Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.

(e)	Declared in September and included in the $28.1 million declared, see description to the right regarding timing of payment.

2017
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421		April
June	0.073	5,054	2,422		July
September	0.073	5,053	2,421		October
December	$0.073	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to holders of Series B Preferred Shares			$28,436

(a)	Participating dividend.

(b)	Paid in equal quarterly amounts along with the participating dividend.

2016
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421		April
June	0.073	5,054	2,422		July
September	0.073	5,053	2,421		October
December	$0.073	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to holders of Series B Preferred Shares			$28,436

(a)	Participating dividend.

(b)	Paid in equal quarterly amounts along with the participating dividend.
Liquidity and Capital Resources of the Operating Partnership
In this section, the terms “we”, “our” and “us” refer to our operating partnership together with its consolidated subsidiaries or our Operating Partnership and our Parent Company together with their consolidated subsidiaries, as the context requires.
Analysis of Liquidity and Capital Resources
Our Parent Company is our sole general partner and consolidates our results of operations for financial reporting purposes. Because we operate on a consolidated basis with our Parent Company, the section entitled “Liquidity and Capital Resources of the Parent Company” should be read in conjunction with this section to understand our liquidity and capital resources on a consolidated basis.

We currently expect that our principal sources of funding for working capital, facility acquisitions, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•	current cash balances;

•	cash flows from operations;

•	borrowings under our 2018 Senior Unsecured Credit Facilities; and

•	other forms of unsecured debt financings and equity offerings.
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
Our bad debt expense was $2.3 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we maintained bad debt allowances of approximately $5.7 million, which we believed to be adequate.
Distributions
All distributions on our units are at the discretion of our Parent Company's board of trustees. In 2018, 2017 and 2016, our operating partnership declared and paid the following distributions (in thousands):

2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
January (e)	5,750	5,750
March/April	20,145	20,165
March (b)		(79)
June/July	27,250	27,274
June (c)		(114)
September (e)	2,455	2,455
September/October	28,072	28,100
October(d)		(114)
December/January	28,218	—
	$115,132	$86,679

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

(b)	Distribution equivalents declared in March and included in the $20.1 million, accrued on unvested restricted stock units to be paid when the awards vest.

(c)	Distribution equivalents declared in June and included in the $27.3 million, accrued on unvested restricted stock units to be paid when the awards vest.

(d)	Distribution equivalents declared in September and included in the $28.1 million, accrued on unvested restricted stock units to be paid when the awards vest.

(e)
Distribution was paid to Parent for payment of underwriters' costs in conjunction with the offering completed in the respective quarter, and for conversion of Series A Preferred shares in connection with the IPO.

2017
Month Declared/Paid	Distributions Paid
(In thousands)
March/April	$12,161
June/July	12,171
September/October	12,162
December	12,172
$48,666

2016
Month Declared/Paid	Distributions Paid
(In thousands)
March/April	$12,161
June/July	12,171
September/October	12,162
December	12,172
$48,666

Outstanding and Available Indebtedness
The following table presents our outstanding indebtedness as of December 31, 2018 and 2017.

			Effective interest rate (2) as of December 31, 2018	Outstanding principal amount at
Indebtedness	Stated maturity date	Contractual interest rate (1)		December 31, 2018	December 31, 2017
2010 Mortgage Loans				(In thousands)
Component A-1	1/2021	3.86%	4.40%	$—	$56,941
Component A-2-FX	1/2021	4.96%	5.38%	—	150,334
Component A-2-FL	1/2021	L+1.51%	2.94%	—	48,654
Component B	1/2021	6.04%	6.48%	—	60,000
Component C	1/2021	6.82%	7.28%	—	62,400
Component D	1/2021	7.45%	7.92%	—	82,600
Total 2010 Mortgage Loans				—	460,929

2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	187,957	194,223
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				289,957	296,223

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	n/a	200,000	—
Series B 4.86% notes due 2029	1/2029	4.86%	n/a	400,000	—
Total Senior Unsecured Notes				600,000	—

ANZ Term Loans
Australia Term Loan (1)	6/2020	BBSY+1.40%	4.62%	—	158,645
New Zealand Term Loan (1)	6/2020	BKBM+1.40%	5.21%	—	31,240
2018 Senior Unsecured Term Loan A Facility (1)	1/2023	L+1.45%	4.23%	475,000	—
2015 Senior Secured Term Loan B Facility	12/2022	L+3.75%	5.79%	—	806,918
Total principal amount of mortgage notes, unsecured senior notes and term loans				1,364,957	1,753,955
Less deferred financing costs				(13,666)	(25,712)
Less debt discount				(277)	(6,285)
Total mortgage notes, unsecured senior notes and term loans, net of deferred financing costs and debt discount				$1,351,014	$1,721,958

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+1.45%	0.34%	$—	$—
2015 Senior Secured Revolving Credit Facility(1)	12/2018	L+3.00%	3.92%	$—	$—
Construction Loan:
Warehouse Clearfield, UT (1)	2/2019	L+3.25%	5.18%	$—	$19,671
Less deferred financing costs				—	(179)
				$—	$19,492

(1)	References in this table to LIBOR are references to one-month LIBOR and references to BBSY and BKBM are to Australian Bank Bill Swap Bid Rate and New Zealand Bank Bill Reference Rate, respectively.

(2)
The effective interest rate includes effects of amortization of the deferred financing costs and debt discount. The weighted average effective interest rate for total debt was 5.04% and 5.68% as of December 31, 2018 and 2017, respectively.

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
In January 2017, we lowered the credit spread on the outstanding tranches of the Senior Secured Term Loan B Facility from 4.75% to 3.75% per year plus one month LIBOR with a 1% floor.
In February 2017, we obtained an increase in the size of our 2017 Senior Secured Revolving Credit Facility of $20.0 million, for a total commitment of $170.0 million.
In May 2017, we issued a $110.0 million incremental term loan under our Senior Secured Term Loan B Facility and used the net proceeds to release, among other things, three properties from the 2010 Mortgage Loans collateral pool (as described below), and repay$26.2 million of our 2010 Mortgage Loans. Two of these properties were added to the borrowing base supporting our 2015 Senior Secured Revolving Credit Facility.

Borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest, at our election, at the then-applicable margin plus an applicable one-month LIBOR or base rate interest rate. Base rate was defined as the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varied between (i) in the case of LIBOR-based loans, 3.00% and 3.50% and (ii) in the case of base rate loans, 2.00% and 2.50%, in each case, based on changes in our credit ratings. In addition, any unused portion of our 2015 Senior Secured Revolving Credit Facility was subject to an annual 0.40% commitment fee. As of December 31, 2017, borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest at 3.00% per year plus one-month LIBOR, or 4.57% per annum. As of that date, we had no amounts outstanding under the 2015 Senior Secured Revolving Credit Facility, but we applied approximately $33.8 million of that credit facility to backstop certain outstanding letters of credit. In connection with entering into the original agreement and subsequent amendments for the 2015 Senior Secured Revolving Credit Facility, we capitalized approximately $3.4 million of debt issuance costs, which we amortize as interest expense under the effective interest method. As of December 31, 2017, the $1.2 million unamortized balance of these debt issuance costs was included in "Other assets" in the accompanying consolidated balance sheet.

After giving effect to the May 2017 amendments described above, the outstanding tranches of term loans under our Senior Secured Term Loan B Facility bore interest, at our election, at (i) 3.75% per year plus one-month LIBOR with a 1.0% floor or (ii) 2.75% per year plus a base rate with a 2.0% floor. The principal amount of the term loans outstanding under our Senior Secured Term Loan B Facility was subject to principal amortization in quarterly installments of approximately $2.0 million until the maturity date thereof, with a final payment of the balance that was due on December 1, 2022. As of December 31, 2017, $806.9 million were outstanding under our Senior Secured Term Loan B Facility, which was prepayable without premium or penalty. In connection with entering into the agreement and subsequent amendments for the Senior Secured Term Loan B Facility, we capitalized a total Original Issue Discount (OID) of $8.4 million and incurred debt issuance costs of approximately $21.6 million, of which $18.8 million were capitalized. The OID and capitalized debt issuance costs are amortized as interest expense under the effective interest method. As of December 31, 2017, approximately $21.0 million unamortized balance of OID and debt issuance costs related to the Senior Secured Term Loan B Facility, in the aggregate, was classified as a contra-liability to the "Mortgage notes, senior unsecured notes and term loans" line item of the accompanying consolidated balance sheet.
Our pre-IPO Senior Secured Credit Facilities were guaranteed by certain subsidiaries of our operating partnership and were secured by a pledge in the stock of certain subsidiaries of our operating partnership, and contained certain financial covenants relating to the maintenance of a specified borrowing base coverage ratio, a total leverage ratio and a fixed charge coverage ratio and other customary covenants.
Post-IPO Senior Secured Credit Facilities
In January 2018, simultaneously with the IPO, we closed on a five year, $525.0 million Senior Secured Term Loan A Facility and a three year, $400.0 million Senior Secured Revolving Credit Facility, which we refer to as the 2018 Senior Secured Credit Facilities. Our 2018 Senior Secured Revolving Credit Facility has a one-year extension option subject to certain conditions. We used the net proceeds from the IPO transactions, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $806.9 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility plus accrued and unpaid interest, to repay $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, and for working capital.

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
Borrowings under our 2018 Senior Secured Credit Facilities bear interest, at our election, at the then-applicable margin plus an applicable LIBOR or base rate interest rate. The base rate was the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varied between (i) in the case of LIBOR-based loans, 2.35% and 3.00% and (ii) in the case of base rate loans, 1.35% and 2.00%, in each case, based on changes in our total leverage. In addition, any unused portion of our 2018 Senior Secured Revolving Credit Facility was subject to an annual 0.30% commitment fee at times that we were utilizing at least 50% of our outstanding revolving credit commitments or an annual 0.040%

commitment fee at times that we were utilizing less than 50% of our revolving credit commitments, in each case, based upon the actual daily unused portion of our 2018 Senior Secured Revolving Credit Facility.
During the second quarter of 2018, the applicable margin in the case of LIBOR-based loans was reduced to 2.35% from 2.50%.
During the third quarter of 2018, we reduced our application of the Senior Secured Revolving Credit Facility for letters of credit from $33.6 million to $32.7 million.

Prior to the December 2018 refinancing, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.35%. In addition, we applied approximately $29.6 million of our 2018 Senior Secured Revolving Credit Facility to backstop certain outstanding letters of credit.

Our 2018 Senior Secured Credit Facilities were guaranteed by our company and certain eligible subsidiaries of our operating partnership and secured by a pledge in the stock of certain subsidiaries of our operating partnership. Additionally, it contained certain representations, covenants and other terms customary for a publicly traded REIT.
2018 Recast Credit Facility
On December 4, 2018, we entered into a recast credit agreement to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method.

As of December 31, 2018, $5.4 million of unamortized debt issuance costs related to the revolving credit facility is included in "Other assets" in the accompanying consolidated balance sheet.

Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At December 31, 2018, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $3.1 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.9 billion.
Our 2018 Senior Secured Credit Facilities contain representations, covenants and other terms customary for a publicly traded REIT. In addition, our 2018 Senior Secured Credit Facilities contain certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum pro forma fixed charge coverage ratio of greater than or equal to 1.40 to 1.00 which increased to 1.50 to 1.00 in the first quarter of 2018;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $900 million plus 70% of any future net equity proceeds following the completion of the IPO transactions; and

•	a maximum recourse secured debt ratio of less than or equal to 20% of our total asset value.
Our 2018 Senior Secured Credit Facilities are fully recourse to our operating partnership. As of December 31, 2018, the Company was in compliance with all debt covenants.

$400 million Senior Unsecured 4.86% Notes due 2029 and $200 million Senior Unsecured 4.68% Notes due
2026

On November 6, 2018, we priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), collectively referred to as the debt private placement. The transaction closed on December 4, 2018. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The initial July 8, 2019 payment will include interest accrued since December 4, 2018. The notes are our general unsecured senior obligations and are guaranteed by us and our subsidiaries. We applied a portion of the proceeds of the debt private placement to complete the defeasance of the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART, or the 2010 Mortgage Loans. We applied the remaining proceeds to the Australian term loan and the New Zealand term loan, or the ANZ Loans. See below for further detail regarding the early extinguishment of debt under 2010 Mortgage Loans and ANZ Loans.

The Series A and Series B senior notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.

If a change in control occurs for us, we must issue an offer to prepay the remaining portion of the debt to the lenders. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest.

The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, we are required to maintain at all times a credit rating for each series of notes from a nationally recognized statistical rating organization. The 2018 Senior Secured Credit Facilities require compliance with other financial covenants on a quarterly or on occurrence basis.

• a maximum leverage ratio of less than or equal to 60% of our total asset value;
• a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;
• a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00;
• a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00;
• a maximum total secured indebtedness ratio of less than 0.40 to 1.00

ANZ Loans
In June 2015, we entered into syndicated facility agreements in each of Australia and New Zealand, which we refer to collectively as the ANZ Loans, and separately as the Australian term loan and the New Zealand term loan. The ANZ Loans were non-recourse to us and our U.S. subsidiaries.
The Australian term loan was an AUD$203.0 million five-year syndicated facility. The $151.1 million net proceeds that we borrowed under this facility were used to repay the AUD$19.0 million mortgage loan on one of our facilities, return AUD$30.0 million of capital to our domestic subsidiary owning the equity of our Australian subsidiary, repay an intercompany loan totaling CAD$47.6 million, and return AUD$70.0 million to the United States in the form of a long-term intercompany loan and working capital. This facility was secured by our owned real property and equity of certain of our Australian subsidiaries and bore interest at a floating rate of Australian Bank Bill Swap Bid Rate plus 1.4%. The Australian term loan was fully prepayable without penalty.
The New Zealand term loan was a NZD$44.0 million five-year syndicated facility. The $29.3 million net proceeds that we borrowed under this facility were used to repay an intercompany loan plus interest totaling NZD$28.3 million, make a NZD$14.3 million dividend, and fund working capital. The facility was secured by our owned real property, leased assets and equity of certain of our New Zealand subsidiaries, and bore interest at a floating rate of New Zealand Bank Bill Swap Bid Rate plus 1.4%.
The New Zealand term loan was fully prepayable without penalty. In connection with entering into the agreement for the ANZ Loans, we capitalized direct transaction-related costs and expenses of approximately $6.3 million as debt issuance costs. As part of the ANZ Loans, we entered into interest rate swaps to effectively fix the interest rates on 75% of the notional balances.
The ANZ Loans were repaid in December 2018 using proceeds from the issuance of the Senior Unsecured Notes. In order to repay the ANZ Loans, the operating partnership initiated intercompany loans to the Australia and New Zealand subsidiaries, in combination with the repayment of a pre-existing intercompany loan payable to Australia totaling AUD$49.5 million, and a capital contribution of NZD$7.8 million from the US to New Zealand. We entered into cross-currency swaps to hedge the cash flow variability from the impact of changes in foreign currency on the periodic interest payments and the final principal repayments of the intercompany loans.
In total, $176 million was paid to extinguish the remaining outstanding principal, and $1.8 million was paid to terminate the related interest rate swaps. As a result of terminating the interest rate swaps and related hedge accounting treatment, the remaining net fair value recorded in other comprehensive income (loss) was reclassified to loss on debt extinguishment. Additionally, $0.1 million in legal fees and $2.2 million of unamortized deferred financing costs were expensed to loss on debt extinguishment in conjunction with the loan prepayment.
Construction Loans
In February 2017, certain of our subsidiaries entered into a $24.1 million construction loan with the National Bank of Arizona to finance the development of an expansion to our Clearfield, Utah distribution facility. The facility was secured by a mortgage on the property and the repayment of the construction loan was guaranteed by us. This construction loan, which had an outstanding balance of $19.7 million at December 31, 2017, bore interest, at our election, at a floating rate of one-month LIBOR plus 3.25% or the bank defined prime rate (which may not be lower than LIBOR) and was scheduled to mature in February 2019.
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
Both construction loans were repaid in January 2018 in connection with the IPO.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2018, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2018 was 1.70x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt included six separate components, which were comprised of independent classes of certificates and seniority. The components were cross-collateralized and cross-defaulted. No principal payments were required on five of the six components until the stated maturity date in January 2021, and one component required monthly principal payments of $1.4 million. Interest was payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components were fixed, and ranged from 3.86% to 7.45% per annum. One component had a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintained an interest rate cap on the variable rate tranche that caps one-month LIBOR at 6.0%. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general business purposes.
The 2010 Mortgage Loans were initially collateralized by 53 warehouses. In November 2014, we sold one of the warehouses collateralizing the 2010 Mortgage Loans for $9.5 million, and $6.0 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2015, we sold three warehouses for $9.4 million, and $6.1 million of the proceeds were used to pay down the 2010 Mortgage Loans. In 2017, we used a portion of the net proceeds from incremental borrowings under our existing Senior Secured Term Loan B Facility to pay down $26.2 million of the 2010 Mortgage Loans. As a result, two warehouses were transferred from the collateral base of the 2010 Mortgage Loans to the existing Senior Secured Revolving Credit Facility borrowing base, and one was released and positioned for sale. The terms that governed the 2010 Mortgage Loans required us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses.
The 2010 Mortgage Loans were extinguished in December 2018 using proceeds from the Senior Unsecured Notes. The Company paid $416.7 million in consideration to defease the fixed rate component of the 2010 Mortgage Loans, including principal of $394.8 million, a defeasance fee of $18.5 million and other fees of $0.1 million. The Company paid $48.8 million in consideration to repay the floating rate component of the 2010 Mortgage Loans. Upon extinguishment of the 2010 Mortgage Loans, the $15.5 million balance of restricted cash was released for operating purposes. In accordance with the defeasance agreement on the fixed rate component of the 2010 Mortgage Loans, a successor borrower assumed all responsibilities of the Company under the original loan agreement. The transaction was accounted for as an extinguishment of debt.
Debt Covenants

Our senior unsecured credit facility, the senior unsecured notes, and mortgage loan require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and our ability to enter into certain types of transactions or exposures in the normal course of business. As of December 31, 2018, we were in compliance with all debt covenants.

Loss on debt extinguishment, modifications and termination of derivative instruments

During 2018, we completed multiple refinancing and extinguishment of debt transactions resulting in amount recorded to Loss on debt extinguishment, modifications and termination of derivative instruments. During the first quarter of 2018, simultaneous with the IPO, we closed on a Senior Secured Term Loan A and repaid the Term Loan B. Shortly thereafter, we amended the facility by repaying a portion of the Term Loan A and increasing the capacity on the revolving credit facility. The total amount recorded to Loss on debt extinguishment, modifications and termination of derivative instruments as a result of these transactions totaled $21.4 million, representing the write-off of unamortized deferred financing costs and debt discount from Term Loan B. During the fourth quarter of 2018, the 2010 Mortgage Loans were extinguished. This resulted in an $18.5 million defeasance fee, as well as a $3.4 million write-off of unamortized deferred financing costs recorded to Loss on debt extinguishment, modifications and termination of derivative instruments. Additionally, during the fourth quarter of 2018, the ANZ Loans were fully prepaid, which resulted in a write-off of $2.2 million in unamortized deferred financing costs and $1.8 million charge for termination of the related interest rate swaps, both recorded to Loss on debt extinguishment, modifications and termination of derivative instruments.

The aggregate maturities of our total indebtedness as of December 31, 2018, including amortization of principal amounts due under the Term Loan A, senior unsecured notes and mortgage notes for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2019	$6,513
2020	6,750
2021	7,035
2022	7,312
2023	737,347
Thereafter	600,000
Aggregate principal amount of debt	1,364,957
Less unamortized discount and deferred financing costs	(13,943)
Total debt net of discount and deferred financing costs	$1,351,014
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from two nationally recognized credit rating agencies. During the fourth quarter of 2018, the Company received its inaugural investment grade ratings of BBB with a Stable outlook from both Fitch and Morningstar. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor "Adverse changes in our credit ratings could negatively impact our financing activity" for further details regarding the potential impacts from changes to our credit ratings.
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
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2018, 2017 and 2016. The decrease in recurring maintenance capital expenditures from 2017 was primarily related to various roof replacement projects in our facilities located in Australia and New Zealand.

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per cubic foot amounts)
Real estate	$37,613	$44,102	$36,153
Personal property	3,175	1,890	3,213
Information technology	3,187	3,914	5,079
Total recurring maintenance capital expenditures	$43,975	$49,906	$44,445

Total recurring maintenance capital expenditures per cubic foot	$0.048	$0.053	$0.047
Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
	2018	2017	2016
	(In thousands, except per cubic foot amounts)
Real estate	$19,813	$21,467	$20,956
Personal property	32,536	31,254	30,888
Total repair and maintenance expenses	$52,349	$52,721	$51,844

Repair and maintenance expenses per cubic foot	$0.057	$0.056	$0.055
Growth and Expansion Capital Expenditures
Growth and expansion capital expenditures are capitalized investments made to support both our customers and our warehouse expansion and development initiatives. It also includes investments in enhancing our information technology platform. Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions, acquisitions of reusable incremental material handling equipment, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, rapid-close doors and alternative-power generation technologies. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality.
The decrease in expenditures can be attributed to the reduction in construction and acquisition activity. The reduction in construction activity is primarily due to three buildings being constructed in 2017 compared to the two buildings in 2018. In 2017, Clearfield, Middleboro and Rochelle were under construction and at the end of the third quarter of 2017, our Clearfield facility was placed into service and spending was ceased. In 2018, only our Middleboro and Rochelle facilities were under construction with our Middleboro facility announcing its grand opening in August 2018. The Rochelle facility expansion is expected to be completed during the first quarter of

2019. Furthermore, the purchase of our building in San Antonio in 2017 contributed to the decrease in expenditures, as there have been no facility acquisitions during 2018.
The following table sets forth our growth and expansion capital expenditures for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Expansion and development initiatives	$72,049	$102,653	$27,529
Information technology	3,686	5,973	4,649
Total growth and expansion capital expenditures	$75,735	$108,626	$32,178

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage and term loans	$1,364,957	$6,513	$13,785	$744,659	$600,000
Interest on mortgage and term loans (1)	422,891	69,138	138,149	99,720	115,884
Sale leaseback financing obligations, including interest (2)	220,038	16,829	34,438	35,511	133,260
Capital lease obligations, including interest	48,622	12,415	22,138	7,494	6,575
Operating leases	93,949	25,453	31,641	16,098	20,757
Growth and expansion commitments(3)	54,382	54,382	—	—	—
Total (4)	$2,204,839	$184,730	$240,151	$903,482	$876,476

(1)
Interest payable is based on interest rates in effect at December 31, 2018. Amounts include variable-rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2018.

(2)
Sale leaseback financing obligations are subject to multiple expiration dates and bear interest rates that vary from 7.00%-19.59%. For more information, see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
Growth and expansion commitments reflect open commitments related to a construction expansion project expected to be completed during the first quarter of 2019 as well as a potential land purchase backstopped by a customer if construction is not substantially commenced within certain parameters.

(4)
The table above excludes $2.3 million (included in 'Other assets' in the accompanying Consolidated Balance Sheet) aggregate fair value as of December 31, 2018 of two cross-currency swap agreements expiring in 2023 and 2026.

Historical Cash Flows
The following summary discussion of our cash flows is based on the consolidated statements of cash flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017 and Comparison of Year Ended December 31, 2017 to Year Ended December 31, 2016

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$188,171	$163,327	$118,781
Net cash used in investing activities	(125,703)	(138,831)	(41,653)
Net cash provided by (used in) financing activities	84,942	(18,604)	(95,322)
Operating Activities
For the year ended December 31, 2018, our net cash provided by operating activities was $188.2 million, an increase of $24.8 million, or 15.2%, compared to $163.3 million for the year ended December 31, 2017. The increase was primarily attributable to operating income of $180.0 million for the year ended December 31, 2018, an increase of $43.0 million, or 31.4%, from $137.0 million for the the year ended December 31, 2017. Further contributing to the increase in our net cash provided by operating activities is a $21.0 million decrease in interest payments.

For the year ended December 31, 2017, our net cash provided by operating activities was $163.3 million, an increase of $44.5 million, or 37.5%, compared to $118.8 million for the year ended December 31, 2016. The increase was primarily attributable to operating income of $137.0 million for the year ended December 31, 2017, an increase of $4.9 million, or 3.7%, from $132.1 million for the the year ended December 31, 2016. Contributing to the increase in our net cash provided by operating activities are a $8.5 million decrease in interest payments and favorable changes in working capital primarily driven by better collections on accounts receivable from major customers in our domestic operations.
Investing Activities
Our net cash used by investing activities was $125.7 million for the year ended December 31, 2018, a decrease of $13.1 million, or 9.5%, compared to $138.8 million for the year ended December 31, 2017. Additions to property, plant, and equipment of $145.2 million during 2018 accounted for the use of cash in investing activities and included outlays mainly associated with the expansion of our warehouse facility in Rochelle, IL and the purchase of a portion of a facility that was previously operated in under a lease agreement. Net proceeds of $19.5 million were primarily from the sale of two warehouse facilities, which partially offset the additions to property, plant and equipment.
Our net cash used by investing activities was $138.8 million for the year ended December 31, 2017, an increase of 97.1 million, or 232.9%, compared to $41.7 million for the year ended December 31, 2016. Additions to property, plant, and equipment of $149.0 million during 2017 included, among others, the acquisition of a new warehouse facility in the United States of approximately $32.0 million, and construction in progress on three other warehouse facilities totalling $48.7 million. Total additions to property, plant, and equipment for the year ended December 31, 2017 were partially offset by net proceeds of $10.2 million associated primarily with the disposal of three domestic warehouse facilities.
Financing Activities
Our net cash provided by financing activities was $84.9 million for the year ended December 31, 2018, an increase of $103.5 million, or 556.5%, compared to $18.6 million of cash used in financing activities for the year ended December 31, 2017. Cash provided by financing activities for the current period primarily consisted of $600.0 million received from the debt private placement, $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, $493.6 million net proceeds from the IPO, $92.7 million in proceeds from the follow-on public offering, $14.8 million in proceeds from stock options exercised, $9.0 million of proceeds from reimbursements of underwriters' fees and $1.1 million of proceeds from construction loan. These cash inflows were partially offset by $900.0 million paid to extinguish term loans, mortgage notes, and construction loans, $622.4 million to complete the early retirement of the 2010 Mortgage Loans and ANZ Loans, $78.5 million of quarterly dividend distributions and stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date, $16.6 million paid for debt issuance costs, $13.0 million of repayments on lease obligations, $12.7 million paid for tax withholdings remitted to authorities related to stock options exercised, and $8.2 million paid for underwriters' fees.
Our net cash used in financing activities was $18.6 million for the year ended December 31, 2017, a decrease of $76.7 million, or 80.5%, compared to $95.3 million for the year ended December 31, 2016. Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of $56.9 million of recurring repayment on our term loans, mortgage notes and construction loans, $48.7 million of dividend distributions, $28.0 million of net repayments on the 2015 Senior Secured Revolving Credit Facility, $10.5 million of payments related to our lease obligations and $4.2 million in financing costs mostly incurred for the expansion and second repricing of our Senior Secured Term Loan B Facility. These cash uses were partially offset by $110.0 million of proceeds received in connection with the expansion of our Senior Secured Term Loan B Facility and $19.7 million in proceeds received as part of a new loan for the construction of a warehouse facility.
Net cash provided by financing activities for the Operating Partnership was $84.9 million for the year ended December 31, 2018, an increase of $103.5 million, or 556.5%, compared to $18.6 million of cash used in financing activities for the year ended December 31, 2017. Cash provided by financing activities for the current period primarily consisted of $600.0 million received from the debt private placement, $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, $597.4 million of cash contributed by the Parent related to equity issuances, and $1.1 million of proceeds from construction loan. These cash inflows were partially offset by $900.0 million paid to extinguish term loans, mortgage notes, and construction loans, $622.4 million to complete the early retirement of the 2010 CMBS and ANZ loans, $86.7 million of distributions to the Parent, $16.6 million paid for debt issuance costs, and $13.0 million of repayments on lease obligations.
Net cash used in financing activities by the Operating Partnership was $18.6 million for the year ended December 31, 2017, a decrease of $76.7 million, or 80.5%, compared to $95.3 million for the year ended December 31, 2016. Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of $56.9 million of recurring repayment on our term loans, mortgage notes and construction loans, $48.7 million of distributions to Parent, $28.0 million of net repayments on the 2015 Senior Secured Revolving Credit Facility, $10.5 million of payments related to our lease obligations and $4.2 million in financing costs mostly incurred for the expansion and second repricing of our Senior Secured Term Loan B Facility. These cash uses were partially offset by $110.0 million of proceeds received in connection with the expansion of our Senior Secured Term Loan B Facility and $19.7 million in proceeds received as part of a new loan for the construction of a warehouse facility.
Withdrawal Liability from Multi-employer Plans
As of December 31, 2018, we participated in seven multiemployer pension plans administered by labor unions representing approximately half of our employees. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our consolidated statement of income and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The present value of all benefits vested under each of the multiemployer plans that we participated in as of December 31, 2018 (based on the labor union’s assumptions used to fund such plan) did not, as of the last annual valuation date applicable thereto, exceed the value of the assets of such plan allocable to such vested benefits. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $511.7 million as of December 31, 2018, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $455.8 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.

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
During the third quarter of 2017, we recorded a one-time charge of $9.2 million representing the present value of a liability associated with our withdrawal obligation under the New England Teamsters and Trucking Industry Pension Plan, or the New England Fund, for hourly, unionized associates at four of our domestic warehouse facilities. The New England Fund is grossly underfunded in accordance with ERISA funding standards and, therefore, the terms of ERISA required the development of a rehabilitation plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the New England Fund were given the opportunity to exit the New England Fund and convert to a new fund. We are obligated to pay our portion of the unfunded liability in respect thereof, estimated at $13.7 million, in equal monthly installments of approximately $38,000 over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multiemployer pension plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
Inflation
Our business could be impacted due to inflation. We believe, however, that we are well positioned to be able to manage our business in an inflationary environment. Certain of our expenses are subject to normal inflationary pressures and this could lead to increases in the operating costs of our properties, such as wages and benefits, insurance, real estate taxes, utility expenses, equipment repair and replacement and other operating expenses. Although to date we have been able to offset inflationary cost increases with increased operating efficiencies and the ability to increase prices in our customer contracts (many of which contain provisions for inflationary price escalators), we can give no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies or increased storage or service charges.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements and our unaudited interim condensed consolidated financial statements, each of which has been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on our significant accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.
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

During the year ended December 31, 2018, we recorded an impairment charge of $0.7 million associated with an idle facility with a net book value in excess of its estimated fair value based on a purchase offer. This amount is presented in the "Impairment of long-lived assets" line of the consolidated statements of operations for the year ended December 31, 2018 included in this Annual Report on Form 10-K.
Goodwill Impairment Evaluation
We perform impairment testing of goodwill as of October 1 of each year, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our reporting units are comprised of the following operations: U.S. warehouse, U.S. transportation, North America third-party managed, international warehouse, international third-party managed, and international transportation. The goodwill impairment test involves a two-step process. First, a comparison is performed of the fair value of each reporting unit with its aggregate carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step includes comparing the implied fair value of the affected reporting unit’s goodwill with the carrying amount of the goodwill. The results of our 2018 impairment test indicated that the estimated fair value of each of our reporting units was substantially in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed. Our most valuable reporting unit, U.S. warehouse, had an estimated fair value approximately 137% greater than its carrying amount as of October 1, 2018.
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
Share-Based Compensation
We recognize compensation expense related to share-based awards. We amortize this compensation expense over the vesting period of the award. The calculation of the fair value of share-based awards is subjective and requires several assumptions over such items as expected stock volatility, dividend payments and future company results. These assumptions have a direct impact on our net income (loss) because a higher share-based awards amount would result in lower net income for a particular period.
See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding accounting policies. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further information regarding share-based compensation.
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
As of December 31, 2018, we had $475.0 million of outstanding variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR plus a margin up to 1.45%. At December 31, 2018, one-month LIBOR was at approximately 2.35%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $4.8 million. A 100 basis point decrease in market interest rates would result in only a $4.8 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
Our international revenues and expenses are generated in the currencies of the countries in which we operate, such as Australia, New Zealand, Argentina and Canada. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. The Company entered into cross-currency swaps to hedge the cash flow variability from the impact of changes in foreign currency on the interest payments on the intercompany loan as well as the final principal payment. Since the critical terms of the derivatives match the critical terms of the intercompany loans, the hedge is considered perfectly effective. All changes in fair value will be recorded to Accumulated other comprehensive loss. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease.
During the second quarter of 2018, the International Practices Task Force declared Argentina a hyperinflationary economy. A hyperinflationary economy has cumulative inflation of approximately 100% or more over a 3-year period. Reporting entities with operations in Argentina are required to account for highly inflationary operations no later than July 1, 2018. Under highly inflationary accounting, Argentina’s functional currency became the Australian dollar, the reporting and functional currency of the immediate parent company of the Argentina entity, and its income statement and balance sheet have been measured in Australian dollars using both current and historical rates of exchange prior to translation into U.S. dollars in consolidation. The impact of the change in functional currency to Australian dollars resulted in a remeasurement of historical earnings reflected in retained earnings, which was previously measured at the average Argentine peso to USD exchange rates applicable to the period, and a related decrease to Accumulated Other Comprehensive Loss. This activity is reflected within ‘Other’ on the Statement of Shareholders’ Equity for the year ended December 31, 2018. After the initial measurement process described previously, the effect of changes in exchange rates on peso-denominated monetary assets and liabilities has been reflected in earnings in Foreign currency exchange gain (loss), net and was not material. As of December 31, 2018, the net monetary assets of the Argentina subsidiary were immaterial. Additionally, the operating income of the Argentina subsidiary was less than 3.5 percent of our consolidated operating income for the year ended December 31, 2018, 2017, and 2016.
We attempt to mitigate a portion of the risk of currency fluctuation by financing our foreign investments in local currency denominations, effectively providing a natural hedge. However, given the volatility of currency exchange rates, there can be no assurance that this strategy will be effective. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of shareholders’ equity. A 10% reduction in the functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our shareholders’ equity of approximately $7.0 million as of December 31, 2018.
In order to raise funds to pay the remaining balance of our syndicated facility agreement with Goldman Sachs of AUD$203 million and NZD$44 million, we entered into an intercompany loan with our subsidiaries. We initiated intercompany loans to Australia and New Zealand using the remaining proceeds from the debt private placement (See Note 9 for further detail), in combination with the repayment of a pre-existing intercompany loan payable to Australia totaling AUD$49.5 million, and a capital contribution of NZD$7.8 million from the US to New Zealand. The intercompany loan principal is AUD$153.5 million and NZD$37.5 million. The interest rate is 4.68%, and interest is due on January 8 and July 8 until maturity of both instruments. The Australian principal is due January 8, 2026 and the New Zealand principal is due December 13, 2023.

We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. The Company entered into cross-currency swaps to hedge the cash flow variability from the impact of changes in foreign currency on the interest payments on the intercompany loan as well as the final principal payment. Since the critical terms of the derivatives match the critical terms of the intercompany loans, the hedge is considered perfectly effective. All changes in fair value will go through Accumulated other comprehensive loss.
For the years ended December 31, 2018, 2017 and 2016, revenues from our international operations were $289.8 million, $289.7 million and $277.2 million, respectively, which represented 18.1%, 18.8% and 18.6% of our consolidated revenues, respectively.
Net assets in international operations were approximately $69.7 million, $79.4 million and $78.4 million as of December 31, 2018, 2017 and 2016, respectively.
The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the Accumulated other comprehensive loss component of equity of our consolidated financial statements included in this Annual Report on Form 10-K.
ITEM 8. Financial Statements and Supplementary Data
The independent registered public accounting firm’s reports, consolidated financial statements and schedule listed in the “Index to Financial Statements” on page F-1 of this Annual Report are filed as part of this report and incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Americold Realty Trust)
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.
As required by Rule 13a-15(b) or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended, management of the Company carried out an evaluation, under the supervision and with participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures that were in effect as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the foregoing, the Company’s management concluded that its disclosure controls and procedures were effective at the reasonable assurance level.
We will be required to obtain an audit report from our independent registered public accounting firm beginning in 2019 regarding the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

None.
Evaluation of Disclosure Controls and Procedures (Americold Realty Operating Partnership, L.P.)
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including the chief executive officer and chief financial officer of its general partner, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Operating Partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Operating Partnership has investments in certain unconsolidated entities, which are accounted for using the equity method of accounting. As the Operating Partnership does not control or manage these entities, its disclosure controls and procedures with respect to such entities may be substantially more limited than those it maintains with respect to its consolidated subsidiaries.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for new registrants.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Americold Realty Trust to be held on May 22, 2019 and is incorporated herein by reference. Americold Realty Trust will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Americold Realty Trust to be held on May 22, 2019 and is incorporated herein by reference. Americold Realty Trust will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Americold Realty Trust to be held on May 22, 2019 and is incorporated herein by reference. Americold Realty Trust will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Americold Realty Trust to be held on May 22, 2019 and is incorporated herein by reference. Americold Realty Trust will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Americold Realty Trust to be held on May 22, 2019 and is incorporated herein by reference. Americold Realty Trust will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2018 fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

 Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries

The following documents are filed as a part of this Annual Report on Form 10-K:
a.Financial Statements and Schedules

Financial Statements:	Page
Americold Realty Trust and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Income (Loss)	F-5
Consolidated Statements of Shareholders’ Equity (Deficit)	F-6
Consolidated Statements of Cash Flows	F-8

Americold Realty Operating Partnership, L.P. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-10
Consolidated Statements of Operations	F-11
Consolidated Statements of Comprehensive Income (Loss)	F-12
Consolidated Statements of Partners' Capital	F-13
Consolidated Statements of Cash Flows	F-14

Notes to the Consolidated Financial Statements of Americold Realty Trust and Subsidiaries and Americold Realty Operating Partnership, L.P. and Subsidiaries	F-16

Schedule III – Real Estate and Accumulated Depreciation	F-97

b.	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Declaration of Trust of Americold Realty Trust, dated as of January 22, 2018 (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (File No. 001-34723))

3.2	Amended and Restated Bylaws of Americold Realty Trust (incorporated by reference to Exhibit 3.1 to Americold Realty Trust's Current Report on Form 8-K filed on December 7, 2018 (File No. 001-34723))
3.3	Certificate of Limited Partnership of Americold Realty Operating Partnership, L.P.
3.4
Limited Partnership Agreement of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 10.19 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on November 14, 2017 (Registration No. 333-221560))

3.5	First Amendment to the Limited Partnership Agreement of Americold Realty Operating Partnership, L.P.
10.1
Credit Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.2
Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust's Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.3#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Fred Boehler (incorporated by reference to Exhibit 10.3 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.4#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Marc Smernoff (incorporated by reference to Exhibit 10.4 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.5#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Thomas Novosel (incorporated by reference to Exhibit 10.5 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.6#
Letter Agreement, dated May 11, 2018, by and between Americold Realty Trust and Marc Smernoff (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.7#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Thomas Musgrave (incorporated by reference to Exhibit 10.6 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.8#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Andrea Darweesh (incorporated by reference to Exhibit 10.7 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.9#
Employment Agreement, dated as of September 11, 2018, by and between AmeriCold Logistics, LLC and Carlos Rodriguez (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K/A filed on September 11, 2018 (File No. 001-34723)

10.10#	Employment Agreement, dated as of March 26, 2018, by and between AmeriCold Logistics, LLC and James Snyder
10.11#	Employment Agreement, dated as of September 25, 2018, by and between AmeriCold Logistics, LLC and James Harron
10.12#	Employment Agreement, dated as of September 13, 2018, by and between AmeriCold Logistics, LLC and David Stuver
10.13
Amended and Restated Shareholders Agreement, dated January 18, 2018, by and among the Company and the shareholders of the Company signatories thereto (incorporated by reference to Exhibit 10.9 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.14
First Amendment to Shareholders Agreement, dated March 8, 2018, by and among the Company and the shareholders of the Company signatories thereto (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.15
Registration Rights Agreement, dated January 18, 2018, by and among the Company and the shareholders of the Company signatories thereto (incorporated by reference to Exhibit 10.10 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.16
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.17
Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

10.18
Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 20, 2017 (Registration No. 333-221560))

10.19
Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust's Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.20
Form of Annual Trustee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.21
Form of Retention Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.22
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
101
The following financial statements from Americold Realty Trust’s and Americold Realty Operating Partnership, L.P.’s Form 10-K for the year ended December 31, 2018, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2018; (iii) Consolidated Statements of Equity and Comprehensive Income (Loss)/Statements of Partners' Capital and Comprehensive Income for each of the years in the three-year period ended December 31, 2018; (iv) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018; and (v) Notes to Consolidated Financial Statements.

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
ITEM 16. Form 10-K Summary
Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees
Americold Realty Trust and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Atlanta, Georgia
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Partners
Americold Realty Operating Partnership, L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Operating Partnership, L.P. and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Partnership’s auditor since 2010.

Atlanta, Georgia
February 26, 2019

Americold Realty Trust and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2018	2017
Assets
Property, plant, and equipment:
Land	$385,232	$389,443
Buildings and improvements	1,849,749	1,819,635
Machinery and equipment	577,175	552,677
Assets under construction	85,983	48,868
	2,898,139	2,810,623
Accumulated depreciation and depletion	(1,097,624)	(1,010,903)
Property, plant, and equipment – net	1,800,515	1,799,720
Capitalized leases:
Buildings and improvements	11,227	16,827
Machinery and equipment	49,276	59,389
	60,503	76,216
Accumulated depreciation	(21,317)	(41,051)
Capitalized leases – net	39,186	35,165
Cash and cash equivalents	208,078	48,873
Restricted cash	6,019	21,090
Accounts receivable – net of allowance of $5,706 and $5,309 at December 31, 2018 and 2017, respectively	194,279	200,006
Identifiable intangible assets – net	25,056	26,645
Goodwill	186,095	188,169
Investments in partially owned entities	14,541	15,942
Other assets	58,659	59,287
Total assets	$2,532,428	$2,394,897
Liabilities, Series B Preferred Shares and shareholders’ equity (deficit)
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	253,080	241,259
Construction loan - net of deferred financing costs of zero and $179 at December 31, 2018 and 2017, respectively	—	19,492
Mortgage notes, senior unsecured notes and term loans - net of discount and deferred financing costs of $13,943 and $31,996 in the aggregate, at December 31, 2018 and 2017, respectively	1,351,014	1,721,958
Sale-leaseback financing obligations	118,920	121,516
Capitalized lease obligations	40,787	38,124
Unearned revenue	18,625	18,848
Pension and postretirement benefits	16,317	16,756
Deferred tax liability - net	17,992	21,940
Multiemployer pension plan withdrawal liability	8,938	9,134
Total liabilities	1,825,673	2,209,027
Commitments and Contingencies (Note 20)
Preferred shares of beneficial interest, $0.01 par value – authorized 375,000 Series B Cumulative Convertible Voting and Participating Preferred Shares; aggregate liquidation preference of $375,000; zero and 375,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	372,794
Shareholders’ equity (deficit):
Preferred shares of beneficial interest, $0.01 par value – authorized 1,000 Series A Cumulative Non-Voting Preferred Shares; aggregate liquidation preference of $125; zero and 125 issued and outstanding at December 31, 2018 and 2017, respectively	—	—
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 148,234,959 and 69,370,609 issued and outstanding at December 31, 2018 and 2017, respectively	1,482	694
Paid-in capital	1,356,133	394,082
Accumulated deficit	(638,345)	(581,470)
Accumulated other comprehensive loss	(12,515)	(230)
Total shareholders’ equity (deficit)	706,755	(186,924)
Total liabilities, Series B Preferred Shares and shareholders’ equity (deficit)	$2,532,428	$2,394,897

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2018	2017	2016
Revenues:
Rent, storage, and warehouse services revenues	$1,176,912	$1,145,662	$1,080,867
Third-party managed services	259,034	242,189	252,411
Transportation services	158,790	146,070	147,004
Other revenues	8,899	9,666	9,717
Total revenues	1,603,635	1,543,587	1,489,999
Operating expenses:
Rent, storage, and warehouse services cost of operations	802,378	797,334	766,822
Third-party managed services cost of operations	244,274	229,364	237,597
Transportation services cost of operations	143,055	133,120	132,586
Cost of operations related to other revenues	8,279	9,664	7,349
Depreciation, depletion, and amortization	117,653	116,741	118,571
Selling, general and administrative	114,760	110,945	96,728
Impairment of long-lived assets	747	9,473	9,820
Gain from sale of real estate, net	(7,471)	(43)	(11,598)
Total operating expenses	1,423,675	1,406,598	1,357,875

Operating income	179,960	136,989	132,124

Other (expense) income:
Loss from partially owned entities	(1,069)	(1,363)	(128)
Impairment of partially owned entities	—	(6,496)	—
Interest expense	(93,312)	(114,898)	(119,552)
Interest income	3,996	1,074	708
Loss on debt extinguishment, modifications and termination of derivative instruments	(47,559)	(986)	(1,437)
Foreign currency exchange gain (loss), net	2,882	(3,591)	464
Other expense, net	(532)	(1,944)	(1,368)
Income before income tax benefit (expense)	44,366	8,785	10,811
Income tax benefit (expense):
Current	467	(13,051)	(6,465)
Deferred	3,152	3,658	586
Total income tax benefit (expense)	3,619	(9,393)	(5,879)
Net income (loss) attributable to Americold Realty Trust	$47,985	$(608)	$4,932
Less distributions on preferred shares of beneficial interest - Series A	(1)	(16)	(16)
Less distributions on preferred shares of beneficial interest - Series B	(1,817)	(28,436)	(28,436)
Less accretion on preferred shares of beneficial interest – Series B	—	(867)	(936)
Net income (loss) attributable to common shares of beneficial interest	$46,167	$(29,927)	$(24,456)

Weighted average common shares outstanding – basic	141,415	70,022	69,890
Weighted average common shares outstanding – diluted	144,338	70,022	69,890

Net income (loss) per common share of beneficial interest - basic	$0.31	$(0.43)	$(0.35)
Net income (loss) per common share of beneficial interest - diluted	$0.31	$(0.43)	$(0.35)

Distributions declared per common share of beneficial interest	$0.74	$0.29	$0.29

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Americold Realty Trust	$47,985	$(608)	$4,932
Other comprehensive (loss) income loss - net of tax:
Adjustment to accrued pension liability	(901)	5,754	1,972
Change in unrealized net (loss) gain on foreign currency	(11,640)	4,444	(3,144)
Unrealized gain (loss) on cash flow hedge	256	116	(70)
Other comprehensive (loss) income attributable to Americold Realty Trust	(12,285)	10,314	(1,242)

Total comprehensive income	$35,700	$9,706	$3,690

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2015	125	—	69,370,609	$694	$387,091	$(488,462)	$(9,302)	$(109,979)
Net income	—	—	—	—	—	4,932	—	4,932
Other comprehensive loss	—	—	—	—	—	—	(1,242)	(1,242)
Distribution on preferred shares of beneficial interest - Series A	—	—	—	—	—	(16)	—	(16)
Distributions on preferred shares of beneficial interest - Series B	—	—	—	—	—	(28,436)	—	(28,436)
Distributions on common shares	—	—	—	—	—	(20,214)	—	(20,214)
Accretion on preferred shares of beneficial interest - Series B	—	—	—	—	(936)	—	—	(936)
Stock-based compensation expense (warrants)	—	—	—	—	3,900	—	—	3,900
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,536	–	—	2,536
Balance - December 31, 2016	125	$—	69,370,609	$694	$392,591	$(532,196)	$(10,544)	$(149,455)
Net loss	—	—	—	—	—	(608)	—	(608)
Other comprehensive income	—	—	—	—	—	—	10,314	10,314
Distribution on preferred shares of beneficial interest - Series A	—	—	—	—	—	(16)	—	(16)
Distributions on preferred shares of beneficial interest - Series B	—	—	—	—	—	(28,436)	—	(28,436)
Distributions on common shares	—	—	—	—	—	(20,214)	—	(20,214)
Accretion on preferred shares of beneficial interest - Series B	—	—	—	—	(867)	—	—	(867)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,358	—	—	2,358
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net income	—	—	—	—	—	47,985	—	47,985
Other comprehensive loss	—	—	—	—	—	—	(9,492)	(9,492)
Redemption and distributions on preferred share of beneficial interest - Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest - Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(104,976)	—	(104,976)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	8,556	—	—	8,556
Stock-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,042	—	—	2,042
Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	1,847,274	18	2,649	—	—	2,667

Other	—	—	—	—	(422)	1,934	(2,793)	(1,281)
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common stock	—	—	37,350,000	374	576,964	—	—	577,338
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Balance - December 31, 2018	—	—	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss) attributable to Americold Realty Trust	$47,985	$(608)	4,932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	117,653	116,741	118,571
Amortization of deferred financing costs and debt discount	5,917	8,604	7,193
Amortization of below market leases	151	151	196
Loss on debt extinguishment, modifications and termination of derivative instruments	28,446	400	871
Foreign currency exchange (gain) loss, net	(2,882)	3,591	(464)
Loss from and impairment of partially owned entities	1,069	7,859	128
Stock-based compensation expense (Stock Options and Restricted Stock Units)	8,639	2,358	2,536
Stock-based compensation expense (Warrants)	—	—	3,900
Stock-based compensation expense (Modification of Restricted Stock Units)	2,042	—	—
Deferred tax benefit	(3,152)	(3,658)	(586)
Gain from sale of real estate, net	(7,471)	(43)	(11,598)
(Gain) loss on sale of other assets	(152)	(107)	1,008
Impairment of inventory and long-lived assets	747	11,581	9,820
Multi-Employer pension plan withdrawal expense and amortization	260	9,134	—
Provision for doubtful accounts receivable	2,324	1,229	1,135
Changes in operating assets and liabilities:
Accounts receivable	(1,940)	1,597	(19,123)
Accounts payable and accrued expenses	(5,219)	18,202	(4,570)
Other	(6,246)	(13,704)	4,832
Net cash provided by operating activities	188,171	163,327	118,781
Investing activities:
Proceeds from the sale of property, plant, and equipment	19,513	10,163	33,215
Additions to property, plant, and equipment and intangible assets	(145,216)	(148,994)	(74,868)
Net cash used in investing activities	(125,703)	(138,831)	(41,653)
Financing activities:
Distributions paid on beneficial interest shares – preferred – Series A	(134)	(16)	(16)
Distributions paid on beneficial interest shares – preferred – Series B	(1,817)	(28,436)	(28,436)
Distributions paid on common shares	(76,523)	(20,214)	(20,214)
Proceeds from revolving line of credit	—	34,000	147,000
Repayment of revolving line of credit	—	(62,000)	(119,000)
Proceeds from stock options exercised	14,842	—	—
Tax withholdings related to net share settlements of certain stock awards	(12,680)	—	—
Payment of underwriters' costs	(8,205)	—	—
Reimbursement of underwriters' costs	8,952	—	—
Repayment of sale-leaseback financing obligations	(2,595)	(2,100)	(5,337)
Repayment of capitalized lease obligations	(10,360)	(8,429)	(36,203)
Payment of debt issuance costs	(16,563)	(4,212)	(10,834)
Repayment of term loans, mortgage notes and construction loan	(1,522,347)	(56,868)	(405,360)
Proceeds from issuance of senior unsecured notes	600,000	—	—
Proceeds from term loans and mortgage notes	525,000	110,000	383,078
Proceeds from construction loan	1,097	19,671	—
Net proceeds from follow-on public offering	92,718	—	—
Net proceeds from initial public offering	493,557	—	—
Net cash provided by (used in) financing activities	84,942	(18,604)	(95,322)
Net increase (decrease) in cash, cash equivalents and restricted cash	147,410	5,892	(18,194)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(3,276)	1,141	(284)
Cash, cash equivalents and restricted cash:
Beginning of period	69,963	62,930	81,408
End of period	$214,097	$69,963	$62,930
Supplemental disclosures of cash flows information:
Acquisition of fixed assets under capitalized lease obligations	$13,290	$18,614	$10,899
Interest paid – net of amounts capitalized and defeasance costs	$85,595	$106,557	$115,056
Income taxes paid – net of refunds	$5,509	$11,854	$10,898
Acquisition of property, plant, and equipment on accrual	$18,799	$20,942	$5,595

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:
	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$208,078	$48,873	$22,834
Restricted cash	6,019	21,090	40,096
Total cash, cash equivalents and restricted cash	$214,097	$69,963	$62,930
See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2018	2017
Assets
Property, plant, and equipment:
Land	$385,232	$389,443
Buildings and improvements	1,849,749	1,819,635
Machinery and equipment	577,175	552,677
Assets under construction	85,983	48,868
	2,898,139	2,810,623
Accumulated depreciation and depletion	(1,097,624)	(1,010,903)
Property, plant, and equipment – net	1,800,515	1,799,720
Capitalized leases:
Buildings and improvements	11,227	16,827
Machinery and equipment	49,276	59,389
	60,503	76,216
Accumulated depreciation and depletion	(21,317)	(41,051)
Property, plant, and equipment – net	39,186	35,165
Cash and cash equivalents	208,078	48,873
Restricted cash	6,019	21,090
Accounts receivable – net of allowance of $5,706 and $5,309 at December 31, 2018 and 2017, respectively	194,279	200,006
Identifiable intangible assets – net	25,056	26,645
Goodwill	186,095	188,169
Investments in partially owned entities	14,541	15,942
Other assets	58,659	59,287
Total assets	$2,532,428	$2,394,897
Liabilities and partners' capital
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	253,080	241,259
Construction loan - net of deferred financing costs of zero and $179 at December 31, 2018 and 2017, respectively	—	19,492
Mortgage notes, senior unsecured notes and term loans - net of discount and deferred financing costs of $13,943 and $31,996 in the aggregate, at December 31, 2018 and 2017, respectively	1,351,014	1,721,958
Sale-leaseback financing obligations	118,920	121,516
Capitalized lease obligations	40,787	38,124
Unearned revenue	18,625	18,848
Pension and postretirement benefits	16,317	16,756
Deferred tax liability - net	17,992	21,940
Multiemployer pension plan withdrawal liability	8,938	9,134
Total liabilities	1,825,673	2,209,027
Commitments and Contingencies (Note 20)
Partners' capital:
General partner - 146,752,609 and 68,676,903 units issued and outstanding as of December 31, 2018 and 2017, respectively	712,078	184,240
Limited partner - 1,482,350 and 693,706 units issued and outstanding as of December 31, 2018 and 2017, respectively	7,192	1,860
Accumulated other comprehensive loss	(12,515)	(230)
Total partners' capital	706,755	185,870
Total liabilities and partners' capital	$2,532,428	$2,394,897

See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2018	2017	2016
Revenues:
Rent, storage, and warehouse services revenues	$1,176,912	$1,145,662	$1,080,867
Third-party managed services	259,034	242,189	252,411
Transportation services	158,790	146,070	147,004
Other revenues	8,899	9,666	9,717
Total revenues	1,603,635	1,543,587	1,489,999
Operating expenses:
Rent, storage, and warehouse services cost of operations	802,378	797,334	766,822
Third-party managed services cost of operations	244,274	229,364	237,597
Transportation services cost of operations	143,055	133,120	132,586
Cost of operations related to other revenues	8,279	9,664	7,349
Depreciation, depletion, and amortization	117,653	116,741	118,571
Selling, general and administrative	114,760	110,945	96,728
Impairment of long-lived assets	747	9,473	9,820
Gain from sale of real estate, net	(7,471)	(43)	(11,598)
Total operating expenses	1,423,675	1,406,598	1,357,875

Operating income	179,960	136,989	132,124

Other (expense) income:
Loss from partially owned entities	(1,069)	(1,363)	(128)
Impairment of partially owned entities	—	(6,496)	—
Interest expense	(93,312)	(114,898)	(119,552)
Interest income	3,996	1,074	708
Loss on debt extinguishment, modifications and termination of derivative instruments	(47,559)	(986)	(1,437)
Foreign currency exchange gain (loss), net	2,882	(3,591)	464
Other expense, net	(532)	(1,944)	(1,368)
Income before income tax benefit (expense)	44,366	8,785	10,811
Income tax benefit (expense):
Current	467	(13,051)	(6,465)
Deferred	3,152	3,658	586
Total income tax benefit (expense)	3,619	(9,393)	(5,879)
Net income (loss) attributable to the Partnership	$47,985	$(608)	$4,932

General partners' interest in net income (loss) attributable to unitholders	$47,505	$(602)	$4,883
Limited partners' interest in net income (loss) attributable to unitholders	$480	$(6)	$49

General partner weighted average units outstanding	139,394	68,677	68,677
Limited partner weighted average units outstanding	1,408	694	694

General partners' net income (loss) per unit	$0.34	$(0.01)	$0.07
Limited partners' net income (loss) per unit	$0.34	$(0.01)	$0.07

General partners' distributions declared per unit	$0.76	$0.70	$0.70
Limited partners' distributions declared per unit	$0.76	$0.70	$0.70

See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
	Years Ended December 31,
	2018	2017	2016
Net income (loss) attributable to Americold Realty Operating Partnership, L.P.	$47,985	$(608)	$4,932
Other comprehensive (loss) income loss - net of tax:
Adjustment to accrued pension liability	(901)	5,754	1,972
Change in unrealized net (loss) gain on foreign currency	(11,640)	4,444	(3,144)
Unrealized gain (loss) on cash flow hedge	256	116	(70)
Other comprehensive (loss) income attributable to Americold Realty Operating Partnership. L.P.	(12,285)	10,314	(1,242)

Total comprehensive income	$35,700	$9,706	$3,690

See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Partners' Capital
(In thousands, except shares)
	Limited Partners' Units	Limited Partners' Capital	General Partners' Units	General Partners' Capital	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance - December 31, 2015	693,706	$2,703	68,676,903	$267,611	$(9,302)	$261,012
Net income		49		4,883	—	4,932
Other comprehensive loss		—		—	(1,242)	(1,242)
Distributions to parent		(487)		(48,179)	—	(48,666)
Stock-based compensation expense		64		6,372	—	6,436
Balance - December 31, 2016	693,706	$2,329	68,676,903	$230,687	$(10,544)	$222,472
Net loss		(6)		(602)	—	(608)
Other comprehensive income		—		—	10,314	10,314
Distributions to parent		(487)		(48,179)	—	(48,666)
Stock-based compensation expense		24		2,334	—	2,358
Balance - December 31, 2017	693,706	$1,860	68,676,903	$184,240	$(230)	$185,870
Net income		480		47,505	—	47,985
Other comprehensive loss		—		—	(9,492)	(9,492)
Distributions to parent		(1,069)		(105,858)	—	(106,927)
Contributions to partners' capital	788,644	5,800	78,075,706	574,202	—	580,002
Other		15		1,497	(2,793)	(1,281)
Stock-based compensation expense		106		10,492	—	10,598
Balance - December 31, 2018	1,482,350	$7,192	146,752,609	$712,078	$(12,515)	$706,755
See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss) attributable to Americold Realty Operating Partnership, L.P.	$47,985	$(608)	4,932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	117,653	116,741	118,571
Amortization of deferred financing costs and debt discount	5,917	8,604	7,193
Amortization of below market leases	151	151	196
Loss on debt extinguishment, modifications and termination of derivative instruments	28,446	400	871
Foreign currency exchange (gain) loss, net	(2,882)	3,591	(464)
Loss from and impairment of partially owned entities	1,069	7,859	128
Stock-based compensation expense	10,681	2,358	6,436
Deferred tax benefit	(3,152)	(3,658)	(586)
Gain from sale of real estate, net	(7,471)	(43)	(11,598)
(Gain) loss on sale of other assets	(152)	(107)	1,008
Impairment of inventory and long-lived assets	747	11,581	9,820
Multi-Employer pension plan withdrawal expense and amortization	260	9,134	—
Provision for doubtful accounts receivable	2,324	1,229	1,135
Changes in operating assets and liabilities:
Accounts receivable	(1,940)	1,597	(19,123)
Accounts payable and accrued expenses	(5,219)	18,202	(4,570)
Other	(6,246)	(13,704)	4,832
Net cash provided by operating activities	188,171	163,327	118,781
Investing activities:
Proceeds from the sale of property, plant, and equipment	19,513	10,163	33,215
Additions to property, plant, and equipment and intangible assets	(145,216)	(148,994)	(74,868)
Net cash used in investing activities	(125,703)	(138,831)	(41,653)
Financing activities:
Distributions to parent	(86,679)	(48,666)	(48,666)
Proceeds from revolving line of credit	—	34,000	147,000
Repayment of revolving line of credit	—	(62,000)	(119,000)
Repayment of sale-leaseback financing obligations	(2,595)	(2,100)	(5,337)
Repayment of capitalized lease obligations	(10,360)	(8,429)	(36,203)
Payment of debt issuance costs	(16,563)	(4,212)	(10,834)
Repayment of term loans, mortgage notes and construction loan	(1,522,347)	(56,868)	(405,360)
Proceeds from issuance of senior unsecured notes	600,000	—	—
Proceeds from term loans and mortgage notes	525,000	110,000	383,078
Proceeds from construction loan	1,097	19,671	—
General partner contributions	597,389	—	—
Net cash provided by (used in) financing activities	84,942	(18,604)	(95,322)
Net increase (decrease) in cash, cash equivalents and restricted cash	147,410	5,892	(18,194)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(3,276)	1,141	(284)
Cash, cash equivalents and restricted cash:
Beginning of period	69,963	62,930	81,408
End of period	$214,097	$69,963	$62,930
Supplemental disclosures of cash flows information:
Acquisition of fixed assets under capitalized lease obligations	$13,290	$18,614	$10,899
Interest paid – net of amounts capitalized and defeasance costs	$85,595	$106,557	$115,056
Income taxes paid – net of refunds	$5,509	$11,854	$10,898
Acquisition of property, plant, and equipment on accrual	$18,799	$20,942	$5,595

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:
	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$208,078	$48,873	$22,834
Restricted cash	6,019	21,090	40,096
Total cash, cash equivalents and restricted cash	$214,097	$69,963	$62,930
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
The Company
Americold Realty Trust and subsidiaries (ART, the Company, or we) is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the operating partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the operating partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the operating partnership, owning 99% of the common general partnership interests as of December 31, 2018. Americold Realty Operations, Inc., a wholly-owned subsidiary of the REIT, is the sole limited partner of the operating partnership, owning 1% of the common general partnership interests as of December 31, 2018. As the sole general partner of the operating partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.
No limited partner shall be liable for any debts, liabilities, contracts or obligations of the operating partnership. A limited partner shall be liable to the operating partnership only to make payments of capital contribution, if any, as and when due. After a capital contribution is fully paid, no limited partner shall, except as otherwise may be legally required under Delaware law, be required to make any further contribution or other payments or lend any funds to the operating partnership.
The operating partnership includes numerous qualified REIT subsidiaries (QRSs). Additionally, the operating partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly owned taxable REIT subsidiaries (TRSs).
Ownership
Pre-Initial Public Offering
Prior to the IPO on January 23, 2018, YF ART Holdings, a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa) and Fortress Investment Group, LLC (Fortress), owned approximately 100% of the Company’s common shares of beneficial interest. In addition, affiliates of The Goldman Sachs Group, Inc. (Goldman) owned 325,000 Series B Preferred Shares, which were converted to 28,808,224 common shares in connection with the IPO.
In addition, in connection with the IPO, China Merchants Holds International Company (CMHI), as defined in Note 7, converted their Series B Preferred Shares into 4,432,034 common shares of the Company. After giving effect to the full exercise of the underwriters' option to purchase additional common shares during the IPO, CMHI owned approximately 3.1% of the Company's common shares.
Initial Public Offering
On January 23, 2018, we completed an initial public offering of our common shares, or IPO, in which we issued and sold 33,350,000 of our common shares, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares. The common shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-221560), as amended,

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

which was declared effective by the SEC on January 18, 2018. The common shares were sold at an initial offering price of $16.00 per share, which generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. We primarily used the net proceeds from the IPO to repay (i) $285.1 million of indebtedness outstanding under our Senior Secured Term Loan B Facility, including $3.0 million of accrued and unpaid interest and closing expense of $0.2 million (ii) $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, including a nominal amount of accrued and unpaid interest; and (iii) to pay a stub period dividend totaling $3.1 million to the holders of record of our common shares, Series A Preferred Shares and Series B Preferred Shares as of January 22, 2018. Holders of the Series A Preferred Shares also received a redemption payment from the offering proceeds of $0.1 million. The remaining $184.4 million net proceeds from the IPO were used for general corporate purposes.
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

•
The cashless exercise by YF ART Holdings GP, LLC, an affiliate of Yucaipa (YF ART Holdings), of all outstanding warrants to purchase 18,574,619 common shares, exercisable at a price of $9.81 per share, into an aggregate of 6,426,818 common shares based on a deemed valuation of $15.00 per share pursuant to the terms of the warrants;

•
The issuance of new senior secured credit facilities (2018 Senior Secured Credit Facilities), consisting of a five-year, $525.0 million senior secured term loan A facility (Senior Secured Term Loan A Facility), with net proceeds of $517.0 million, and a three-year, $400.0 million senior secured revolving credit facility (2018 Senior Secured Revolving Credit Facility). The 2018 Senior Secured Credit Facility also had an additional $400.0 million accordion option. Upon the completion of the IPO, $525.0 million was outstanding under the Company's Senior Secured Term Loan A Facility and no borrowings were outstanding under the Company’s 2018 Senior Secured Revolving Credit Facility. During the month following the IPO, the Company paid $50 million of principal on the Senior Secured Term Loan A Facility, resulting in an outstanding balance of $475.0 million. Borrowings under the Company’s 2018 Senior Secured Credit Facilities bore interest, at the Company’s election, at the then-applicable margin plus an applicable LIBOR or base rate interest rate. The base rate was the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin as of the IPO varied between (i) in the case of LIBOR-based loans, 2.35% and 3.00% and (ii) in the case of base rate loans, 1.35% and 2.00%, in each case, based on changes in the Company’s total leverage. As of January 23, 2018, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. The Company paid a total of $8.7 million of issuance costs related to the 2018 Senior Secured Credit Facilities, of which $8.2 million were prepaid in escrow as of December 2017.

On February 6, 2018, we amended the Credit Agreement with the lenders of our 2018 Senior Revolving Credit Facility to increase the aggregate revolving credit commitments on this facility by $50.0 million to $450.0 million. Concurrently, we utilized cash on hand to repay $50.0 million on our Senior Secured Term Loan A facility. As a result of these modifications, our total aggregate commitments under our 2018 Senior Credit Facilities remained unchanged at $925.0 million.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On December 4, 2018, the Company recast its 2018 Senior Credit Facilities (2018 Recast Credit Facility) to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. Refer to Note 9 for further details.
Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares that are subject to a forward sale agreement to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the forward sale agreement, the Company expects that the common shares issuable upon settlement of the forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of December 31, 2018, the Company has not settled any portion of the forward sale agreement. In connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with Yucaipa, sold 16.5 million common shares, affiliates of Goldman sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
On March 8, 2018, YF ART Holdings used the proceeds from a margin loan to pay in full the outstanding preferred investment, including the preferred return thereon, of Fortress, which ceased to be a limited partner in YF ART Holdings and no longer has any economic interest therein. As of December 31, 2018, YF ART Holdings owned approximately 25.9% of the Company’s common shares.
Business and Industry Information
The Company has a large global presence of temperature-controlled warehouses, with the largest network in the U.S. The Company is organized as a self-administered and self-managed REIT with significant operating, acquisition and development experience. As of December 31, 2018, the Company operated a global network of 155 temperature-controlled warehouses, with 137 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. In addition, the Company holds a minority interest in the China JV, as described in Note 3, which owns or operates 12 temperature-controlled warehouses located in China. The Company also owns and operates a limestone quarry.
The Company provides its customers with technological tools to review real-time detailed inventory information via the Internet. In addition, the Company manages customer-owned warehouses for which it earns fixed and incentive fees.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and include all of the accounts of Americold Realty Trust and Subsidiaries and the operating partnership and the subsidiaries of the operating partnership. Intercompany balances and transactions have been eliminated. Investments in which the Company does not have control and is not considered to be the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
The notes to the consolidated financial statements of Americold Realty Trust and the operating partnership have been combined to provide the following benefits:

•	enhancing investors’ understanding of the Company and the operating partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the operating partnership; and

•	creating time and cost efficiencies through the preparation of one set of notes instead of two separate sets of notes.
There are few differences between the Company and the operating partnership, which are reflected in these consolidated financial statements and the accompanying notes. We believe it is important to understand the differences between the Company and the operating partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust’s only material asset is its ownership of partnership interests of the operating partnership. As a result, Americold Realty Trust generally does not conduct business itself, other than acting as the sole general partner of the operating partnership, issuing public securities from time to time and guaranteeing certain unsecured debt of the operating partnership and certain of its subsidiaries and affiliates. Americold Realty Trust itself has not issued any indebtedness but guarantees the unsecured debt of the operating partnership and certain of its subsidiaries and affiliates, as disclosed in these notes.
The operating partnership holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. The operating partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to the operating partnership in exchange for partnership units, the operating partnership generally generates the capital required by the Company’s business primarily through the operating partnership’s operations, by the operating partnership’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.
The presentation of stockholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Americold Realty Trust and those of the operating partnership. As of December 31, 2018 and for each of the years ended December 31, 2018, 2017 and 2016, the general partner, Americold Realty Trust held a 99% interest in partnership units, and the limited partner, Americold Realty Operations, Inc. held a 1% interest in partnership units. The general partnership interests held by Americold Realty Trust in the operating partnership are presented as general partner’s capital within partners’ capital in the operating partnership’s consolidated financial statements and as common stock, additional paid-in capital and accumulated dividends in excess of earnings within stockholders’ equity in Americold Realty Trust’s consolidated financial statements. The limited partnership interests

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

held by Americold Realty Operations, Inc., a wholly owned subsidiary of ART, in the operating partnership are presented as limited partners’ capital within partners’ capital in the operating partnership’s consolidated financial statements and within equity in Americold Realty Trust’s consolidated financial statements. The differences in the presentations between stockholders’ equity and partners’ capital result from the differences in the equity presented at the Americold Realty Trust and the operating partnership levels.
To help investors understand the significant differences between the Company and the operating partnership, these consolidated financial statements present the following notes to the consolidated financial statements for each of the Company and the operating partnership:
•Debt of the Company and Debt of the operating partnership
•Partners' Capital
•Selected Quarterly Financial Information
In the sections that combine disclosure of Americold Realty Trust and the operating partnership, these notes refer to actions or holdings as being actions or holdings of the Company. Although the operating partnership is generally the entity that enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Company generally operates the business through the operating partnership.
Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Property, Plant and Equipment
Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 5 to 40 years for buildings and building improvements and 3 to 20 years for machinery and equipment. Depletion on the limestone quarry is computed by the units-of-production method based on estimated recoverable units. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in the other expense, net line on the accompanying consolidated statements of operations. Gains or losses from the sale of real estate assets are reported in the consolidated statement of operations as an operating expense.
Costs incurred to develop software for internal use and purchased software are capitalized and included in the machinery and equipment line on the consolidated balance sheet. Capitalized software is amortized over the estimated life of the software which ranges from 3 to 10 years. Amortization of previously capitalized amounts was $5.2 million, $5.0 million and $4.6 million for 2018, 2017 and 2016, respectively, and is included in the depreciation, depletion, and amortization expense line on the accompanying consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Activity in real estate facilities during the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
	(In thousands)
Operating facilities, at cost:
Beginning balance	$2,506,656	$2,382,343
Capital expenditures	50,680	52,555
Acquisitions	—	27,958
Newly developed warehouse facilities	62,353	60,598
Disposition	(30,199)	(20,780)
Impairment	(747)	(9,473)
Conversion of leased assets to owned	8,405	—
Impact of foreign exchange rate changes	(21,781)	13,455
Ending balance	2,575,367	2,506,656
Accumulated depreciation:
Beginning balance	(770,006)	(692,390)
Depreciation expense	(87,355)	(86,169)
Dispositions	24,672	11,143
Impact of foreign exchange rate changes	4,797	(2,590)
Ending balance	(827,892)	(770,006)
Total real estate facilities	$1,747,475	$1,736,650

Non-real estate assets	92,226	98,235
Total property, plant and equipment and capital leases, net	$1,839,701	$1,834,885
The total real estate facilities amounts in the table above include $80.3 million and $90.5 million of assets under sale-leaseback agreements accounted for as a financing lease as of December 31, 2018 and 2017, respectively. The Company does not hold title in these assets under sale-leaseback agreements. During the second quarter of 2018, the Company sold a facility resulting in an $8.4 million gain on sale of real estate. In preparation of the warehouse disposal, the Company transferred most of its customers inventory to other owned warehouses within the same region. During the fourth quarter of 2018, the Company disposed of an idle facility resulting in a $0.9 million loss on sale of real estate, and purchased a portion of a facility that was previously operated under a lease agreement for $13.8 million.
In addition to purchasing and selling facilities, the Company also supported construction development projects throughout 2018. During the third quarter of 2018, the Company commenced operations in a production-advantaged facility in Middleboro, MA which cost approximately $23.4 million to construct. As of December 31, 2018, the Company is also investing in an expansion opportunity at the Rochelle, IL facility. The expansion is expected to be completed during the first quarter of 2019, with an approximate total cost of $73.4 million incurred as of December 31, 2018. Refer to Note 20 for the remaining construction commitment on this project.
In 2017, the Company acquired a new facility for a total cost of $31.9 million, which included $3.9 million of intangible assets associated with an in-place lease. In addition, the Company disposed of two idle warehouse facilities and one operating warehouse facility with a net book value of $9.2 million for an aggregate amount of $9.2 million. As of December 31, 2017, the Company held for sale an idle facility of the Warehouse segment with a carrying

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

amount of $2.6 million, which is included in "Property, plant, and equipment – net" in the accompanying consolidated balance sheet. This warehouse was sold in 2018 for a $0.9 million loss, as previously mentioned.
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
For the years ended December 31, 2018, 2017 and 2016, the Company recorded impairment charges of $0.7 million, $9.5 million and $9.8 million, respectively, in the "Impairment of long-lived assets" line item of the accompanying consolidated statements of operations. These charges were associated with the planned disposal of certain facilities, and other idle facilities of the Company, with a net book value in excess of their estimated fair value based on third-party appraisals or purchase offers. These impaired assets related to the Warehouse segment.
Impairment of Other Assets
In 2017, the Company evaluated the limestone inventory held at its Quarry operations, and determined that approximately $2.1 million of that inventory was not of saleable quality. As a result, the Company recognized an impairment charge for that amount, which is included in the “Cost of operations related to other revenues” line item of the accompanying consolidated statement of operations for the year ended December 31, 2017.
Also during 2017, the Company recognized an impairment charge totaling $6.5 million related to its investments in two joint ventures in China accounted for under the equity method. It was determined that the recorded investments were no longer recoverable from the projected future cash flows expected to be received from the ventures. The estimated fair value of each investment was determined based on an assessment of the proceeds expected to be received from the potential sale, of the Company’s investment interests to the joint venture partner. The impairment charge is included in the “Impairment of partially owned entities” line item in the accompanying consolidated statement of operations for the year ended December 31, 2017.
There were no other asset impairment charges recorded during the year ended December 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Capitalized Leases
Capitalized leases are recorded at the lower of the present value of future minimum lease payments or the fair market value of the property. Capital lease assets are depreciated on a straight-line basis over the estimated asset life if ownership of the leased assets is transferred by the end of the lease term or there is a bargain purchase option. If the lease does not transfer ownership at the end of the lease term or there is no bargain purchase option, then the capital lease assets are depreciated on a straight-line basis using the lesser of the asset’s useful life or the lease term. Depreciation expense on assets acquired under capitalized leases is included in the "Depreciation, depletion, and amortization" expense line on the accompanying consolidated statements of operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits, and short-term liquid investments purchased with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. As of December 31, 2018 and 2017, the Company held $37.3 million and $26.8 million, respectively, of cash and cash equivalents in bank accounts of its foreign subsidiaries.
Restricted Cash
Restricted cash relates to cash on deposit and cash restricted for the payment of certain property repairs or obligations related to warehouse properties collateralized by mortgage notes, cash on deposit for certain workers’ compensation programs and cash collateralization of certain outstanding letters of credit.
Restricted cash balances as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
2010 mortgage notes’ escrow accounts	$—	$15,149
2013 mortgage notes’ escrow accounts	974	795
2013 mortgage notes’ cash managed accounts	2,410	2,612
Cash on deposit for workers’ compensation program in Australia	2,635	2,130
Term deposit for New Zealand subsidiary office lease bond	—	404
Total restricted cash	$6,019	$21,090
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. The Company periodically evaluates the collectability of amounts due from customers and maintains an allowance for doubtful accounts for estimated amounts uncollectable from customers. Management exercises judgment in establishing these allowances and considers the balance outstanding, payment history, and current credit status in developing these estimates. Specific accounts are written off against the allowance when management determines the account is uncollectable.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides a summary of activity of the allowance for doubtful accounts:

	Balance at beginning of year	Provision for doubtful accounts	Amounts written off, net of recoveries	Balance at end of year
Allowance for doubtful accounts:	(In thousands)
Year ended December 31, 2016	$2,363	1,135	574	$4,072
Year ended December 31, 2017	$4,072	1,229	8	$5,309
Year ended December 31, 2018	$5,309	2,324	(1,927)	$5,706
The Company records interest on delinquent billings within "Interest income" in the consolidated statements of operations, offset by a bad debt provision equal to the amount of interest charged until collected.
Identifiable Intangibles Assets
Identifiable intangibles consist of a trade name and customer relationships.
Indefinite-Lived Asset
The trade name asset, with a carrying amount of $15.1 million as of December 31, 2018 and 2017, relates to "Americold" and has an indefinite life; thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2018, 2017 and 2016.
Finite-Lived Assets
Customer relationship assets are the Company’s largest finite-lived assets amortized over 6 to 20 years using a straight-line or accelerated amortization method dependent on the estimated benefits, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Customer relationship amortization expense for the years ended December 31, 2018, 2017 and 2016 was $0.8 million, $0.9 million and $1.8 million, respectively. The weighted-average remaining life of the customer relationship assets is 9.1 years as of December 31, 2018. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2018, 2017 and 2016.
Leasehold Interests - Below Market Leases, Above Market Leases and In-place Lease
In reference to certain temperature-controlled warehouses where the Company is the lessee in an acquired business, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date. In reference to certain temperature-controlled warehouses where the Company has a tenant lease assigned through an acquisition, the resulting intangible asset is amortized over the remaining term of the tenant lease and recorded to amortization expense. There were no impairments to leasehold interests for the years ended December 31, 2018, 2017 or 2016.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of interest expense. The Company amortizes such costs based on the effective interest rate or on a straight-line basis. The Company uses the latter approach when the periodic amortization approximates the amounts calculated under the effective-interest rate method. Deferred financing costs related to revolving line of credits are classified as other assets, whereas deferred financing costs related to long-term debt are offset against "Mortgages notes, senior unsecured notes and term loans", as applicable in the consolidated balance sheets.
Goodwill
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The Company estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows and a market-based approach. Future cash flows are estimated based upon certain economic assumptions. Significant assumptions are revenue growth rates, operating costs, maintenance costs, and a terminal value calculation. The assumptions are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, an impairment loss would be calculated by comparing the implied fair value of goodwill to the reporting unit’s carrying amount. The excess of the fair value of the reporting unit over the amount assigned for fair value to its other assets and liabilities is the implied fair value of goodwill. There were no goodwill impairment charges for the years ended December 31, 2018, 2017 and 2016.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its shareholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its shareholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2018, 2017 and 2016, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), for the Company’s foreign entities, and a REIT excise tax payment in 2017 disclosed in Note 18 of these financial statements. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it has no undistributed E&P as of December 31, 2018. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.
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
The Company has elected TRS status for certain wholly-owned subsidiaries. This allows the Company to provide services at those consolidated subsidiaries that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, the Company recognizes income tax expense for the U.S. federal and state income taxes incurred by the TRSs, taxes incurred in certain U.S. states and foreign jurisdictions, and interest and penalties associated with unrecognized tax benefit liabilities, as applicable.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The earnings of certain foreign subsidiaries, including any other components of the outside basis difference, are considered to be indefinitely reinvested except for Canada which the Company elected to repatriate a portion of the unremitted earnings in the form of dividends 2018. If our plans change in the future for any other foreign subsidiary or if we elect to repatriate the unremitted earnings of our other foreign subsidiaries in the form of dividends or otherwise, we would be subject to additional income taxes which would result in a higher effective tax rate. As disclosed in Note 18 of these financial statements, the U.S. government enacted comprehensive tax legislation on December 22, 2017 which imposed a one-time inclusion for our REIT or tax for our TRS on the deemed repatriation of unremitted foreign earnings and profits.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Foreign Currency Gains and Losses
The local currency is the functional currency for the Company’s operations in Australia, New Zealand and Canada. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of shareholders’ equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Company’s net investment in the foreign operation.
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
During the fourth quarter of 2018, the Company entered into two intercompany loan agreements, whereby the Australia and New Zealand entities borrowed from the U.S. entity. These intercompany loan agreements were denominated in the functional currency of the respective entities. The intercompany loan receivable balances as of December 31, 2018 are AUD $153.5 million and NZD $37.5 million, and are remeasured at the end of each month to the United States Dollar (USD) with any required adjustment recorded in "Foreign currency exchange gain (loss), net" in the consolidated statements of operations. Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of foreign currency gain or loss, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to accumulated other comprehensive income (loss). Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of accumulated other comprehensive income (loss) if a repayment of these loans is not anticipated.
Recently Adopted Accounting Standards
Intangibles - Goodwill and Other - Internal-Use Software
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The ASU requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. ASU 2018-15 is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted ASU 2018-15 in the third quarter of 2018 on a prospective basis and it did not have a material effect on our consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The ASU permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. The guidance is effective for the Company in interim and annual periods beginning in 2019. Early adoption is permitted and can be applied retrospectively or in the period of adoption. The Company early adopted the ASU during the first quarter of 2018.  Because the deferred tax asset in OCI is currently subject to a full valuation allowance, there is no net reclassification amount from AOCI to retained earnings during the year.  However, our adoption of the principle will enable us to apply a 21% rate to the deferred tax asset when the valuation allowance no longer applies.
Compensation—Stock Compensation (Topic 718)
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 was effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted ASU 2017-09 in the first quarter of 2018 and it did not have a material effect on our consolidated financial statements.
Compensation - Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). This update requires that the service cost component of net periodic pension and other postretirement benefits (OPEB) (income) expense be presented in the same income statement line item as other employee compensation costs, while the remaining components of net periodic pension and OPEB (income) expense are to be presented outside operating income. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. ASU 2017-01 was effective for public business entities for fiscal years beginning after December 15, 2017. The Company’s adoption of this guidance in the first quarter of 2018 resulted in the reclassification of non-service cost components in the amount of $2.8 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively, from “Selling, general and administrative” expense to “Other expense, net”. The Company adopted this guidance using a practical expedient which permitted the Company to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The adoption and resulting reclassification had no impact on the Company's net income (loss), earnings per common share, earnings per unit or cash flows.
Statement of Cash Flows, Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Under this new guidance, entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. For public business entities, the guidance was effective for fiscal years beginning after December

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

15, 2017, and interim periods within those years. The Company adopted ASU 2016-18 in the first quarter of 2018 and disclosure revisions have been made retrospectively for the periods presented on the consolidated statements of cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. For public companies, the amendments in this update were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 prospectively in the first quarter of 2018 and it did not have a material effect on our consolidated financial statements.
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
The Company adopted this standard effective January 1, 2018, applying the modified retrospective method, and determined that the standard did not have a material impact to the amount or timing of revenue recognized for its revenue arrangements. Additionally, the Company did not record any cumulative effect adjustment as of the date of adoption. The most significant impact of the standard relates to the addition of disclosures relating to contracts that contain performance obligations extending beyond the end of the reporting period, and quantifying and disclosing methods of transferring services as it pertains to satisfying performance obligations. See Note 26.
Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing activities on the consolidated statements of cash flows, and had no material impact on the Company’s processes and controls.
Future Adoption of Accounting Standards
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

in an interim period, is permitted. The Company will adopt this standard effective January 1, 2019, and believes the adoption of ASU 2017-12 will not have a material effect on our consolidated financial statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment test, and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. For public business entities that are SEC filers, this ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. The Company believes the adoption of ASU 2017-04 will not have a material effect on our consolidated financial statements.
Improvements to Nonemployee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt this standard on January 1, 2019, and does not expect the provisions of ASU 2018-07 to have a material impact on our consolidated financial statements.
Fair Value Measurement - Disclosure Framework
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on our consolidated financial statements.

Collaborative Arrangements
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606. ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company believes the adoption of ASU 2018-18 will not have a material effect on our consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Lease Accounting
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations.
The new standard is effective on January 1, 2019 with early adoption permitted. We will adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We will use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition to both lessors and lessees. We will elect the “package of practical expedients” which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs. We will elect the practical expedient to continue to apply current accounting for all land easements that exist or expire before the effective date of the standard. We will not elect the use-of-hindsight practical expedient. We will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also will make an accounting policy election to not separate lease and non-lease components for all of our leases.

While we continue to assess all of the effects of adoption, we currently believe the most significant effects on leasing arrangements where we are the lessee relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for equipment and warehouses and (2) providing new disclosures about our leasing activities. We do not expect this standard to have an impact on our existing sale leaseback or capital lease arrangements.

On adoption, the Company's estimate for finance lease obligations is $40.8 million , with corresponding ROU assets of $39.2 million based on the present value of the remaining minimum rental payments under current leasing arrangements for existing finance leases. Additionally, we expect to recognize an additional operating lease obligation ranging from $77.6 million to $80.6 million, with corresponding ROU assets ranging from $74.3 million to $77.3 million based on the present value of the remaining minimum rental payments under current leasing arrangements for existing operating leases.

ASU 2016-02, Leases, also requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if any one of five criteria are met, each of which indicate the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

For leasing arrangements where the Company is the lessor we will elect the practical expedient to present all funds collected from lessees for sales and other similar taxes net of the related sales tax expense. Also, while the the new standard identifies common area maintenance as a non-lease component of our real estate lease contracts, we will apply the practical expedient to account for our real estate leases and associated common area maintenance service components as a single, combined operating lease component. Consequently, we do not expect the new standard's changed guidance on contract components to significantly affect our financial reporting.

While we continue to evaluate certain aspects of the new standard, we do not expect the new standard will have a material effect on our accounting for leasing arrangements where the Company is the lessor.

Other Presentation Matters
Securities and Exchange Commission’s (SEC) Disclosure Update and Simplification Project (DUSTR)
As part of the SEC’s Disclosure Update and Simplification Project, the SEC issued a final rule that eliminates or amends disclosure requirements that are redundant or outdated in light of changes in SEC requirements, US GAAP, IFRS or changes in technology or the business environment. As a result, certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current period’s presentation, primarily to change the presentation of Gain from sale of real estate, net on the Consolidated Statement of Operations for years ended December 31, 2018, 2017 and 2016. The Company has included Gain from sale of real estate, net as a component of Operating Income to present gain and losses on sales of properties in accordance with Accounting Standards Codification (“ASC”) 360-10-45-5. The change was made for the prior periods as the Securities and Exchange Commission has eliminated Rule 3-15(a) of Regulation S-X as part of Release No. 33-10532; 34-83875; IC-33203, which had required REITs to present gain and losses on sale of properties outside of continuing operations in the income statement.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, an immaterial adjustment was made to reclassify certain prior period amounts from unearned revenue to the allowance for doubtful accounts. Finally, the Company reclassified certain assets for which ownership and title transferred at lease expiration from the classification of Capitalized leases into the respective asset classification on the Consolidated Balance Sheet as of December 31, 2018. This included reclassification of the gross cost and related accumulated depreciation.
Adoption of Highly Inflationary Accounting in Argentina
GAAP guidance requires the use of highly inflationary accounting for countries whose projected cumulative three-year inflation rate exceeds 100 percent. In the second quarter of 2018, published inflation indices indicated that the projected three-year cumulative inflation rate in Argentina exceeded 100 percent, and as of July 1, 2018, we adopted highly inflationary accounting for our subsidiary in Argentina. Under highly inflationary accounting, Argentina’s functional currency became the Australian dollar, the reporting and functional currency of the immediate parent company of the Argentina entity, and its income statement and balance sheet have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. The impact of the change in functional currency to Australian dollars resulted in a remeasurement of historical earnings reflected in retained earnings, which was previously measured at the average Argentine peso to USD exchange rates applicable to the period, and a related decrease to Accumulated other comprehensive loss. This activity is reflected within 'Other' on the Statement of Shareholders’ Equity for the year ended December 31, 2018. After the initial measurement process described previously, the effect of changes in exchange rates on peso-denominated monetary assets and liabilities

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

has been reflected in earnings in Foreign currency exchange gain (loss), net and was not material. As of December 31, 2018, the net monetary assets of the Argentina subsidiary were immaterial. Additionally, the operating income of the Argentina subsidiary was less than 3.5 percent of our consolidated operating income for years ended December 31, 2018, 2017 and 2016.
3. Equity-Method Investments
During 2010, the Company, through its wholly owned subsidiaries, made total cash investments of $46.2 million in two newly-formed Hong Kong entities, China Merchants Americold Holdings Logistics Company Limited (CMAL) and China Merchants Americold Holdings Company Limited (CMAH, together with CMAL, the Joint Venture). Through these subsidiaries, the Company acquired a 49% interest in the Joint Venture, while China Merchants Holdings International Company (CMHI) acquired the remaining 51% interest in the Joint Venture. CMHI is a Hong Kong based entity that is part of the China Merchants Group. Other affiliates of CMHI subsequently purchased 50,000 shares of the Company’s Series B Preferred Shares. As such, CMHI is considered a related party of the Company. The Joint Venture was formed with the purpose of acquiring, owning, and operating temperature-controlled warehouses, primarily in the People’s Republic of China. During 2015, the Company made an additional capital contribution of $1.3 million to the Joint Venture for general corporate purposes. As of December 31, 2018, the Joint Venture operated 12 warehouses in the People’s Republic of China.
The Company translates amounts in Chinese yuan to U.S. dollars when accounting for its interest in the Joint Venture. As a result, the Company must also adjust the carrying value of its investment in the Joint Venture for its proportionate share of the cumulative unrealized foreign currency translation gains and losses each period. The Company accounts for its investment in the Joint Venture as an equity-method investment, as the Company has a 49% equity interest, but cannot control it. In accounting for its interest in the Joint Venture as an equity-method investment, the Company includes its proportionate share of the Joint Venture’s net income or loss as an increase or decrease in the carrying value of the equity-method investment. In addition, the Company routinely monitors its investment in the Joint Venture to determine whether an other-than-temporary decline in the investment value has occurred.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The condensed summary financial information for the Company’s Joint Venture is as follows:

	2018
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$37,458	$13,621	$51,079
Operating (loss) income	(1,748)	2,432	684
Net (loss) income	(1,960)	1,651	(309)
Company’s (loss) income from partially owned entities	(1,419)	350	(1,069)

	2017
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$38,662	$12,294	$50,956
Operating (loss) income	(2,052)	314	(1,738)
Net loss	(2,479)	(296)	(2,775)
Company’s loss from partially owned entities	(1,143)	(220)	(1,363)

	2016
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$34,945	$9,389	$44,334
Operating (loss) income	(2,184)	4,281	2,097
Net (loss) income	(2,645)	2,791	146
Company’s (loss) income from partially owned entities	(1,396)	1,268	(128)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2018
Condensed balance sheet information	CMAL	CMAH	Total
	(In thousands)
Property, plant and equipment, net	$10,812	$19,760	$30,572
Cash and cash equivalent	9,237	179	9,416
Accounts receivable	5,357	2,316	7,673
Goodwill and other intangible assets	15,043	325	15,368
Due from related parties	—	19,974	19,974
Other assets	9,662	5,727	15,389
Total assets	$50,111	$48,281	$98,392

Debt	$6,199	$9,540	$15,739
Accounts payable	5,007	969	5,976
Due to related parties	—	—	—
Other liabilities	23,094	11,825	34,919
Total liabilities	$34,300	$22,334	$56,634

Equity including non-controlling interest	$15,811	$25,947	$41,758

	2017
Condensed balance sheet information	CMAL	CMAH	Total
	(In thousands)
Property, plant and equipment, net	$13,108	$24,559	$37,667
Cash and cash equivalent	7,935	915	8,850
Accounts receivable	6,416	1,805	8,221
Goodwill and other intangible assets	15,905	344	16,249
Due from related parties	5,900	14,414	20,314
Other assets	6,206	3,745	9,951
Total assets	$55,470	$45,782	$101,252

Debt	$9,611	$6,350	$15,961
Accounts payable	4,651	611	5,262
Due to related parties	17,824	11,384	29,208
Other liabilities	4,483	2,183	6,666
Total liabilities	$36,569	$20,528	$57,097

Equity including non-controlling interest	$18,901	$25,254	$44,155

Company’s equity investment before impairment	$9,379	$11,059	$20,438
Less: Company’s impairment in equity investment	(4,060)	(2,436)	(6,496)
Company’s equity investment	$5,319	$8,623	$13,942

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company has an investment in another joint venture that is also accounted for as an equity-method investment since the Company can exert significant influence over the operations, but cannot control the joint venture. The carrying amount of this other investment was $2.0 million as of December 31, 2018 and 2017, respectively.
4. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Warehouse	Third-party managed	Transportation	Total
	(In thousands)
December 31, 2015	$171,498	$3,179	$12,248	$186,925
Impact of foreign currency translation	196	(123)	(57)	16
Write-offs	(112)	—	(24)	(136)
December 31, 2016	171,582	3,056	12,167	186,805
Impact of foreign currency translation	972	8	384	1,364
December 31, 2017	172,554	3,064	12,551	188,169
Impact of foreign currency translation	(1,658)	(174)	(242)	(2,074)
December 31, 2018	$170,896	$2,890	$12,309	$186,095
The write-offs in the table above relates to the residual goodwill allocated to the Company’s operations in Argentina.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Intangible assets subject to amortization as of December 31, 2018 and 2017 are as follows:

	Customer relationships	Above-market leases	In-place lease	Below-market leases	Total
	(In thousands, except years)
Gross	$33,788	$143	$3,778	$9,126	$46,835
Additions	—	—	—	—	—
Accumulated amortization	(30,169)	(38)	(1,004)	(5,644)	(36,855)
Net definite lived intangible assets	$3,619	$105	$2,774	$3,482	9,980
Indefinite lived intangible asset (Trade name)					15,076
Identifiable intangible assets – net, December 31, 2018					$25,056
Weighted-average remaining useful life at December 31, 2018	9.1	4.8	4.8	33.2

Gross	$33,788	$—	$—	$9,126	$42,914
Additions	—	143	3,778	—	3,921
Accumulated amortization	(29,328)	(16)	(430)	(5,492)	(35,266)
Net definite lived intangible assets	$4,460	$127	$3,348	$3,634	11,569
Indefinite lived intangible asset (Trade name)					15,076
Identifiable intangible assets – net, December 31, 2017					$26,645
Weighted-average remaining useful life at December 31, 2017	10.0	5.8	5.8	33.8
During 2017, as part of an addition to the Company’s domestic cold storage operations in the Warehouse segment, the Company was assigned a tenant lease. This transaction resulted in the recognition of above-market and in-place lease intangible assets that will be amortized over the remaining term of the tenant lease.
Amortization of the above market lease asset is recorded as a reduction to lease revenue, while amortization of the in-place lease is recorded as amortization expense.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table describes the estimated amortization of intangible assets for the next five years and thereafter. In addition, the table describes the net impact on rent expense due to the amortization of below-market leases for the next five years and thereafter:

	Estimated Amortization of Customer Relationships and In-Place Lease Intangible Assets	Estimated Net Decrease to Lease Revenue Related to Amortization of Above-Market Leases	Estimated Net Increase to Lease Expense Related to Amortization of Below-Market Leases
	(In thousands)
Years Ending December 31:
2019	$1,329	$22	$151
2020	1,240	22	151
2021	1,151	22	151
2022	1,062	22	151
2023	878	17	106
Thereafter	733	—	2,772
Total	$6,393	$105	$3,482
5. Other Assets
Other assets as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Prepaid accounts	$12,532	$16,891
Various insurance and workers’ compensation receivables	9,595	12,040
Inventory and supplies	7,875	10,396
Income taxes receivable	6,978	950
Other receivables	6,287	2,338
Deferred financing costs	5,437	1,374
Marketable securities - (Deferred compensation plan)	3,072	2,483
Straight-line rent	2,483	2,194
Fair value of derivatives	2,283	—
Utility, workers’ compensation escrow and lease deposits	1,726	1,851
Deferred tax assets	391	553
Deferred IPO costs	—	8,217
	$58,659	$59,287

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Trade payables	$85,038	$93,501
Accrued workers’ compensation liabilities	30,585	32,041
Accrued payroll	12,238	11,727
Accrued bonus	17,335	16,382
Accrued vacation and long service leave	14,988	15,718
Accrued health benefits	10,987	9,332
Accrued property taxes	14,376	15,067
Accrued utilities	6,274	6,004
Taxes payable	290	785
Dividends payable	28,540	—
Other accrued expenses	32,429	40,702
	$253,080	$241,259
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
In 2018, in connection with the IPO, all outstanding Series A Preferred Shares were redeemed resulting in a cash payment of approximately $0.1 million, including accrued and unpaid dividends.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Series B Preferred Shares contain certain conversion features, the terms of which are dependent upon the nature of the conversion event. At each holder’s option, the Series B Preferred Shares may be converted into a number of the Company’s common shares of beneficial interest (common shares), the conversion rate being based upon a variable price index, as defined. As of December 31, 2017, each Series B Preferred Share was convertible at the holder’s option into approximately 88 of the Company’s common shares. If all holders of the Series B Preferred Shares had elected to convert all of their shares in this manner on December 31, 2017, approximately 33,240,000 common shares of the Company would have been issued for the 375,000 Series B Preferred Shares. The Series B Preferred Shares contain certain preemptive rights, anti-dilution provisions, and protections in the event of a recapitalization. The Series B Preferred Shares have the equivalent voting rights as the common shares. The Series B Preferred Shares are senior to any junior securities, and upon a qualifying liquidation event, as defined, each holder of the Series B Preferred Shares would receive the greater of $1,000 cash per share, plus all accrued and unpaid dividends, or the payment that would be paid in connection with such liquidation event in respect of the number of common shares into which such Series B Preferred Shares could be converted.
Holders of the Series B Preferred Shares were entitled to a 5.0% annual fixed cash dividend (Fixed Dividend) based on the liquidation preference of $1,000 per share plus all accrued and unpaid dividends. Additionally, the holders of the Series B Preferred Shares are entitled to participate in dividends paid to holders of the Company’s common shares by receiving a dividend in an amount and in a kind equal to and equivalent to what the holder would have received had such holder held the number of common shares for such common share dividend into which the Series B Preferred Share could be converted on the record date (Participating Dividend). Beginning in 2011, and each year thereafter, if Participating Dividends paid annually to the holders of the Series B Preferred Share do not equal or exceed 2.5% of the $1,000 per share liquidation preference, then holders are entitled to a dividend for the shortfall. Dividends are only payable when declared by the Company’s Board of Trustees, but accrued and unpaid dividends are cumulative and payable upon any conversion or redemption event, as defined, for the Series B Preferred Shares. There were no accrued or unpaid Fixed Dividends to the holders of the Series B Preferred Shares as of December 31, 2017.
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
Series C Convertible Voting Preferred Shares
Contemporaneously with the authorization of the conversion and issuance of the Series B Preferred Shares by the Board of Trustees discussed above, the Board of Trustees also authorized the conversion of an additional 375,000 authorized and unissued preferred shares into 375,000 Series C Convertible Voting Preferred Shares (Series C Preferred Shares). As discussed above, the Series C Preferred Shares are potentially issuable to the holders of the Series B Preferred Shares upon conversion in connection with a non-qualifying IPO. As of December 31, 2017, no Series C Preferred Shares were issued or outstanding. The IPO met the definition of a qualifying IPO and, therefore, the Series C Preferred Shares are no longer issuable after December 31, 2017.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

8. Debt of the Company
In this Note 8, the "Company" refers only to Americold Realty Trust and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the operating partnership.
The Company guarantees the operating partnership's obligations with respect to its outstanding debt as of December 31, 2018 and 2017, as detailed in Note 9, with the exception of the 2013 Mortgage Loans which are guaranteed solely by Americold Realty Operating Partnership, L.P.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9. Debt of the Operating Partnership
A summary of outstanding indebtedness of the operating partnership as of December 31, 2018 and 2017 is as follows (in thousands):

		Contractual Interest Rate	Effective Interest Rate as of December 31, 2018	2018		2017
Indebtedness	Stated maturity date			Carrying Value	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2010 Mortgage Loans
Component A-1	1/2021	3.86%	4.40%	$—	$—	$56,941	$58,151
Component A-2-FX	1/2021	4.96%	5.38%	—	—	150,334	159,918
Component A-2-FL (1)	1/2021	L+1.51%	2.94%	—	—	48,654	49,019
Component B	1/2021	6.04%	6.48%	—	—	60,000	64,875
Component C	1/2021	6.82%	7.28%	—	—	62,400	68,718
Component D	1/2021	7.45%	7.92%	—	—	82,600	91,686
Total 2010 Mortgage Loans				—	—	460,929	492,367

2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	187,957	184,667	194,223	195,194
Mezzanine A	5/2023	7.38%	7.55%	70,000	67,900	70,000	68,950
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,120	32,000	31,840
Total 2013 Mortgage Loans				289,957	283,687	296,223	295,984

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	202,500	—	—
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	407,000	—	—
Total Senior Unsecured Notes				600,000	609,500	—	—

ANZ Term Loans
Australia Term Loan (1)	6/2020	BBSY+1.40%	4.62%	—	—	158,645	160,628
New Zealand Term Loan (1)	6/2020	BKBM+1.40%	5.21%	—	—	31,240	31,631
2018 Senior Unsecured Term Loan A Facility (1)	1/2023	L+1.45%	4.23%	475,000	472,625	—	—
2015 Senior Secured Term Loan B Facility (1)	12/2022	L+3.75%	5.79%	—	—	806,918	806,918

Total principal amount of mortgage notes, unsecured senior notes and term loans				1,364,957	1,365,812	1,753,955	1,787,528
Less deferred financing costs				(13,666)	n/a	(25,712)	n/a
Less debt discount				(277)	n/a	(6,285)	n/a
Total mortgage notes, unsecured senior notes and term loans, net of deferred financing costs and debt discount				$1,351,014	$1,365,812	$1,721,958	$1,787,528

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+1.45%	0.34%	$—	$—	$—	$—
2015 Senior Secured Revolving Credit Facility(1)	12/2018	L+3.00%	3.92%	$—	$—	$—	$—

Construction Loan:
Warehouse Clearfield, UT (1)	2/2019	L+3.25%	5.18%	$—	$—	$19,671	$19,671
Less deferred financing costs				—	n/a	(179)	n/a
				$—	$—	$19,492	$19,671

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(1)	L = one-month LIBOR; BBSY= Bank Bill Swap Bid Rate (applicable in Australia); BKBM = Bank Bill Reference Rate (applicable in New Zealand).
Pre-IPO Senior Secured Credit Facilities
In December 2015, we entered into a credit agreement with various lenders providing senior secured credit facilities that consisted of a $325.0 million senior secured term loan, which we refer to as our Senior Secured Term Loan B Facility, and a $135.0 million senior secured revolving credit facility, which we refer to as our 2015 Senior Secured Revolving Credit Facility, and, collectively with our Senior Secured Term Loan B Facility, the pre-IPO Senior Secured Credit Facilities. The net proceeds from the Senior Secured Term Loan B Facility of $314.4 million were used to repay a portion of the 2006 Mortgage Notes - Pool 2 tranche. Borrowings under our Senior Secured Term Loan B Facility and 2015 Senior Secured Revolving Credit Facility bore interest, at inception, of 5.50% per year plus one-month LIBOR with a 1% floor, and 3.25% per year plus one-month LIBOR, respectively.
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
Borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest, at our election, at the then-applicable margin plus an applicable one-month LIBOR or base rate interest rate. Base rate was defined as the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varied between (i) in the case of LIBOR-based loans, 3.00% and 3.50% and (ii) in the case of base rate loans, 2.00% and 2.50%, in each case, based on changes in our credit ratings. In addition, any unused portion of our 2015 Senior Secured Revolving Credit Facility was subject to an annual 0.40% commitment fee. As of December 31, 2017, borrowings under our 2015 Senior Secured Revolving Credit Facility bore interest at 3.00% per year plus one-month LIBOR, or 4.57% per annum. As of that date, we had no amounts outstanding under the 2015 Senior Secured Revolving Credit Facility, but we applied approximately $33.8 million of that credit facility to backstop certain outstanding letters of credit. In connection with entering into the original agreement and subsequent amendments for the 2015 Senior Secured Revolving Credit Facility, we capitalized approximately $3.4 million of debt issuance costs, which we amortize as interest expense under the effective interest method. As of December 31, 2017, the $1.2 million unamortized balance of these debt issuance costs was included in "Other assets" in the accompanying consolidated balance sheet.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

After giving effect to the May 2017 amendments described above, the outstanding tranches of term loans under our Senior Secured Term Loan B Facility bore interest, at our election, at (i) 3.75% per year plus one-month LIBOR with a 1.0% floor or (ii) 2.75% per year plus a base rate with a 2.0% floor. The principal amount of the term loans outstanding under our Senior Secured Term Loan B Facility was subject to principal amortization in quarterly installments of approximately $2.0 million until the maturity date thereof, with a final payment of the balance that was due on December 1, 2022. As of December 31, 2017, $806.9 million were outstanding under our Senior Secured Term Loan B Facility, which was prepayable without premium or penalty. In connection with entering into the agreement and subsequent amendments for the Senior Secured Term Loan B Facility, we capitalized a total Original Issue Discount (OID) of $8.4 million and incurred debt issuance costs of approximately $21.6 million, of which $18.8 million were capitalized. The OID and capitalized debt issuance costs are amortized as interest expense under the effective interest method. As of December 31, 2017, approximately $21.0 million unamortized balance of OID and debt issuance costs related to the Senior Secured Term Loan B Facility, in the aggregate, was classified as a contra-liability to the "Mortgage notes, senior unsecured notes and term loans" line item of the accompanying consolidated balance sheet.
Our pre-IPO Senior Secured Credit Facilities were guaranteed by certain subsidiaries of our operating partnership and were secured by a pledge in the stock of certain subsidiaries of our operating partnership, and contained certain financial covenants relating to the maintenance of a specified borrowing base coverage ratio, a total leverage ratio and a fixed charge coverage ratio and other customary covenants.
Post-IPO Senior Secured Credit Facilities
In January 2018, simultaneous with the Company's IPO, we closed on a five-year, $525.0 million Senior Secured Term Loan A Facility and a three-year, $400.0 million Senior Secured Revolving Credit Facility, which we refer to as the 2018 Senior Secured Credit Facilities. Our 2018 Senior Secured Revolving Credit Facility had a one-year extension option subject to certain conditions. We used the net proceeds from the IPO, together with $517.0 million of net proceeds from our Senior Secured Term Loan A Facility, to repay the entire $806.9 million aggregate principal amount of indebtedness outstanding under our Senior Secured Term Loan B Facility, plus accrued and unpaid interest, to repay $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, and for working capital.
At the completion of the IPO, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.50%. In addition, we applied approximately $33.6 million of our 2018 Senior Secured Revolving Credit Facility for certain outstanding letters of credit.
On February 6, 2018, we amended the credit agreement with the lenders of our 2018 Senior Revolving Credit Facility to increase the aggregate revolving credit commitments on this facility by $50.0 million to $450.0 million. Concurrently, we utilized cash on hand to repay $50.0 million on our Senior Secured Term Loan A facility. As a result of these modifications, our total aggregate commitments under the 2018 Senior Credit Facilities remained unchanged at $925.0 million.
Borrowings under our 2018 Senior Secured Credit Facilities bore interest, at our election, at the then-applicable margin plus an applicable LIBOR or base rate interest rate. The base rate was the greatest of the bank prime rate, the one-month LIBOR rate plus one percent or the federal funds rate plus one-half of one percent. The applicable margin varied between (i) in the case of LIBOR-based loans, 2.35% and 3.00% and (ii) in the case of base rate loans, 1.35% and 2.00%, in each case, based on changes in our total leverage. In addition, any unused portion of our 2018 Senior Secured Revolving Credit Facility was subject to an annual 0.30% commitment fee at times that we were utilizing at least 50% of our outstanding revolving credit commitments or an annual 0.040% commitment fee at times

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

that we were utilizing less than 50% of our revolving credit commitments, in each case, based upon the actual daily unused portion of our 2018 Senior Secured Revolving Credit Facility.
Prior to the December 2018 refinancing, borrowings under our 2018 Senior Secured Credit Facilities bore interest at a floating rate of one-month LIBOR plus 2.35%. In addition, we applied approximately $29.6 million of our 2018 Senior Secured Revolving Credit Facility for certain outstanding letters of credit.
2018 Recast Credit Facility
On December 4, 2018, the Company entered into a recast credit agreement to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method.
As of December 31, 2018, $5.4 million of unamortized debt issuance costs related to the revolving credit facility are included in "Other assets" in the accompanying consolidated balance sheet.
Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which allows us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At December 31, 2018, the gross value of our assets included in the calculations under our 2018 Recast Credit Facility, was in excess of $3.1 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the terms of our 2018 Recast Credit Agreement) of approximately $1.9 billion.

Our 2018 Recast Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, our 2018 Recast Credit Facility contains certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum pro forma fixed charge coverage ratio of greater than or equal to 1.40 to 1.00 which increased to 1.50 to 1.00 in the first quarter of 2018;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $900 million plus 70% of any future net equity proceeds following the completion of the IPO transactions; and

•	a maximum recourse secured debt ratio of less than or equal to 20% of our total asset value.
Our 2018 Recast Credit Facility is fully recourse to our operating partnership. As of December 31, 2018, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

$400 million Senior Unsecured 4.86% Notes due 2029 and $200 million Senior Unsecured 4.68% Notes due 2026
On November 6, 2018, the Company priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), (collectively referred to as the “Senior Unsecured Notes”). The transaction closed on December 4, 2018. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The initial July 8, 2019 payment will include interest accrued since December 4, 2018. The notes are general unsecured senior obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied a portion of the proceeds of the private placement transaction to the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (2010 Mortgage Loans). The Company also applied the remaining proceeds to the Australian term loan and the New Zealand term loan (ANZ Loans). See below for further detail regarding the early extinguishment of debt under 2010 Mortgage Loans and ANZ Loans.
The Series A and Series B senior notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.
If a change in control occurs for the Company, the Company must issue an offer to prepay the remaining portion of the debt to the lenders. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest.
The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, the Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00;

•	a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00;

•	a maximum total secured indebtedness ratio of less than 0.40 to 1.00
As of December 31, 2018, the Company was in compliance with all debt covenants.
ANZ Loans
In June 2015, we entered into syndicated facility agreements in each of Australia and New Zealand, which we refer to collectively as the ANZ Loans, and separately as the Australian term loan and the New Zealand term loan. The ANZ Loans were non-recourse to us and our domestic subsidiaries.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Australian term loan was an AUD$203.0 million five-year syndicated facility. The $151.1 million net proceeds that we borrowed under this facility were used to repay the AUD$19.0 million mortgage loan on one of our facilities, return AUD$30.0 million of capital to our domestic subsidiary owning the equity of our Australian subsidiary, repay an intercompany loan totaling CAD$47.6 million, and return AUD$70.0 million to the United States in the form of a long-term intercompany loan and working capital. This facility was secured by our owned real property and equity of certain of our Australian subsidiaries and bore interest at a floating rate of Australian Bank Bill Swap Bid Rate plus 1.4%. The Australian term loan was fully prepayable without penalty.
The New Zealand term loan was a NZD$44.0 million five-year syndicated facility. The $29.3 million net proceeds that we borrowed under this facility were used to repay an intercompany loan plus interest totaling NZD$28.3 million, make a NZD$14.3 million dividend, and fund working capital. The facility was secured by our owned real property, leased assets and equity of certain of our New Zealand subsidiaries, and bore interest at a floating rate of New Zealand Bank Bill Swap Bid Rate plus 1.4%.
The New Zealand term loan was fully prepayable without penalty. In connection with entering into the agreement for the ANZ Loans, the Company capitalized direct transaction-related costs and expenses of approximately $6.3 million as debt issuance costs. As part of the ANZ Loans, we entered into interest rate swaps to effectively fix the interest rates on 75% of the notional balances.
The ANZ Loans were repaid in December 2018 using proceeds from the issuance of the Senior Unsecured Notes. In order to repay the ANZ Loans, Americold Realty Operating Partnership initiated intercompany loans to the Australia and New Zealand subsidiaries, in combination with the repayment of a pre-existing intercompany loan payable to Australia totaling AUD$49.5 million, and a capital contribution of NZD$7.8 million from the U.S. to New Zealand. The Company entered into cross-currency swaps to hedge the cash flow variability from the impact of changes in foreign currency on the periodic interest payments and the final principal repayments of the foreign-denominated intercompany loans. See Note 10 for more information on these derivative contracts.
In total, USD$176.0 million was paid to extinguish the remaining outstanding principal, and USD$1.8 million was paid to terminate the related interest rate swaps. As a result of terminating the interest rate swaps and related hedge accounting treatment, the remaining net fair value recorded in other comprehensive income (loss) was reclassified to Loss on debt extinguishment, modifications and termination of derivative instruments. Additionally, USD$0.1 million in legal fees and USD$2.2 million of unamortized deferred financing costs were recorded to Loss on debt extinguishment, modifications and termination of derivative instruments in conjunction with the loan prepayment.
Construction Loans
In February 2017, certain of our subsidiaries entered into a $24.1 million construction loan with the National Bank of Arizona to finance the development of an expansion to our Clearfield, Utah distribution facility. The facility was secured by a mortgage on the property and the repayment of the construction loan was guaranteed by us. The construction loan bore interest, at our election, at a floating rate of one-month LIBOR plus 3.25% or the bank defined prime rate (which may not be lower than LIBOR) and was scheduled to mature in February 2019.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Both construction loans were repaid in January 2018 in connection with the IPO.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2018, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2018 was 1.7x. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.
The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of December 31, 2018, the Company was in compliance with all debt covenants.
2010 Mortgage Loans
On December 15, 2010, we entered into a mortgage financing in an aggregate principal amount of $600.0 million, which we refer to as the 2010 Mortgage Loans. The debt included six separate components, which were comprised of independent classes of certificates and seniority. The components were cross-collateralized and cross-defaulted. No principal payments were required on five of the six components until the stated maturity date in January 2021, and one component required monthly principal payments of $1.4 million. Interest was payable monthly in an amount equal to the aggregate interest accrued on each component. The interest rates on five of the six components were fixed, and ranged from 3.86% to 7.45% per annum. One component had a variable interest rate equal to one-month LIBOR plus 1.51%, with one-month-LIBOR subject to a floor of 1.00% per annum. In addition, we maintained an interest rate cap on the variable rate tranche that capped one-month LIBOR at 6.0%. We used the net proceeds of these loans to refinance existing term loans, fund the acquisition of the acquired Versacold entities, and for general corporate purposes.
The 2010 Mortgage Loans were extinguished in December 2018 using proceeds from the Senior Unsecured Notes. The Company paid $416.7 million in consideration to defease the fixed rate component of the 2010 Mortgage Loans, including principal of $394.8 million, a defeasance fee of $18.5 million and other fees of $0.1 million. The Company paid $48.8 million in consideration to repay the floating rate component of the 2010 Mortgage Loans. Upon extinguishment of the 2010 Mortgage Loans, the $15.5 million balance of restricted cash was released for operating purposes. In accordance with the defeasance agreement on the fixed rate component of the 2010 Mortgage Loans, a successor borrower assumed all responsibilities of the Company under the original loan agreement. The transaction was accounted for as an extinguishment of debt.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Debt Covenants
The Company’s Senior Unsecured Credit Facilities, the Senior Unsecured Notes, and 2013 Mortgage Loans require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern allowable business practices of the Company. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and the Company’s ability to enter into certain types of transactions or exposures in the normal course of business. As of December 31, 2018, the Company was in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
During 2018, the Company completed multiple refinancing and extinguishment of debt transactions resulting in amount recorded to Loss on debt extinguishment, modifications and termination of derivative instruments. During the first quarter of 2018, simultaneous with the IPO, the Company closed on a Senior Secured Term Loan A and repaid the Term Loan B. Shortly thereafter, the Company amended the facility by repaying a portion of the Term Loan A and increasing the capacity on the revolving credit facility. The total amount recorded to Loss on debt extinguishment, modifications and termination of derivative instruments as a result of these transactions totaled $21.4 million, representing the write-off of unamortized deferred financing costs and debt discount from Term Loan B. During the fourth quarter of 2018, the 2010 Mortgage Loans were extinguished. This resulted in an $18.5 million defeasance fee, as well as a $3.4 million write-off of unamortized deferred financing costs recorded to Loss on debt extinguishment, modifications and termination of derivative instruments. Additionally, during the fourth quarter of 2018, the ANZ Loans were fully prepaid, which resulted in a write-off of $2.2 million in unamortized deferred financing costs and $1.8 million charge for termination of the related interest rate swaps, both recorded to Loss on debt extinguishment, modifications and termination of derivative instruments.
The aggregate maturities of indebtedness as of December 31, 2018, including amortization of principal amounts due under the Term Loan A, Senior Unsecured Notes and mortgage notes for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2019	$6,513
2020	6,750
2021	7,035
2022	7,312
2023	737,347
Thereafter	600,000
Aggregate principal amount of debt	1,364,957
Less unamortized discount and deferred financing costs	(13,943)
Total debt net of discount and deferred financing costs	$1,351,014
Special Purpose Entity (SPE) Separateness
Each of the Company’s legal entities listed in the table below is a special purpose, bankruptcy remote entity, meaning that such entity’s assets and credit are not available to satisfy the debt and other obligations of either the Company or any of its other affiliates.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Legal Entity/SPE	Related Obligation
ART Mortgage Borrower Propco 2010 - 4 LLC	2010 Mortgage Notes
ART Mortgage Borrower Propco 2010 - 5 LLC
ART Mortgage Borrower Propco 2010 - 6 LLC
ART Mortgage Borrower Opco 2010 - 4 LLC
ART Mortgage Borrower Opco 2010 - 5 LLC
ART Mortgage Borrower Opco 2010 - 6 LLC

ART Mortgage Borrower Propco 2013 LLC	2013 Mortgage Notes
ART Mortgage Borrower Opco 2013 LLC
For financial reporting purposes, the assets, liabilities, results of operations, and cash flows of each legal entity in the table above are included in the Company’s consolidated financial statements. Because each legal entity is separate and distinct from the Company and its affiliates, the creditors of each legal entity have a claim on the assets of such legal entity prior to those assets becoming available to the legal entity’s equity holders and, therefore, to the creditors of the Company or its other affiliates.
10. Derivative Financial Instruments
Interest Rates
We are subject to interest rate volatility with regard to existing and future issuances of variable rate debt. From time to time, we enter into swap agreements to manage our exposure to interest rate fluctuations. To hedge the variability in cash flows due to changes in benchmark interest rates, we enter into interest rate swap agreements related to variable rate debt. Refer to Note 9, Debt of the Operating Partnership, for details of the components of our debt.
The Company was party to interest rate swap agreements with financial institutions that fixed the variable benchmark component of its interest rate on a portion of its ANZ Loans beginning on June 25, 2015. On December 12, 2018, the Company terminated these swap agreements in conjunction with the extinguishment of its debt. The carrying amount of the Company's interest rate swap agreements were recorded at fair value and previously qualified for hedge accounting. As a result of the termination of the swap agreements and in conjunction with the extinguishment of the ANZ loans, $1.8 million in accumulated other comprehensive income was reclassified to "Loss on debt extinguishment, modifications and termination of derivative instruments" in the accompanying Statement of Operations. As of December 31, 2017, the aggregate fair values of these cash flow hedges were $2.5 million, which was included in the "Accounts payable and accrued expenses" line of the accompanying Balance Sheets.
Foreign Currency
To reduce cash flow volatility from foreign currency fluctuations, we enter into swap contracts to hedge portions of cash flows of intercompany borrowing and lending activities, which are designated as cash flow hedges. The effective portion of the derivative's gain or loss is recorded in AOCI and is subsequently reclassified to foreign currency exchange and derivatives gain (loss), net when the hedged exposure affects net earnings. Gains and losses from these swaps offset the changes in value of interest and principal as a result of changes in foreign exchange rates.
On December 11, 2018, the Company entered into cross-currency swaps to hedge changes in the cash flows of interest and principal on the foreign-currency denominated intercompany loans between the Australia and U.S. entities and the New Zealand and U.S. entities. The critical terms of the cross-currency swap agreements correspond to the

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

intercompany loans, including the semi-annual interest payments being hedged, and the cross-currency swap agreements mature at the same time as the intercompany loans. As the critical terms of the cross currency swaps match the underlying intercompany borrowings being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in AOCI. The relevant terms are presented below:

Effective Date	Notional amount	Expiration Date
12/13/2018	AUD $153.5 million	1/8/2026
12/13/2018	NZD $37.5 million	12/13/2023
As of December 31, 2018, the aggregate fair values of these cash flow hedges were $2.3 million, and are included in the "Other assets" line of the accompanying balance sheet. The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. The actual amounts reclassified into earnings are dependent on future movements in the foreign exchange rates.
The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows. Amounts reclassified from AOCI into earnings related to realized gains and losses on remeasurement of the intercompany loans are recognized at each remeasurement date. Prior to termination of the interest rate swaps, historical amounts reclassified from AOCI into earnings related to realized gains and losses on interest rate swaps were recognized when interest payments or receipts occurred related to the swap contracts, and corresponded to when interest payments were made on the Company’s hedged debt.
The following table summarizes the impact of the Company's interest rate swaps which were terminated in December 2018 and foreign currency cash flow hedges on the results of operations, comprehensive loss and AOCI for the years ended December 31, 2018, 2017 and 2016:

Interest Rate Swaps Designated as Cash Flow Hedges	Loss Recognized as AOCI on Derivatives, Net of Tax (Effective Portion)	Consolidated Statements of Operations Classification	Loss Reclassified from AOCI into Earnings, Net of Tax (Effective Portion)
	(In thousands)		(In thousands)
2018	$(1,422)	Interest expense	$1,191
2017	$1,422	Interest expense	$1,547
2016	$1,538	Interest expense	$1,139

Cross-Currency Swaps Designated as Cash Flow Hedges	Gain Recognized as AOCI on Derivatives	Consolidated Statements of Operations Classification	Gain Reclassified from AOCI into Earnings
	(In thousands)		(In thousands)
2018	$2,283	Foreign currency exchange gain (loss), net	$3,449
2017	$—	N/A	$—
2016	$—	N/A	$—

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

11. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of December 31, 2018 and 2017 are as follows:

	Maturity	Interest Rate as of December 31, 2018	2018	2017
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$19,265	$19,457
11 warehouses – 2007	9/2027	7.00%-19.59%	99,655	102,059
Total sale-leaseback financing obligations			$118,920	$121,516
In September 2010, the Company entered into a transaction by which it assigned to an unrelated third party its fixed price “in the money” purchase option of $18.3 million on a warehouse it was leasing in Ontario, California. The purchase option was exercised in September 2010, and the Company simultaneously entered into a new 20-year lease agreement with the new owner and received $1.0 million of consideration to use towards warehouse improvements. Under the terms of the new lease agreement, the Company will exercise control over the asset for more than 90% of the asset’s remaining useful life, and it has a purchase option within the last six months of the initial lease term at 95% of the fair market value as of the date such option is exercised. The transaction was accounted for as a financing whereby the Company recognized a long-lived asset equal to the purchase price of $18.2 million, a receivable of $1.0 million for the additional consideration, and a financing obligation of $19.2 million. During 2018 and 2017, the principal balance was amortized by nominal amounts. The long-lived asset is being depreciated on a straight-line basis over its remaining economic useful life and a proportionate amount of each periodic rental payment is being charged to interest expense on the effective-interest-rate method.

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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2018, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Years Ending December 31:	(In thousands)
2019	$16,829
2020	17,087
2021	17,351
2022	17,619
2023	17,892
Thereafter	133,260
Total minimum payments	220,038
Interest portion	(101,118)
Present value of net minimum payments	$118,920
12. Lease Commitments
The Company has entered into capital and operating lease agreements for equipment and warehouses. The lease terms generally range from five to 20 years, with renewal or purchase options.
As of December 31, 2018, future minimum lease payments under capital leases are as follows:

Years Ending December 31:	(In thousands)
2019	$12,415
2020	11,788
2021	10,350
2022	5,025
2023	2,469
Thereafter	6,575
Total minimum lease payments	48,622
Interest portion	(7,835)
Present value of net minimum payments	$40,787

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2018, future minimum lease payments under operating leases are as follows:

Years Ending December 31:	(In thousands)
2019	$25,453
2020	20,590
2021	11,051
2022	8,204
2023	7,894
Thereafter	20,757
Total minimum lease payments	$93,949

Rent expense, inclusive of month-to-month rental charges, for the years ended December 31, 2018, 2017 and 2016 was $36.7 million, $42.3 million and $40.4 million, respectively.
13. Fair Value Measurements
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
The Company’s mortgage notes, senior unsecured notes, term loans, and construction loans are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying consolidated balance sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, senior unsecured notes, term loans and construction loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, trading data on comparable unsecured industrial REIT debt, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. Refer to Note 19 for the fair value of the pension plan assets. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy for the years ended December 31, 2018, 2017 and 2016.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31,
		2018	2017
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$208,078	$48,873
Restricted cash	Level 1	6,019	21,090
Interest rate swap liability	Level 2	—	2,463
Cross-currency swap asset	Level 2	2,283	—
Assets held by various pension plans:
	Level 1	30,281	32,626
	Level 2	29,456	33,102
Measured at fair value on a non-recurring basis:
Long-lived assets written down:
Property, plant and equipment	Level 3	—	2,576
Disclosed at fair value:
Mortgage notes, term loans and construction loan	Level 3	$1,365,812	$1,807,199
14. Dividends and Distributions
In order to comply with the REIT requirements of the Internal Revenue Code, the Company is generally required to make common share distributions (other than capital gain distributions) to its shareholders at least equal to 90% of its REIT taxable income, as defined in the Code, computed without regard to the dividends paid deduction and net capital gains. The Company’s common share dividend policy is to distribute a percentage of cash flow to ensure distribution requirements of the IRS are met while allowing the Company to retain cash to meet other needs, such as principal amortization, capital improvements and other investment activities.
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
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares in 2018, 2017 and 2016:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.1875	27,250	—	27,246	—
June (d)				(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July				28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.1875	28,072	—	28,072
October(e)			—	(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October			—	28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2019)	$0.1875	28,218	—	—	—
		$104,976		$76,523

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared.

(d)	Declared in June and included in the $27.3 million declared.

(e)	Declared in September and included in the $28.1 million declared.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2017
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421		April
June	0.073	5,054	2,422		July
September	0.073	5,053	2,421		October
December	$0.073	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to holders of Series B Preferred Shares			$28,436

(a)	Participating dividend.

(b)	Paid in equal quarterly amounts along with the participating dividend.

2016
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.073	$5,053	$2,421		April
June	0.073	5,054	2,422		July
September	0.073	5,053	2,421		October
December	$0.073	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to holders of Series B Preferred Shares			$28,436

(a)	Participating dividend.

(b)	Paid in equal quarterly amounts along with the participating dividend.

The dividends declared and paid to holders of Series A Preferred Shares were $0.001 million, $0.016 million and $0.016 million for the years ended December 31, 2018, 2017 and 2016, respectively.
For income tax purposes, distributions to preferred and common shareholders are characterized as ordinary income, capital gains, or as a return of shareholder invested capital. The composition of the Company’s distributions per common share and per preferred share is as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Common Shares	2018	2017	2016
Ordinary income	66%	85%	100%
Capital gains	0%	0%	0%
Return of capital	34%	15%	0%
	100%	100%	100%

Preferred Shares	2018	2017	2016
Ordinary income	100%	100%	100%
Capital gains	0%	0%	0%
Return of capital	0%	0%	0%
	100%	100%	100%
15. Partners' Capital
Allocations of Net Income and Net Losses to Partners
The operating partnership’s net income will generally be allocated to Americold Realty Trust (the general partner) and the operating partnership’s limited partner, Americold Realty Operations Inc., in accordance with the respective percentage interests in the units issued by the operating partnership. Net loss will generally be allocated to the general partner and the operating partnership’s limited partners in accordance with the respective common percentage interests in the operating partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the general partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
Distributions
All distributions on our units are at the discretion of Americold Realty Trusts' board of trustees. We have declared and paid the following distributions to the Parent for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
January (e)	5,750	5,750
March/April	20,145	20,165
March (b)		(79)
June/July	27,250	27,274
June (c)		(114)
September (e)	2,455	2,455
September/October	28,072	28,100
October(d)		(114)
December/January	28,218	—
	$115,132	$86,679

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

(b)	Distribution equivalents declared in March and included in the $20.1 million, accrued on unvested restricted stock units to be paid when the awards vest.

(c)	Distribution equivalents declared in June and included in the $27.3 million, accrued on unvested restricted stock units to be paid when the awards vest.

(d)	Distribution equivalents declared in September and included in the $28.1 million, accrued on unvested restricted stock units to be paid when the awards vest.

(e)
Distribution was paid to Parent for payment of underwriters' costs in conjunction with the offering completed in the respective quarter, and for conversion of Series A Preferred shares in connection with the IPO.

2017
Month Declared/Paid	Distributions Paid
(In thousands)
March/April	$12,161
June/July	12,171
September/October	12,162
December	12,172
$48,666

2016
Month Declared/Paid	Distributions Paid
(In thousands)
March/April	$12,161
June/July	12,171
September/October	12,162
December	12,172
$48,666

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

16. Warrants
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
17. Share-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based, performance-based and market performance-based equity awards. Time-based and market performance-based awards are recognized on a straight-line basis over the employees’ requisite service period, as adjusted for estimate of forfeitures. Performance-based awards are recognized ratably over the vesting period using a graded vesting attribution model upon the achievement of the performance target, as adjusted for estimate of forfeitures. The only performance-based awards issued by the Company were granted in 2016 and 2017.
Aggregate stock-based compensation charges related to stock options and restricted stock units were $10.7 million, $2.4 million and $2.5 million during the years ended December 31, 2018, 2017 and 2016, respectively, and were included as a component of "Selling, general and administrative" expense on the accompanying consolidated statements of operations. As of December 31, 2018, there was $24.0 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.5 years.
Americold Realty Trust 2008 and 2010 Equity Incentive Plans
During December 2008, the Company and the common shareholders approved the Americold Realty Trust 2008 Equity Incentive Plan (2008 Plan), whereby the Company may issue either stock options or stock appreciation rights based upon a reserved pool of 4,900,025 common shares. The Company awarded no options in 2018, 2017 or 2016 under the 2008 Plan. The only active awards remaining under the 2008 Plan were exercised during 2018. The Company is no longer permitted to grant awards under this Plan as a result of replacing the 2008 Plan with the 2010 Plan. During December 2010, the Company and the common shareholders approved the Americold Realty Trust 2010 Equity Incentive Plan (2010 Plan), whereby the Company could issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and/or dividend equivalents with respect to the Company’s

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

common shares, cash bonus awards, and/or performance compensation awards to certain eligible participants, as defined, based upon a reserved pool of 3,849,976 of the Company’s common shares.
Modification of Restricted Stock Units
On January 4, 2018, the Company’s board of trustees approved the modification of awards to allow the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled pursuant to the 2010 Plan. On the same day, the Company’s board of trustees resolved that no further awards may be granted under the 2010 Plan after the approval of the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan). As a result, the Company recognized share-based compensation expense of $2.0 million to reflect the change in fair value associated with the modification of the dividend equivalents rights of the outstanding equity awards under the 2010 Plan.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s board of trustees adopted the 2017 Plan, which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. The maximum aggregate number of shares granted to any participant other than a non-employee trustees or consultant in any calendar year for which options or stock appreciation rights (SARs) shall be 1,000,000 shares, for awards other than options or SARs that are performance-based compensation, denominated in shares, shall be 1,500,000 shares.
On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company and time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units. As of December 31, 2018, 7,399,311 shares of common stock, including awards convertible into or exchangeable for shares of common stock remained available for future issuance under the 2017 Plan.
Restricted Stock Units
Restricted stock units are nontransferable until vested. Prior to the issuance of a common share, the grantees of restricted stock units are not entitled to vote the shares. Time-based restricted stock unit awards vest in equal annual increments over the vesting period. The grant date fair values for time-based restricted unit stock awards is equal to the closing market price of Americold Realty Trust common stock on the grant date. Performance-based and market performance-based restricted stock unit awards vest upon the achievement of the performance target, as well as completion of performance period.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value
2018	Director group	373,438	1-3 years	$5,975,008
2018	Employee group	1,263,751	1-4 years	$22,195,706
2017	Director group	18,348	2-3 years	$198,892
2017	Employee group	141,288	5 years	$1,897,498
2016	Director group	18,348	2-3 years	$198,892
Of the restricted stock units granted for the year ended December 31, 2018, (i) 331,250 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 659,751 were time-based restricted stock units with various vesting periods ranging from one to four years issued to certain employees and (iv) 604,000 were market performance-based restricted stock units with a three-year vesting period issued to certain employees.
Of the restricted stock units granted for the year ended December 31, 2017, (i) 18,348 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees as part of their annual compensation, (ii) 69,860 were time-based restricted stock units with a five-year vesting period issued to certain employees a (iii) 71,428 were performance-based restricted stock units with a five-year vesting period based upon achievement of annual Company EBITDA performance against target.
The restricted stock units granted for the year ended December 31, 2016 were time-based with a three-year vesting period, issued to non-employee trustees as part of their annual compensation.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of December 31, 2018:

Year Ended December 31, 2018
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2017	34,633	N/A	71,428	N/A	—	N/A
Granted	1,033,189		—		604,000
Vested (1)	(19,566)		—		—
Forfeited	(20,000)		—		(16,500)
Non-vested as of December 31, 2018	1,028,256	$26.3	71,428	$1.8	587,500	$15.0
The weighted average grant-date fair value of restricted stock units granted during years 2018, 2017, and 2016 was $17.21, $13.13 and $10.84 per unit, respectively. As of December 31, 2018 the weighted average grant date

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

fair value of vested restricted stock units was $11.27, for forfeited restricted stock units was $14.83, and non-vested restricted stock units was $17.06 per unit.

(1)
For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) change in control or (2) set cliff vesting dates, as defined in the 2010 Plan. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The amount of vested restricted stock units was 613,605 as of December 31, 2018 and had a related aggregate intrinsic value of $15.7 million at $25.54 per unit.

Market Performance-Based Restricted Stock Units
Market performance-based restricted units, which were determined to contain a market condition, utilize absolute total shareholder return (TSR) over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the percentage appreciation (rounded to the nearest tenth of a percent), in the value per share of stock during the performance period, over a three-year market performance period, commencing on January 18, 2018 and ending on December 31, 2020 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. In the event that the TSR upon completion of the market performance period is achieved at the “minimum,” “target” or “maximum” level as set forth below, the awards will become vested as to the market condition with respect to the percentage RSUs, as applicable, set forth below:

Performance Level Thresholds	TSR	Market Performance Percentage
Minimum	8%	50% of Target Award
Target	10%	100% of Target Award
Maximum	12%	150% of Target Award
In the event TSR falls between 8% and 10%, TSR shall be determined using a straight line linear interpolation between 50% and 100% and in the event it falls between 10% and 12%, TSR shall be determined using a straight line linear interpolation between 100% and 150%.
In the event that the Company’s TSR does not meet 50% of the Target Award (i.e., the minimum threshold listed above), the Restricted Stock Units shall be automatically forfeited and neither the Company nor any Subsidiary shall have any further obligations to the participant under the agreement. In no event will the number of RSUs that vest pursuant to the agreement exceed 150% of the Target Award.
The fair values of the awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the total stock price. Monte Carlo simulation is well-accepted for pricing market based awards, where the number of shares that will vest depends on the future stock price movements. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. Upon achieving the minimum performance target, RSUs will vest on the date and their payout will be the stock price at the time of vesting multiplied by the vesting percentage, plus cumulative dividends paid; then discounted at the future payout of vested RSUs to the valuation date by the risk free rate. The fair value of the RSUs is the average discounted payout across all simulation paths. Assumptions used in the valuations are summarized as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield
2/26/2018	30%	2.35%	4.70%
4/2/2018	30%	2.34%	4.04%
7/1/2018	30%	2.58%	3.41%
10/1/2018	25%	2.85%	3.01%
Performance-Based Restricted Stock Units
The grant of performance-based restricted stock unit award in April 2017 resulted in a grant date fair value of $13.43 and was measured utilizing the Black-Scholes methodology. The Company’s achievement of the performance vesting condition was contingent on the achievement of Core EBITDA. The key assumptions used in the valuation of the April 2017 award was as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield
4/10/2017	30%	1.63%	2%
Stock Options Activity
The Company did not grant any stock options during 2018 or 2017. The following table summarizes stock option grants under the 2010 Plan during the year ended December 31, 2016:

Year Ended December 31	Grantee Type	# of Options Granted	Vesting Period	Weighted- Average Exercise Price	Grant Date Fair Value
2016	Employee group	1,355,000	5 years	$9.81	$4,674,750
The Company’s calculations of the fair value of stock options granted during the year ended December 31, 2016 were determined based on the Black-Scholes option-pricing model utilizing the following assumptions:

2016
Weighted-average expected life	6.6 years
Risk-free interest rate	1.6%
Expected volatility	33%
Expected dividend yield	2.0%
The expected term is calculated using the assumption that the options will be exercised ratably from the date of vesting to the end of the contractual term for each vesting tranche of awards. Our history approximates the ratable exercise period. The risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected term of the stock option. Expected volatility is calculated using an index of publicly traded peer companies.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides a summary of option activity for the year ended December 31, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	5,477,617	$9.72	6.0	N/A
Granted	—	—
Exercised	(2,993,709)	9.69
Forfeited or expired	(128,121)	8.84
Outstanding as of December 31, 2018	2,355,787	$9.81	5.4	$37.1

Exercisable as of December 31, 2018	1,167,789	$9.81	3.8	$18.4
The total fair value at grant date of stock option awards that vested during the years ended December 31, 2018, 2017 and 2016 was approximately $1.5 million, $1.6 million and $1.3 million, respectively. The total intrinsic value of options exercised for the year ended December 31, 2018, was $38.8 million. There were no options exercised during the years ended December 31, 2017 and 2016.
18. Income Taxes
As discussed in Note 2, the Company operates in compliance with REIT requirements for federal income tax purposes. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs). In addition, the Company must meet a number of other organizational and operational requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where we operate conform to the federal rules recognizing REITs. As of December 31, 2018, the operating partnership is a disregarded entity for federal income tax purposes. In the future, if the Company issues partnership units to unrelated third parties, the operating partnership will become a regarded partnership under federal tax law. As such, no provision for federal income taxes has been included in the operating partnership's accompanying consolidated financial statements. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections permit us to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT is included in our consolidated financial statements.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (TCJA) that significantly revises the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation, and implementing a territorial tax system. The full impact of this change in tax law is final and the Company has completed its accounting for the tax effects of the TCJA as of December 31, 2018. As a result of adopting the TCJA, a $3.8 million tax benefit was recognized during the year.
The Company determined that no inclusion was required for the mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”); the reduction was due to a refinement of

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the calculation of its share of earnings and profits of non-consolidated foreign subsidiaries at the TRS. Most foreign subsidiaries are owned by the REIT which does not record deferred taxes.
The Company continues to assert that the undistributed earnings of its Hong Kong and Argentine subsidiaries are permanently reinvested. The Company changed its assertion for the earnings of its Canadian subsidiaries in 2018, due to the Company's plans to remit cash in the future, and recognized an amount of deferred tax liability related to the outside basis difference of $0.4 million. No additional income taxes have been provided for any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability for any additional outside basis difference in these entities is not practicable due to the complexities of the hypothetical calculation in determining outside basis. Undistributed earnings of the Argentine subsidiary amounted to approximately $13.6 million at December 31, 2018.

The global intangible low-taxed income (GILTI) provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company accounts for the GILTI as a period cost and thus has not recorded any deferred tax liability associated with GILTI. The amount of taxable deemed dividend recorded for the Company for the 2018 year is $0.2 million. Also, as a result of IRS guidance issued during the third quarter of 2018, the Company now includes any GILTI as REIT qualified income.
Following is a summary of the income/(loss) before income taxes in the U.S. and foreign operations:

	2018	2017	2016
	(In thousands)
U.S.	$37,060	$(11,212)	$(9,626)
Foreign	7,306	19,997	20,437
Pre-tax income	$44,366	$8,785	$10,811
The benefit (expense) for income taxes for the years ended December 31, 2018, 2017 and 2016 is as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2018	2017	2016
	(In thousands)
Current
U.S. federal	$4,424	$(4,848)	$430
State	(353)	(644)	381
Foreign	(3,604)	(7,559)	(7,276)
Total current portion	467	(13,051)	(6,465)

Deferred
U.S. federal	2,094	2,277	(797)
State	494	(72)	(64)
Foreign	564	1,453	1,447
Total deferred portion	3,152	3,658	586
Income tax benefit (expense)	$3,619	$(9,393)	$(5,879)
Income tax benefit (expense) attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income (loss) before income taxes. The reconciliation between the statutory rate and reported amount is as follows:

	2018	2017	2016
	(In thousands)
Income taxes at statutory rates	$(9,317)	$(2,987)	$(3,676)
Earnings from REIT - not subject to tax	9,015	(425)	(672)
State income taxes, net of federal income tax benefit	(187)	(445)	615
Provision to return	360	(205)	(416)
Rate and permanent differences on non-U.S. earnings	(1,228)	668	1,739
Valuation allowance	(2,227)	2,950	(1,542)
Non-deductible expenses	4,021	(2,345)	(873)
Change in uncertain tax positions	347	94	564
Amended returns/refunds	—	—	360
Effect of Tax Cuts and Jobs Act	3,797	(3,113)	—
Quarry tax basis in land	—	—	(3,025)
Investment in foreign subsidiary	—	—	616
REIT excise tax	—	(4,772)	—
Other	(962)	1,187	431
Total	$3,619	$(9,393)	$(5,879)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$14,062	$6,592
Accrued expenses	25,889	26,263
Stock-based compensation	4,709	3,511
Other assets	241	356
Total gross deferred tax assets	44,901	36,722
Less: valuation allowance	(19,627)	(15,910)
Total net deferred tax assets	25,274	20,812

Deferred tax liabilities:
Intangible assets and goodwill	(5,628)	(5,197)
Property, plant, and equipment	(35,672)	(34,758)
Other liabilities	(1,144)	(1,495)
Total gross deferred tax liabilities	(42,444)	(41,450)
Net deferred tax liability	$(17,170)	$(20,638)
As of December 31, 2018, the Company has gross U.S. federal net operating loss carryforwards of approximately $41.2 million, of which $20.4 million was generated prior to 2018 and will expire between 2032 and 2036. These losses may be subject to annual limitation under IRC section 382 as a result of our IPO. The remaining $20.8 million was generated after 2017 and is subject to new laws as set forth by the TCJA and has no expiration date, but can only be utilized to offset up to 80% of future taxable income annually. The Company has state net operating loss carryforwards of approximately $18.6 million from its TRSs, which will expire at various times between 2019 and 2037. The Company has an Alternative Minimum Tax credit carryforward in the amount of $3.8 million that can be used to offset regular tax until 2021 or any unused credit will be refunded beginning in 2018 and fully refunded by 2021. The Company has recorded a refund receivable for the $3.8 million. Additionally, the Company has a federal Research and Experimentation Credit of approximately $0.7 million that will expire between 2036 and 2038.
The Company established a valuation allowance against the net deferred tax assets exclusive of a portion of indefinite-lived intangibles for one of its U.S. TRSs in 2014. In assessing the need for measuring and recording a valuation allowance existence or adjustment, the Company considers recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, the Company increased the valuation allowance from $15.9 million in 2017 to $19.6 million in 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016:

	Tax	Interest	Penalties	Total
	(In thousands)
Balance at December 31, 2015*	$1,514	$104	$27	$1,645
Increases related to current-year tax positions	—	21	—	21
Decreases due to lapse in statute of limitations	(657)	(106)	(19)	(782)
Balance at December 31, 2016*	857	19	8	884
Increases related to current-year tax positions	—	3	—	3
Decreases related to prior-year tax positions	—	(4)	(8)	(12)
Decreases due to lapse in statute of limitations	(73)	(12)	—	(85)
Balance at December 31, 2017*	784	6	—	790
Decreases due to lapse in statute of limitations	(353)	(6)	—	(359)
Balance at December 31, 2018*	$431	$0	$—	$431
*Balance would favorably affect the Company’s effective tax rate if recognized.
The Company’s unrecognized tax benefits include exposures related to positions taken on U.S. federal, state, and foreign income tax returns as of December 31, 2018. There are no material unrecognized tax benefits related to positions taken in and after 2014. The Company believes that it is reasonably possible that approximately $0.4 million of its unrecognized tax benefits related U.S. federal and state exposures may be reduced by the end of 2019 as a result of a lapse of the statute of limitations and settlements with tax authorities.
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
As of December 31, 2018, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2015. However, for U.S. income tax purposes, the 2009 tax year was open as of December 31, 2018, to the extent that net operating losses were generated in those years that continue to be subject to adjustments from taxing authorities.
In the fourth quarter of 2016, the Company filed a ruling request with the IRS for confirmation of a tax position for which it believes qualifies (more likely than not) for the treatment historically applied by the Company.  The Company settled the positions with the IRS in December 2017 and was required to make an excise tax payment in the amount

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

of $4.3 million including interest to resolve the matter for years prior to 2017 and paid $0.6 million in 2018 to resolve the matter for 2017. The payments, excluding interest, are included in Current income tax benefit (expense) in the consolidated statement of operations for the year ended December 31, 2017.
19. Employee Benefit Plans
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Actuarial information regarding these plans is as follows:

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2018	$(45,386)	$(33,405)	$(691)	$(3,002)	$(82,484)
Service cost	(31)	(78)	—	(137)	(246)
Interest cost	(1,418)	(1,199)	(20)	(104)	(2,741)
Actuarial gain	753	3,125	33	179	4,090
Benefits paid	2,718	930	—	1,391	5,039
Other - plan change	—	—	—	—	—
Plan participants’ contributions	—	—	—	(21)	(21)
Foreign currency translation loss	—	—	—	309	309
Benefit obligation – end of year	(43,364)	(30,627)	(678)	(1,385)	(76,054)

Change in plan assets:
Fair value of plan assets – January 1, 2018	38,218	24,518	—	2,992	65,728
Actual return on plan assets	(2,042)	(1,446)	—	50	(3,438)
Employer contributions	1,499	1,135	—	125	2,759
Benefits paid	(2,717)	(930)	—	(1,391)	(5,038)
Other - plan change	—	—	—	—	—
Plan participants’ contributions	—	—	—	21	21
Foreign currency translation loss	—	—	—	(295)	(295)
Fair value of plan assets – end of year	34,958	23,277	—	1,502	59,737
Funded status	$(8,406)	$(7,350)	$(678)	$117	$(16,317)

Amounts recognized on the consolidated balance sheet as of December 31, 2018:
Pension and post-retirement liability	$(8,406)	$(7,350)	$(678)	$117	$(16,317)
Accumulated other comprehensive loss (income)	9,718	4,278	(92)	170	14,074
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	9,718	4,278	(92)	65	13,969
Prior service cost	—	—	—	105	105

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	3,337	(311)	(34)	(66)	2,926
Amortization of net loss (gain)	(1,244)	(715)	—	—	(1,959)
Amortization of prior service cost	—	—	—	(28)	(28)
Amount recognized due to special event	—	—	—	(64)	(64)
Foreign currency translation loss	—	—	—	26	26
Total recognized in other comprehensive loss (income)	$2,093	$(1,026)	$(34)	$(132)	$901

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$43,364	$30,627	$678	$1,385	$76,054
Accumulated benefit obligation	$43,364	$30,627	$678	$1,186	$75,855
Fair value of plan assets	$34,958	$23,277	$—	$1,502	$59,737

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2017	$(45,249)	$(30,801)	$(703)	$(2,769)	$(79,522)
Service cost	(65)	(504)	—	(153)	(722)
Interest cost	(1,583)	(1,256)	(22)	(120)	(2,981)
Actuarial loss	(1,070)	(1,734)	(14)	(142)	(2,960)
Benefits paid	2,581	890	—	632	4,103
Other - plan change	—	—	48	(181)	(133)
Plan participants’ contributions	—	—	—	(43)	(43)
Foreign currency translation gain	—	—	—	(226)	(226)
Benefit obligation – end of year	(45,386)	(33,405)	(691)	(3,002)	(82,484)

Change in plan assets:
Fair value of plan assets – January 1, 2017	33,962	21,044	—	2,717	57,723
Actual return on plan assets	5,344	3,308	—	262	8,914
Employer contributions	1,493	1,056	48	379	2,976
Benefits paid	(2,581)	(890)	—	(632)	(4,103)
Other - plan change	—	—	(48)	0	(48)
Plan participants’ contributions	—	—	—	43	43
Foreign currency translation gain	—	—	—	223	223
Fair value of plan assets – end of year	38,218	24,518	—	2,992	65,728
Funded status	$(7,168)	$(8,887)	$(691)	$(10)	$(16,756)

Amounts recognized on the consolidated balance sheet as of December 31, 2017:
Pension and post-retirement liability	$(7,168)	$(8,887)	$(691)	$(10)	$(16,756)
Accumulated other comprehensive loss (income)	7,625	5,303	(58)	238	13,108
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	7,625	5,303	(58)	53	12,923
Prior service cost	—	—	—	184	184

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	(2,518)	(398)	14	2	(2,900)
Amortization of net loss (gain)	(1,889)	(814)	1	—	(2,702)
Amortization of prior service cost	—	(212)	—	(9)	(221)
Amount recognized due to special event	—	—	4	116	120
Foreign currency translation loss	—	—	—	(51)	(51)
Total recognized in other comprehensive loss (income)	$(4,407)	$(1,424)	$19	$58	$(5,754)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,386	$33,405	$691	$3,002	$82,484
Accumulated benefit obligation	$45,361	$33,406	$691	$2,100	$81,558
Fair value of plan assets	$38,218	$24,518	$—	$2,992	$65,728

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of net period benefit cost for the years ended December 31, 2018, 2017 and 2016 are as follows:

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$31	$78	$—	$137	$246
Interest cost	1,418	1,199	20	104	2,741
Expected return on plan assets	(2,047)	(1,369)	—	(172)	(3,588)
Amortization of net loss	1,244	715	—	—	1,959
Amortization of prior service cost	—	—	—	30	30
Effect of settlement	—	—	—	68	68
Net pension benefit cost	$646	$623	$20	$167	$1,456

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$65	$504	$—	$153	$722
Interest cost	1,583	1,256	22	120	2,981
Expected return on plan assets	(1,757)	(1,175)	—	(174)	(3,106)
Amortization of net loss (gain)	1,889	815	(1)	—	2,703
Amortization of prior service cost	—	212	—	9	221
Effect of settlement	—	—	(4)	67	63
Net pension benefit cost	$1,780	$1,612	$17	$175	$3,584

	December 31, 2016
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$108	$516	$—	$131	$755
Interest cost	1,767	1,288	25	104	3,184
Expected return on plan assets	(2,072)	(1,244)	—	(163)	(3,479)
Amortization of net loss (gain)	2,125	745	(3)	—	2,867
Amortization of prior service cost	—	212	—	—	212
Effect of settlement	737	—	(11)	—	726
Net pension benefit cost	$2,665	$1,517	$11	$72	$4,265

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company recognizes all changes in the fair value of plan assets and net actuarial gains or losses at December 31 each year. Prior service costs and gains/losses are amortized based on a straight-line method over the average future service of members that are expected to receive benefits.
All actuarial gains/losses are exposed to amortization over an average future service period of 6.4 years for the Retirement Income Plan, 7.6 years for the National Service-Related Pension Plan, 5.7 years for Other Post-Retirement Benefits, and 7.4 years for Superannuation as of December 31, 2018.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2018, 2017 and 2016 are as follows:

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.95%	4.15%	3.70%	3.70%
Rate of compensation increase	3.50%	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.35%	3.65%	3.10%	3.70%
Expected return on plan assets	7.00%	7.00%	N/A	6.00%
Rate of compensation increase	3.50%	N/A	N/A	4.00%

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.35%	3.65%	3.10%	3.70%
Rate of compensation increase	3.50%	N/A	N/A	4.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.75%	4.15%	3.40%	4.20%
Expected return on plan assets	7.00%	7.00%	N/A	6.00%
Rate of compensation increase	3.50%	N/A	N/A	4.00%

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The estimated net loss for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2019 is $2.1 million. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2019.
The estimated net gain for the other post-retirement benefit plan in the U.S. that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019 is nominal. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2019.
There is no estimated net gain for the Offshore Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2019. The estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2019 is nominal.
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
The allocations of the U.S. Plans’ and the Offshore Plan’s investments by fair value as of December 31, 2018 and 2017 are as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	U.S. Plans			Offshore Plan
	Actual		Target Allocation	Actual		Target Allocation
	2018	2017		2018	2017

U.S. equities	35%	35%	25–55%	16%	16%	14%
Non-U.S. equities	25%	25%	15–45%	46%	42%	41%
Fixed-income securities	35%	35%	15–40%	9%	16%	17%
Real estate	5%	5%	0–5%	8%	7%	7%
Cash and other	—	—	–	21%	19%	21%

To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Offshore Plan’s assets and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2019, the Company expects to receive a long-term rate of return of 6.5% for the U.S. Plans and 5.0% for the Offshore Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.
The fair values of the Company’s pension plan assets as of December 31, 2018, by category, are as follow:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2018
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$15,141	$—	$15,141
Medium cap(1)	—	2,912	—	2,912
Small cap(1)	1,165	1,165	—	2,330
Non-U.S. equities:
Large cap(2)	11,065	—	—	11,065
Emerging markets(3)	3,494	—	—	3,494
Fixed-income securities:
Money markets(4)	—	2,912	—	2,912
U.S. bonds(5)	8,735	2,912	—	11,647
Non-U.S. bonds(5)	5,822	—	—	5,822
Real estate(6)	—	2,912	—	2,912
Common/collective trusts	—	1,502	—	1,502
Total assets	$30,281	$29,456	$—	$59,737

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair values of the Company’s pension plan assets as of December 31, 2017, by category, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2017
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$16,313	$—	$16,313
Medium cap(1)	—	3,137	—	3,137
Small cap(1)	1,255	1,255	—	2,510
Non-U.S. equities:
Large cap(2)	11,922	—	—	11,922
Emerging markets(3)	3,765	—	—	3,765
Fixed-income securities:
Money markets(4)	—	3,133	—	3,133
U.S. bonds(5)	9,411	3,137	—	12,548
Non-U.S. bonds(5)	6,273	—	—	6,273
Real estate(6)	—	3,137	—	3,137
Common/collective trusts	—	2,990	—	2,990
Total assets	$32,626	$33,102	$—	$65,728

(1)	Includes funds that primarily invest in U.S. common stock.

(2)	Includes funds that invest primarily in foreign equity and equity-related securities.

(3)	Includes funds that invest primarily in equity securities of companies in emerging market countries.

(4)	Includes funds that invest primarily in short-term securities, such as commercial paper.

(5)	Includes funds either publicly traded (Level 1) or within a separate account (Level 2) held by a regulated investment company. These funds hold primarily debt and fixed-income securities.

(6)
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
As of December 31, 2018 and 2017, the Company does not have any investments classified as Level 3.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Flow
The Company expects to contribute $2.5 million to all plans in 2019.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2018:

Years Ending December 31:	(In thousands)
2019	$7,636
2020	5,005
2021	5,001
2022	4,953
2023	4,801
Thereafter	23,374
$50,770

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

The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2018, 2017 and 2016, and sets forth the contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2017 and 2016 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans, or a rehabilitation plan (RP) for red zone plans, is

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

either pending or has been implemented. As of December 31, 2018, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented (see table below).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from February 13, 2019 to June 30, 2026. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2018, 2017 and 2016.
The Company contributes to multi-employer plans that cover approximately 60% of union employees. The amounts charged to expense on the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 were $17.4 million, $17.0 million and $16.6 million, respectively. Projected minimum contributions required for the upcoming fiscal year are approximately $17.1 million.
During the third quarter of 2017, the Company recorded a charge of $9.2 million representing the present value of a liability associated with its withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund (the Fund) for hourly, unionized associates at four of its domestic warehouse facilities. The Fund is grossly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan. The Fund Trustees chose to create a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company’s portion of the unfunded liability, estimated at $13.7 million, will be repaid in equal monthly installments of approximately $0.04 million over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multi-employer plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize difference between such present value and the estimated unfunded liability through interest expense over the repayment period.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Americold Contributions			Surcharge Imposed
		2018	2017		2018	2017	2016
					(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (2)	36-6052390	Green	Green	No	$6	$3	$2	No

Central States SE & SW Areas Health and Welfare Pension Plans (1)	36-6044243	Red	Red	Yes/Implemented	8,424	8,427	8,608	No

New England Teamsters & Trucking Industry Pension Plan (3)	04-6372430	Red	Red	Yes/Implemented	456	566	641	No

Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Green	Green	No	493	98	—	No

I.U.O.E Stationary Engineers Local 39 Pension Fund (1)	94-6118939	Green	Green	No	160	197	151	No

United Food & Commercial Workers International Union-Industry Pension Fund (4)	51-6055922	Green	Green	No	90	87	83	No

Western Conference of Teamsters Pension Fund (1)	91-6145047	Green	Green	No	7,632	7,265	6,809	No

Minneapolis Food Distributing Industry Pension Plan (1)	41-6047047	Green	Green	Yes/Implemented	180	326	337	No

				Total Contributions	$17,441	$16,969	$16,631

(1)	The status information is for the plans’ year end at December 31, 2018 and 2017.

(2)	The status information is for the plans’ year end at January 31, 2018 and 2017.

(3)	The status information is for the plans’ year end at September 30, 2018 and 2017. The Company withdrew from the multi-employer plan on October, 31, 2017.

(4)	The status information is for the plans’ year end at June 30, 2018 and 2017.
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense on the accompanying consolidated statements of operations and for the years ended December 31, 2018, 2017 and 2016 were $5.7 million, $5.4 million and $4.8 million, respectively.
Defined Contribution Plan
The Company has defined contribution employee benefit plans, which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) Plan charged to expense on the accompanying consolidated statements of operations for each of the years ended December 31, 2018, 2017 and 2016 was $3.9 million, $3.6 million and $3.6 million, respectively.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2018, 2017 and 2016.
20. Commitments and Contingencies
Letters of Credit
As of December 31, 2018 and 2017, there were $29.6 million and $33.8 million, respectively, of outstanding letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Line of Credit.
Bonds
The Company had outstanding surety bonds of $2.7 million as of December 31, 2018 and 2017. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Construction Commitments
As of December 31, 2018, the Company had the following construction commitments related to its expansion of existing warehouse facilities:

Commitment start period	Committed construction cost (in thousands)	Construction completion period
Q1 2018	19,754	Q1 2019
Total construction commitments	$19,754
Additionally, on November 8, 2018, the Company entered into an agreement whereby an affiliate of the Company would purchase land for approximately $46.6 million (approximately AUD$64.5 million) and upon which the Company intends to build a state-of-the-art automated facility for a customer. The customer has agreed to acquire the land at the amount the Company paid if construction of the facility is not substantially commenced within certain parameters.
Collective Bargaining Agreements
As of December 31, 2018, worldwide we employed approximately 11,000 people. Currently, 56% of the Company’s labor force is covered by collective bargaining agreements, and 84 of our 155 warehouses have unionized associates that are governed by 69 different collective bargaining agreements. We are currently in negotiations for 5 new agreements which will bring our total to 74 agreements. During 2019, the Company will be renegotiating 12 collective bargaining agreements, covering all or parts of 29 operating warehouses worldwide. The Company does not anticipate any workplace disruptions during this renegotiation process.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
On February 7, 2013, the Company removed the case to the U.S. federal court and ultimately filed a motion for summary judgment, which the plaintiffs vigorously opposed. On October 4, 2013, the court granted the Company's motion and dismissed the case in full. Only one plaintiff appealed the dismissal to the U.S. Court of Appeals where oral argument was heard in November 2014 before the Tenth Circuit in Denver. The Court of Appeals ordered that the case be remanded to the Kansas State Court and the judgment in favor of Americold be vacated, finding U.S. federal diversity jurisdiction did not exist over the Company. The Company petitioned the U.S. Supreme Court for certiorari and oral argument that occurred on January 19, 2016.
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
Following remand to Kansas state court, Plaintiffs initially petitioned the court to amend their complaint to drop their claim for damages and only seek an Order of Specific Performance-namely to require Americold sign a new document reinstating the consent judgment assigned in the 1994 Settlement Agreement. No amended complaint was

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

filed, however, and plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018. As of December 31, 2018, pending before the court are the Company's motions to prevent Kraft and Safeway to remain in the lawsuit as plaintiffs on the theory that they did not appeal the District Court's Order dismissing their claims and are bound by the judgment entered against them. Plaintiffs have served limited discovery to us seeking communications with insurance counsel and representatives. We continue to assert a strong defensive posture and will be in a better position to evaluate exposure as discovery and case preparation continues; however, given the status of the proceedings to date, a liability cannot be reasonably estimated. The Company believes the ultimate outcome of these matters will not have a material adverse impact on its consolidated financial statements.
Preferred Freezer Services, LLC Litigation
On February 11, 2019, Preferred Freezer Services, LLC (“PFS”) filed a complaint against Americold Realty Trust alleging breaches of a confidentiality agreement the parties had executed in connection with the bidding process for PFS. The complaint also alleges claims for breach of good faith and fair dealing, tortious interference with economic advantage, unfair competition and misappropriation of confidential information. PFS also filed motions seeking a temporary restraining order and preliminary injunction enjoining the Company from using PFS confidential information and continuing discussions with owners of property leased to PFS for its operations. The Company denies the allegations and believes PFS’s claims are without merit and intends to vigorously defend this claim. The Company believes the ultimate outcome of these matters will not have a material adverse impact on its consolidated financial statements.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of December 31, 2018 and 2017. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of December 31, 2018. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2018 and 2017.
21. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for the investment in the China JV, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Pension and other postretirement benefits:	(In thousands)
Balance at beginning of period, net of tax	$(7,126)	$(12,880)	$(14,852)
(Loss) gain arising during the period	(2,926)	2,663	(1,963)
Less: Tax expense (benefit)	27	(49)	(33)
Net (loss) gain arising during the period	(2,953)	2,712	(1,930)
Amortization of net loss and prior service cost (1)	2,052	3,042	3,902
Less: (Tax benefit)/Tax expense (2)	—	—	—
Net amount reclassified from AOCI to net income (loss)	2,052	3,042	3,902
Other comprehensive (loss) income, net of tax	(901)	5,754	1,972
Balance at end of period, net of tax	(8,027)	(7,126)	(12,880)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	8,318	3,874	7,018
(Loss) gain on foreign currency translation	(11,640)	4,444	(3,144)
Less: Tax benefit	—	—	—
Net (loss) gain on foreign currency translation	(11,640)	4,444	(3,144)
Balance at end of period, net of tax	(3,322)	8,318	3,874
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,422)	(1,538)	(1,468)
Unrealized gain (loss) on cash flow hedge derivatives	862	(1,387)	(1,359)
Less: Tax expense (benefit)	173	44	(150)
Net gain (loss) on cash flow hedge derivatives	689	(1,431)	(1,209)
Net amount reclassified from AOCI to net income (loss) (interest expense)	1,191	1,547	1,139
Net amount reclassified from AOCI to net income (loss) (loss on debt extinguishment, modifications and termination of derivative instruments)	1,825	—	—
Net amount reclassified from AOCI to net income (loss) (foreign exchange gain (loss), net)	(3,449)	—	—
Balance at end of period, net of tax	(1,166)	(1,422)	(1,538)
Accumulated other comprehensive loss	$(12,515)	$(230)	$(10,544)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the consolidated statements of operations.

(2)	Deferred tax impact of amounts reclassified from AOCI for pension liabilities are recorded in deferred income tax benefit in the consolidated statements of operations.
22. Related-Party Transactions
Transactions with Goldman and CMHI
Goldman is part of the lending group under the 2018 Recast Credit Facility, and has a $90.0 million, or 7.1%, total commitment. Another affiliate of Goldman was part of the lending group under the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan), which the Company repaid during December 2018. Goldman was also the counterparty to the interest rate swap agreements related to the ANZ Loans as described in Note 10, which were terminated in December 2018 in connection with the extinguishment of the ANZ Loans.
As a member of the previously described lending groups, the Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $2.3 million, $0.9 million, and $2.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Interest payable to Goldman was nominal as of December 31, 2018 and December 31, 2017. Payments under the interest rate swap agreements are not included in the figures above and totaled approximately $1.2 million, $1.5 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016. In addition, a swap termination fee was paid to Goldman in 2018 of $1.8 million in conjunction with the extinguishment of the ANZ Loans.
In December 2018, the Company entered into a cross-currency swap with Goldman to hedge the changes in the cash flows of interest and principal payment on foreign-currency denominated intercompany loans, as further described in Note 10. Payments under the cross-currency swap agreements will not commence until 2019. From time-to-time the Company has entered into foreign exchange spot trades with Goldman to facilitate the movement of funds between our international subsidiaries and the U.S., including the funding of the previously mentioned intercompany loans.

In December 2017, the Company prepaid in escrow a $0.2 million fee to Goldman for its share of the 2018 Senior Secured Credit Facilities commitment, which was related to the refinancing that occurred in tandem with the IPO. In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares, respectively. After giving effect to the full exercise of the underwriters’ option to purchase additional common shares during the IPO, and after giving effect to the sale by Goldman of 5,163,716 common shares in the IPO, Goldman and CMHI owned approximately 16.7% and 3.1% of the Company’s common shares, respectively. In connection with the IPO, Goldman received a refund from the underwriters of approximately $1.6 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.
In connection with the follow-on offering, Goldman sold 9,083,280 common shares, and after giving effect to the sale owned approximately 9.9% of the Company's common shares. In connection with the follow-on offering, Goldman received an underwriting fee of approximately $5.0 million, and received a refund of approximately $0.7 million representing the underwriting discount on the gross proceeds received by the selling shareholders.
In November 2018, CMHI sold 4,432,034 common shares. As of December 31, 2018, CMHI no longer owned any common shares of the Company. Additionally, in December 2018, Goldman sold an additional 6,500,000 common shares of the Company, reducing their ownership to 5.6% as of December 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Transactions with Fortress and YF ART Holdings L.P.
Fortress held $48.5 million aggregate principal amount of the Senior Secured Term Loan B Facility as of December 31, 2017. The Company paid approximately $2.2 million in interest expense to Fortress during 2017. The Company also paid out principal amortization to Fortress of approximately $0.5 million in 2017. In connection with the refinancing of the Senior Secured Term Loan B Facility in January 2018, Fortress withdrew from the lending group under the 2018 Senior Secured Term Loan A. Fortress has no ongoing participation in our debt obligations as of December 31, 2018. In addition, Fortress sold all previously owned common shares of the Company during 2018.
In connection with the IPO, YF ART Holdings L.P. received a refund from the underwriters of approximately $4.2 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.
On March 8, 2018, YF ART Holdings L.P. entered into a financing agreement pledging 54,952,774 common shares of beneficial interest, $0.01 par value per share, representing approximately 38.6% of the Company’s issued and outstanding common shares as of March 8, 2018. YF ART Holdings L.P. used the proceeds from the financing agreement to pay in full the outstanding investment, including the preferred return on an investment vehicle affiliated with Fortress Investment Group LLC, which directly beneficially owned 7,235,529 common shares of the Company. As of December 31, 2018, Fortress no longer owns any common shares of the Company.
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
23. Geographic Concentrations
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2018, 2017 and 2016, and total assets as of December 31, 2018 and 2017:

	Total Revenues			Total Assets
	2018	2017	2016	2018	2017
	(In thousands)
U.S.	$1,313,811	$1,253,879	$1,212,799	$2,242,078	$2,078,187
Australia	227,374	219,738	207,035	226,666	244,841
New Zealand	32,363	33,289	33,676	51,419	54,672
Argentina	11,752	18,319	19,780	7,154	11,598
Canada	18,335	18,362	16,709	5,111	5,599
	$1,603,635	$1,543,587	$1,489,999	$2,532,428	$2,394,897
24. Segment Information
Our principal operations are organized into four reportable segments: Warehouse, Third-Party Managed, Transportation and Other.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents segment revenues and contributions with a reconciliation to Income before income tax benefit (expense) for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Segment revenues:
Warehouse	$1,176,912	$1,145,662	$1,080,867
Third-Party Managed	259,034	242,189	252,411
Transportation	158,790	146,070	147,004
Other	8,899	9,666	9,717
Total revenues	1,603,635	1,543,587	1,489,999

Segment contribution:
Warehouse	374,534	348,328	314,045
Third-Party Managed	14,760	12,825	14,814
Transportation	15,735	12,950	14,418
Other	620	2	2,368
Total segment contribution	405,649	374,105	345,645

Reconciling items:
Depreciation, depletion, and amortization	(117,653)	(116,741)	(118,571)
Impairment of long-lived assets	(747)	(9,473)	(9,820)
Selling, general and administrative expense	(114,760)	(110,945)	(96,728)
Loss from partially owned entities	(1,069)	(1,363)	(128)
Gain from sale of real estate, net	7,471	43	11,598
Impairment of partially owned entities	—	(6,496)	—
Interest expense	(93,312)	(114,898)	(119,552)
Interest income	3,996	1,074	708
Loss on debt extinguishment, modifications and termination of derivative instruments	(47,559)	(986)	(1,437)
Foreign currency exchange gain (loss), net	2,882	(3,591)	464
Other expense, net	(532)	(1,944)	(1,368)
Income before income tax benefit (expense)	$44,366	$8,785	$10,811

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table details our long-lived assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying consolidated balance sheets.

	Years Ended December 31,
	2018	2017
	(In thousands)
Assets:
Warehouse	$2,054,968	$2,082,156
Managed	43,725	43,035
Transportation	35,479	32,402
Other	13,554	13,897
Total segments assets	2,147,726	2,171,490

Reconciling items:
Corporate assets	370,161	207,465
Investments in partially owned entities	14,541	15,942
Total reconciling items	384,702	223,407
Total assets	$2,532,428	$2,394,897
25. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. For the year ended December 31, 2018, the weighted-average number of unvested restricted stock units that participated in the distribution of common dividends was 1,452,954.
The shares issuable upon settlement of the forward sale agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreement, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share. As of December 31, 2018, the Company has not settled any portion of the forward sale agreement.
Prior to the IPO, holders of Series B Preferred Shares were entitled to cumulative dividends, which were added to the reported net loss whether or not declared or paid to determine the net loss attributable to common shareholders under the two-class method.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the year ended December 31, 2018, 2017 and 2016 is as follows:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Weighted average common shares outstanding – basic	141,415	70,022	69,890
Dilutive effect of share-based awards	2,662	—	—
Equity forward contract	261	—	—
Weighted average common shares outstanding – diluted	144,338	70,022	69,890
For the years ended December 31, 2017 and 2016, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, warrants and convertible preferred shares in this period.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Series B Convertible Preferred Stock	—	33,240	33,240
Common share warrants	—	18,575	18,575
Employee stock options	—	5,983	6,299
Restricted stock units	—	685	553
	—	58,483	58,667
26. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2018, 2017 and 2016 by segment and geographic region:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$433,131	$39,573	$15,018	$5,694	$—	$493,416
Warehouse services	522,748	119,665	16,634	3,109	—	662,156
Third-party managed	227,757	12,742	—	—	18,335	258,834
Transportation	99,736	55,394	711	2,949	—	158,790
Other	8,877	—	—	—	—	8,877
Total revenues (1)	1,292,249	227,374	32,363	11,752	18,335	1,582,073
Lease revenue (2)	21,562	—	—	—	—	21,562
Total revenues from contracts with all customers	$1,313,811	$227,374	$32,363	$11,752	$18,335	$1,603,635

	December 31, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$413,647	$40,086	$17,695	$9,139	$—	$480,567
Warehouse services	508,982	116,287	14,776	4,013	—	644,058
Third-party managed	214,400	9,227	—	—	18,362	241,989
Transportation	85,947	54,138	818	5,167	—	146,070
Other	9,644	—	—	—	—	9,644
Total revenues (1)	1,232,620	219,738	33,289	18,319	18,362	1,522,328
Lease revenue (2)	21,259	—	—	—	—	21,259
Total revenues from contracts with all customers	$1,253,879	$219,738	$33,289	$18,319	$18,362	$1,543,587

	December 31, 2016
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$390,320	$38,046	$18,717	$9,318	$—	$456,401
Warehouse services	481,604	104,302	14,291	3,870	—	604,067
Third-party managed	227,880	7,622	—		16,709	252,211
Transportation	82,679	57,065	668	6,592	—	147,004
Other	9,696	—	—	—	—	9,696
Total revenues (1)	1,192,179	207,035	33,676	19,780	16,709	1,469,379
Lease revenue (2)	20,620	—	—	—	—	20,620
Total revenues from contracts with all customers	$1,212,799	$207,035	$33,676	$19,780	$16,709	$1,489,999

(1)
Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of Topic 840, Leases.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Performance Obligations
Substantially all our revenue for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts is recognized over time as the customer benefits equally throughout the period until the contractual term expires. Typically, revenue is recognized over time using an output measure (e.g. passage of time). Revenue is recognized at a point in time upon delivery when the customer typically obtains control, for most accessorial services, transportation services, reimbursed costs and quarry product shipments.
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
At December 31, 2018, the Company had $597.8 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 23% of these remaining performance obligations as revenue in 2019, and the remaining 77% to be recognized over a weighted average period of 14.8 years through 2038.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the consolidated balance sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2018, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $192.1 million and $198.3 million at December 31, 2018 and 2017, respectively. All other trade receivable balances relate to contracts accounted for under ASC 840.
Opening and closing balances in unearned revenue related to contracts with customers were $18.6 million and $18.8 million at December 31, 2018 and 2017, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2018 and 2017 has been recognized as of December 31, 2018 and 2017, respectively, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

27. Selected Quarterly Financial Data (Americold Realty Trust) - Unaudited
The following table sets forth selected unaudited quarterly statements of operations data for the years ended December 31, 2018 and 2017:

	2018
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenues	$415,817	$402,010	$394,667	$391,141
Total operating expenses	364,646	358,457	345,363	355,209
Operating income	51,171	43,553	49,304	35,932
Net income (loss) applicable to common shareholders	2,678	24,540	29,406	(10,457)
Net income (loss) per common share (a)
Basic	0.02	0.17	0.20	(0.08)
Diluted	0.02	0.17	0.20	(0.08)

(a)
Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding included in the calculation of basic and diluted shares.

	2017
	December 31	September 30	June 30	March. 31
	(In thousands, except per share amounts)
Total revenues	$401,721	$389,501	$379,451	$372,914
Total operating expenses	357,667	362,059	350,744	336,128
Operating income	44,054	27,442	28,707	36,786
Net income (loss) applicable to common shareholders	673	(11,935)	(15,720)	(2,945)
Net income (loss) per common share (a)
Basic	0.01	(0.17)	(0.22)	(0.04)
Diluted	0.01	(0.17)	(0.22)	(0.04)

(a)
Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding included in the calculation of basic and diluted shares.

28. Selected Quarterly Financial Data (Americold Realty Operating Partnership, L.P.) - Unaudited
The following table sets forth selected unaudited quarterly statements of operations data for the years ended December 31, 2018 and 2017:

	2018
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenues	$415,817	$402,010	$394,667	$391,141
Total operating expenses	364,646	358,457	345,363	355,209
Operating income	51,171	43,553	49,304	35,932
Net income (loss) applicable to unitholders	2,678	24,540	29,406	(10,457)
Net income (loss) per unit (a)	0.02	0.17	0.21	(0.08)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(a)	Quarterly earnings per unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted units outstanding included in the calculation of units.

	2017
	December 31	September 30	June 30	March. 31
	(In thousands, except per share amounts)
Total revenues	$401,721	$389,501	$379,451	$372,914
Total operating expenses	357,667	362,059	350,744	336,128
Operating income	44,054	27,442	28,707	36,786
Net income (loss) applicable to unitholders	673	(11,935)	(15,720)	(2,945)
Net income (loss) per unit (a)	0.01	(0.17)	(0.22)	(0.04)

(a)	Quarterly earnings per unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted units outstanding included in the calculation of units.
29. Subsequent Events
On January 31, 2019, the Company closed on the acquisition of a logistics company for $35.2 million. The Company services the fresh produce industry with a temperature-controlled campus. The acquisition also includes an adjacent 163 contiguous acres of land.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
US
Albertville, AL	1	$—	$1,251	$12,385	$760	$1,281	$13,116	$14,397	$(5,368)	1993	2008	5 - 40 years
Allentown, PA	2	—	5,780	47,807	7,326	6,513	54,400	60,913	(22,527)	1976	2008	5 - 40 years
Amarillo, TX	1	—	871	4,473	684	932	5,097	6,029	(2,394)	1973	2008	5 - 40 years
Anaheim, CA	1	—	9,509	16,810	806	9,509	17,616	27,125	(7,593)	1965	2009	5 - 40 years
Appleton, WI	1	—	200	5,022	10,748	909	15,061	15,970	(3,889)	1989	2009	5 - 40 years
Atlanta - Lakewood, GA	1	—	4,297	3,369	(1,785)	630	5,250	5,880	(1,951)	1963	2008	5 - 40 years
Atlanta - Skygate, GA	1	—	1,851	12,731	455	1,958	13,080	15,038	(3,996)	2001	2008	5 - 40 years
Atlanta - Southgate, GA	1	—	1,623	17,652	1,601	2,273	18,604	20,877	(6,220)	1996	2008	5 - 40 years
Atlanta - Tradewater, GA	1	—	—	36,966	(4,852)	6,070	26,044	32,114	(4,715)	2004	2008	5 - 40 years
Atlanta - Westgate, GA	1	—	2,270	24,659	(2,438)	2,025	22,466	24,491	(9,521)	1990	2008	5 - 40 years
Atlanta, GA - Corporate	—	—	—	365	10,840	—	11,206	11,206	(3,678)	1999/2014	2008	5 - 40 years
Augusta, GA	1	—	2,678	1,943	943	2,820	2,744	5,564	(1,460)	1971	2008	5 - 40 years
Babcock, WI	1	—	852	8,916	104	895	8,977	9,872	(2,711)	1999	2008	5 - 40 years
Bartow, FL	1	—	—	2,451	600	10	3,041	3,051	(2,270)	1962	2008	5 - 40 years
Belvidere-Imron, IL	1	—	2,000	11,989	3,422	2,410	15,001	17,411	(5,717)	1991	2009	5 - 40 years
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	1,924	—	4,042	4,042	(3,990)	1991	2009	5 - 40 years
Birmingham, AL	1	986	1,002	957	2,016	1,269	2,707	3,976	(731)	1963	2008	5 - 40 years
Boston, MA	1	—	1,855	5,796	672	1,918	6,406	8,324	(2,461)	1969	2008	5 - 40 years
Brea, CA	1	—	4,645	5,891	680	4,664	6,552	11,216	(2,574)	1975	2009	5 - 40 years
Brooklyn Park, MN	1	—	1,600	8,951	1,361	1,600	10,312	11,912	(4,044)	1986	2009	5 - 40 years
Burley, ID	2	—	—	16,136	3,635	34	19,738	19,772	(12,931)	1959	2008	5 - 40 years
Burlington, WA	3	14,382	694	6,108	3,016	709	9,108	9,817	(4,383)	1965	2008	5 - 40 years
Carson, CA	1	—	9,100	13,731	1,007	9,104	14,734	23,838	(4,362)	2002	2009	5 - 40 years
Cartersville, GA	1	—	1,500	8,505	526	1,571	8,960	10,531	(3,231)	1996	2009	5 - 40 years
Carthage Quarry, MO	—	—	12,621	356	186	12,697	467	13,164	(2,941)	N/A	2008	5 - 40 years
Carthage Warehouse Dist, MO	1	—	61,445	33,880	5,752	62,356	38,721	101,077	(19,957)	1972	2008	5 - 40 years
City of Industry, CA	2	—	—	1,455	1,567	101	2,921	3,022	(2,029)	1962	2009	5 - 40 years
Clearfield, UT	1	—	2,881	14,945	4,694	2,164	20,356	22,520	(7,946)	1973	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Clearfield 2, UT	1	—	806	21,569	1,222	1,124	22,473	23,597	(993)	2017	2017	5 - 40 years
Columbia, SC	1	—	768	1,429	781	860	2,118	2,978	(1,033)	1971	2008	5 - 40 years
Connell, WA	1	—	497	8,728	1,128	508	9,845	10,353	(3,829)	1969	2008	5 - 40 years
Dallas, TX	1	—	1,468	14,385	13,182	2,929	26,106	29,035	(6,348)	1994	2009	5 - 40 years
Delhi, LA	1	16,238	539	12,228	490	580	12,676	13,256	(5,860)	2010	2010	5 - 40 years
Denver-50th Street, CO	1	—	—	1,724	521	—	2,244	2,244	(2,028)	1974	2008	5 - 40 years
Dominguez Hills, CA	1	—	11,149	10,894	1,144	11,149	12,039	23,188	(4,452)	1989	2009	5 - 40 years
Douglas, GA	1	—	400	2,080	1,498	401	3,577	3,978	(1,147)	1969	2009	5 - 40 years
East Dubuque, IL	1	—	722	13,764	610	753	14,343	15,096	(4,392)	1993	2008	5 - 40 years
East Point, GA	1	—	1,884	3,621	2,467	2,020	5,952	7,972	(1,503)	1959	2016	5 - 40 years
Fort Dodge, IA	1	—	1,022	7,162	1,102	1,226	8,060	9,286	(3,197)	1979	2008	5 - 40 years
Fort Smith, AR	2	—	308	2,231	1,926	342	4,124	4,466	(1,232)	1958	2008	5 - 40 years
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,369	1,700	6,424	8,124	(1,667)	1995	2009	5 - 40 years
Fort Worth-Samuels, TX	2	—	1,985	13,447	2,833	2,109	16,155	18,264	(6,100)	1977	2009	5 - 40 years
Fremont, NE	1	27,604	629	3,109	5,466	645	8,560	9,205	(4,073)	1968	2008	5 - 40 years
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	2,954	5,842	27,408	33,250	(9,816)	2005	2008	5 - 40 years
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	562	1,955	9,000	10,955	(3,564)	1998	2008	5 - 40 years
Gadsden, AL	1	23,921	100	9,820	(870)	351	8,698	9,049	(2,353)	1991	2013	5 - 40 years
Gaffney, SC	1	—	1,000	3,263	132	1,000	3,395	4,395	(1,197)	1995	2008	5 - 40 years
Gainesville, GA	1	—	400	5,704	774	411	6,467	6,878	(2,225)	1989	2009	5 - 40 years
Garden City, KS	1	—	446	4,721	1,070	446	5,791	6,237	(2,116)	1980	2008	5 - 40 years
Gateway, GA	2	—	3,271	19,693	2,332	3,197	22,099	25,296	(7,974)	1972	2008	5 - 40 years
Geneva Lakes, WI	1	—	1,579	36,020	2,408	2,265	37,742	40,007	(11,200)	1991	2009	5 - 40 years
Gloucester - Rogers, MA	1	—	1,683	3,675	2,892	1,818	6,432	8,250	(1,784)	1967	2008	5 - 40 years
Gloucester - Rowe, MA	1	—	1,146	2,833	6,648	1,272	9,355	10,627	(2,846)	1955	2008	5 - 40 years
Gouldsboro, PA	1	—	4,224	29,473	2,426	4,821	31,302	36,123	(8,514)	2006	2009	5 - 40 years
Grand Island, NE	1	—	430	6,542	(2,400)	479	4,093	4,572	(1,848)	1995	2008	5 - 40 years
Green Bay, WI	2	—	—	2,028	2,689	69	4,648	4,717	(2,239)	1935	2009	5 - 40 years
Greenville, SC	1	—	200	1,108	423	200	1,531	1,731	(1,234)	1962	2009	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Hatfield, PA	2	—	5,002	28,286	9,282	5,775	36,796	42,571	(11,914)	1983	2009	5 - 40 years
Henderson, NV	2	—	9,043	14,415	1,060	9,043	15,475	24,518	(4,736)	1988	2009	5 - 40 years
Hermiston, OR	1	33,606	1,322	7,107	310	1,334	7,405	8,739	(2,844)	1975	2008	5 - 40 years
Heyburn, ID	1	—	—	59	236	—	295	295	(168)	2014	2014	5 - 40 years
Houston, TX	1	—	1,454	10,084	1,083	1,490	11,131	12,621	(3,356)	1990	2009	5 - 40 years
Indianapolis, IN	4	—	1,897	18,991	19,166	3,395	36,657	40,052	(11,862)	1975	2008	5 - 40 years
Jefferson, WI	2	—	1,553	19,805	1,209	1,880	20,688	22,568	(7,872)	1975	2009	5 - 40 years
Lancaster, PA	1	—	2,203	15,670	724	2,371	16,226	18,597	(4,826)	1993	2009	5 - 40 years
LaPorte, TX	1	—	2,945	19,263	2,618	3,236	21,591	24,827	(6,796)	1990	2009	5 - 40 years
Leesport, PA	1	—	1,206	14,112	11,541	1,675	25,183	26,858	(6,652)	1993	2008	5 - 40 years
Lynden, WA	5	—	1,420	8,590	830	1,430	9,410	10,840	(3,506)	1946	2009	5 - 40 years
Marshall, MO	1	10,786	741	10,304	383	826	10,603	11,429	(3,951)	1985	2008	5 - 40 years
Massillon 17th, OH	1	—	175	15,322	443	414	15,526	15,940	(5,350)	2000	2008	5 - 40 years
Massillon Erie, OH	1	—	—	1,988	516	—	2,504	2,504	(2,439)	1984	2008	5 - 40 years
Memphis Chelsea , TN	—	—	80	2	(82)	—	1	1	(1)	1972	2008	5 - 40 years
Middleboro, MA	1	—	404	15,031	—	404	15,031	15,435	(127)	2018	2018	5 - 40 years
Milwaukie, OR	2	—	2,473	8,112	1,360	2,483	9,462	11,945	(5,361)	1958	2008	5 - 40 years
Mobile, AL	1	—	10	3,203	680	10	3,883	3,893	(1,317)	1976	2009	5 - 40 years
Modesto, CA	6	—	2,428	19,594	4,367	2,915	23,474	26,389	(9,566)	1945	2009	5 - 40 years
Montezuma,GA	1	—	93	5,437	274	123	5,681	5,804	(2,396)	1965	2008	5 - 40 years
Montgomery, AL	1	6,843	850	7,746	(523)	1,157	6,916	8,073	(2,041)	1989	2013	5 - 40 years
Moses Lake, WA	1	31,054	575	11,046	2,421	1,093	12,949	14,042	(4,867)	1967	2008	5 - 40 years
Murfreesboro, TN	1	—	1,094	10,936	3,501	1,332	14,198	15,530	(6,126)	1982	2008	5 - 40 years
Nampa, ID	4	—	1,588	11,864	1,876	1,719	13,609	15,328	(6,999)	1946	2008	5 - 40 years
New Ulm, MN	7	—	725	10,405	701	822	11,009	11,831	(3,703)	1984	2009	5 - 40 years
Oklahoma City, OK	1	—	742	2,411	1,140	742	3,551	4,293	(1,578)	1968	2008	5 - 40 years
Ontario, CA	3	—	14,673	3,632	23,583	14,673	27,215	41,888	(11,061)	1987(1)/1984(2)/1983(3)	2008	5 - 40 years
Ontario, OR	4	—	—	13,791	9,075	1,264	21,602	22,866	(12,076)	1962	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Pasco, WA	1	—	557	15,809	395	579	16,183	16,762	(4,883)	1984	2008	5 - 40 years
Pendergrass, GA	1	—	500	12,810	2,375	580	15,105	15,685	(5,496)	1993	2009	5 - 40 years
Phoenix2, AZ	1	—	3,182	11,312	11	3,182	11,324	14,506	(1,865)	2014	2014	5 - 40 years
Piedmont, SC	1	—	500	9,883	1,359	506	11,236	11,742	(4,163)	1981	2009	5 - 40 years
Plover, WI	1	35,085	1,390	18,298	4,934	1,947	22,675	24,622	(9,108)	1981	2008	5 - 40 years
Portland, ME	1	—	305	2,402	407	316	2,798	3,114	(945)	1952	2008	5 - 40 years
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	1,817	2,174	19,682	21,856	(8,117)	1995	2008	5 - 40 years
Rochelle, IL (Caron)	1	—	2,071	36,658	629	2,165	37,193	39,358	(13,748)	2004	2008	5 - 40 years
Russellville, AR - Elmira	1	—	1,261	9,910	2,433	1,359	12,244	13,603	(5,618)	1986	2008	5 - 40 years
Russellville, AR - Valley	1	—	708	15,832	2,385	708	18,217	18,925	(5,221)	1995	2008	5 - 40 years
Salem, OR	4	40,275	3,055	21,096	2,931	3,111	23,970	27,081	(10,657)	1963	2008	5 - 40 years
Salinas, CA	5	—	7,244	7,181	9,094	8,098	15,421	23,519	(5,522)	1958	2009	5 - 40 years
Salt Lake City, UT	1	—	—	22,481	3,749	—	26,230	26,230	(12,589)	1998	2010	5 - 40 years
San Antonio - HEB, TX	1	—	2,014	22,902	—	2,014	22,902	24,916	(2,239)	1982	2017	5 - 40 years
San Antonio, TX	3	—	1,894	11,101	2,410	1,986	13,419	15,405	(6,978)	1913	2009	5 - 40 years
Sebree, KY	1	—	638	7,895	629	638	8,523	9,161	(2,493)	1998	2008	5 - 40 years
Sikeston, MO	1	—	258	11,936	675	631	12,238	12,869	(3,894)	1998	2009	5 - 40 years
Sioux Falls, SD	1	—	856	4,780	3,338	1,009	7,965	8,974	(4,033)	1972	2008	5 - 40 years
Springdale, AR	1	8,032	844	10,754	1,201	871	11,928	12,799	(4,504)	1982	2008	5 - 40 years
St. Louis, MO	2	—	2,082	7,566	1,913	2,194	9,367	11,561	(2,754)	1956	2009	5 - 40 years
St. Paul, MN	2	—	1,800	12,129	541	1,800	12,670	14,470	(4,726)	1970	2009	5 - 40 years
Strasburg, VA	1	—	1,551	15,038	1,302	1,592	16,299	17,891	(5,134)	1999	2008	5 - 40 years
Syracuse, NY	2	—	2,177	20,056	5,197	2,408	25,023	27,431	(8,846)	1960	2008	5 - 40 years
Tacoma, WA	1	—	—	21,216	2,064	27	23,253	23,280	(6,738)	2010	2010	5 - 40 years
Tampa Plant City, FL	2	—	1,333	11,836	666	1,380	12,455	13,835	(3,940)	1987	2009	5 - 40 years
Tarboro, NC	1	17,948	1,078	9,586	817	1,225	10,255	11,480	(3,462)	1988	2008	5 - 40 years
Taunton, MA	1	—	1,477	14,159	851	1,651	14,836	16,487	(4,457)	1999	2009	5 - 40 years
Texarkana, AR	1	3,712	842	11,169	1,397	921	12,487	13,408	(3,654)	1992	2008	5 - 40 years
Tomah, WI	1	19,485	886	10,715	402	923	11,080	12,003	(4,236)	1989	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Turlock, CA (#1)	2	—	944	4,056	290	967	4,323	5,290	(1,829)	1,995	2,008	5 - 40 years
Turlock, CA (#2)	1	—	3,091	7,004	1,450	3,116	8,428	11,544	(3,172)	1985	2008	5 - 40 years
Vernon 2, CA	1	—	8,100	13,490	3,145	8,112	16,622	24,734	(6,580)	1965	2009	5 - 40 years
Victorville, CA	1	—	2,810	22,811	1,075	2,810	23,886	26,696	(7,734)	2004	2008	5 - 40 years
Walla Walla, WA	2	—	215	4,693	640	159	5,390	5,549	(2,976)	1960	2008	5 - 40 years
Wallula, WA	1	—	690	2,645	709	711	3,333	4,044	(1,107)	1982	2008	5 - 40 years
Watsonville, CA	1	—	—	8,138	384	21	8,501	8,522	(6,914)	1984	2008	5 - 40 years
West Memphis, AR	1	—	1,460	12,300	2,637	2,284	14,113	16,397	(5,350)	1985	2008	5 - 40 years
Wichita, KS	1	—	1,297	4,717	1,289	1,432	5,871	7,303	(2,557)	1972	2008	5 - 40 years
Woodburn, OR	1	—	1,552	9,860	2,399	1,552	12,259	13,811	(4,126)	1952	2008	5 - 40 years
York, PA	1	—	3,838	36,621	1,950	4,063	38,345	42,408	(13,461)	1994	2008	5 - 40 years
York-Willow Springs, PA	1	—	1,300	7,351	359	1,315	7,695	9,010	(2,928)	1987	2009	5 - 40 years
Zumbrota, MN	3	—	800	10,360	1,349	800	11,709	12,509	(3,514)	1996	2009	5 - 40 years
Canada
Cold Logic/Taber	—	—	—	12	3,375	88	3,300	3,388	(1,521)	1999	2009	5 - 40 years
Australia
Arndell Park	—	—	13,489	29,428	(1,265)	11,810	29,842	41,652	(8,768)	1989/1994	2009	5 - 40 years
BRIS CORPORATE-Acacia Ridge	1	—	—	—	280	—	280	280	(280)		2009	5 - 40 years
Laverton	2	—	13,689	28,252	5,700	11,985	35,656	47,641	(10,058)	1997/1998	2009	5 - 40 years
Murarrie	3	—	10,891	18,975	(3,530)	9,536	16,800	26,336	(5,377)	1972/2003	2009	5 - 40 years
Prospect/ASC Corporate	2	—	—	1,187	19,212	7,492	12,907	20,399	(3,156)	1985	2009	5 - 40 years
Spearwood	1	—	7,194	10,990	(1,493)	6,299	10,392	16,691	(3,732)	1978	2009	5 - 40 years
New Zealand
Dalgety	1	—	6,047	5,531	749	6,269	6,058	12,327	(1,779)	1988	2009	5 - 40 years
Diversey	1	—	2,357	5,966	734	2,444	6,614	9,058	(1,961)	1988	2009	5 - 40 years
Halwyn Dr	1	—	5,227	3,399	757	5,419	3,964	9,383	(1,419)	1992	2009	5 - 40 years
Mako Mako	1	—	1,332	3,810	237	1,381	3,998	5,379	(1,117)	2000	2009	5 - 40 years
Manutapu/Barber Akld	1	—	—	343	532	—	875	875	(550)	2004	2009	5 - 40 years
Paisley	3	—	—	185	1,528	—	1,713	1,713	(1,033)	1984	2009	5 - 40 years
Smarts Rd	1	—	—	247	965	—	1,212	1,212	(641)	1984	2009	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	(3,158)	—	1,826	1,826	(240)	1996/1999	2009	5 - 40 years
Pilar - Buenos Aires, ARG	1	—	706	2,586	(1,985)	669	631	1,300	(172)	2000	2009	5 - 40 years

Total		289,957	360,437	1,577,729	308,039	385,229	1,860,976	2,246,205	(669,917)

Land, buildings, and improvements in the assets under construction balance as of December 31, 2018.

US
Albertville, AL		—	—	—	—	—	16	16
Allentown, PA		—	—	—	—	—	31	31
Atlanta - Skygate, GA		—	—	—	—	—	50	50
Atlanta - Southgate, GA		—	—	—	—	—	15	15
Atlanta - Tradewater, GA		—	—	—	—	—	5	5
Atlanta - Westgate, GA		—	—	—	—	—	25	25
Atlanta, GA - Corporate		—	—	—	—	—	569	569
Boston, MA		—	—	—	—	—	58	58
Brooklyn Park, MN		—	—	—	—	—	113	113
Cartersville, GA		—	—	—	—	—	32	32
City of Industry, CA		—	—	—	—	—	123	123
East Point, GA		—	—	—	—	—	11	11
Fort Worth-Blue Mound, TX		—	—	—	—	—	12	12
Ft. Worth, TX (Meacham)		—	—	—	—	—	241	241
Gateway, GA		—	—	—	—	—	87	87
Gloucester - Rogers, MA		—	—	—	—	—	54	54
Gouldsboro, PA		—	—	—	—	—	4	4
Green Bay, WI		—	—	—	—	—	127	127
Hatfield, PA		—	—	—	—	—	—	—
Henderson, NV		—	—	—	—	—	40	40
Indianapolis, IN		—	—	—	—	—	612	612
Middleboro, MA		—	—	—	—	—	85	85

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Milwaukie, OR		—	—	—	—	—	183	183
Modesto, CA		—	—	—	—	—	64	64
Moses Lake, WA		—	—	—	—	—	11	11
Murfreesboro, TN		—	—	—	—	—	17	17
Nampa, ID		—	—	—	—	—	54	54
Ontario, CA		—	—	—	—	—	231	231
Pasco, WA		—	—	—	—	—	10	10
Rochelle, IL (Americold Drive)		—	—	—	—	—	73,432	73,432
Salinas, CA		—	—	—	—	—	354	354
Sikeston, MO		—	—	—	—	—	2,238	2,238
Strasburg, VA		—	—	—	—	—	16	16
Syracuse, NY		—	—	—	—	—	138	138
Tacoma, WA		—	—	—	—	—	272	272
Tampa Plant City, FL		—	—	—	—	—	3	3
Vernon 2, CA		—	—	—	—	—	10	10
York, PA		—	—	—	—	—	7	7
Australia
Arndell Park		—	—	—	—	—	706	706
Laverton		—	—	—	—	—	92	92
Murarrie		—	—	—	—	—	90	90
Prospect		—	—	—	—	—	87	87
Spearwood		—	—	—	—	—	157	157
Sydney RT		—	—	—	—	—	24	24
Brisbane RT		—	—	—	—	—	350	350
New Zealand
Dalgety		—	—	—	—	—	117	117
Diversey		—	—	—	—	—	85	85
Halwyn Dr		—	—	—	—	—	46	46
Mako Mako		—	—	—	—	—	41	41
Manutapu		—	—	—	—	—	36	36
Paisley		—	—	—	—	—	20	20
Smarts Rd		—	—	—	—	—	24	24

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2018
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed

Total in assets under construction		—	—	—	—	—	81,225	81,225	—

Total assets		$289,957	$360,437	$1,577,729	$308,039	$385,229	$1,942,201	$2,327,430	$(669,917)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

Schedule III – Footnotes

(1) Reconciliation of total accumulated depreciation and depletion to consolidated balance sheet caption as of December 31, 2018:
Total per Schedule III	$(669,917)
Accumulated depreciation on investments in non-real estate assets	(449,024)
Total accumulated depreciation and depletion per consolidated balance sheet (property, plant and equipment and capital leases)	$(1,118,941)

(2) Reconciliation of total Buildings and Improvements to consolidated balance sheet as of December 31, 2018:
Building and improvements per consolidated balance sheet	$1,849,749
Building and improvements capital leases per consolidated balance sheet	$11,227
Assets under construction per consolidated balance sheet	$85,983
Less: personal property assets under construction	$(4,758)
Total per Schedule III	$1,942,201

(3) Reconciliation of total mortgage notes and term loans to consolidated balance sheet caption as of December 31, 2018:
Total per Schedule III	$289,957
Unsecured	1,075,000
Deferred financing and discount, net of amortization	(13,943)
Total mortgage notes and term loans per consolidated balance sheet	$1,351,014

(4) The aggregate cost for Federal tax purposes at December 31, 2018 of our real estate assets was approximately $2.1 billion.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

(5) The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

	2018	2017	2016
Real Estate Facilities, at Cost:
Beginning Balance	$2,506,656	$2,382,343	$2,379,980
Capital expenditures	50,680	52,555	46,761
Acquisitions	—	27,958	8,922
Newly developed warehouse facilities	62,353	60,598	—
Disposition	(30,199)	(20,780)	(36,628)
Impairment	(747)	(9,473)	(9,820)
Conversion of leased assets to owned	8,405	—	(5,331)
Impact of foreign exchange rate changes	(21,781)	13,455	(1,541)
Ending Balance	2,575,367	2,506,656	2,382,343

Accumulated Depreciation:
Beginning Balance	(770,006)	(692,390)	(629,404)
Depreciation expense	(87,355)	(86,169)	(85,296)
Dispositions	24,672	11,143	21,885
Impact of foreign exchange rate changes	4,797	(2,590)	425
Ending Balance	(827,892)	(770,006)	(692,390)

Total Real Estate Facilities, Net at December 31	$1,747,475	$1,736,650	$1,689,953

The total real estate facilities amounts in the table above include $80.3 million, $90.5 million, and $91.6 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2018, 2017 and 2016, respectively. The Company does not hold title in these assets under sale-leaseback agreements. During the second quarter of 2018, the Company sold a facility resulting in an $8.4 million gain on sale of real estate. In preparation of the warehouse disposal, the Company transferred most of its customers inventory to other owned warehouses within the same region. During the fourth quarter of 2018, the Company disposed of an idle facility, previously classified as held for sale, for a $0.9 million loss on sale of real estate, and purchased a portion of a facility that was previously operated under a lease agreement with a purchase price of $13.8 million. As of December 31, 2018, the Company has no facilities classified as held for sale. During the year ending December 31, 2017, the Company acquired a new facility for a total cost of $31.9 million, which included $3.9 million of intangible assets associated with an in-place lease and an above-market lease. In addition, the Company disposed of two idle and one operational facilities with a net book value of $9.2 million for an aggregate amount of

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2018
(In thousands of U.S. dollars, as applicable and unless noted)

$9.2 million. As of December 31, 2017, the Company held for sale an idle facility of the Warehouse segment with a carrying amount of $2.6 million, which is included in "Property, plant, and equipment – net" in the accompanying consolidated balance sheet.

(6) Reconciliation of the Company’s real estate activity and accumulated depreciation and depletion for the years ended December 31, 2018 to Schedule III:
Total real estate facilities gross amount per Schedule III	$2,327,430
Plus: Refrigeration equipment	261,103
Less: Quarry assets	(13,166)
Real estate facilities, at cost - ending balance	$2,575,367

Accumulated depreciation and depletion per Schedule III	$(669,917)
Plus: Refrigeration equipment	(160,916)
Less: Quarry assets	2,941
Accumulated depreciation and depletion - ending balance	$(827,892)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST

By:	/s/ Fred W. Boehler
Fred W. Boehler
Chief Executive Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred W. Boehler	Chief Executive Officer, President and Trustee	February 26, 2019
Fred W. Boehler

/s/ Marc Smernoff	Chief Financial Officer and Executive Vice President	February 26, 2019
Marc Smernoff

/s/ Thomas Novosel	Chief Accounting Officer and Senior Vice President	February 26, 2019
Thomas Novosel

/s/ Jeffrey M. Gault	Chairman of the Board of Trustees	February 26, 2019
Jeffrey M. Gault

/s/ James R. Heistand	Lead Independent Trustee	February 26, 2019
James R. Heistand

/s/ George J. Alburger, Jr.	Trustee	February 26, 2019
George J. Alburger, Jr.

/s/ Ronald W. Burkle	Trustee	February 26, 2019
Ronald W. Burkle

/s/ Bradley J. Gross	Trustee	February 26, 2019
Bradley J. Gross

/s/ Michelle M. MacKay	Trustee	February 26, 2019
Michelle M. MacKay

/s/ Mark R. Patterson	Trustee	February 26, 2019
Mark R. Patterson

/s/ Andrew P. Power	Trustee	February 26, 2019
Andrew P. Power