Form 10-Q
period 2019-03-31
AMERICOLD REALTY TRUST
filed 2019-05-10
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,

Commission File Number: 001-34723
AMERICOLD REALTY TRUST
AMERICOLD REALTY OPERATING PARTNERSHIP, L.P

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

Americold Realty Trust	Yes ☐	No ☐	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Americold Realty Trust	Yes ☐	No ☒	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common shares	COLD	New York Stock Exchange (NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Americold Realty Trust:

Class	Outstanding at May 8, 2019
Common Stock, $0.01 par value per share	191,529,223

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of Americold Realty Trust and Americold Realty Operating Partnership, L.P. As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” “our Company” and “the Company” refer to Americold Realty Trust, a Maryland real estate investment trust, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our operating partnership” or “the operating partnership.”

The operating partnership is voluntarily co-filing its quarterly report with the Company because the operating partnership anticipates that it may register one or more classes of securities in the future and will thus become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of March 31, 2019 and for each of the periods ended December 31, 2018 and 2017, and March 31, 2018, the sole general partner, Americold Realty Trust, held 99% of the partnership units of our operating partnership, and the limited partner, Americold Realty Operations, Inc., a wholly-owned subsidiary of Americold Realty Trust, held 1% of the partnership units of our operating partnership.

We believe combining the quarterly reports on Form 10-Q of Americold Realty Trust and Americold Realty Operating Partnership, L.P., into this single report results in the following benefits:

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

There are a few differences between our Company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust is a real estate investment trust, or REIT, whose only material asset is its ownership of partnership interests of Americold Realty Operating Partnership, L.P. As a result, Americold Realty Trust does not conduct business itself, other than acting as the sole general and indirect limited partner of Americold Realty Operating Partnership, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries. Americold Realty Trust itself has not issued any indebtedness but guarantees certain of the debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries and affiliates, as disclosed in this report. Americold Realty Operating Partnership, L.P. holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. Americold Realty Operating Partnership, L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to Americold Realty Operating Partnership, L.P. in exchange for partnership units, Americold Realty Operating Partnership, L.P. generates the capital required by the Company’s business through Americold Realty Operating Partnership L.P.’s operations, or by Americold Realty Operating Partnership L.P.’s direct or indirect incurrence of indebtedness.

To help investors understand the significant differences between our Company and our operating partnership, this report presents the following separate sections for each of our Company and our operating partnership:

•	condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

◦	Debt of the Company and Debt of the Operating Partnership;

◦	Partners' Capital; and

•	Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•	adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;

•	general economic conditions;

•	risks associated with the ownership of real estate and temperature-controlled warehouses in particular;

•	defaults or non-renewals of contracts with customers;

•	potential bankruptcy or insolvency of our customers;

•	uncertainty of revenues, given the nature of our customer contracts;

•	increased interest rates and operating costs;

•	our failure to obtain necessary outside financing;

•	risks related to, or restrictions contained in, our debt financing;

•	decreased storage rates or increased vacancy rates;

•	risks related to current and potential international operations and properties;

•	our failure to realize the intended benefits from including synergies, or disruptions to our plans and operations or unknown or contingent liabilities related to our recent acquisitions;

•	our failure to successfully integrate and operate acquired or developed properties or businesses, including but not limited to: Cloverleaf Cold Storage, Lanier Cold Storage and PortFresh Holdings LLC;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	our operating partnership’s failure to qualify as a partnership for federal income tax purposes;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	losses in excess of our insurance coverage;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	changes in foreign currency exchange rates; and

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q, including under Part I, Item 1A, Risk Factors. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2019	December 31, 2018
Assets
Property, plant, and equipment:
Land	$408,982	$385,232
Buildings and improvements	1,862,064	1,849,749
Machinery and equipment	600,148	577,175
Assets under construction	74,937	85,983
	2,946,131	2,898,139
Accumulated depreciation and depletion	(1,127,419)	(1,097,624)
Property, plant, and equipment – net	1,818,712	1,800,515

Operating lease right-of-use assets	83,663	—
Accumulated depreciation-operating leases	(6,181)	—
Operating leases-net	77,482	—
Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	49,835	49,276
	61,062	60,503
Accumulated depreciation- financing leases	(21,415)	(21,317)
Financing leases – net	39,647	39,186
Cash and cash equivalents	172,838	208,078
Restricted cash	6,812	6,019
Accounts receivable – net of allowance of $6,146 and $5,706 at March 31, 2019 and December 31, 2018, respectively	193,599	194,279
Identifiable intangible assets – net	25,003	25,056
Goodwill	186,359	186,095
Investments in partially owned entities	13,167	14,541
Other assets	54,110	58,659
Total assets	$2,587,729	$2,532,428
Liabilities and shareholders’ equity
Liabilities:
Accounts payable and accrued expenses	258,055	253,080
Mortgage notes, senior unsecured notes and term loan - net of unamortized discount and deferred financing costs of $13,207 and $13,943, in the aggregate, at March 31, 2019 and December 31, 2018, respectively	1,350,120	1,351,014
Sale-leaseback financing obligations	118,181	118,920
Financing lease obligations	40,888	40,787
Operating lease obligations	80,257	—
Unearned revenue	17,994	18,625
Pension and postretirement benefits	15,721	16,317
Deferred tax liability - net	17,110	17,992
Multi-Employer pension plan withdrawal liability	8,926	8,938
Total liabilities	1,907,252	1,825,673
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 149,132,808 and 148,234,959 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,491	1,482
Paid-in capital	1,365,767	1,356,133
Accumulated deficit and distributions in excess of net earnings	(673,297)	(638,345)
Accumulated other comprehensive loss	(13,484)	(12,515)
Total shareholders’ equity	680,477	706,755
Total liabilities and shareholders’ equity	$2,587,729	$2,532,428

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2019	2018
Revenues:
Rent, storage, and warehouse services	$289,615	$286,517
Third-party managed services	64,136	63,876
Transportation services	37,096	38,345
Other	2,232	2,403
Total revenues	393,079	391,141
Operating expenses:
Rent, storage, and warehouse services cost of operations	198,796	196,947
Third-party managed services cost of operations	60,877	60,099
Transportation services cost of operations	32,740	34,751
Cost of operations related to other revenues	1,988	2,057
Depreciation, depletion, and amortization	30,096	29,408
Selling, general and administrative	31,117	28,106
Acquisition, litigation, and other	8,493	3,841
Impairment of long-lived assets	12,555	—
Total operating expenses	376,662	355,209

Operating income	16,417	35,932

Other income (expense):
Income (loss) from investments in partially owned entities	122	(139)
Interest expense	(21,576)	(24,495)
Interest income	1,003	623
Loss on debt extinguishment and modifications	—	(21,385)
Foreign currency exchange gain, net	60	680
Other (expense) income, net	(167)	56
Loss before income tax (expense) benefit	(4,141)	(8,728)
Income tax (expense) benefit:
Current	(1,548)	(1,067)
Deferred	1,060	1,156
Total income tax (expense) benefit	(488)	89

Net loss	$(4,629)	$(8,639)
Less distributions on preferred shares of beneficial interest - Series A	—	(1)
Less distributions on preferred shares of beneficial interest - Series B	—	(1,817)
Net loss attributable to common shares of beneficial interest	$(4,629)	$(10,457)

Weighted average common shares outstanding – basic	149,404	124,433
Weighted average common shares outstanding – diluted	149,404	124,433

Net loss per common share of beneficial interest - basic	$(0.03)	$(0.08)
Net loss per common share of beneficial interest - diluted	$(0.03)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2019	2018
Net loss	$(4,629)	$(8,639)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	524	499
Change in unrealized net gain (loss) on foreign currency	1,221	(1,473)
Unrealized (loss) gain on cash flow hedge derivatives	(2,714)	36
Other comprehensive loss	(969)	(938)

Total comprehensive loss	$(5,598)	$(9,577)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net loss	—	—	—	(4,629)	—	(4,629)
Other comprehensive loss	—	—	—	—	(2,832)	(2,832)
Distributions on common shares of beneficial interest	—	—	—	(30,235)	—	(30,235)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	2,625	—	—	2,625
Share-based compensation expense (modification and acceleration of equity awards)	—	—	3,044	—	—	3,044
Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes	897,849	9	3,965	—	—	3,974
Other	—	—	—	(88)	1,863	1,775
Balance - March 31, 2019	149,132,808	$1,491	$1,365,767	$(673,297)	$(13,484)	$680,477

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net loss	—	—	—	—	—	(8,639)	—	(8,639)
Other comprehensive loss	—	—	—	—	—	—	(938)	(938)
Redemption and distributions on preferred shares of beneficial interest – Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(21,436)	—	(21,436)
Stock-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	1,839	—	—	1,839
Stock-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,600	—	—	2,600
Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	125,763	1	(260)	—	—	(259)
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	33,350,000	334	484,571	—	—	484,905
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Balance - March 31, 2018	—	$—	142,513,448	$1,425	$1,255,094	$(613,363)	$(1,168)	$641,988

	Three Months Ended March 31,
	2019	2018
Distributions declared per common share of beneficial interest	$0.2024	$0.1504
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss attributable to Americold Realty Trust	$(4,629)	$(8,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	30,096	29,408
Amortization of deferred financing costs, debt discount and pension withdrawal liability	1,456	1,560
Amortization of above/below market leases	38	38
Loss on debt extinguishment and modification, non-cash	—	21,105
Foreign exchange gain	(60)	(680)
(Income) loss from investments in partially owned entities	(122)	139
Share-based compensation expense	2,640	1,918
Share-based compensation expense (modification and acceleration of equity awards)	3,044	2,600
Deferred income tax benefit	(1,060)	(1,156)
Loss (gain) on other asset disposals	20	(137)
Impairment of long-lived assets	12,555	—
Provision for doubtful accounts receivable	444	103
Changes in operating assets and liabilities:
Accounts receivable	(257)	20,115
Accounts payable and accrued expenses	2,039	(23,810)
Other	6,808	7,683
Net cash provided by operating activities	53,012	50,247
Investing activities:
Return of investment in joint venture	2,000	—
Proceeds from the sale of property, plant, and equipment	152	352
Acquisitions of property, plant, and equipment, net of cash acquired	(35,923)	—
Additions to property, plant, and equipment and intangible assets	(24,934)	(28,271)
Net cash used in investing activities	(58,705)	(27,919)
Financing activities:
Redemption and distributions paid on preferred shares of beneficial interest – Series A	—	(134)
Distributions paid on preferred shares of beneficial interest – Series B	—	(1,817)
Distributions paid on common shares	(28,098)	(1,291)
Proceeds from stock options exercised	5,567	—
Share purchases for taxes, net of proceeds from employee share-based transactions	(1,593)	—
Payment of underwriters' costs	—	(5,750)
Reimbursement of underwriters' costs	—	5,750
Repayment of sale-leaseback financing obligations	(740)	(605)
Repayment of financing lease obligations	(2,616)	(2,374)
Payment of debt issuance costs	—	(8,676)
Repayment of term loan, mortgage notes and construction loans	(1,629)	(883,556)
Proceeds from term loans and mortgage notes	—	525,000
Net proceeds from initial public offering	—	493,557
Proceeds from construction loans	—	1,097
Net cash (used in) provided by financing activities	(29,109)	121,201
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,802)	143,529
Effect of foreign currency translation on cash, cash equivalents and restricted cash	355	(230)
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963
End of period	$179,650	$213,262

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Three Months Ended March 31,
Supplemental disclosures of cash flows information:	2019	2018
Acquisition of fixed assets under financing lease obligations	$2,710	$330
Acquisition of fixed assets under operating lease obligations	$4,923	$—
Interest paid – net of amounts capitalized	$13,076	$23,068
Income taxes paid – net of refunds	$1,577	$1,262
Acquisition of property, plant, and equipment on accrual	$13,768	$18,210

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of March 31,
	2019	2018
Cash and cash equivalents	$172,838	$193,868
Restricted cash	6,812	19,394
Total cash, cash equivalents and restricted cash	$179,650	213,262

	As of March 31,
Allocation of purchase price of property, plant and equipment to:	2019	2018
Investments in land, building and improvements	$31,561	$—
Machinery and equipment	3,410	—
Assembled workforce	351	—
Other assets	601	—
Cash paid for acquisition of property, plant and equipment	$35,923	$—

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per unit amounts)
	March 31,	December 31,
	2019	2018
Assets
Property, plant, and equipment:
Land	$408,982	$385,232
Buildings and improvements	1,862,064	1,849,749
Machinery and equipment	600,148	577,175
Assets under construction	74,937	85,983
	2,946,131	2,898,139
Accumulated depreciation and depletion	(1,127,419)	(1,097,624)
Property, plant, and equipment – net	1,818,712	1,800,515

Operating lease right-of-use assets	83,663	—
Accumulated depreciation-operating leases	(6,181)	—
Operating leases-net	77,482	—
Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	49,835	49,276
	61,062	60,503
Accumulated depreciation- financing leases	(21,415)	(21,317)
Financing leases – net	39,647	39,186
Cash and cash equivalents	172,838	208,078
Restricted cash	6,812	6,019
Accounts receivable – net of allowance of $6,146 and $5,706 at March 31, 2019 and December 31, 2018, respectively	193,599	194,279
Identifiable intangible assets – net	25,003	25,056
Goodwill	186,359	186,095
Investments in partially owned entities	13,167	14,541
Other assets	54,110	58,659
Total assets	$2,587,729	$2,532,428
Liabilities and partners' capital
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	258,055	253,080
Mortgage notes, senior unsecured notes and term loan - net of unamortized discount and deferred financing costs of $13,207 and $13,943, in the aggregate, at March 31, 2019 and December 31, 2018, respectively	1,350,120	1,351,014
Sale-leaseback financing obligations	118,181	118,920
Financing lease obligations	40,888	40,787
Operating lease obligations	80,257	—
Unearned revenue	17,994	18,625
Pension and postretirement benefits	15,721	16,317
Deferred tax liability - net	17,110	17,992
Multi-Employer pension plan withdrawal liability	8,926	8,938
Total liabilities	1,907,252	1,825,673
Commitments and Contingencies (Note 17)
Partners' capital:
General partner - 147,641,480 and 146,752,609 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	687,021	712,078
Limited partner - 1,491,328 and 1,482,350 units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6,940	7,192
Accumulated other comprehensive loss	(13,484)	(12,515)
Total partners' capital	680,477	706,755
Total liabilities and partners' capital	$2,587,729	$2,532,428
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per unit amounts)
	Three Months Ended March 31,
	2019	2018
Revenues:
Rent, storage, and warehouse services	$289,615	$286,517
Third-party managed services	64,136	63,876
Transportation services	37,096	38,345
Other	2,232	2,403
Total revenues	393,079	391,141
Operating expenses:
Rent, storage, and warehouse services cost of operations	198,796	196,947
Third-party managed services cost of operations	60,877	60,099
Transportation services cost of operations	32,740	34,751
Cost of operations related to other revenues	1,988	2,057
Depreciation, depletion, and amortization	30,096	29,408
Selling, general and administrative	31,117	28,106
Acquisition, litigation, and other	8,493	3,841
Impairment of long-lived assets	12,555	—
Total operating expenses	376,662	355,209

Operating income	16,417	35,932

Other (expense) income:
Loss from partially owned entities	122	(139)
Interest expense	(21,576)	(24,495)
Interest income	1,003	623
Loss on debt extinguishment and modifications	—	(21,385)
Foreign currency exchange gain, net	60	680
Other (expense) income, net	(167)	56
Loss before income tax (expense) benefit	(4,141)	(8,728)
Income tax (expense) benefit:
Current	(1,548)	(1,067)
Deferred	1,060	1,156
Total income tax (expense) benefit	(488)	89

Net loss attributable to the Partnership	$(4,629)	$(8,639)

General partners' interest in net loss attributable to unitholders	$(4,583)	$(8,553)
Limited partners' interest in net loss attributable to unitholders	$(46)	$(86)

General partner weighted average units outstanding	147,910	123,188
Limited partner weighted average units outstanding	1,494	1,244

General partners' net loss per unit	$(0.03)	$(0.07)
Limited partners' net loss per unit	$(0.03)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

F-12

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2019	2018
Net loss attributable to Americold Realty Operating Partnership, L.P.	$(4,629)	$(8,639)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	524	499
Change in unrealized net gain (loss) on foreign currency	1,221	(1,473)
Unrealized (loss) gain on cash flow hedge	(2,714)	36
Other comprehensive loss attributable to Americold Realty Operating Partnership. L.P.	(969)	(938)

Total comprehensive loss	$(5,598)	$(9,577)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Partners' Capital (Unaudited)
(In thousands, except units and per unit amounts)
	Limited Partners' Units	Limited Partners' Capital	General Partners' Units	General Partners' Capital	Accumulated Other Comprehensive Loss	Total Capital
Balance - December 31, 2018	1,482,350	$7,192	146,752,609	$712,078	$(12,515)	$706,755
Net loss		(46)		(4,583)	—	(4,629)
Other comprehensive loss		—		—	(2,832)	(2,832)
Distributions to parent		(302)		(29,933)	—	(30,235)
Stock-based compensation expense		57		5,612	—	5,669
Contributions to partners' capital	8,978	40	888,871	3,934	—	3,974
Other		(1)		(87)	1,863	1,775
Balance - March 31, 2019	1,491,328	$6,940	147,641,480	$687,021	$(13,484)	$680,477

	Limited Partners' Units	Limited Partners' Capital	General Partners' Units	General Partners' Capital	Accumulated Other Comprehensive Loss	Total Capital
Balance - December 31, 2017	693,706	$1,860	68,676,903	$184,240	$(230)	$185,870
Net loss		(86)		(8,553)	—	(8,639)
Other comprehensive loss		—		—	(938)	(938)
Distributions to parent		(234)		(23,155)	—	(23,389)
Stock-based compensation expense		42		4,137	—	4,179
Contributions to partners' capital	731,428	4,849	72,411,411	480,056	—	484,905
Balance - March 31, 2018	1,425,134	$6,431	141,088,314	$636,725	$(1,168)	$641,988

	Three Months Ended March 31,
	2019	2018
Distributions declared per unit	$0.2024	$0.1504

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss attributable to Americold Realty Operating Partnership, L.P.	$(4,629)	$(8,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	30,096	29,408
Amortization of deferred financing costs, debt discount and pension withdrawal liability	1,456	1,560
Amortization of above/below market leases	38	38
Loss on debt extinguishment and modification, non-cash	—	21,105
Foreign exchange gain	(60)	(680)
(Income) loss from investments in partially owned entities	(122)	139
Share-based compensation expense	2,640	1,918
Share-based compensation expense (modification and acceleration of equity awards)	3,044	2,600
Deferred income tax benefit	(1,060)	(1,156)
Loss (gain) on other asset disposals	20	(137)
Impairment of long-lived assets	12,555	—
Provision for doubtful accounts receivable	444	103
Changes in operating assets and liabilities:
Accounts receivable	(257)	20,115
Accounts payable and accrued expenses	2,039	(23,810)
Other	6,808	7,683
Net cash provided by operating activities	53,012	50,247
Investing activities:
Return of investment in joint venture	2,000	—
Proceeds from the sale of property, plant, and equipment	152	352
Acquisitions of property, plant, and equipment, net of cash acquired	(35,923)	—
Additions to property, plant, and equipment and intangible assets	(24,934)	(28,271)
Net cash used in investing activities	(58,705)	(27,919)
Financing activities:
Distributions to parent	(28,098)	(8,992)
Repayment of sale-leaseback financing obligations	(740)	(605)
Repayment of financing lease obligations	(2,616)	(2,374)
Payment of debt issuance costs	—	(8,676)
Repayment of term loan, mortgage notes and construction loans	(1,629)	(883,556)
Proceeds from term loans and mortgage notes	—	525,000
Proceeds from construction loans	—	1,097
General partner contributions	3,974	499,307
Net cash (used in) provided by financing activities	(29,109)	121,201
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,802)	143,529
Effect of foreign currency translation on cash, cash equivalents and restricted cash	355	(230)
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963
End of period	$179,650	$213,262

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Three Months Ended March 31,
Supplemental disclosures of cash flows information:	2019	2018
Acquisition of fixed assets under financing lease obligations	$2,710	$330
Acquisition of fixed assets under operating lease obligations	$4,923	$—
Interest paid – net of amounts capitalized	$13,076	$23,068
Income taxes paid – net of refunds	$1,577	$1,262
Acquisition of property, plant, and equipment on accrual	$13,768	$18,210

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of March 31,
	2019	2018
Cash and cash equivalents	$172,838	$193,868
Restricted cash	6,812	19,394
Total cash, cash equivalents and restricted cash	$179,650	$213,262

	As of March 31,
Allocation of purchase price of property, plant and equipment to:	2019	2018
Investments in land, building and improvements	$31,561	$—
Machinery and equipment	3,410	—
Assembled workforce	351	—
Other assets	601	—
Cash paid for acquisition of property, plant and equipment	$35,923	$—

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the operating partnership, owning 99% of the common general partnership interest as of March 31, 2019. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is the sole limited partner of the operating partnership, owning 1% of the common general partnership interests as of March 31, 2019. As the sole general partner of the operating partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.
The operating partnership includes numerous qualified REIT subsidiaries (QRSs). Additionally, the Operating Partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly owned taxable REIT subsidiaries (TRSs).
Ownership
Pre-Initial Public Offering (IPO)
Prior to the IPO, YF ART Holdings, a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa), Fortress Investment Group, LLC (Fortress), and affiliates of The Goldman Sachs Group, Inc. (Goldman) owned approximately 100% of the Company’s common shares of beneficial interest. In addition, affiliates of The Goldman Sachs Group, Inc. (Goldman) owned 325,000 Series B Preferred Shares, which were converted to 28,808,224 common shares in connection with the IPO.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

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
Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares that are subject to a forward sale agreement to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the forward sale agreement, the Company expects that the common shares issuable upon settlement of the forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of March 31, 2019, the Company has not settled any portion of the forward sale agreement. In connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with Yucaipa, sold 16.5 million common shares, affiliates of Goldman sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
Secondary Public Offering
In March 2019, the Company completed a secondary public offering in which certain funds affiliated with YF ART Holdings and Goldman sold their remaining interest in the Company of 38,422,583 and 8,061,228 shares of common stock, respectively, at $27.75 per share, which included 6,063,105 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares. The selling shareholders received proceeds from the offering, which, net of underwriting fees, totaled $1.1 billion. The Company received no proceeds and incurred fees of $1.5 million related to this offering.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation on the Condensed Consolidated Statement of Operations, the Condensed Consolidated Statements of Shareholders' Equity and the Condensed Consolidated Statements of Cash Flows. The Condensed Consolidated Statement of Operations reflects the reclassification required in the prior period upon addition of a new financial statement line item described as 'Acquisition, litigation and other', which was previously classified within 'Selling, general and administrative', refer to Note 5 for further detail of this caption. The Condensed Consolidated Statements of Shareholders' Equity reflects the reclassification required in the prior period upon addition of a new financial statement line item described as 'Common stock issuance related to share-based payment plans, net of shares withheld for employee taxes', which was previously classified within 'Stock-based compensation expense (Stock Options and Restricted Stock Units)'. The Condensed Consolidated Statements of Cash Flows reflects the reclassification required in the prior period upon elimination of the financial statement line item described as 'Payment on Multi-employer pension plan withdrawal obligation' which is now classified within 'Amortization of deferred financing costs, debt discount and pension withdrawal liability'.
2. Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, which provides additional information with regard to the accounting policies set forth herein and other significant accounting policies.
Impairment of Long-Lived Assets
During the first quarter of 2019, the Company recorded impairment charges of $12.6 million. During the first quarter, management and the Company's Board of Trustees formally approved the "Atlanta Major Market Strategy" plan which includes the partial redevelopment of an existing warehouse facility. The partial redevelopment requires the demolition of approximately 75% of the current warehouse, which is unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, the Company wrote off the carrying value of the portion of the warehouse no longer in use resulting in an impairment charge of $9.6 million. Additionally, during the first quarter the Company recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. These impaired assets were reported under the Warehouse segment, and the related impairment charges are included in the “Impairment of long-lived assets”

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

line item of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019. No impairment charges were recorded during the three months ended March 31, 2018.
Capitalization of Costs
Project costs that are clearly associated with the development of properties are capitalized as incurred. Project costs include all costs directly associated with the development of a property, including construction costs, interest, and costs of personnel working on the project. Costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred.
Capitalization of costs begins when the activities necessary to get the development project ready for its intended use commence, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. Determining when a development project commences and when it is substantially complete and ready for its intended use involves a degree of judgment. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are written off. Capitalized costs are allocated to the specific components of a project that are benefited.
During the three months ended March 31, 2019 and March 31, 2018, we capitalized interest of approximately $0.8 million and $0.4 million, respectively. During the three months ended March 31, 2019 and March 31, 2018, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.2 million and $0.1 million, respectively.
Purchase Accounting
For business combinations, the excess of cost over fair value is recorded as goodwill. In an asset acquisition, the difference between the sum of the identified tangible and intangible assets and liabilities and the total purchase price (including transactions costs) is allocated to the identified tangible and intangible assets and liabilities on a relative fair value basis. If the fair value of the real estate acquired exceeds its cost it is allocated to the acquired tangible assets, consisting primarily of land, land improvements, buildings, tenant improvements, and identified intangible assets and liabilities, consisting of the value of assembled workforce, above-market and below-market leases, value of in-place leases and acquired ground leases and in the case of a business combination, tenant relationship value, based in each case on their fair values.
We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information from multiple sources as a result of pre-acquisition due diligence, tax records and other sources. Our allocation of fair value is generally determined by third party appraisals or, in the case of land, valuations based on comparable sales. For site improvements we consider replacement costs adjusted for physical and market obsolescence. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. The determination of fair value involves the use of significant judgment and estimation.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within ASC 842 and a right-of-use (ROU) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Operating leases are included in operating lease ROU assets, accounts payable and accrued expenses and operating lease obligations on our condensed consolidated balance sheet. Finance leases assets are included in financing leases-net, accounts payable and accrued expenses and financing lease obligations on our condensed consolidated balance sheet.
Arrangements wherein we are the lessor:
Each new lease contract is evaluated for classification as a sales-type lease, direct financing or operating lease. A lease is a sales-type lease if any one of five criteria are met, each of which indicate the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating we have transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. We do not currently have sales-type or direct financing leases.
For operating leases wherein we are the lessor, we assess the probability of payments at commencement of the lease contract and subsequently recognize lease income, including variable payments based on an index or rate, over the lease term on a straight-line basis. We continue to measure and disclose the underlying assets subject to operating leases based on our policies for application of ASC 360 Property, Plant and Equipment.
For all asset classes we have elected to not separate the lease and non-lease components which generally relate to taxes and common area maintenance. Additionally, we elected a practical expedient to present all funds collected from lessees for sales and other similar taxes net of the related sales tax expense. Our lease contracts are structured in a manner to reduce risks associated with the residual value of leased assets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Asset Acquisitions
We acquired PortFresh Holdings, LLC in an asset acquisition during the three months ended March 31, 2019 for $35.9 million. The table below reflects the purchase price allocation (in thousands):

Acquisition	Land	Building and Improvements	Machinery and Equipment	Assembled Workforce	Other Assets / Liabilities

PortFresh Holdings, LLC	$20,715	$10,846	$3,410	$351	$601

Total	$20,715	$10,846	$3,410	$351	$601

Weighted average remaining intangible amortization life (in months)				34
Recently Adopted Accounting Standards
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which the Company adopted using a modified retrospective transition approach effective January 1, 2019. All leases that commenced prior to our adoption of this new standard are accounted for and disclosed in accordance with our existing policies for application of ASC 840 Leases. Accordingly, prior year amounts were not recast under the new standard.
Upon adoption, we elected a package of practical expedients for expired and existing contracts whereby we will (1) not reassess our prior conclusions about lease identification, lease classification and initial direct costs, (2) continue to apply existing accounting policies for all land easements that existed or expire before the date of adoption, (3) not recognize ROU assets or liabilities for leases that qualify as short-term leases for all classes of underlying assets, and (4) not separate lease an non-lease components for all classes of underlying assets. The Company did not elect to apply the hindsight practical expedient when determining the term for our leases.
The new standard requires disclosure of additional quantitative and qualitative information for lessee and lessor arrangements which has been included above in the Summary of Significant Accounting Policies and in Note 10.

Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company adopted ASU 2017-12 on January 1, 2019 and it did not have a material impact on our consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

for purposes of applying hedge accounting under Topic 815. The Alternative Reference Rates Committee announced that it identified the Secured Overnight Funding Rate (SOFR) as its preferred alternative to LIBOR. The Company intends to continue to use LIBOR until its extermination date in 2021, and intends to replace LIBOR with SOFR at that time. The Company does not believe that the transition from LIBOR to SOFR will have a material impact on its financial statements.
Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on January 1, 2019, and it did not have a material impact on its consolidated financial statements.
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

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606. ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company believes the adoption of ASU 2018-18 will not have a material effect on its consolidated financial statements.
Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU introduces new guidance for the accounting for credit losses. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2016-13 on its condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment test, and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. For public business entities that are SEC filers, this ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. The Company does not expect the provisions of ASU 2017-04 to have a material impact on its consolidated financial statements.
Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company does not expect the provisions of ASU 2018-14 to have a material impact on its consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

3. Equity-Method Investments
The Company has investments in certain ventures that are accounted for under the equity method of accounting. The following tables summarize the financial information of the Company’s largest joint ventures (CMAL and CMAH, or the China JV, as defined in our Annual Report on Form 10-K for the year ended December 31, 2018) for the interim periods presented. The Company has a 49% equity interest in the China JV.

	Three Months Ended March 31, 2019
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,226	$3,528	$12,754
Operating income	$127	$694	$821
Net income	$183	$326	$509
Company’s income from investments in partially owned entities	$26	$96	$122

	Three Months Ended March 31, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,741	$2,867	$12,608
Operating income	$23	$84	$107
Net (loss) income	$(2)	$71	$69
Company’s loss from investments in partially owned entities	$(121)	$(18)	$(139)
In addition to the China JV, the Company had an investment in a joint venture accounted for under the equity-method, for which a complete return of capital totaling $2.0 million was received during the first quarter of 2019, eliminating the Company's involvement in the joint venture.
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
Series B Cumulative Convertible Voting Preferred Shares
During 2010, the Company’s Board of Trustees approved a series of agreements and documents that effected the conversion of 375,000 authorized and unissued preferred shares of the Company into 375,000 Series B Cumulative

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Convertible Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares), and simultaneously authorized the sale and issuance of the 375,000 Series B Preferred Shares. On December 15, 2010, the Company issued 375,000 Series B Cumulative Convertible Voting Preferred Shares of beneficial interest, par value $0.01 per share (Series B Preferred Shares), for proceeds of $368.5 million. Of the total issuance, 325,000 Series B Preferred Shares were issued to affiliates of Goldman and 50,000 were issued to an affiliate of China Merchant Holdings International (CMHI), an affiliate of the majority partner in the China JV.
In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares of the Company, respectively, after taking into account a cash payment of approximately $1.8 million of accrued and unpaid dividends. Goldman sold 5,163,716 common shares of the Company soon after the conversion of the Series B Preferred Shares. Subsequent to the IPO, Goldman has sold its remaining shares of the Company. Refer to Note 1 for further details.
5. Acquisition, litigation, and other charges
The components of the charges included in acquisition, litigation, and other in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
Acquisition, litigation, and other	2019	2018
Acquisition related costs	$1,441	$—
Litigation	910	—

Other:
Severance, equity award modifications and acceleration	4,293	2,600
Non-offering related equity issuance expenses	1,511	1,241
Terminated site operations costs	338	—
Total other	6,142	3,841

Total acquisition, litigation, and other	$8,493	$3,841

Business acquisition related costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be Corporate costs regardless of the segment or segments involved in the transaction. Business acquisition costs of $1.4 million for the three months ended March 31, 2019 primarily consisted of non-capitalizable legal and professional fees related to acquisitions under consideration. Refer to Note 23 for further information regarding acquisitions completed subsequent to March 31, 2019.

Litigation costs consist of expenses incurred in order to resolve material litigation charges. Litigation costs incurred in connection with immaterial matters from time-to-time are expensed as a component of Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. Litigation costs of $0.9 million for the three months ended March 31, 2019 primarily relate to professional fees incurred in connection with ongoing potential material litigation charges. Refer to Note 17 for discussion of ongoing material litigation. No litigation costs were incurred for the three months ended March 31, 2018 relating to material litigation charges.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, and reduction in workforce costs associated with exiting or selling non-strategic warehouses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the three months ended March 31, 2019, severance, equity modification and acceleration expense consists of $1.2 million of severance related to the departure of two former executives as well as $3.1 million of accelerated equity award vesting. The accelerated stock compensation charges related primarily to the resignation of a member of the Board of Trustees, which accelerated the vesting of 100,000 restricted stock units in accordance with the modified award agreement. For the three months ended March 31, 2018, equity modification expense consists of $2.6 million due to the grant made by the Board of Trustees to permit dividend equivalents to all participants in the 2010 Plan. Refer to Note 14 for further details of all equity modifications and equity acceleration.

Non-offering related equity issuance expense of $1.5 million for the three months ended March 31, 2019 consists of legal fees associated with the selling shareholder's secondary public offering, which consisted solely of shares sold by YF ART Holdings and Goldman Sachs and affiliates (see Note 1 for more information). The Company received no proceeds from the secondary offering. Non-offering related equity issuance expense of $1.2 million for the three months ended March 31, 2018 consisted of non-registration statement related costs and an Australian stamp duty tax related to the Company's IPO.

Terminated site operations costs of $0.3 million for the three months ended March 31, 2019 relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our condensed consolidated statement of operations. No such event occurred for the three months ended March 31, 2018.

6. Debt of the Company

In this Note 6, the "Company" refers only to Americold Realty Trust and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the operating partnership.

The Company guarantees the Operating Partnership's obligations with respect to its outstanding debt as of March 31, 2019 and December 31, 2018, as detailed in Note 7, with the exception of the 2013 Mortgage Loans which have limited guarantees for fraud and environmental carve-outs by Americold Realty Operating Partnership, L.P.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

7. Debt of the Operating Partnership
A summary of outstanding indebtedness of the operating partnership as of March 31, 2019 and December 31, 2018 is as follows (in thousands):

				March 31, 2019		December 31, 2018
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of March 31, 2019	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$186,327	$185,861	$187,957	$184,667
Mezzanine A	5/2023	7.38%	7.55%	70,000	69,125	70,000	67,900
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,760	32,000	31,120
Total 2013 Mortgage Loans				288,327	286,746	289,957	283,687

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	209,000	200,000	202,500
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	418,000	400,000	407,000
Total Senior Unsecured Notes				600,000	627,000	600,000	609,500

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.45%	4.38%	475,000	477,375	475,000	472,625
Total principal amount of mortgage notes, unsecured senior notes and term loans				$1,363,327	$1,391,121	$1,364,957	$1,365,812
Less: deferred financing costs				(12,946)	n/a	(13,666)	n/a
Less: debt discount				(261)	n/a	(277)	n/a
Total mortgage notes and term loans, net of unamortized deferred financing costs and debt discount				$1,350,120	$1,391,121	$1,351,014	$1,365,812
2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+1.45%	0.35%	$—	$—	$—	$—
(1) L = one-month LIBOR.
2018 Recast Credit Facility
On December 4, 2018, we entered into a recast credit agreement to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. The unamortized balance of Term Loan A debt issuance costs are included in "Mortgage notes, senior unsecured notes, and term loans" on the accompanying Condensed Consolidated Balance Sheets.
As of March 31, 2019, $4.9 million of unamortized debt issuance costs related to revolving credit facility is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which allows us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets and ground leased assets. At March 31, 2019, the gross value of our assets included in the calculations under our 2018 Recast Credit Facility, was in excess of $3.2 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Recast Credit Agreement) in excess of $1.9 billion.
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
Our 2018 Recast Credit Facility is fully recourse to our operating partnership. As of March 31, 2019, the Company was in compliance with all debt covenants.
There were $29.2 million and $29.6 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
$200 million Senior Unsecured 4.68% Notes due 2026 and $400 million Senior Unsecured 4.86% Notes due 2029
On November 6, 2018, the Company priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), (collectively referred to as the “Senior Unsecured Notes”). The transaction closed on December 4, 2018. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The initial July 8, 2019 payment will include interest accrued since December 4, 2018. The notes are general unsecured senior obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company used a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (2010 Mortgage Loans). The Company also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan (ANZ Loans). See below for further detail regarding the early extinguishment of debt under 2010 Mortgage Loans and ANZ Loans.
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
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

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
As of March 31, 2019, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio was 1.72x as of March 31, 2019. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.

The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of March 31, 2019, the Company was in compliance with all debt covenants.
Debt Covenants
The Company’s Senior Unsecured Credit Facilities, the Senior Unsecured Notes, and 2013 Mortgage Loans require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern allowable business practices of the Company. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and the Company’s ability to enter into certain types of transactions or exposures in the normal course of business. As of March 31, 2019, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

The aggregate maturities of the Company’s total indebtedness as of March 31, 2019, including amortization of principal amounts due under the mortgage notes for each of the next five years and thereafter, are as follows:

As of March 31, 2019:	(In thousands)
Year 1	$6,557
Year 2	6,833
Year 3	7,102
Year 4	482,381
Year 5	260,454
Thereafter	600,000
Aggregate principal amount of debt	1,363,327
Less unamortized discount and deferred financing costs	(13,207)
Total debt net of unamortized discount and deferred financing costs	$1,350,120
8. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into an interest rate swap agreement of $100 million of variable interest-rate debt, which hedges 21% of the Company's outstanding variable-rate debt as of March 31, 2019. The agreement converts the Company’s floating-rate debt to a fixed-rate basis for the next five years, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying notional amount. The Company's objective for utilizing this derivative instrument is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans between Australia and U.S. entities and the New Zealand and U.S. entities. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at March 31, 2019.
In accordance with ASC 815, the Company designates the cross-currency swaps as cash flow hedges of future interest and principal repayments. The Company designates the interest rate swap as a cash flow hedge of variable-rate loans. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within 'Other assets' and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within 'Accounts payable and accrued expenses'. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at March 31, 2019 and December 31, 2018:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	Derivative Assets		Derivative Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Derivatives formally designated as hedging instruments
Foreign exchange contracts	$47	$2,283	$340	$—
Interest rate contracts	—	—	1,406	—
Total derivatives formally designated as hedging instruments	$47	$2,283	$1,746	$—
The following tables present the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three months ended March 31, 2019 and March 31, 2018, including the impacts to Accumulated Other Comprehensive Income (AOCI):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships
Interest rate contracts	$(1,406)	$(329)	Interest expense	$—	$365
Foreign exchange contracts	(2,576)	$—	Foreign currency exchange gain, net	1,268	—
Total designated cash flow hedges	$(3,982)	$(329)		$1,268	$365
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three months ended March 31, 2019.
Company’s derivatives have been designated as cash flow hedges; therefore, the changes in the fair value of derivatives are recognized in AOCI and are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows. Amounts reclassified from AOCI into earnings related to realized gains and losses on the interest rate swap are recognized when payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt. Amounts reclassified from AOCI into earnings related to realized gains and losses on foreign exchange rate swaps are recognized on each remeasurement date and the impact is recorded through foreign currency exchange gain (loss), net.
Refer to Note 18 for additional details regarding the impact of the Company’s derivatives on AOCI for the three months ended March 31, 2019 and March 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

9. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of March 31, 2019 and December 31, 2018 are as follows:

	Maturity	Interest Rate as of March 31, 2019	March 31, 2019	December 31, 2018
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$19,205	$19,265
11 warehouses – 2007	9/2027	7.00%-19.59%	98,976	99,655
Total sale-leaseback financing obligations			$118,181	$118,920
10. Lease Accounting

Arrangements wherein we are the lessee:
We have operating and finance leases for land, warehouses, offices, vehicles, and equipment with remaining lease terms ranging from 1 to 34 years. Many of our leases include one or more options to extend the lease term from 1 to 10 years that may be exercised at our sole discretion. Additionally, many of our leases for vehicles and equipment include options to purchase the underlying asset at or before expiration of the lease agreement. Rental payments are generally fixed over the term of the lease agreement with the exception of certain equipment leases for which the rental payment may vary based on usage of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2019, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows:

Three Months Ended March 31, 2019
(In thousands)
Components of lease expense:
Operating lease cost (a)	$8,075
Financing lease cost:
Depreciation	2,256
Interest on lease liabilities	650
Sublease income (b)	(122)
Net lease expense	$10,859
(a) Includes short-term lease and variable lease costs, which are immaterial.
(b) Sublease income relates to two warehouses in the U.S. and New Zealand.

F-33

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Other information related to leases is as follows:

Three Months Ended March 31, 2019
(In thousands)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(7,360)
Operating cash flows from finance leases	(650)
Financing cash flows from finance leases	(2,616)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	4,923
Finance leases	$2,710
Weighted-average remaining lease term (years)
Operating leases	6.0
Finance leases	4.8
Weighted-average discount rate
Operating leases	4.0%
Finance leases	6.4%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
	(In thousands)
2019 (excluding 3 months ended March 31, 2019)	$19,653	$9,730	$29,383
2020	22,476	12,380	34,856
2021	14,134	11,101	25,235
2022	9,487	5,902	15,389
2023	7,863	3,153	11,016
Thereafter	18,764	6,341	25,105
Total future minimum lease payments	92,377	48,607	140,984
Less: Interest	(11,925)	(7,712)	(19,637)
Total future minimum lease payments less interest	$80,452	$40,895	$121,347

Reported as of March 31, 2019
Accounts payable and accrued expenses	$195	$7	$202
Operating lease obligations	80,257	—	80,257
Finance lease obligations	—	40,888	40,888
Total lease obligations	$80,452	$40,895	$121,347

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Arrangements wherein we are the lessor:
We receive lease income as the lessor for certain buildings and warehouses or space within a warehouse. The remaining term on existing leases ranges from 1 to 10 years. Lease income is generally fixed over the duration of the contract and each lease contract contains clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not included.
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, Storage, and Warehouse Services Revenue” in the Condensed Consolidated Statements of Operations as denoted in Note 22 Revenues from Contracts with Customers.
Property, plant and equipment underlying operating leases is included in “Land and Buildings and improvements” on the Condensed Consolidated Balance Sheets. The gross value and net value of these assets was $368.6 million and $327.4 million, for Land and Buildings and improvements as of March 31, 2019. Depreciation expense for such assets was $4.8 million for the three months ended March 31, 2019.
Future minimum lease payments as of March 31, 2019 were as follows (in thousands):

Operating Leases
Year ending December 31,
2019 (excluding 3 months ended March 31, 2019)	$10,819
2020	11,507
2021	8,826
2022	7,669
2023	6,375
Thereafter	17,974
Total	$63,170

11. Fair Value Measurements
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
The Company’s mortgage notes, term loan and senior unsecured notes are reported at their aggregate principal amount less unamortized original issue discount and deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, term loans and senior unsecured notes are comprised of Level 2 inputs, including senior industrial commercial real estate loan

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows of the collateral asset.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of March 31, 2019 and December 31, 2018, respectively.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	March 31, 2019	December 31, 2018
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$172,838	$208,078
Restricted cash	Level 1	6,812	6,019
Interest rate swap liability	Level 2	1,406	—
Cross-currency swap asset	Level 2	47	2,283
Cross-currency swap liability	Level 2	340	—
Measured at fair value on a non-recurring basis:
Long-lived assets written down at March 31, 2019:
Property, plant and equipment	Level 3	$9,080	$—
Disclosed at fair value:
Mortgage notes, term loans and senior unsecured notes(1)	Level 3	$1,391,121	$1,365,812
(1)The carrying value of mortgage notes, term loans and senior unsecured notes is disclosed in Note 7.
12. Dividends and Distributions
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
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

each year, we notify our shareholders of the taxability of the common share dividends paid during the preceding year. The payment of common share dividends is dependent upon our financial condition, operating results, and REIT distribution requirements and may be adjusted at the discretion of the Company’s Board of Trustees.
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares for the three months ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$28,218	$—	$28,218	$—
December(a)			—	(127)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			—	7	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	—	—	—
		$30,235	$—	$28,098	$—

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

Three Months Ended March 31, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	—
		$21,436		$1,232

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

13. Partners' Capital
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
Distributions
All distributions on our units are at the discretion of Americold Realty Trust's Board of Trustees. We have declared and paid the following distributions to the Parent for the years ended March 31, 2019 and 2018:

Three Months Ended March 31, 2019
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January	$—	$28,098
March/April	$30,235	$—
	$30,235	$28,098

Three Months Ended March 31, 2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
January (b)	5,750	5,750
March/April	20,145	—
	$29,137	$8,992

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

(b)
Distribution was paid to Parent for payment of underwriters' costs in conjunction with the offering completed in the respective quarter, and for conversion of Series A Preferred shares in connection with the IPO.

14. Share-Based Compensation
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Aggregate stock-based compensation charges were $5.7 million and $4.5 million during the three months ended March 31, 2019 and 2018, respectively. Approximately $2.6 million and $1.9 million of these charges were considered routine stock compensation expense, and were included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations during the three months ended March 31, 2019 and 2018, respectively. Approximately $3.1 million was recorded during the three months ended March 31, 2019 due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation, and were included as a component of “Acquisition, litigation, and other” expense on the accompanying Condensed Consolidated Statements of Operations. Approximately $2.6 million was recorded during the three months ended March 31, 2018 to modify restricted stock units, and were included as a component of “Acquisition, litigation, and other” expense on the accompanying Condensed Consolidated Statements of Operations. The award modifications and awards with accelerated vesting are discussed further under the section “Modification of Restricted Stock Units and Accelerated Vesting of Awards”. As of March 31, 2019, there was $35.8 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.6 years.
Americold Realty Trust 2008 and 2010 Equity Incentive Plans
During December 2008, the Company and the common shareholders approved the Americold Realty Trust 2008 Equity Incentive Plan (2008 Plan), whereby the Company issued either stock options or stock appreciation rights based upon a reserved pool of 4,900,025 common shares. The only active awards remaining under the 2008 Plan were exercised during 2018. No additional awards may be granted under the 2008 Plan. During December 2010, the Company and the common shareholders approved the Americold Realty Trust 2010 Equity Incentive Plan (2010 Plan), whereby the Company could issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and/or dividend equivalents with respect to the Company’s common shares, cash bonus awards, and/or performance compensation awards to certain eligible participants, as defined, based upon a reserved pool of 3,849,976 of the Company’s common shares. No additional awards may be granted under the 2010 Plan.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company have the right to receive nonforfeitable dividend equivalent distributions on unvested units. As of March 31, 2019, the Company accrued $0.6 million of dividend equivalents on unvested units payable to employees and non-employee trustees.
Modification of Restricted Stock Units and Accelerated Vesting of Awards
On January 4, 2018, the Company’s Board of Trustees approved the modification of awards to allow the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled pursuant to the 2010 Plan. On the same day, the Company’s Board of Trustees resolved that no further awards may be granted under the 2010 Plan after the approval of the 2017 Plan. As a result, the Company recognized stock-based compensation expense of $2.6 million to reflect the change in fair value associated with the modification of the dividend equivalents rights of the outstanding equity awards under the 2010 Plan. This expense is included in the aggregate stock-based compensation charge for the three months ended March 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

During the first quarter of 2019, the Company’s Compensation Committee approved the modification of an award issued in 2018 to a member of the Board of Trustees upon his resignation. This modification immediately accelerated the next vesting tranche of 100,000 restricted stock units which otherwise would not have vested until 2020 assuming the trustee continued service, under the original award agreement. As a result of this modification, the Company recognized approximately $2.9 million of share-based compensation expense during the first quarter of 2019.
Additionally, during the first quarter of 2019, the Company recognized accelerated share-based compensation expense of $0.2 million upon the termination of former executives, in accordance with the terms of their original award agreements.
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
The following table summarizes restricted stock unit grants under the 2017 Plan during the three months ended March 31, 2019 and 2018, respectively:

Three Months Ended March 31,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2019	Trustee group	12,285	1 year	$375
2019	Employee group	455,504	1-3 years	$15,169
2018	Trustee group	373,438	1-3 years	$5,975
2018	Employee group	897,125	2-4 years	$12,677
Of the restricted stock units granted for the three months ended March 31, 2019, (i) 12,285 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 222,937 were time-based restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iii) 232,567 were market-based restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market-based awards will be determined based on Americold Realty Trust's TSR relative to the MSCI US REIT Index, or RMS, computed for the performance period that began January 1, 2019 and will end December 31, 2021.
Of the restricted stock units granted for the three months ended March 31, 2018, (i) 331,250 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 398,125 were time-based restricted stock units with various vesting periods ranging from two to four years issued to certain employees and and (iv) 499,000 were market-based restricted stock units issued to certain employees. The vesting of such market-based awards will be determined based on the Company's "total shareholder return", as described in the agreement granting such awards, computed for the performance period that began January 18, 2018 and will end December 31, 2020.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of March 31, 2019:

Three Months Ended March 31, 2019
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2018	1,028,256	$26.3	71,428	$1.8	587,500	$15.0
Granted	235,222		—		232,567
Vested (1)	(359,901)		(14,286)		—
Forfeited	(119,792)		—		(33,918)
Non-vested as of March 31, 2019	783,785	$23.9	57,142	$1.7	786,149	$24.0

(1)
For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to the member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The amount of vested restricted stock units was 627,890 as of March 31, 2019 and had a related aggregate intrinsic value of $19.2 million at $30.51 per unit.

The weighted average grant-date fair value of restricted stock units granted during three months ended March 31, 2019 was $33.23 per unit, for vested restricted stock units was $15.89, for forfeited restricted stock units was $15.43, and non-vested restricted stock units was $22.13 per unit.
Market Performance-Based Restricted Stock Units
During the three months ended March 31, 2019, the Compensation Committee of the Board of Trustees approved the annual grant of market performance-based restricted stock units under the 2017 Plan to employees of the Company.
The awards, which were determined to contain a market condition, utilize total shareholder return (TSR) over a three-year measurement period as the market performance metric. Awards will vest based on the Company's TSR relative to the MSCI US REIT Index (RMS) over a three-year market performance period, or the Market Performance Period, commencing in January 1, 2019 and ending on December 31, 2021, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Performance Level Thresholds	RMS Relative Market Performance	Market Performance Vesting Percentage
High Level	above 75th percentile	200%
Target Level	55th percentile	100%
Threshold Level	33th percentile	50%
Below Threshold Level	below 30th percentile	0%
If the RMS Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.
Market performance-based restricted units granted during the three months ended March 31, 2018, which were determined to contain a market condition, utilize absolute TSR over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the percentage appreciation (rounded to the nearest tenth of a percent), in the value per share of the Company's stock during the performance period, over a three-year market performance period, commencing on January 18, 2018 and ending on December 31, 2020 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. In the event that the TSR upon completion of the market performance period is achieved at the “minimum,” “target” or “maximum” level as set forth below, the awards will become vested as to the market condition with respect to the percentage RSUs, as applicable, set forth below:

Performance Level Thresholds	TSR	Market Performance Percentage
Maximum	12%	150% of Target Award
Target	10%	100% of Target Award
Minimum	8%	50% of Target Award
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
The fair values of the market-performance awards were measured using a Monte Carlo simulation to estimate the probability of the market vesting condition being satisfied. The Company’s achievement of the market vesting condition is contingent on its TSR over a three-year market performance period, relative to the previously defined metrics. Monte Carlo simulation is well-accepted for pricing market based awards, where the number of shares that will vest depends on the future stock price movements. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. Upon achieving the minimum performance target, RSUs will vest on the date and their payout will be the stock price at the time of vesting multiplied by the vesting percentage, plus cumulative dividends paid; then discounted at the future payout of vested RSUs to the valuation date by the risk free rate. The fair value of the RSUs is the average discounted payout across all simulation paths. Assumptions used in the valuations are summarized by grant date as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield
2/26/2018	30%	2.35%	4.70%
4/2/2018	30%	2.34%	4.04%
7/1/2018	30%	2.58%	3.41%
10/1/2018	25%	2.85%	3.01%
3/8/2019	22%	2.43%	2.70%
3/15/2019	22%	2.40%	2.62%
Stock Options Activity
The following tables provide a summary of option activity for the three months ended March 31, 2019 and 2018, respectively:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2018	2,355,787	$9.81	5.4
Granted	—	—
Exercised	(607,374)	9.81
Forfeited or expired	(173,000)	9.81
Outstanding as of March 31, 2019	1,575,413	9.81	5.7

Exercisable as of March 31, 2019	1,350,316	$9.81	5.5

Outstanding as of December 31, 2017	5,477,617	$9.72	6.0
Granted	—	—
Exercised	(95,000)	7.85
Forfeited or expired	(70,000)	9.81
Outstanding as of March 31, 2018	5,312,617	9.76	5.8

Exercisable as of March 31, 2018	3,665,864	$9.73	4.9
The total fair value at grant date of stock option awards that vested during the three months ended March 31, 2019 and 2018 was approximately $0.1 million and $0.3 million, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2019 and 2018, was $11.0 million and $1.0 million, respectively.
15. Income Taxes
Income taxes are accounted for under the provisions of ASC 740, Income Taxes, which generally requires the Company to record deferred income taxes for the tax effect of differences between book and tax bases of its assets and liabilities.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

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
The Company recorded an income tax expense of approximately $0.5 million and an income tax benefit of approximately $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations, and a significant portion of those earnings is permanently reinvested.
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

The Company had liabilities of $0.4 million recorded for uncertain tax positions as of March 31, 2019 and December 31, 2018. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.
16. Employee Benefit Plans
The components of net period benefit cost for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$20	$20
Interest cost	397	311	6	13	727
Expected return on plan assets	(440)	(294)	—	(19)	(753)
Amortization of net loss	377	141	(1)	—	517
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$334	$158	$5	$21	$518

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	Three Months Ended March 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$8	$19	$—	$58	$85
Interest cost	354	300	5	27	686
Expected return on plan assets	(512)	(342)	—	(45)	(899)
Amortization of net loss	311	179	—	—	490
Amortization of prior service cost	—	0	—	8	8
Net pension benefit cost	$161	$156	$5	$48	$370
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within sales, general, and administration and all other components of net period benefit cost are presented in other (expense) income, net on the consolidated statements of operations.
The Company expects to contribute an aggregate of $2.5 million to all plans in 2019.
Multi-Employer Plans
The Company contributes to a number of multi-employer benefit plans under the terms of collective bargaining agreements that cover union-represented employees. These plans generally provide for retirement, death, and/or termination benefits for eligible employees within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods, and benefit formulas. Details on multi-employer benefit plans can be found in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
17. Commitments and Contingencies
Letters of Credit
As of March 31, 2019, there were $29.2 million letters of credit issued on the Company’s 2018 Revolving Line of Credit and as of December 31, 2018, there were $29.6 million of outstanding letters of credit issued on the Company’s 2018 Revolving Line of Credit.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Bonds
The Company had outstanding surety bonds of $2.7 million as of March 31, 2019 and December 31, 2018, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of March 31, 2019, approximately 58% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering approximately 4% of the labor force are set to expire during the remaining nine months ended December 31, 2019.
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
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

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
Following remand to Kansas state court, Plaintiffs initially petitioned the court to amend their complaint to drop their claim for damages and only seek an Order of Specific Performance-namely to require Americold sign a new document reinstating the consent judgment assigned in the 1994 Settlement Agreement. No amended complaint was filed, however, and plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018. Since December 31, 2018, the court granted the Company's motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court's Order dismissing their claims and are bound by the judgment entered against them. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by Plaintiffs and for bad faith damages for denying coverage. Conagra, Chubb and the Company recently agreed to settle their claims and as part of that settlement Conagra has agreed to dismiss its claims against the Company. The Kraft and Safeway plaintiffs have indicated to the court that they intend to appeal their dismissals. The Company believes the ultimate outcome of these matters will not have a material adverse impact on its condensed consolidated financial statements.
Preferred Freezer Services, LLC Litigation
On February 11, 2019, Preferred Freezer Services, LLC (“PFS”) moved by Order to Show Cause in the Supreme Court of the State of New York, New York County, asserting breach of contract and other claims against the Company and seeking to preliminarily enjoin the Company from acting to acquire certain properties leased by PFS. In its complaint and request for preliminary injunctive relief, PFS alleged that the Company breached a confidentiality agreement entered into in connection with the Company’s participation in a bidding process for the sale of PFS by contacting PFS’s landlords and by using confidential PFS information in bidding for the properties leased by PFS.

PFS’s request for a preliminary injunction was denied after oral argument on February 26, 2019. On March 1, 2019, PFS filed an application for interim injunctive relief from the Appellate Division of the Supreme Court, First Judicial Department.

On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In particular, in its District Court action PFS again alleges that the Company breached its confidentiality agreement with PFS by contacting PFS’s landlords regarding the purchase of properties leased by PFS and by using PFS confidential information when so-doing. The complaint alleges breach of contract, misappropriation, and violation of the federal Defend Trade Secrets Act (18 U.S.C. § 1836), amongst other claims. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS seeks compensatory, consequential and/or punitive damages in an amount to be determined at trial.

The Company denies the allegations and believes PFS’s claims are without merit and intends to vigorously defend this claim.  Given the status of the proceedings to date, a liability cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of March 31, 2019 and December 31, 2018. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of March 31, 2019. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2019 and December 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

18. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for the investment in the China JV, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(8,027)	$(7,126)
Gain arising during the period	517	491
Less: Tax expense	—	—
Net gain arising during the period	517	491
Amortization of prior service cost (1)	7	8
Less: Tax expense	—	—
Net amount reclassified from AOCI to net income/loss	7	8
Other comprehensive income, net of tax	524	499
Balance at end of period, net of tax	(7,503)	(6,627)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(3,322)	8,318
Gain (loss) on foreign currency translation	1,221	(1,473)
Less: Tax expense/(Tax benefit)	—	—
Net gain (loss) on foreign currency translation	1,221	(1,473)
Balance at end of period, net of tax	(2,101)	6,845
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,166)	(1,422)
Unrealized loss on cash flow hedge derivatives	(3,982)	(314)
Less: Tax expense	—	15
Net loss on cash flow hedge derivatives	(3,982)	(329)
Net amount reclassified from AOCI to net loss (interest expense)	—	365
Net reclassified from AOCI to net loss (foreign exchange gain (loss))	1,268	—
Balance at end of period, net of tax	(3,880)	(1,386)

Accumulated other comprehensive loss	$(13,484)	$(1,168)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

19. Related Party Transactions
Transactions with Goldman
Affiliates of Goldman are part of the lending group under the 2018 Recast Credit Facility, and has $90.0 million, or approximately 7.1%, of the total commitment. Another affiliate of Goldman was one of the participating lenders in the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan), which the company repaid during December 2018. Goldman was also the counterparty to the interest rate swap agreements related to the ANZ Loans, which were terminated in December 2018 in connection with the extinguishment of the ANZ Loan.
As a member of the previously described lending groups, the Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $0.4 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. Interest payable to Goldman was nominal as of March 31, 2019 and December 31, 2018.
In December 2018, the Company entered into a cross-currency swap with Goldman to hedge the changes in the cash flows of interest and principal payment on foreign-currency denominated intercompany loans. Payments under the cross-currency swap agreements will not commence until the third quarter of 2019. From time-to-time the Company has entered into foreign exchange spot trades with Goldman to facilitate the movement of funds between our international subsidiaries and the U.S., including the funding of the previously mentioned intercompany loans.
In connection with the IPO, Goldman converted their Series B Preferred Shares into 28,808,224 common shares. After giving effect to the full exercise of the underwriters’ option to purchase additional common shares during the IPO, and after giving effect to the sale by Goldman of 5,163,716 common shares in the IPO, Goldman owned approximately 16.7% of the Company’s common shares. In connection with the IPO, Goldman received a refund from the underwriters of approximately $1.6 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.
In connection with the follow-on offering completed in September 2018, Goldman sold 9,083,280 common shares, and after giving effect to the sale owned approximately 9.9% of the Company's common shares. In connection with the follow-on offering, Goldman received an underwriting fee of approximately $5.0 million, and received a refund of approximately $0.7 million representing the underwriting discount on the gross proceeds received by the selling shareholders.
In connection with the secondary offering completed in March 2019, Goldman sold their remaining common shares of the Company, totaling 8,061,228 common shares, in an underwritten public offering. The Company did not receive any proceeds from the shares sold by Goldman and its affiliates in this offering. In connection with this transaction, Goldman received an underwriting fee of approximately $2.6 million. Although Goldman is no longer a significant shareholder of the Company, Bradley Gross, a partner at Goldman Sachs, remains on the Board of Trustees as of March 31, 2019. Mr. Gross will not stand for re-election to the Board of Trustees in connection with the Company's annual meeting of shareholders on May 22, 2019. As a result, Goldman continues to be disclosed as a related party until Mr. Gross is no longer serving on the Board of Trustees.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Transactions with YF ART Holdings L.P.
In connection with the IPO, YF ART Holdings L.P. (YF ART Holdings) received a refund from the underwriters of approximately $4.2 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.
On March 8, 2018, YF ART Holdings entered into a financing agreement pledging 54,952,774 common shares of beneficial interest, $0.01 par value per share, representing approximately 38.6% of the Company’s issued and outstanding common shares as of March 8, 2018. YF ART Holdings used the proceeds from the financing agreement to pay in full the outstanding investment, including the preferred return on an investment vehicle affiliated with Fortress Investment Group LLC, which directly beneficially owned 7,235,529 common shares of the company. As of March 31, 2019, Fortress no longer owns any common shares of the company.
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
In connection with the the follow-on public offering completed in September 2018, YF ART Holdings sold 16,530,191 common shares of the Company and, following the sale, owned approximately 26.0% of the Company's common shares.
In connection with the secondary offering completed on March 5, 2019, YF ART Holdings and its affiliates sold its remaining ownership consisting of 38,422,583 common shares in an underwritten public offering. Following the sale, YF ART Holdings was no longer a shareholder of the Company. The Company did not receive any proceeds from the common shares sold by YF ART Holdings in this offering. In addition, on March 5, 2019, Ronald W. Burkle, who indirectly controls YF Art Holdings, resigned from the Board of Trustees. Therefore, as of March 31, 2019, YF Art Holdings is no longer considered a related party of the Company.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

20. Segment Information
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

Our reportable segments are strategic business units separated by service offerings. Each reportable segment is managed separately and requires different operational and marketing strategies. The accounting polices used in the preparation of our reportable segments financial information are the same as those used in the preparation of its condensed consolidated financial statements.
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
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.
The following table presents segment revenues and contributions with a reconciliation to loss before income tax for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Segment revenues:
Warehouse	$289,615	$286,517
Third-Party Managed	64,136	63,876
Transportation	37,096	38,345
Other	2,232	2,403
Total revenues	393,079	391,141

Segment contribution:
Warehouse	90,819	89,570
Third-Party Managed	3,259	3,777
Transportation	4,356	3,594
Other	244	346
Total segment contribution	98,678	97,287

Reconciling items:
Depreciation, depletion, and amortization	(30,096)	(29,408)
Selling, general and administrative expense	(31,117)	(28,106)
Acquisition, litigation, and other	(8,493)	(3,841)
Impairment of long-lived assets	(12,555)	—
Income (loss) from investments in partially owned entities	122	(139)
Interest expense	(21,576)	(24,495)
Interest income	1,003	623
Loss on debt extinguishment and modification	—	(21,385)
Foreign currency exchange gain	60	680
Other (expense) income, net	(167)	56
Loss before income tax (expense) benefit	$(4,141)	$(8,728)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

21. Loss per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. During the three months ended March 31, 2019, the weighted-average number of restricted stock units that participated in the distribution of common dividends was 1,266,323, of which 627,891 restricted stock units currently have vested but will not be settled until additional criteria are met.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Weighted average common shares outstanding – basic	149,404	124,433
Dilutive effect of share-based awards	—	—
Equity forward contract	—	—
Weighted average common shares outstanding – diluted	149,404	124,433
For the three months ended March 31, 2019 and 2018, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in current and prior period. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, equity forward contract stock shares, warrants and convertible preferred shares.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Series B Convertible Preferred Stock	—	8,495
Common share warrants	—	1,642
Employee stock options	1,856	5,347
Restricted stock	1,493	612
Equity forward contract shares	6,000	—
	9,349	16,096

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

22. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2019 and 2018 by segment and geographic region:

	Three Months Ended March 31, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$106,823	$9,368	$3,980	$1,137	$—	$121,308
Warehouse services	128,891	29,998	3,495	851	—	163,235
Third-party managed	57,013	2,860	—	—	4,245	64,118
Transportation	23,648	12,828	109	511	—	37,096
Other	2,226	—	—	—	—	2,226
Total revenues (1)	318,601	55,054	7,584	2,499	4,245	387,983
Lease revenue (2)	5,096	—	—	—	—	5,096
Total revenues from contracts with all customers	$323,697	$55,054	$7,584	$2,499	$4,245	$393,079

	Three Months Ended March 31, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$104,360	$10,339	$3,872	$1,553	$—	$120,124
Warehouse services	125,248	30,438	4,117	987	—	160,790
Third-party managed	56,015	3,249	—	—	4,562	63,826
Transportation	23,064	14,199	204	878	—	38,345
Other	2,398	—	—	—	—	2,398
Total revenues (1)	311,085	58,225	8,193	3,418	4,562	385,483
Lease revenue (2)	5,658	—	—	—	—	5,658
Total revenues from contracts with all customers	$316,743	$58,225	$8,193	$3,418	$4,562	$391,141

(1)
Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of ASC 840, Leases and ASC 842, Leases.
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
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

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
As of March 31, 2019, the Company had $608.2 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 18% of these remaining performance obligations as revenue in 2019, an the remaining 82% to be recognized over a weighted average period of 15.8 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2019, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $191.8 million and $192.1 million as of March 31, 2019 and December 31, 2018, respectively, and $177.0 million and $198.3 million as of March 31, 2018 and December 31, 2017, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $18.0 million and $18.6 million as of March 31, 2019 and December 31, 2018, respectively, and $18.2 million and $18.8 million as of March 31, 2018 and December 31, 2017, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2019 and 2018 has been recognized as of March 31, 2019 and March 31, 2018, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.
23. Subsequent Events
On April 22, 2019, the Company completed a follow-on public offering pursuant to which it issued 50,312,500 common shares (including 6,562,500 common shares issued in connection with the underwriters’ exercise of their option to purchase additional common shares) for net proceeds of approximately $1.21 billion. In addition, pursuant to a forward sale agreement (the “Forward Sale Agreement”) entered into by the Company on April 16, 2019, the forward purchaser under the Forward Sale Agreement borrowed and sold to the underwriters in the public offering an additional 8,250,000 common shares.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

On May 1, 2019, the Company completed the acquisition of privately-held Chiller Holdco, LLC, (“Cloverleaf Cold Storage” or “Cloverleaf”) from Cloverleaf management and an investor group led by a private equity firm for a purchase price of $1.26 billion inclusive of certain closing costs and adjustments (the “Cloverleaf Acquisition”) utilizing the net proceeds from the follow-on offering previously discussed, along with cash drawn from its senior unsecured revolving credit facility. Under the agreement, the Company acquired a temperature-controlled warehousing company based in Sioux City, Iowa that consists of 22 facilities in nine states, of which 21 are owned and one is managed.
Additionally, on May 1, 2019, the Company completed the acquisition of privately-held Lanier Cold Storage for $82 million. Lanier Cold Storage consists of two temperature-controlled storage facilities in Georgia serving the poultry industry. The Company utilized the capacity of its senior unsecured revolving credit facility to fund the acquisition.
On May 7, 2019, the operating partnership completed a debt private placement transaction consisting of $350 million senior unsecured notes with a coupon of 4.10% and a term of 10.7 years. The notes will be general unsecured senior obligations of the operating partnership and are guaranteed by the Company and the subsidiaries of the Company. The Company expects to apply a portion of the proceeds of the transaction to repay funds drawn on the revolving credit facility in connection with the previously discussed acquisitions, and for expansion and development projects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this quarterly report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of this Quarterly Report on Form 10-Q and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of March 31, 2019, we operated a global network of 155 temperature-controlled warehouses encompassing 920.3 million cubic feet, with 161 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We also own and operate a limestone quarry through a separate business segment. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. In addition, we hold a minority interest in a joint venture, which owns or operates 12 temperature-controlled warehouses located in China, or the China JV.
Components of Our Results of Operations
Warehouse. Our primary source of revenues consists of rent, storage, and warehouse services fees. Our rent, storage, and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen, perishable or other products in our warehouses by our customers. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We refer to these handling and other warehouse services as our value-added services.
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers' compensation claims. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the type of freezing capabilities required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Our corporate-level acquisition, litigation and other expenses consist of costs that we view outside of selling, general and administrative expenses with a high level of variability from period-to-period, and include the following:

•
Acquisition related costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services.

•	Litigation costs incurred in order to resolve material litigation charges.

•
Severance costs representing certain contractual and negotiated severance and separation costs from exited former executives, and reduction in workforce costs associated with exiting or selling non-strategic warehouses.

•
Equity acceleration costs representing the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification.

•	Non-offering related equity issuance expenses whether incurred through an initial public offering, follow-on offering or secondary offering.

•
Terminated site operations costs represent expenses incurred to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our condensed consolidated statement of operations.

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
The following table shows a comparison of underlying average exchange rates of the foreign currencies that impacted our U.S. dollar-reported revenues and expenses during the periods discussed herein together with a comparison against the exchange rates of such currencies at the end of the applicable periods presented herein. The rates below represent the U.S. dollar equivalent of one unit of the respective foreign currency. Amounts presented in constant currency within our Results of Operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period, rather than the actual exchange rates in effect during the respective period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the user to understand the impact of changing foreign exchange rates.

	Foreign exchange rates as of March 31, 2019	Average foreign exchange rates used to adjust actual operating results for the three months ended March 31, 2019	Foreign exchange rates as of March 31, 2018	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended March 31, 2019 (1)
Australian dollar	0.710	0.712	0.769	0.785
New Zealand dollar	0.682	0.682	0.723	0.727
Argentinian peso	0.023	0.026	0.050	0.051
Canadian dollar	0.749	0.752	0.775	0.788

(1)
Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

Focus on Our Operational Effectiveness and Cost Structure
We continuously seek to execute on various initiatives aimed at streamlining our business processes and reducing our cost structure including realigning and centralizing key business processes and fully integrating acquired assets and businesses; implementing standardized operational processes; integrating and launching new information technology tools and platforms; instituting key health, safety, leadership and training programs; and capitalizing on the purchasing power of our network. Through the realignment of our business processes, acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.

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
Historically Significant Customer
For the three months ended March 31, 2019 and 2018, one customer accounted for more than 10% of our total revenues. For the three months ended March 31, 2019 and 2018, sales to this customer were $53.8 million and $52.3 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $50.0 million and $48.2 million represented reimbursements for certain expenses we incurred during the three months ended March 31, 2019 and 2018, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Occupancy of our Warehouses
Occupancy in our warehouses is an important driver of our financial results. Physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged or leased facility), specific customer needs in the markets served by the warehouse, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallets and the adverse effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the United States. Physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June. Our target occupancy across our warehouse portfolio varies by warehouse and warehouse type because our warehouses are configured to accommodate the individual needs of our customers. We generally regard approximately 85% average physical occupancy across our temperature-controlled warehouse portfolio as optimal, subject to relevant local market conditions and individual customer needs. We do not believe that a 100% occupancy rate is an ideal target for utilization of our warehouses because optimizing pallet throughput and efficient delivery of relevant value-added services require a certain amount of free pallet position capacity at all times in order to be able to efficiently place, store and retrieve products from pallet positions, particularly during periods of greatest occupancy or highest volume. Our occupancy metrics account for the physical occupancy of our warehouses. As customers continue to transition to contracts that feature a fixed storage commitment, our economic occupancy may be greater than our physical occupancy, as our customers may have committed to, and be paying for, space that they are currently not physically occupying, but intend to physically occupy in the future.
Throughput at our Warehouses
The level and nature of throughput at our warehouses is an important factor impacting our warehouse services revenues in our warehouse segment. Throughput refers to the volume of pallets that enter and exit our warehouses. Higher levels of throughput drive warehouse services revenues in our warehouse segment as customers are typically billed on a basis that takes into account the level of throughput of the goods they store in our warehouses. The nature of throughput may be driven by the expected turn of the underlying product or commodity.
How We Assess the Performance of Our Business
Segment Contribution (NOI)
We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges, corporate-level selling, general and administrative and corporate-level acquisition, litigation and other expenses). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
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
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses during the first quarter of 2019.

March 31, 2019
Total Warehouses	155
Same Store Warehouses (1)	137
Non-Same Store Warehouses (1)	7
Third-Party Managed Warehouses (2)	11
(1) During the first quarter of 2019, we acquired a facility located in Savannah, Georgia, which was added to the non-same store population. Additionally, two of the warehouses in our portfolio were moved from the non-same store population to the same-store population as a result of achieving normalized operations. One of these sites was acquired and redeveloped in 2016, and one of these sites experienced an event in 2015 that resulted in an extended period of business interruption. Finally, one warehouse in our portfolio was reclassified from the same store to the non-same store population in anticipation of our exit from the lease of such warehouse in the third quarter of 2019.
(2) During the first quarter of 2019, one of our Third-Party Managed warehouses, which was operated under a joint venture agreement, was exited upon termination of the agreement and return of our capital investment.

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

Constant Currency Metrics
As discussed above under “Key Factors Affecting Our Business and Financial Results—Foreign Currency Translation Impact on Our Operations,” our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues generated and expenses incurred by our operations outside the United States, variations which we cannot control. As a result, in order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we analyze our business performance based on certain constant currency reporting that represents current period results translated into U.S. dollars at the relevant average foreign exchange rates applicable in the comparable prior period. We believe that the presentation of constant currency results provides a measurement of our ongoing operations that is meaningful to investors because it excludes the impact of these foreign currency movements that we cannot control. Constant currency results are not measurements of financial performance under U.S. GAAP, and our constant currency results should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended March 31, 2019 and 2018
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$126,380	$128,727	$125,727	0.5%	2.4%
Warehouse services	163,235	167,400	160,790	1.5%	4.1%
Total warehouse segment revenues	289,615	296,127	286,517	1.1%	3.4%

Power	15,071	15,599	16,114	(6.5)%	(3.2)%
Other facilities costs (2)	26,388	27,007	26,782	(1.5)%	0.8%
Labor	132,918	136,572	131,306	1.2%	4.0%
Other services costs (3)	24,419	24,938	22,745	7.4%	9.6%
Total warehouse segment cost of operations	198,796	204,116	196,947	0.9%	3.6%
Warehouse segment contribution (NOI)	$90,819	$92,011	$89,570	1.4%	2.7%

Warehouse rent and storage contribution (NOI) (4)	$84,921	$86,121	$82,831	2.5%	4.0%
Warehouse services contribution (NOI) (5)	$5,898	$5,890	$6,739	(12.5)%	(12.6)%

Total warehouse segment margin	31.4%	31.1%	31.3%	10 bps	-19 bps
Rent and storage margin(6)	67.2%	66.9%	65.9%	131 bps	102 bps
Warehouse services margin(7)	3.6%	3.5%	4.2%	-58 bps	-67 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $3.2 million and $3.7 million for the first quarter of 2019 and 2018, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $3.4 million for the first quarter of both 2019 and 2018.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $289.6 million for the three months ended March 31, 2019, an increase of $3.1 million, or 1.1%, compared to $286.5 million for the three months ended March 31, 2018. On a constant currency basis, our warehouse segment revenues were $296.1 million for the three months ended March 31, 2019, an increase of $9.6 million, or 3.4%, from the three months ended March 31, 2018. These increases were primarily driven by net new business, improvements in our commercial terms and contractual rate escalations, the maturation of the Clearfield, Utah facility in the fourth quarter of 2018 and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter 2018, partially offset by the later timing of the Easter holiday in 2019 and the impact of one less business day in the first quarter of 2019 as compared to the first quarter of 2018. The foreign currency translation of revenues earned by our foreign operations had a $6.5 million unfavorable impact during the three months ended March 31, 2019, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and to a lesser extent the strengthening of the U.S. dollar over the Argentinian peso.
Warehouse segment cost of operations of $198.8 million for the three months ended March 31, 2019 was an increase of $1.8 million compared to the three months ended March 31, 2018. On a constant currency basis, our warehouse segment cost of operations was $204.1 million for the three months ended March 31, 2019, an increase of $7.2 million, or 3.6%, from the three months ended March 31, 2018. During the first quarter of 2018, our workers' compensation expense was favorably impacted by $1 million, this benefit did not repeat during the first quarter of 2019. Despite increases in our cost of operations related to inflation, workers' compensation, health care insurance expenses and incremental revenue, our ongoing efforts on productivity improvements and energy efficiency initiatives are enabling us to maintain our cost of operations while increasing our warehouse segment revenues. The foreign currency translation of expenses incurred by our foreign operations had a $5.3 million favorable impact during the three months ended March 31, 2019.
For the three months ended March 31, 2019, we reported an increase of $1.2 million, or 1.4%, in warehouse segment contribution (NOI), which was $90.8 million for the first quarter of 2019 compared to $89.6 million for the first quarter of 2018. The foreign currency translation of our results of operations had a $1.2 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased 2.7%. This increase is driven by our active portfolio management which includes transitioning to a more favorable customer mix and improvements in our commercial terms, the contribution from the maturation of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts, the exit of certain facilities in the prior year, combined with net new business, operating efficiency gains driven by power savings and the leveraging of our fixed expenses which allowed us to generate higher contribution margins in our warehouse segment during the first quarter of 2019 compared to the first quarter of 2018 despite the negative impacts of higher workers' compensation and health care insurance costs.

Same Store Analysis
We had 137 same stores for the three months ended March 31, 2019. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Same store revenues:	(Dollars in thousands)
Rent and storage	$122,559	$124,905	$122,356	0.2%	2.1%
Warehouse services	159,455	163,621	158,511	0.6%	3.2%
Total same store revenues	282,014	288,526	280,867	0.4%	2.7%
Same store cost of operations:
Power	14,684	15,212	15,643	(6.1)%	(2.8)%
Other facilities costs	25,331	25,949	25,273	0.2%	2.7%
Labor	129,956	133,612	129,465	0.4%	3.2%
Other services costs	23,792	24,310	22,378	6.3%	8.6%
Total same store cost of operations	$193,763	$199,083	$192,759	0.5%	3.3%

Same store contribution (NOI)	$88,251	$89,443	$88,108	0.2%	1.5%
Same store rent and storage contribution (NOI)(2)	$82,544	$83,744	$81,440	1.4%	2.8%
Same store services contribution (NOI)(3)	$5,707	$5,699	$6,668	(14.4)%	(14.5)%

Total same store margin	31.3%	31.0%	31.4%	-8 bps	-37 bps
Same store rent and storage margin(4)	67.4%	67.0%	66.6%	79 bps	49 bps
Same store services margin(5)	3.6%	3.5%	4.2%	-63 bps	-72 bps

Non-same store revenues:
Rent and storage	$3,821	$3,821	$3,371	13.3%	13.3%
Warehouse services	3,780	3,780	2,279	65.9%	65.9%
Total non-same store revenues	7,601	7,601	5,650	34.5%	34.5%
Non-same store cost of operations:
Power	387	387	470	(17.7)%	(17.7)%
Other facilities costs	1,057	1,057	1,509	(30.0)%	(30.0)%
Labor	2,962	2,962	1,842	60.8%	60.8%
Other services costs	627	627	367	70.8%	70.8%
Total non-same store cost of operations	$5,033	$5,033	$4,188	20.2%	20.2%

Non-same store contribution (NOI)	$2,568	$2,568	$1,462	75.6%	75.6%
Non-same store rent and storage contribution (NOI)(2)	$2,377	$2,377	$1,392	70.8%	70.8%
Non-same store services contribution (NOI)(3)	$191	$191	$70	172.9%	172.9%

Total warehouse segment revenues	$289,615	$296,127	$286,517	1.1%	3.4%
Total warehouse cost of operations	$198,796	$204,116	$196,947	0.9%	3.6%
Total warehouse segment contribution	$90,819	$92,011	$89,570	1.4%	2.7%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,		Change
Units in thousands except per pallet data - unaudited	2019	2018
Same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	2,276	2,364	(3.7)%
Average physical pallet positions	3,061	3,076	(0.5)%
Physical occupancy percentage	74.3%	76.8%	-249 bps
Same store rent and storage revenues per physical occupied pallet	$53.86	$51.77	4.0%
Constant currency same store rent and storage revenues per physical occupied pallet	$54.89	$51.77	6.0%

Economic occupancy(2)
Average occupied economic pallets	2,405	2,474	(2.8)%
Economic occupancy percentage	78.6%	80.4%	-186 bps
Same store rent and storage revenues per economic occupied pallet	$50.95	$49.46	3.0%
Constant currency same store rent and storage revenues per economic occupied pallet	$51.93	$49.46	5.0%

Same store warehouse services:
Throughput pallets (in thousands)	6,384	6,549	(2.5)%
Same store warehouse services revenues per throughput pallet	$24.98	$24.21	3.2%
Constant currency same store warehouse services revenues per throughput pallet	$25.63	$24.21	5.9%

Non-same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	98	84	16.7%
Average physical pallet positions	121	136	(11.0)%
Physical occupancy percentage	81.2%	61.4%

Economic occupancy(2)
Average economic occupied pallets	102	87	17.2%
Economic occupancy percentage	84.3%	64.0%

Non-same store warehouse services:
Throughput pallets (in thousands)	137	94	45.7%

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

(2)
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer's contract, and subtracting the physical pallet positions.

Economic occupancy at our same stores was 78.6% for the three months ended March 31, 2019, a decrease of 186 bps compared to 80.4% for the three months ended March 31, 2018. This change was the result of lower average physical occupancy, partially driven by the continued efforts to improve our commercial terms within our customers' contracts through fixed commitments which limits our ability to resell physically unoccupied space. Our first quarter same store economic occupancy was 424 basis points higher than our corresponding average physical occupancy of 74.3%. The decrease of 249 bps in average physical occupancy compared to 76.8% for the three months ended March 31, 2018 is driven by our focus to optimize our warehouse network as previously discussed, and partially by normal course movement by our smaller market customers.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 4.0% period-over-period, primarily driven by a more favorable customer mix, net new business, and improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 6.0% period-over-period. The foreign currency translation of revenues incurred by our foreign operations had an unfavorable impact on this metric, largely driven by the strengthening of the U.S. dollar against the Australian dollar and to a lesser extent the strengthening of the U.S. dollar against the Argentinian peso.
Throughput pallets at our same stores were 6.4 million pallets for the three months ended March 31, 2019, a decrease of 2.5% from 6.5 million pallets for the three months ended March 31, 2018. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes, paired with the timing of the Easter holiday in 2019 as compared to 2018. Same store warehouse services revenues per throughput pallet increased 3.2% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 5.9% from the three months ended March 31, 2018.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of managed sites	11		12	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$64,136	$64,672	$63,876	0.4%	1.2%
Third-party managed cost of operations	60,877	61,314	60,099	1.3%	2.0%
Third-party managed segment contribution	$3,259	$3,358	$3,777	(13.7)%	(11.1)%

Third-party managed margin	5.1%	5.2%	5.9%	-83 bps	-72 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $64.1 million for the three months ended March 31, 2019, an increase of $0.3 million, or 0.4%, compared to $63.9 million for the three months ended March 31, 2018. On a constant currency basis, third-party managed revenues were $64.7 million for the three months ended March 31, 2019, an increase of $0.8 million, or 1.2%, from the three months ended March 31, 2018. These increases were attributable to higher business volume from our largest third-party managed customers in the United States and Australia, partially offset by the impact of the managed site for which the contract expired and was not renewed.
Third-party managed cost of operations was $60.9 million for the three months ended March 31, 2019, an increase of $0.8 million, or 1.3%, compared to $60.1 million for the three months ended March 31, 2018. On a constant currency basis, third-party managed cost of operations was $61.3 million for the three months ended March 31, 2019, an increase of $1.2 million, or 2.0%, from the three months ended March 31, 2018. For the three months ended March 31, 2019, third-party managed cost of operations increased due to higher business volume as indicated in revenue when compared to prior periods, partially offset by the impact of the managed site for which the contract expired and was not renewed.
Third-party managed segment contribution (NOI) was $3.3 million for the three months ended March 31, 2019, a decrease of $0.5 million, or 13.7%, compared to $3.8 million for the three months ended March 31, 2018. On a constant currency basis, third-party managed segment contribution (NOI) was $3.4 million for the three months ended March 31, 2019, a decrease of $0.4 million, or 11.1%, quarter-over-quarter. Decreased margins in this segment were primarily driven by reduced incentives associated with not achieving certain key performance incentive targets in the current year.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$37,096	$38,927	$38,345	(3.3)%	1.5%

Brokered transportation	27,347	28,626	28,121	(2.8)%	1.8%
Other cost of operations	5,393	5,716	6,630	(18.7)%	(13.8)%
Total transportation cost of operations	32,740	34,342	34,751	(5.8)%	(1.2)%
Transportation segment contribution (NOI)	$4,356	$4,585	$3,594	21.2%	27.6%

Transportation margin	11.7%	11.8%	9.4%	237 bps	241 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including multi-vendor consolidation offerings. Transportation revenues were $37.1 million for the three months ended March 31, 2019, a decrease of $1.2 million, or 3.3%, compared to $38.3 million for the three months ended March 31, 2018. On a constant currency basis, transportation revenues were $38.9 million for the three months ended March 31, 2019, an increase of $0.6 million, or 1.5%, from the three months ended March 31, 2018.
Transportation cost of operations was $32.7 million for the three months ended March 31, 2019, a decrease of $2.0 million, or 5.8%, compared to $34.8 million for the three months ended March 31, 2018. On a constant currency basis, transportation cost of operations was $34.3 million for the three months ended March 31, 2019, a decrease of

$0.4 million, or 1.2%, from the three months ended March 31, 2018. The strategic shift referenced above paired with the impact of foreign currency translation led to a decline in other cost of operations for the segment.
Transportation segment contribution (NOI) was $4.4 million for the three months ended March 31, 2019, an increase of 21.2% as compared to the three months ended March 31, 2018. Transportation segment margin increased 237 basis points from the three months ended March 31, 2018, to 11.7% from 9.4%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. On a constant currency basis, transportation segment contribution was $4.6 million for the three months ended March 31, 2019, an increase of 27.6%, quarter-over-quarter.
Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
	2019	2018
	(Dollars in thousands)
Quarry revenues	$2,232	$2,403	(7.1)%
Quarry cost of operations	1,988	2,057	(3.4)%
Quarry segment contribution (NOI)	$244	$346	(29.5)%

Quarry margin	10.9%	14.4%	-346.7 bps
Quarry revenues were $2.2 million for the three months ended March 31, 2019, a decrease of $0.2 million, or 7.1%, compared to $2.4 million for the three months ended March 31, 2018. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $2.0 million for the three months ended March 31, 2019, a decrease of $0.1 million, or 3.4%, compared to $2.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, quarry cost of operations decreased due to lower demand from customers as indicated by the decrease in revenue when compared to prior periods, which was partially offset by royalties incurred in connection with a lease of adjacent property for further mining in the current period.
Quarry segment contribution (NOI) was $0.2 million for the three months ended March 31, 2019, as compared to $0.3 million for the three months ended March 31, 2018, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $31.1 million for the three months ended March 31, 2019, an increase of $3.0 million, or 10.7%, compared to $28.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, corporate-level selling, general and administrative expenses were 7.9% and 7.2%, respectively, of total revenues. Included in these amounts are business development expenses attributable to our customer on-boarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses is driven by approximately $0.7 million higher share-based compensation expense period-over-period, higher compensation and benefits of $0.7 million as a result of hiring new executive level management positions subsequent to the first quarter of 2018 paired with slightly higher overall headcount period-over-period, and higher legal and professional fees of $1.5 million as a result of being a public company.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other were $8.5 million for the three months ended March 31, 2019, an increase of $4.7 million compared to $3.8 million for the three months ended March 31, 2018. Included in these amounts are acquisition related costs, litigation costs associated with material litigation charges, severance and equity acceleration costs incurred in connection with former executives, non-offering related equity issuance expenses and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, thus have isolated from selling, general and administrative expenses in order to provide greater transparency and disclosure. During the three months ended March 31, 2019, we incurred $4.3 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees. We also incurred $1.5 million of costs in connection with the secondary offering of common shares on behalf of our significant shareholders in March 2019, for which we received no proceeds. Other professional fees incurred in connection with potential mergers, acquisitions and integration related costs totaled $1.4 million for the first quarter of 2019, and litigation related professional fees incurred totaled $0.9 million for the first quarter of 2019. Finally, during the first quarter of 2019 we incurred $0.3 million of costs to repair leased facilities in order to restore the sites to their original condition prior to the lease expirations. This increase is partially offset by $2.6 million incurred in the first quarter of 2018 related to the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan and $1.2 million for the non-offering related equity issuance expenses incurred in connection with our IPO.
Impairment of long-lived assets. For the three months ended March 31, 2019, we recorded impairment charges of $12.6 million; no such charges were recorded during the comparable prior period. During the first quarter, management and the Company's Board of Trustees formally approved the "Atlanta Major Market Strategy" plan which includes the partial redevelopment of an existing warehouse facility. The partial redevelopment requires the demolition of 75% of the current warehouse, which is unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, the Company recorded an impairment charge of $9.6 million. Additionally, during the first quarter the Company recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. These impaired assets related to the Warehouse segment, and the related impairment charges are included in the “Impairment of long-lived assets” line item of the consolidated statements of operations for the related period.
Other Income and Expense
The following table presents other items of income and expense for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,		Change
	2019	2018	%
Other (expense) income:	(In thousands)
Interest expense	$(21,576)	$(24,495)	(11.9)%
Interest income	1,003	623	61.0%
Loss on debt extinguishment and modification	—	(21,385)	n/m
Foreign currency exchange gain	60	680	(91.2)%
Other (expense) income - net	(167)	56	n/m
n/m: not meaningful

Interest expense. Interest expense was $21.6 million for the three months ended March 31, 2019, a decrease of $2.9 million, or 11.9%, compared to $24.5 million for the three months ended March 31, 2018. In connection with the IPO, we used the net proceeds from the equity offering and the 2018 Senior Secured Term Loan A Facility to pay in full our 2015 Senior Secured Term Loan B Facility with a principal balance of $806.9 million. The 2018 Senior Secured Term Loan A Facility entered into during the first quarter of 2018, carried a principal balance of $475 million as of March 31, 2018. During the fourth quarter of 2018, we refinanced our 2018 Senior Secured Term Loan A, reducing our interest rate and moving the term loan to unsecured. The result of extinguishing the 2015 Senior Secured Term Loan B, and refinancing the 2018 Senior Unsecured Term Loan A contributed to the overall decrease in interest expense period-over-period. Additionally, interest expense decreased due to the extinguishment and early-prepayment of the ANZ Loans and 2010 CMBS during the fourth quarter of 2018, both of which incurred interest during the first quarter of 2018.
Interest income. Interest income of $1.0 million for the three months ended March 31, 2019 was substantially higher when compared to the amount reported for three months ended March 31, 2018. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. The increase in interest income is driven by a higher average cash balance period-over-period, paired with a higher interest rate of 2.4% earned during the first quarter of 2019 as compared to 1.4% during the first quarter of 2018.
Foreign currency exchange gain. We reported a foreign currency exchange gain of $0.1 million for the three months ended March 31, 2019 as compared to a $0.7 million foreign currency exchange gain for the three months ended March 31, 2018. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the first quarter of 2018 as the U.S. dollar strengthened against the Australian dollar during the three months ended March 31, 2018. This intercompany loan was refinanced in December 2018, and the Company entered into a cross-currency swap, eliminating foreign currency exchange gain/loss on the intercompany loan in future periods. The resulting foreign currency exchange gain for the first quarter of 2019 stems from other immaterial foreign currency denominated transactions.
Income Tax (Expense) Benefit
Income tax expense for the three months ended March 31, 2019 was $0.5 million, which represented a change of $0.6 million from an income tax benefit of $0.1 million for the three months ended March 31, 2018. This change was driven by higher taxable income generated by our foreign and domestic operations.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-offering related equity issuance expenses, stock-based compensation expense for the IPO retention grants, severance, reduction in workforce costs and equity acceleration, acquisition, diligence and integration related costs, litigation and other related settlements, loss on debt extinguishment and modification, and foreign currency exchange gain or loss. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

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

FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table above reconciles FFO, Core FFO and Adjusted FFO to net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO

	Three Months Ended March 31,
	2019	2018
Net loss	$(4,629)	$(8,639)
Adjustments:
Real estate related depreciation and depletion	22,665	22,174
Net loss on sale of depreciable real estate	138	—
Impairment charges on certain real estate assets	12,555	—
Real estate depreciation on China JV	289	270
NAREIT Funds from operations	31,018	13,805
Less distributions on preferred shares of beneficial interest	—	(1,817)
NAREIT Funds from operations applicable to common shareholders	$31,018	$11,988
Adjustments:
Net gain on sale of non-real estate assets	(118)	(148)
Non-offering related equity issuance expenses (a)	1,511	1,245
Acquisition, diligence and integration costs (b)	1,441	—
Stock-based compensation expense, IPO grants	607	965
Severance, reduction in workforce costs, and equity acceleration (c)	4,294	11
Terminated site operations costs (d)	338	—
Litigation and other related settlement costs (e)	910	—
Loss on debt extinguishment and modification	—	21,385
Foreign currency exchange gain	(60)	(680)
Core FFO applicable to common shareholders	$39,941	$34,766
Adjustments:
Amortization of deferred financing costs, debt discount and pension withdrawal liability	1,456	1,674
Amortization of below/above market leases	38	38
Straight-line net rent	(137)	(5)
Deferred income taxes benefit	(1,060)	(1,156)
Stock-based compensation expense, excluding IPO grants	2,032	3,553
Non-real estate depreciation and amortization	7,431	7,234
Non-real estate depreciation and amortization on China JV	102	156
Recurring maintenance capital expenditures (f)	(5,487)	(6,383)
Adjusted FFO applicable to common shareholders	$44,316	$39,877

(a)	Represents one-time costs and professional fees associated with secondary offerings on behalf of selling shareholders and non-offering related expenses in connection with the IPO in 2018.

(b)
Represents costs associated with M&A activity including: advisory, legal, accounting, valuation and other professional or consulting fees. Integration costs include pre- and post-acquisition costs of work performed to facilitate integration into the Company’s "Americold Operating System", information systems and processes. The majority of integration costs consist of professional service fees.

(c)
Represents certain contractual and negotiated severance and separation costs from exited former executives, reduction in workforce costs associated with exiting or selling non-strategic warehouses, and accelerated expense for stock awards that vest in advance of the original vesting date due to executive termination and trustee resignation.

(d)
Represents repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our statement of operations.

(e)	Represents costs associated with material litigation charges including professional service fees and settlement amounts.

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

We also calculate our Core EBITDA as EBITDAre further adjusted for impairment charges on intangible and long-lived assets, gain or loss on depreciable real property asset disposals, severance, reduction in workforce costs and equity acceleration, non-offering related equity issuance expenses, acquisition, diligence and integration related costs, litigation and other related settlements, loss on debt extinguishment and modification, stock-based compensation expense, foreign currency exchange gain or loss, loss on partially owned entities, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2019	2018
Net loss	$(4,629)	$(8,639)
Adjustments:
Depreciation, depletion and amortization	30,096	29,408
Interest expense	21,576	24,495
Income tax expense (benefit)	488	(89)
Adjustment to reflect share of EBITDAre of partially owned entities	615	557
NAREIT EBITDAre	$48,146	$45,732
Adjustments:
Severance, reduction in workforce costs, and equity acceleration(d)	4,294	11
Terminated site operations cost	338	—
Non-offering related equity issuance expenses (a)	1,511	1,245
Acquisition, diligence, and integration costs (b)	1,441	—
Litigation and other related settlement costs (c)	910	—
Loss from investments in partially owned entities	(122)	139
Impairment of inventory and long-lived assets	12,555	—
Gain on foreign currency exchange	(60)	(680)
Stock-based compensation expense	2,639	4,518
Loss on debt extinguishment and modification	—	21,385
Loss (gain) on other asset disposals	20	(137)
Reduction In EBITDAre from partially owned entities	(615)	(557)
Core EBITDA	$71,057	$71,656

(a)	Represents one-time costs and professional fees associated with secondary offerings on behalf of selling shareholders and non-offering related expenses in connection with the IPO in 2018.

(b)
Represents costs associated with M&A activity including: advisory, legal, accounting, valuation and other professional or consulting fees. Integration costs include pre- and post-acquisition costs of work performed to facilitate integration into the Company’s AOS, information systems and processes. The majority of integration costs consist of professional service fees.

(c)	Represents costs associated with material litigation including professional service fees and settlement amounts.

(d)
Represents certain contractual and negotiated severance and separation costs from exited former executives, reduction in workforce costs associated with exiting or selling non-strategic warehouses, and accelerated expense for stock awards that vest in advance of the original vesting date due to executive termination and trustee resignation.

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

Our Parent Company is a well-known seasoned issuer with an effective shelf registration statement filed on February 25, 2019, which allows our Parent Company to register an unspecified amount of common shares. As circumstances warrant, our Parent Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would generally be contributed to our Operating Partnership in exchange for additional equity interests in our Operating Partnership. Our Operating Partnership may use the proceeds to acquire additional properties, to fund development opportunities and for general working capital purposes, including potentially for the repurchase, redemption or retirement of outstanding debt or equity securities.

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
As a result of this distribution requirement, our operating partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our Parent Company may need to continue to raise capital in the debt and equity markets to fund our operating partnership’s working capital needs, as well as potential developments in new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, our Parent Company may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our Parent Company’s REIT status.
Our Parent Company declared the following dividends on its common and preferred shares during the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

Three Months Ended March 31, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$28,218	$—	$28,218	$—
December(a)				(127)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January				7	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	—	—	—
		$30,235		$28,098

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

Three Months Ended March 31, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
		$21,436		$21,377

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last Participating and Fixed Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

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
Our bad debt expense was $0.4 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we maintained bad debt allowances of approximately $6.1 million, which we believed to be adequate.

Distributions
All distributions on our units are at the discretion of our Parent Company's Board of Trustees. During the three months ended March 31, 2019 and 2018, our operating partnership declared and paid the following distributions (in thousands):

Three Months Ended March 31, 2019
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January	$—	$28,098
March/April	30,235	—
	$30,235	$28,098

Three Months Ended March 31, 2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
January (b)	5,750	5,750
March/April	20,145	—
	$29,137	$8,992

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

(b)
Distribution was paid to Parent for payment of underwriters' costs in conjunction with the offering completed in the respective quarter, and for conversion of Series A Preferred shares in connection with the IPO.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of March 31, 2019 and December 31, 2018.

	Stated maturity date	Contractual interest rate (1)	Effective interest rate (2) as of March 31, 2019
				Outstanding principal amount at
Indebtedness				March 31, 2019	December 31, 2018
				(In thousands)
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	186,327	187,957
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				288,327	289,957

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	200,000
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	400,000
Total Senior Unsecured Notes				600,000	600,000

2018 Senior Unsecured Term Loan A Facility (1)	1/2023	L+1.45%	4.38%	475,000	475,000
Total principal amount of mortgage notes, unsecured senior and term loans				1,363,327	1,364,957
Less deferred financing costs				(12,946)	(13,666)
Less debt discount				(261)	(277)
Total mortgage notes, unsecured senior notes and term loans, net of deferred financing costs and debt discount				$1,350,120	$1,351,014

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+1.45%	0.35%	$—	$—

(1)	References in this table to L are references to one-month LIBOR.

(2)
The effective interest rate includes effects of amortization of the deferred financing costs and debt discount. The weighted average effective interest rate for total debt was 5.10% and 5.04% as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019, $4.9 million of unamortized debt issuance costs related to the revolving credit facility is included in "Other assets" in the accompanying condensed consolidated balance sheet.

Our 2018 Senior Secured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At March 31, 2019, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $3.2 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $1.9 billion.
Our 2018 Senior Unsecured Revolving Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, our 2018 Senior Secured Credit Facilities contain certain financial covenants, as defined in the credit agreement, including:

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
Our 2018 Recast Credit Facility is fully recourse to our operating partnership. As of March 31, 2019, the Company was in compliance with all debt covenants.
There were $29.2 million and $29.6 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of March 31, 2019 and December 31, 2018, respectively.
$200 million Senior Unsecured 4.68% Notes due 2026 and $400 million Senior Unsecured 4.86% Notes due 2029

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
• a maximum total secured indebtedness ratio of less than 0.40 to 1.00
2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322 million, which we refer to as the 2013 Mortgage Loans. The debt consists of a senior debt note and two mezzanine notes. The components are cross-collateralized and cross-defaulted. The senior debt note requires monthly principal payments. The mezzanine notes require no principal payments until the stated maturity date in May 2023. The interest rates on the notes are fixed and range from 3.81% to 11.50% per annum. The senior debt note and the two mezzanine notes remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance certain of the 2006 Mortgage Loans, acquire two warehouses, and fund general corporate purposes.
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of March 31, 2019 was 1.72x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.
Debt Covenants

Our senior unsecured credit facility, the senior unsecured notes, and mortgage loan require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and our ability to enter into certain types of transactions or exposures in the normal course of business. As of March 31, 2019, we were in compliance with all debt covenants.
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

Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$4,485	$5,809
Personal property	171	252
Information technology	831	322
Total recurring maintenance capital expenditures	$5,487	$6,383

Total recurring maintenance capital expenditures per cubic foot	$0.006	$0.007

Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$5,309	$5,197
Personal property	7,896	7,992
Total repair and maintenance expenses	$13,205	$13,189

Repair and maintenance expenses per cubic foot	$0.014	$0.014
External Growth, Expansion and Development Capital Expenditures
External growth expenditures represent asset acquisitions or business combinations. Expansion and development capital expenditures are capitalized investments made to support both our customers and, our warehouse expansion and development initiatives. It also includes investments in enhancing our information technology platform. Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions, acquisitions of reusable incremental material handling equipment, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, rapid-close doors and alternative-power generation technologies. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality.
The acquisition completed during the first quarter of 2019 relates to PortFresh Holdings, LLC, located in Savannah, Georgia and substantially consisted of Land, Building and Improvements and Machinery and Equipment. The decrease in expansion and development expenditures can be attributed to the reduction in construction activity and acquisition when comparing period over period. The reduction in construction activity is primarily due to two buildings being constructed in the first quarter of 2018 compared to the one building in the first quarter of 2019. In the first quarter of 2018, Middleboro and Rochelle were under construction. In the first quarter of 2019, only Rochelle is under construction. The Company acquired land in conjunction with the acquisition of PortFresh Holdings LLC, which it intends to develop into a new site. The construction phase of this project is not expected to begin until the second quarter of 2019.
The following table sets forth our external growth, expansion and development and capital expenditures for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Acquisitions	$39,523	$—
Expansion and development initiatives	10,415	18,236
Information technology	722	800
Total growth and expansion capital expenditures	$50,660	$19,036

Future Sources and Uses of Cash
On April 22, 2019 we completed a follow-on offering of 50,312,500 common shares (including 6,562,500 common shares issued in connection with the underwriters’ exercise of their option to purchase additional common shares) for net proceeds of approximately $1.21 billion. In addition, pursuant to a forward sale agreement (the “Forward Sale Agreement”) entered into on April 16, 2019, the forward purchaser under the Forward Sale Agreement borrowed and sold to the underwriters in the public offering an additional 8,250,000 common shares. On May 1, 2019, we completed the acquisition of Cloverleaf Cold Storage from Cloverleaf management and an investor group led by a private equity firm in a transaction valued at approximately $1.26 billion, which was funded with net proceeds from our follow-on public offering, together with available cash and cash drawn on our senior unsecured revolving credit facility. Additionally, on May 1, 2019, we completed the acquisition of Lanier Cold Storage for $82 million with cash drawn on our senior unsecured revolving credit facility. On May 7, 2019, we completed a debt private placement of $350 million senior unsecured notes with a coupon of 4.10% and a term of 10.7 years. The notes will be general unsecured senior obligations of the operating partnership and are guaranteed by the Company and the subsidiaries of the Company. The Company expects to apply a portion of the proceeds of the transaction to repay funds drawn on the revolving credit facility in connection with the previously discussed acquisitions, general corporate purposes and expansion and development projects.

Historical Cash Flows

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$53,012	$50,247
Net cash used in investing activities	$(58,705)	$(27,919)
Net cash (used in) provided by financing activities	$(29,109)	$121,201
Operating Activities
For the three months ended March 31, 2019, our net cash provided by operating activities was $53.0 million, an increase of $2.8 million, or 5.5%, compared to $50.2 million for the three months ended March 31, 2018. This change is mainly attributable to an increase in total segment contribution of $1.4 million.
Investing Activities

Our net cash used in investing activities was $58.7 million for the three months ended March 31, 2019 compared to $27.9 million for the three months ended March 31, 2018. Cash used in the acquisition of real estate was $35.9 million for the first quarter of 2019 related to the purchase of PortFresh Holdings, LLC. No acquisitions of real estate occurred during the first quarter of 2018. Additions to property, plant, and equipment were $24.9 million and $28.3 million for the three months ended March 31, 2019 and 2018, respectively. These cash outflows were partially offset by the $2.0 million return of investment in a joint venture during the first quarter of 2019.
Financing Activities
Net cash used in financing activities was $29.1 million for the three months ended March 31, 2019 compared to net cash provided by financing activities of $121.2 million for the three months ended March 31, 2018. Cash used in financing activities for the current period primarily consisted of $1.6 million of repayments on mortgage notes, $3.4 million of repayments on lease obligations, $1.6 million paid for tax withholdings remitted to authorities related to stock options exercised, and $28.1 million of quarterly dividend distributions paid. These cash outflows were partially offset by $5.6 million in proceeds from stock options exercised.
Net cash provided by financing activities was $121.2 million for the three months ended March 31, 2018 and primarily consisted of $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, and $493.6 million net proceeds from the IPO. These cash inflows were partially offset by $806.9 million paid to extinguish our Senior Secured Term Loan B facility, $50.0 million prepayment on our Senior Secured Term Loan A Facility, $28.5 million of repayments on mortgage notes, construction loans and lease obligations, $8.7 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, and $3.2 million of stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of March 31, 2019, we had $475 million of outstanding variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR plus a margin up to 1.45%. $100 million of this debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. After incorporating the effects of the interest rate swap, our outstanding variable rate debt is $375 million. At March 31, 2019, one-month LIBOR was at approximately 2.49%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $3.8 million. A 100 basis point decrease in market interest rates would also result in a $3.8 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2019 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018, is hereby incorporated by reference in this Report on Form
10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures (Americold Realty Trust)
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we adopted ASU 2016-02 effective January 1, 2019. In connection with the adoption of ASU 2016-02, we implemented a new lease accounting system and also redesigned certain processes and controls pertaining to our lease portfolio. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Controls and Procedures (Americold Realty Operating Partnership, L.P.)
In accordance with Rule 13a-15(b) of the Exchange Act, the Operating Partnership's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we adopted ASU 2016-02 effective January 1, 2019. In connection with the adoption of ASU 2016-02, we implemented a new lease accounting system and also redesigned certain processes and controls pertaining to our lease portfolio. There were no other changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See Note 17 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding legal proceedings in which we are involved.
Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes in our risk factors from those previously disclosed in our Annual Report other than as set forth below. You should carefully consider the risks described in our Annual Report and below, which could materially affect our business, financial condition or operating results.
Risks Related to the Cloverleaf Acquisition

The Cloverleaf Acquisition may not achieve its intended benefits or may disrupt our plans and operations.
The Cloverleaf Acquisition is a significant acquisition for us, and there can be no assurance that we will be able to successfully integrate Cloverleaf with our business or otherwise realize the expected benefits of the Cloverleaf Acquisition. Cloverleaf acquired Zero Mountain on March 1, 2019, and Cloverleaf’s integration of Zero Mountain is ongoing, which may present additional costs and challenges to us in our integration of Cloverleaf. Our ability to realize the anticipated benefits of the Cloverleaf Acquisition will depend, to a large extent, on our ability to integrate Cloverleaf with our business. The combination of two independent businesses may be a complex, costly and time-consuming process. Our business may be negatively impacted following the Cloverleaf Acquisition if we are unable to effectively manage our expanded operations. The integration process will require significant time and focus from our management team following the Cloverleaf Acquisition and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the Cloverleaf Acquisition could disrupt our current plans and operations, which could delay the achievement of our strategic objectives.
The expected synergies and operating efficiencies of the Cloverleaf Acquisition may not be fully realized, which could result in increased costs and/or lower revenues and have a material adverse effect on us. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, among other potential adverse consequences. The risks of combining our operations of the businesses include, among others:

•	we may have underestimated the costs to make any necessary improvements to Cloverleaf’s properties;

•	Cloverleaf’s properties may be subject to reassessment, which may result in higher than expected tax payments;

•	market conditions may result in higher than expected vacancy rates and lower than expected storage rates;

•	we may face difficulties in integrating Cloverleaf’s employees and in attracting and retaining key personnel;

•
we may face difficulties in the pursuit of expansion and development opportunities, resulting in higher costs or an inability to complete the identified expansions of Cloverleaf in a timely manner, or at all;

•	encroachments by certain Cloverleaf properties over existing easements may result in costs to correct such encroachments if challenged by easement holders; and

•	we may face challenges in keeping existing Cloverleaf customers or transitioning our existing customers to Cloverleaf facilities, which could adversely impact interconnection revenue.
Additionally, over the past year or so, there has been significant appreciation in the market price for temperature-controlled warehouses. There can be no assurance that the market price for temperature-controlled warehouses will be sustained or continue to appreciate. Any decline in the market prices for temperature-controlled warehouses, including for the warehouses that we are acquiring in the Cloverleaf Acquisition, could materially and adversely affect us.
Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of our management’s time and focus, which could have a material adverse effect on us. In addition, even if our operations are integrated successfully with Cloverleaf’s, we may not realize the full benefits of the Cloverleaf Acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the Cloverleaf Acquisition, and/or negatively impact the market price of our common shares.

We may be subject to unknown or contingent liability related to Cloverleaf for which we may have no or limited recourse against the sellers to us.
Cloverleaf may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers to us. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with Cloverleaf, tax liabilities and other liabilities, whether incurred in the ordinary course of business or otherwise. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with Cloverleaf may exceed our expectations, which may materially and adversely affect us.
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

AMERICOLD REALTY TRUST
(Registrant)

Date:	May 10, 2019	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)