Form 10-Q
period 2019-06-30
AMERICOLD REALTY TRUST
filed 2019-08-09
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit such files).

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

Americold Realty Trust	Yes ☐	No ☐	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Americold Realty Trust	Yes ☐	No ☒	Americold Realty Operating Partnership, L.P.	Yes ☐	No ☒
Securities registered pursuant to Section 12(b) of the Act:
Americold Realty Trust:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange (NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Americold Realty Trust:

Class	Outstanding at August 6, 2019
Common Stock, $0.01 par value per share	191,659,250

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of Americold Realty Trust and Americold Realty Operating Partnership, L.P. As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” “our Company” and “the Company” refer to Americold Realty Trust, a Maryland real estate investment trust, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our operating partnership” or “the operating partnership.”

The operating partnership is voluntarily co-filing its quarterly report with the Company because the operating partnership anticipates that it may register one or more classes of securities in the future and will thus become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of June 30, 2019 and for each of the periods ended December 31, 2018 and 2017, and June 30, 2018, the sole general partner, Americold Realty Trust, held 99% of the partnership units of our operating partnership, and the limited partner, Americold Realty Operations, Inc., a wholly-owned subsidiary of Americold Realty Trust, held 1% of the partnership units of our operating partnership.

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

There are a few differences between our Company and our operating partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our Company and our operating partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust is a real estate investment trust, or REIT, whose only material asset is its ownership of partnership interests of Americold Realty Operating Partnership, L.P. As a result, Americold Realty Trust does not conduct business itself, other than acting as the sole general partner and substantial-majority indirect limited partner of Americold Realty Operating Partnership, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries. Americold Realty Trust itself has not issued any indebtedness but guarantees certain of the debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries and affiliates, as disclosed in this report. Americold Realty Operating Partnership, L.P. holds substantially all the assets of the Company and holds the ownership interests in the Company’s joint ventures. Americold Realty Operating Partnership, L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to Americold Realty Operating Partnership, L.P. in exchange for partnership units, Americold Realty Operating Partnership, L.P. generates the capital required by the Company’s business through Americold Realty Operating Partnership, L.P.’s operations, or by Americold Realty Operating Partnership, L.P.’s direct or indirect incurrence of indebtedness.

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
This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the operating partnership in order to establish that the Chief Executive Officer and Chief Financial Officer of each entity has made the requisite certification and that the Company and the operating partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Exchange Act and 18 U.S.C. §1350.

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

•
our failure to realize the intended benefits from our recent acquisitions including synergies, or disruptions to our plans and operations or unknown or contingent liabilities related to our recent acquisitions;

•
our failure to successfully integrate and operate acquired or developed properties or businesses, including but not limited to: Cloverleaf Cold Storage, Lanier Cold Storage and PortFresh Holdings, LLC;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	our operating partnership’s failure to qualify as a partnership for federal income tax purposes;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	losses in excess of our insurance coverage;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	risks related to joint venture investments, including as a result of our lack of control of such investments;

•	changes in foreign currency exchange rates;

•	the potential dilutive effect of our common share offerings;

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares; and

•
risks related to our forward sale agreement entered into with Bank of America, N.A. in September 2018, or the 2018 forward sale agreement, and our forward sale agreement entered into with Bank of America, N.A. in April 2019, or the 2019 forward sale agreement, including substantial dilution to our earnings per share or substantial cash payment obligations.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2019	December 31, 2018
Assets
Property, plant, and equipment:
Land	$516,874	$385,232
Buildings and improvements	2,591,532	1,849,749
Machinery and equipment	770,336	577,175
Assets under construction	118,375	85,983
	3,997,117	2,898,139
Accumulated depreciation and depletion	(1,157,430)	(1,097,624)
Property, plant, and equipment – net	2,839,687	1,800,515

Operating lease right-of-use assets	75,849	—
Accumulated depreciation-operating leases	(10,411)	—
Operating leases-net	65,438	—

Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	67,188	49,276
	78,415	60,503
Accumulated depreciation- financing leases	(23,967)	(21,317)
Financing leases – net	54,448	39,186

Cash and cash equivalents	320,805	208,078
Restricted cash	6,441	6,019
Accounts receivable – net of allowance of $4,946 and $5,706 at June 30, 2019 and December 31, 2018, respectively	208,978	194,279
Identifiable intangible assets – net	275,363	25,056
Goodwill	300,007	186,095
Investments in partially owned entities	12,788	14,541
Other assets	78,502	58,659
Total assets	$4,162,457	$2,532,428

Liabilities and shareholders’ equity
Liabilities:
Accounts payable and accrued expenses	287,691	253,080
Mortgage notes, senior unsecured notes, term loan and notes payable - net of unamortized deferred financing costs of $14,499 and $13,943, in the aggregate, at June 30, 2019 and December 31, 2018, respectively	1,710,523	1,351,014
Sale-leaseback financing obligations	117,420	118,920
Financing lease obligations	55,292	40,787
Operating lease obligations	68,428	—
Unearned revenue	18,805	18,625
Pension and postretirement benefits	17,135	16,317
Deferred tax liability - net	22,669	17,992
Multi-Employer pension plan withdrawal liability	8,837	8,938
Total liabilities	2,306,800	1,825,673
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 191,634,460 and 148,234,959 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,916	1,482
Paid-in capital	2,577,888	1,356,133
Accumulated deficit and distributions in excess of net earnings	(707,170)	(638,345)
Accumulated other comprehensive loss	(16,977)	(12,515)
Total shareholders’ equity	1,855,657	706,755
Total liabilities and shareholders’ equity	$4,162,457	$2,532,428

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rent, storage, and warehouse services	$338,231	$287,712	$627,846	$574,229
Third-party managed services	61,515	65,755	125,651	129,632
Transportation services	36,492	38,889	73,588	77,234
Other	2,222	2,311	4,454	4,714
Total revenues	438,460	394,667	831,539	785,809
Operating expenses:
Rent, storage, and warehouse services cost of operations	224,414	196,877	423,210	393,824
Third-party managed services cost of operations	58,711	61,896	119,588	121,995
Transportation services cost of operations	32,286	35,303	65,026	70,054
Cost of operations related to other revenues	1,930	2,391	3,918	4,448
Depreciation, depletion and amortization	40,437	29,051	70,533	58,459
Selling, general and administrative	32,669	27,750	63,786	55,857
Acquisition, litigation, and other	17,964	(268)	26,457	3,574
Loss (gain) from sale of real estate	34	(8,384)	34	(8,384)
Impairment of long-lived assets	930	747	13,485	747
Total operating expenses	409,375	345,363	786,037	700,574

Operating income	29,085	49,304	45,502	85,235

Other income (expense):
(Loss) income from investments in partially owned entities	(68)	252	54	112
Interest expense	(24,098)	(22,929)	(45,674)	(47,424)
Bridge loan commitment fees	(2,665)	—	(2,665)	—
Interest income	2,405	1,109	3,408	1,733
Loss on debt extinguishment and modifications	—	—	—	(21,385)
Foreign currency exchange (loss) gain, net	(83)	1,511	(23)	2,191
Other (expense) income, net	(591)	33	(758)	89
Income (loss) before income tax (expense) benefit	3,985	29,280	(156)	20,551
Income tax (expense) benefit:
Current	(2,446)	(1,323)	(3,994)	(2,390)
Deferred	3,352	1,449	4,412	2,605
Total income tax benefit	906	126	418	215

Net income	$4,891	$29,406	$262	$20,766
Less distributions on preferred shares of beneficial interest - Series A	—	—	—	(1)
Less distributions on preferred shares of beneficial interest - Series B	—	—	—	(1,817)
Net income attributable to common shares of beneficial interest	$4,891	$29,406	$262	$18,948

Weighted average common shares outstanding – basic	182,325	143,499	165,869	133,965
Weighted average common shares outstanding – diluted	186,117	146,474	169,305	136,737

Net income per common share of beneficial interest - basic	$0.03	$0.20	$0.00	$0.13
Net income per common share of beneficial interest - diluted	$0.03	$0.20	$0.00	$0.14
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,891	$29,406	$262	$20,766
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	527	498	1,051	997
Change in unrealized net loss on foreign currency	(2,257)	(4,723)	(1,036)	(6,196)
Unrealized (loss) gain on cash flow hedge derivatives	(1,763)	204	(4,477)	240
Other comprehensive loss	(3,493)	(4,021)	(4,462)	(4,959)

Total comprehensive income (loss)	$1,398	$25,385	$(4,200)	$15,807

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net loss	—	—	—	(4,629)	—	(4,629)
Other comprehensive loss	—	—	—	—	(2,832)	(2,832)
Distributions on common shares of beneficial interest	—	—	—	(30,235)	—	(30,235)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	2,625	—	—	2,625
Share-based compensation expense (modification and acceleration of equity awards)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	897,849	9	3,965	—	—	3,974
Other	—	—	—	(88)	1,863	1,775
Balance - March 31, 2019	149,132,808	$1,491	$1,365,767	$(673,297)	$(13,484)	$680,477
Net income	—	—	—	4,891	—	4,891
Other comprehensive loss	—	—	—	—	(4,476)	(4,476)
Distributions on common shares of beneficial interest	—	—	—	(38,764)	—	(38,764)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	3,171	—	—	3,171
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	439,152	4	2,323	—	—	2,327
Issuance of common shares	42,062,500	421	1,206,627	—	—	1,207,048
Other	—	—	—	—	983	983
Balance - June 30, 2019	191,634,460	$1,916	$2,577,888	$(707,170)	$(16,977)	$1,855,657

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net loss	—	—	—	—	—	(8,640)	—	(8,640)
Other comprehensive loss	—	—	—	—	—	—	(938)	(938)
Redemption and distributions on preferred shares of beneficial interest – Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(21,436)	—	(21,436)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	1,839	—	—	1,839
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,600	—	—	2,600
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	125,763	1	(260)	—	—	(259)
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	33,350,000	334	484,571	—	—	484,905
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Balance - March 31, 2018	—	$—	142,513,448	$1,425	$1,255,094	$(613,364)	$(1,168)	$641,987
Net loss	—	—	—	—	—	29,406	—	29,406
Other comprehensive loss	—	—	—	—	—	—	(4,021)	(4,021)
Distributions on common shares	—	—	—	—	—	(27,250)	—	(27,250)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,256	—	—	2,256
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	(559)	—	—	(559)
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	945,604	10	988	—	—	998
Balance - June 30, 2018	—	$—	143,459,052	$1,435	$1,257,779	$(611,208)	$(5,189)	$642,817

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions declared per common share of beneficial interest	$0.2126	$0.1891	$0.4160	$0.3620
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income attributable to Americold Realty Trust	$262	$20,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70,533	58,459
Amortization of deferred financing costs and pension withdrawal liability	2,978	3,230
Amortization of above/below market leases	76	76
Loss on debt extinguishment and modification, non-cash	—	21,105
Foreign exchange loss (gain)	23	(2,191)
Income from investments in partially owned entities	(54)	(112)
Share-based compensation expense	5,810	4,142
Share-based compensation expense (modification and acceleration of equity awards)	3,044	2,042
Deferred income tax benefit	(4,412)	(2,605)
Loss (gain) from sale of real estate	34	(8,384)
Loss (gain) on other asset disposals	189	(308)
Impairment of long-lived assets	13,485	747
Provision for doubtful accounts receivable	622	360
Changes in operating assets and liabilities:
Accounts receivable	3,287	15,548
Accounts payable and accrued expenses	(23,883)	(34,357)
Other	7,841	(1,631)
Net cash provided by operating activities	79,835	76,887
Investing activities:
Return of investment in joint venture	2,000	—
Proceeds from the sale of property, plant, and equipment	822	18,104
Business combinations, net of cash acquired	(1,323,265)	—
Acquisitions of property, plant, and equipment, net of cash acquired	(35,923)	—
Additions to property, plant, and equipment	(98,428)	(65,039)
Net cash used in investing activities	(1,454,794)	(46,935)
Financing activities:
Redemption and distributions paid on preferred shares of beneficial interest – Series A	—	(134)
Distributions paid on preferred shares of beneficial interest – Series B	—	(1,817)
Distributions paid on common shares	(58,206)	(21,377)
Proceeds from stock options exercised	9,647	7,524
Share purchases for taxes, net of proceeds from employee share-based transactions	(3,570)	(7,021)
Proceeds from revolving line of credit	100,000	—
Repayment on revolving line of credit	(100,000)	—
Payment of underwriters' costs	—	(5,750)
Reimbursement of underwriters' costs	—	5,750
Repayment of sale-leaseback financing obligations	(1,500)	(1,227)
Repayment of financing lease obligations	(5,838)	(4,796)
Payment of debt issuance costs	(2,025)	(8,727)
Repayment of term loan, mortgage notes, notes payable and construction loans	(7,113)	(889,454)
Proceeds from term loan	—	525,000
Proceeds from issuance of senior unsecured notes	350,000	—
Net proceeds from initial public offering	—	493,557
Net proceeds from follow-on public offering	1,206,627	—
Proceeds from construction loans	—	1,097
Net cash provided by financing activities	1,488,022	92,625
Net increase in cash, cash equivalents and restricted cash	113,063	122,577
Effect of foreign currency translation on cash, cash equivalents and restricted cash	86	(1,765)
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963
End of period	$327,246	$190,775

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Six Months Ended June 30,
Supplemental disclosures of cash flows information:	2019	2018
Acquisition of fixed assets under financing lease obligations	$20,215	$5,564
Acquisition of fixed assets under operating lease obligations	$8,117	$—
Interest paid – net of amounts capitalized	$26,188	$43,954
Income taxes paid – net of refunds	$2,975	$4,545
Acquisition of property, plant, and equipment on accrual	$20,886	$15,118

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of June 30,
	2019	2018
Cash and cash equivalents	$320,805	$153,200
Restricted cash	6,441	37,575
Total cash, cash equivalents and restricted cash	$327,246	$190,775

	As of June 30,
Allocation of purchase price of property, plant and equipment to:	2019	2018
Investments in land, building and improvements	$31,561	$—
Machinery and equipment	3,410	—
Assembled workforce	351	—
Other assets	601	—
Cash paid for acquisition of property, plant and equipment	$35,923	$—

	As of June 30,
	2019	2018
Allocation of purchase price to business combinations:
Land	$63,463	$—
Building and improvements	724,756	—
Machinery and equipment	170,339	—
Assets under construction	20,968	—
Operating lease right-of-use assets	1,254	—
Cash and cash equivalents	4,977	—
Accounts receivable	22,761	—
Goodwill	113,806	—
Acquired identifiable intangibles:
Customer relationships	250,989	—
Trade names and trademarks	1,623	—
Other assets	18,802	—
Accounts payable and accrued expenses	(32,444)	—
Notes payable	(17,179)	—
Operating lease obligations	(1,254)	—
Unearned revenue	(3,536)	—
Pension and postretirement benefits	(2,020)	—
Deferred tax liability	(9,063)	—
Total consideration	$1,328,242	$—

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per unit amounts)
	June 30,	December 31,
	2019	2018
Assets
Property, plant, and equipment:
Land	$516,874	$385,232
Buildings and improvements	2,591,532	1,849,749
Machinery and equipment	770,336	577,175
Assets under construction	118,375	85,983
	3,997,117	2,898,139
Accumulated depreciation and depletion	(1,157,430)	(1,097,624)
Property, plant, and equipment – net	2,839,687	1,800,515

Operating lease right-of-use assets	75,849	—
Accumulated depreciation-operating leases	(10,411)	—
Operating leases-net	65,438	—

Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	67,188	49,276
	78,415	60,503
Accumulated depreciation- financing leases	(23,967)	(21,317)
Financing leases – net	54,448	39,186

Cash and cash equivalents	320,805	208,078
Restricted cash	6,441	6,019
Accounts receivable – net of allowance of $4,946 and $5,706 at June 30, 2019 and December 31, 2018, respectively	208,978	194,279
Identifiable intangible assets – net	275,363	25,056
Goodwill	300,007	186,095
Investments in partially owned entities	12,788	14,541
Other assets	78,502	58,659
Total assets	$4,162,457	$2,532,428

Liabilities and partners' capital
Liabilities:
Accounts payable and accrued expenses	287,691	253,080
Mortgage notes, senior unsecured notes, term loan and notes payable - net of unamortized deferred financing costs of $14,499 and $13,943, in the aggregate, at June 30, 2019 and December 31, 2018, respectively	1,710,523	1,351,014
Sale-leaseback financing obligations	117,420	118,920
Financing lease obligations	55,292	40,787
Operating lease obligations	68,428	—
Unearned revenue	18,805	18,625
Pension and postretirement benefits	17,135	16,317
Deferred tax liability - net	22,669	17,992
Multi-Employer pension plan withdrawal liability	8,837	8,938
Total liabilities	2,306,800	1,825,673
Partners' capital:
General partner - 189,718,115 and 146,752,609 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,853,907	712,078
Limited partner - 1,916,345 and 1,482,350 units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	18,727	7,192
Accumulated other comprehensive loss	(16,977)	(12,515)
Total partners' capital	1,855,657	706,755
Total liabilities and partners' capital	$4,162,457	$2,532,428
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per unit amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rent, storage, and warehouse services	$338,231	$287,712	$627,846	$574,229
Third-party managed services	61,515	65,755	125,651	129,632
Transportation services	36,492	38,889	73,588	77,234
Other	2,222	2,311	4,454	4,714
Total revenues	438,460	394,667	831,539	785,809
Operating expenses:
Rent, storage, and warehouse services cost of operations	224,414	196,877	423,210	393,824
Third-party managed services cost of operations	58,711	61,896	119,588	121,995
Transportation services cost of operations	32,286	35,303	65,026	70,054
Cost of operations related to other revenues	1,930	2,391	3,918	4,448
Depreciation, depletion and amortization	40,437	29,051	70,533	58,459
Selling, general and administrative	32,669	27,750	63,786	55,857
Acquisition, litigation, and other	17,964	(268)	26,457	3,574
Impairment of long-lived assets	930	747	13,485	747
Loss (gain) from sale of real estate, net	34	(8,384)	34	(8,384)
Total operating expenses	409,375	345,363	786,037	700,574

Operating income	29,085	49,304	45,502	85,235

Other (expense) income:
(Loss) income from partially owned entities	(68)	252	54	112
Interest expense	(24,098)	(22,929)	(45,674)	(47,424)
Bridge loan commitment fees	(2,665)	—	(2,665)	—
Interest income	2,405	1,109	3,408	1,733
Loss on debt extinguishment and modifications	—	—	—	(21,385)
Foreign currency exchange (loss) gain, net	(83)	1,511	(23)	2,191
Other (expense) income, net	(591)	33	(758)	89
Income (loss) before income tax (expense) benefit	3,985	29,280	(156)	20,551
Income tax (expense) benefit:
Current	(2,446)	(1,323)	(3,994)	(2,390)
Deferred	3,352	1,449	4,412	2,605
Total income tax benefit	906	126	418	215

Net income attributable to the Partnership	$4,891	$29,406	$262	$20,766

General partners' interest in net income attributable to unitholders	$4,842	$29,112	$259	$20,558
Limited partners' interest in net income attributable to unitholders	$49	$294	$3	$208

General partner weighted average units outstanding	179,880	141,460	163,589	132,412
Limited partner weighted average units outstanding	1,817	1,429	1,652	1,337

General partners' net income per unit	$0.03	$0.21	$0.00	$0.16
Limited partners' net income per unit	$0.03	$0.21	$0.00	$0.16
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2018	2018
Net income attributable to Americold Realty Operating Partnership, L.P.	$4,891	$29,406	$262	$20,766
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	527	498	1,051	997
Change in unrealized net loss on foreign currency	(2,257)	(4,723)	(1,036)	(6,196)
Unrealized (loss) gain on cash flow hedge	(1,763)	204	(4,477)	240
Other comprehensive loss attributable to Americold Realty Operating Partnership, L.P.	(3,493)	(4,021)	(4,462)	(4,959)

Total comprehensive income (loss)	$1,398	$25,385	$(4,200)	$15,807

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Partners' Capital (Unaudited)
(In thousands, except units and per unit amounts)
	Limited Partners' Units	Limited Partners' Capital	General Partners' Units	General Partners' Capital	Accumulated Other Comprehensive Loss	Total Capital
Balance - December 31, 2018	1,482,350	$7,192	146,752,609	$712,078	$(12,515)	$706,755
Net loss	—	(46)	—	(4,583)	—	(4,629)
Other comprehensive loss	—	—	—	—	(2,832)	(2,832)
Distributions to parent	—	(302)	—	(29,933)	—	(30,235)
Share-based compensation expense	—	57	—	5,612	—	5,669
Contributions to partners' capital	8,978	40	888,871	3,934	—	3,974
Other	—	(1)	—	(87)	1,863	1,775
Balance - March 31, 2019	1,491,328	$6,940	147,641,480	$687,021	$(13,484)	$680,477
Net income	—	49	—	4,842	—	4,891
Other comprehensive loss	—	—	—		(4,476)	(4,476)
Distributions to parent	—	(388)	—	(38,376)	—	(38,764)
Share-based compensation expense	—	32	—	3,139	—	3,171
Contributions to partners' capital	425,017	12,094	42,076,635	1,197,281	—	1,209,375
Other	—	—	—	—	983	983
Balance - June 30, 2019	1,916,345	$18,727	189,718,115	$1,853,907	$(16,977)	$1,855,657

	Limited Partners' Units	Limited Partners' Capital	General Partners' Units	General Partners' Capital	Accumulated Other Comprehensive Loss	Total Capital
Balance - December 31, 2017	693,706	$1,860	68,676,903	$184,240	$(230)	$185,870
Net loss	—	(86)	—	(8,554)	—	(8,640)
Other comprehensive loss	—	—	—	—	(938)	(938)
Distributions to parent	—	(234)	—	(23,155)	—	(23,389)
Share-based compensation expense	—	42	—	4,137	—	4,179
Contributions to partners' capital	731,428	4,849	72,411,411	480,056	—	484,905
Balance - March 31, 2018	1,425,134	$6,431	141,088,314	$636,724	$(1,168)	$641,987
Net income	—	294	—	29,112	—	29,406
Other comprehensive loss	—	—	—	—	(4,021)	(4,021)
Distributions to parent	—	(272)	—	(26,978)	—	(27,250)
Share-based compensation expense	—	17	—	1,680	—	1,697
Contributions to partners' capital	9,456	10	936,148	988	—	998
Balance - June 30, 2018	1,434,590	$6,480	142,024,462	$641,526	$(5,189)	$642,817

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions declared per unit	$0.2133	$0.1899	$0.4176	$0.3226
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income attributable to Americold Realty Operating Partnership, L.P.	$262	$20,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	70,533	58,459
Amortization of deferred financing costs and pension withdrawal liability	2,978	3,230
Amortization of above/below market leases	76	76
Loss on debt extinguishment and modification, non-cash	—	21,105
Foreign exchange loss (gain)	23	(2,191)
Income from investments in partially owned entities	(54)	(112)
Share-based compensation expense	5,810	4,142
Share-based compensation expense (modification and acceleration of equity awards)	3,044	2,042
Deferred income tax benefit	(4,412)	(2,605)
Loss (gain) from sale of real estate	34	(8,384)
Loss (gain) on other asset disposals	189	(308)
Impairment of long-lived assets	13,485	747
Provision for doubtful accounts receivable	622	360
Changes in operating assets and liabilities:
Accounts receivable	3,287	15,548
Accounts payable and accrued expenses	(23,883)	(34,357)
Other	7,841	(1,631)
Net cash provided by operating activities	79,835	76,887
Investing activities:
Return of investment in joint venture	2,000	—
Proceeds from the sale of property, plant, and equipment	822	18,104
Business combinations, net of cash acquired	(1,323,265)	—
Acquisitions of property, plant, and equipment, net of cash acquired	(35,923)	—
Additions to property, plant, and equipment	(98,428)	(65,039)
Net cash used in investing activities	(1,454,794)	(46,935)
Financing activities:
Distributions to parent	(58,206)	(29,078)
Repayment of sale-leaseback financing obligations	(1,500)	(1,227)
Repayment of financing lease obligations	(5,838)	(4,796)
Payment of debt issuance costs	(2,025)	(8,727)
Repayment of term loan, mortgage notes, notes payable and construction loans	(7,113)	(889,454)
Proceeds from term loan	—	525,000
Proceeds from issuance of senior unsecured notes	350,000	—
Proceeds from construction loans	—	1,097
General partner contributions	1,212,704	499,810
Net cash provided by financing activities	1,488,022	92,625
Net increase in cash, cash equivalents and restricted cash	113,063	122,577
Effect of foreign currency translation on cash, cash equivalents and restricted cash	86	(1,765)
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963
End of period	$327,246	$190,775

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Six Months Ended June 30,
Supplemental disclosures of cash flows information:	2019	2018
Acquisition of fixed assets under financing lease obligations	$20,215	$5,564
Acquisition of fixed assets under operating lease obligations	$8,117	$—
Interest paid – net of amounts capitalized	$26,188	$43,954
Income taxes paid – net of refunds	$2,975	$4,545
Acquisition of property, plant, and equipment on accrual	$20,886	$15,118

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of June 30,
	2019	2018
Cash and cash equivalents	$320,805	$153,200
Restricted cash	6,441	37,575
Total cash, cash equivalents and restricted cash	$327,246	$190,775

	As of June 30,
Allocation of purchase price of property, plant and equipment to:	2019	2018
Investments in land, building and improvements	$31,561	$—
Machinery and equipment	3,410	—
Assembled workforce	351	—
Other assets	601	—
Cash paid for acquisition of property, plant and equipment	$35,923	$—

	As of June 30,
	2019	2018
Allocation of purchase price to business combinations:
Land	$63,463	$—
Building and improvements	724,756	—
Machinery and equipment	170,339	—
Assets under construction	20,968	—
Operating lease right-of-use assets	1,254	—
Cash and cash equivalents	4,977	—
Accounts receivable	22,761	—
Goodwill	113,806	—
Acquired identifiable intangibles:
Customer relationships	250,989	—
Trade names and trademarks	1,623	—
Other assets	18,802	—
Accounts payable and accrued expenses	(32,444)	—
Notes payable	(17,179)	—
Operating lease obligations	(1,254)	—
Unearned revenue	(3,536)	—
Pension and postretirement benefits	(2,020)	—
Deferred tax liability	(9,063)	—
Total consideration	$1,328,242	$—

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the operating partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the operating partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the operating partnership, owning 99% of the common general partnership interest as of June 30, 2019. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is the sole limited partner of the operating partnership, owning 1% of the common general partnership interests as of June 30, 2019. As the sole general partner of the operating partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the operating partnership.
The operating partnership includes numerous qualified REIT subsidiaries (QRSs). Additionally, the operating partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly-owned taxable REIT subsidiaries (TRSs).
Ownership
Pre-Initial Public Offering (IPO)
Prior to the IPO, YF ART Holdings, L.P., a partnership among investment funds affiliated with The Yucaipa Companies (Yucaipa), Fortress Investment Group, LLC (Fortress), and affiliates of The Goldman Sachs Group, Inc. (Goldman) owned approximately 100% of the Company’s common shares of beneficial interest. In addition, Goldman owned 325,000 Series B Preferred Shares, which were converted to 28,808,224 common shares in connection with the IPO.
Initial Public Offering
On January 23, 2018, we completed an initial public offering of our common shares, or IPO, in which we issued and sold 33,350,000 of our common shares, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares. The common shares sold in the offering were registered under the Securities Act of 1933, as amended (the Securities Act) pursuant to our Registration Statement on Form S-11 (File No. 333-221560), as amended, which was declared effective by the U.S. Securities and Exchange Commission (SEC) on January 18, 2018. The common shares were sold at an initial offering price of $16.00 per share, which generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. We primarily used the net proceeds from the IPO to repay: (i) $285.1 million of indebtedness outstanding under our Senior Secured Term Loan B Facility, including $3.0 million of accrued and unpaid interest and closing expense of $0.2 million; (ii) $20.9 million of indebtedness outstanding under our Clearfield, Utah and Middleboro, Massachusetts construction loans, including a nominal amount of accrued and unpaid interest; and (iii) to pay a stub period dividend totaling $3.1 million to the holders of record of our common shares, Series A Preferred Shares and Series B Preferred Shares as of January 22, 2018. Holders of the Series A Preferred Shares also received a redemption payment from the offering proceeds of $0.1 million. The remaining $184.4 million net proceeds from the IPO were used for general corporate purposes.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

September 2018 Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares pursuant to the 2018 forward sale agreement, which is currently expected to settle in September 2020. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2018 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2018 forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the 2018 forward sale agreement, the common shares issuable upon settlement of the 2018 forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the 2018 forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted 2018 forward sale price at the end of the reporting period). If and when the Company physically or net share settles the 2018 forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of June 30, 2019, the Company has not settled any portion of the 2018 forward sale agreement. In connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with Yucaipa, sold 16.5 million common shares, affiliates of Goldman sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
March 2019 Secondary Public Offering
In March 2019, the Company completed a secondary public offering in which certain funds affiliated with YF ART Holdings and Goldman sold their remaining interest in the Company of 38,422,583 and 8,061,228 common shares, respectively, at $27.75 per share, which included 6,063,105 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares. The selling shareholders received proceeds from the offering, which, net of underwriting fees, totaled $1.1 billion. The Company received no proceeds and incurred fees of $1.5 million related to this offering.
April 2019 Follow-On Public Offering
On April 22, 2019, the Company completed a follow-on public offering of 42,062,000 of its common shares, including 6,562,000 common shares pursuant to the exercise in full of the underwriters' option to purchase additional common shares, at a public offering price of $29.75 per share, which generated net proceeds of approximately $1.21 billion to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 8,250,000 common shares pursuant to the 2019 forward sale agreement, which is expected to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2019 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2019 forward contract as equity and therefore is exempt from derivative and fair value accounting. Refer to the above discussion under "September 2018 Follow-On Public Offering" for the earnings per share treatment and the impact as a result of this 2019 forward contract. The proceeds of the follow-on public offering were used to fund the purchase of Chiller Holdco, LLC (Cloverleaf). We expect to use cash proceeds that we receive upon settlement of the 2019 forward sale agreement to fund future development of owned warehouses and for general corporate purposes.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Acquisitions
On May 1, 2019, the Company entered into an equity purchase agreement to acquire Cloverleaf Cold Storage (Cloverleaf). The Company refers to the completion of the acquisition of Cloverleaf pursuant to the executed purchase agreement as "the Cloverleaf Acquisition." The Company paid aggregate cash consideration of approximately $1.25 billion, subject to a 60 day net working capital adjustment. The consideration paid by the Company was funded using net proceeds from the Company’s equity offering that closed on April 22, 2019, along with funds drawn under the Company’s senior unsecured revolving credit facility.
On May 1, 2019, the Company also acquired Lanier Cold Storage (Lanier). The Company paid aggregate cash consideration of approximately $82.6 million, subject to a 60 day net working capital adjustment.
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.9 million, net of cash acquired.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information, and with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation on the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Shareholders' Equity and the Condensed Consolidated Statements of Cash Flows. The Condensed Consolidated Statement of Operations reflects the reclassification required in the prior period upon addition of a new financial statement line item described as "Acquisition, litigation and other", which was previously classified within "Selling, general and administrative", refer to Note 6 for further detail of this caption. The Condensed Consolidated Statements of Shareholders' Equity reflects the reclassification required in the prior period upon addition of a new financial statement line item described as "Common share issuance related to share-based payment plans, net of shares withheld for employee taxes", which was previously classified within "Share-based compensation expense (Stock Options and Restricted Stock Units)". The Condensed Consolidated Statements of Cash Flows reflects the reclassification required in the prior period upon elimination of the financial statement line item described as "Payment on Multi-employer pension plan withdrawal obligation" which is now classified within "Amortization of deferred financing costs and pension withdrawal liability".
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
Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within ASC 842 and a right-of-use (ROU) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less, and not expected to renew beyond 12 months, are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. ROU assets are subsequently measured at the value of the remeasured lease liability, adjusted for the remaining balance of the following, as applicable: lease incentives, cumulative prepaid or accrued rent and unamortized initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. As with other long-lived assets, ROU assets are reviewed for impairment when events or change in circumstances indicate the carrying value may not be recoverable.
Operating leases are included in operating lease ROU assets, accounts payable and accrued expenses and operating lease obligations on our Condensed Consolidated Balance Sheet. Finance leases assets are included in financing leases-net, accounts payable and accrued expenses and financing lease obligations on our Condensed Consolidated Balance Sheet.
Arrangements wherein we are the lessor:
Each new lease contract is evaluated for classification as a sales-type lease, direct financing or operating lease. A lease is a sales-type lease if any one of five criteria are met, as outlined in ASC 842, Leases, each of which indicate the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating we have transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. We do not currently have any sales-type or direct financing leases.
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
Impairment of Long-Lived Assets
During the first quarter of 2019, the Company recorded impairment charges of $12.6 million. Management and the Company's Board of Trustees formally approved the "Atlanta Major Market Strategy" plan which includes the partial redevelopment of an existing warehouse facility. The partial redevelopment requires the demolition of approximately 75% of the current warehouse, which is unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, the Company wrote off the carrying value of the portion of the warehouse no longer in use resulting in an impairment charge of $9.6 million. Additionally, during the first quarter the Company recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. During the second quarter of 2019, the Company recorded impairment charges of $0.9 million related to the discontinued use of internally developed software and other personal property assets of the foreign Transportation operating segment due to the loss of a significant customer relationship. During the three and six months ended June 30, 2018, we recorded an impairment charge of $0.7 million related to an idle domestic warehouse facility in anticipation of a potential future sale of the asset. These impaired assets were reported under the Warehouse segment, and the related impairment charges are included in the "Impairment of long-lived assets" line item of the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018.
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
During the three months ended June 30, 2019 and June 30, 2018, we capitalized interest of approximately $0.8 million and $0.7 million, respectively, and approximately $1.6 million and $1.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. During the three months ended June 30, 2019 and June 30, 2018, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.1 million and $0.2 million, respectively, and approximately $0.3 million for both the six months ended June 30, 2019 and June 30, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Purchase Accounting
For business combinations, the excess of cost over fair value is recorded as goodwill. In an asset acquisition, the difference between the sum of the identified tangible and intangible assets and liabilities and the total purchase price (including transactions costs) is allocated to the identified long-lived tangible and intangible assets and liabilities on a relative fair value basis. If the fair value of the real estate acquired exceeds its cost, it is allocated to the acquired identified long-lived tangible assets, consisting primarily of land, land improvements, buildings, tenant improvements, and identified intangible assets and liabilities, consisting of the value of assembled workforce, above-market and below-market leases, value of in-place leases and acquired ground leases and tenant relationship value, based in each case on their fair values.
We make estimates of the acquisition date fair value of the tangible and intangible assets and acquired liabilities using information from multiple sources as a result of pre-acquisition due diligence, tax records and other sources. Our allocation of fair value is generally determined by third party appraisals or, in the case of land, valuations based on comparable sales. For site improvements, we consider replacement costs adjusted for physical and market obsolescence. Based on these estimates, we recognize the acquired assets and liabilities at their estimated fair values. The determination of fair value involves the use of significant judgment and estimation.
On May 1, 2019, the Company completed the acquisitions of Cloverleaf and Lanier, both of which are accounted for as business combinations. Refer to Note 3 for the disclosures related to these acquisitions.
Asset Acquisitions
We acquired PortFresh in an asset acquisition on February 1, 2019 for $35.9 million. The table below reflects the purchase price allocation (in thousands):

Acquisition	Land	Building and Improvements	Machinery and Equipment	Assembled Workforce	Other Assets / Liabilities

PortFresh Holdings, LLC	$20,715	$10,846	$3,410	$351	$601

Total	$20,715	$10,846	$3,410	$351	$601

Weighted average remaining intangible amortization life (in months)				31
Bridge Loan Commitment Fees
During the second quarter of 2019, we incurred costs of approximately $2.7 million related to unused bridge loan commitment fees. These costs are classified as a component of interest expense within the financial statement line item titled "Bridge loan commitment fees" and are presented as a component of "Other expense" on the Condensed Consolidated Statement of Operations.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Recently Adopted Accounting Standards
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which the Company adopted using a modified retrospective transition approach effective January 1, 2019. All leases that commenced prior to our adoption of this new standard are accounted for and disclosed in accordance with our existing policies for application of ASC 840, Leases. Accordingly, prior year amounts were not recast under the new standard.
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
The new standard requires disclosure of additional quantitative and qualitative information for lessee and lessor arrangements which has been included above in the Summary of Significant Accounting Policies and in Note 11.

Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company adopted ASU 2017-12 on January 1, 2019 and it did not have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. The Alternative Reference Rates Committee announced that it identified the Secured Overnight Funding Rate (SOFR) as its preferred alternative to LIBOR. The Company intends to continue to use LIBOR until its extermination date in 2021, and intends to replace LIBOR with SOFR at that time. The Company adopted ASU 2018-16 on January 1, 2019 and does not believe that the transition from LIBOR to SOFR will have a material impact on its consolidated financial statements.
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
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Future Adoption of Accounting Standards
Fair Value Measurement - Disclosure Framework

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public business entities, this guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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
Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU introduces new guidance for the accounting for credit losses. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company believes the adoption of ASU 2016-13 will not have a material effect on its consolidated financial statements.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

3. Business Combinations
Acquisition of Cloverleaf
The Company completed the acquisition of privately-held Cloverleaf on May 1, 2019. A summary of the preliminary fair value of the assets acquired and liabilities assumed for total cash consideration of $1.25 billion, subject to a 60 day net working capital adjustment, is as follows (in thousands):

Preliminary Purchase Price Allocation
Assets
Land	$59,363
Building and improvements	687,821
Machinery and equipment	144,825
Assets under construction	20,968
Operating lease right-of-use assets	1,254
Cash and cash equivalents	4,332
Accounts receivable	21,358
Goodwill	107,643
Acquired identifiable intangibles:
Customer relationships	241,738
Trade names and trademarks	1,623
Other assets	18,720
Total assets	1,309,645
Liabilities
Accounts payable and accrued expenses	30,905
Notes payable	17,179
Operating lease obligations	1,254
Unearned revenue	3,536
Pension and postretirement benefits	2,020
Deferred tax liability	9,063
Total liabilities	63,957
Total consideration for Cloverleaf acquisition	$1,245,688
The initial purchase accounting is based on management's preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.
As shown above, the Company recorded approximately $107.6 million of goodwill related to the Cloverleaf Acquisition. The strategic benefits of the acquisition include the Company's ability to add complementary customers into its network, provide an opportunity for growth in the Central and Southeast markets, deepen existing customer relationships, provide three expansion opportunities that are already under construction, provide one development opportunity and leverage integration experience to drive synergies and further enhance the warehouse network for new and existing customers. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company believes that a portion of the goodwill recorded as a result of the Cloverleaf Acquisition

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

will be deductible for federal income tax purposes. The assignment of goodwill to each reportable segment is not yet complete.
As shown above, in connection with the Cloverleaf Acquisition the Company recorded an intangible asset of approximately $241.7 million for customer relationships which has been assigned a useful life of 25 years, and approximately $1.6 million for trade names and trademarks which has been assigned a useful life of 1.5 years. These intangible assets will be amortized on a straight-line basis over their respective useful lives.
Acquisition of Lanier
The Company completed the acquisition of privately-held Lanier on May 1, 2019. A summary of the preliminary fair value of the assets acquired and liabilities assumed for total cash consideration of $82.6 million, subject to a 60 day net working capital adjustment, is as follows (in thousands):

Preliminary Purchase Price Allocation
Assets
Land	$4,100
Building and improvements	36,935
Machinery and equipment	25,514
Cash and cash equivalents	645
Accounts receivable	1,403
Goodwill	6,163
Acquired identifiable intangibles:
Customer relationships	9,251
Other assets	82
Total assets	84,093
Liabilities
Accounts payable and accrued expenses	1,539
Total liabilities	1,539
Total consideration for Lanier acquisition	$82,554
The initial purchase accounting is based on management's preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.
As shown above, the Company recorded approximately $6.2 million of goodwill related to the Lanier acquisition. The strategic benefits of the acquisition include increased presence in the north Georgia poultry market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Company believes that a portion of the goodwill recorded as a result of the Lanier acquisition will be deductible for federal income tax purposes. The goodwill related to the Lanier acquisition has been assigned to the Warehouse segment.
As shown above, the Company recorded approximately $9.3 million of customer relationships related to the Lanier acquisition which has been assigned a useful life of 25 years and will be amortized on a straight-line basis.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Pro Forma Financial Information
The unaudited pro forma financial information set forth below is based on the historical condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, adjusted to give effect to the Cloverleaf Acquisition as if it had occurred on January 1, 2018. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisition of Cloverleaf.

On March 1, 2019, Cloverleaf acquired Zero Mountain, Inc. and Subsidiaries (Zero Mountain). As a result, we have included the results of operations of Zero Mountain in the below pro forma financial information. The pro forma adjustments made include the acquisition expenses incurred in connection with Cloverleaf's acquisition of Zero Mountain.

The accompanying unaudited pro forma condensed consolidated financial statements exclude the results of the Lanier acquisition, which was deemed immaterial, and are provided for illustrative purposes only and do not purport to represent what the actual consolidated results of operations of the Company or the operating partnership would have been had the Cloverleaf Acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Americold Realty Trust and Subsidiaries

	Pro forma (unaudited)
	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$463,743	$449,755	$907,099	$895,148
Net income (loss) available to common shareholders(1)	$22,908	$27,049	$8,151	$(19,330)
Net income (loss) per share, diluted(2)	$0.12	$0.14	$0.04	$(0.11)

Americold Realty Operating Partnership, L.P. and Subsidiaries

	Pro forma (unaudited)
	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$463,743	$449,755	$907,099	$895,148
Net income (loss) available to common unitholders(1)	$22,908	$27,049	$8,151	$(19,330)
Net income (loss) per unit, diluted(2)	$0.12	$0.14	$0.04	$(0.11)
(1) Pro forma net income available to common shareholders was adjusted to exclude $15.9 million and $25.7 million of acquisition related costs incurred by the Company during the three and six months ended June 30, 2019, respectively, and to include these charges for the corresponding periods in 2018.
(2) Adjusted to give effect to the issuance of approximately 42.1 million common shares in connection with the Cloverleaf Acquisition.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Since the date of acquisition, total revenues of approximately $39.5 million and net income of approximately $1.9 million associated with properties acquired in the Cloverleaf Acquisition are included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019.

4. Equity-Method Investments
The Company has investments in certain joint ventures that are accounted for under the equity method of accounting. The following tables summarize the financial information of the Company’s largest joint ventures (CMAL and CMAH, or the China JV, as defined in our Annual Report on Form 10-K for the year ended December 31, 2018) for the interim periods presented. The Company has a 49% equity interest in the China JV.

	Three Months Ended June 30, 2019
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,433	$3,554	$12,987
Operating (loss) income	(363)	608	245
Net (loss) income	(477)	307	(170)
Company’s (loss) income from investments in partially owned entities	$(226)	$158	$(68)

	Three Months Ended June 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,584	$3,341	$12,925
Operating (loss) income	(198)	748	550
Net (loss) income	(263)	1,061	798
Company’s (loss) income from investments in partially owned entities	$(165)	$417	$252

	Six Months Ended June 30, 2019
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$18,659	$7,082	$25,741
Operating (loss) income	(236)	1,302	1,066
Net (loss) income	(294)	633	339
Company’s (loss) income from investments in partially owned entities	$(200)	$254	$54

	Six Months Ended June 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$19,325	$6,208	$25,533
Operating (loss) income	(175)	832	657
Net (loss) income	(265)	1,132	867
Company’s loss from investments in partially owned entities	$(286)	$398	$112

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

5. Redeemable Preferred Shares
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
In connection with the IPO, Goldman and CMHI converted their Series B Preferred Shares into 28,808,224 and 4,432,034 common shares of the Company, respectively, after taking into account a cash payment of approximately $1.8 million of accrued and unpaid dividends. Subsequent to the IPO, CMHI and Goldman have sold their remaining shares of the Company. Refer to Note 1 for further details.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

6. Acquisition, Litigation, and Other Charges
The components of the charges included in acquisition, litigation, and other in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, litigation, and other	2019	2018	2019	2018
Acquisition related costs	$15,014	$51	$16,455	$51
Litigation	467	—	1,377	—

Other:
Severance, equity award modifications and acceleration	2,641	(547)	6,934	2,053
Non-offering related equity issuance expenses	(164)	—	1,347	1,242
Non-recurring public company implementation costs	—	162	—	162
Terminated site operations costs	6	66	344	66
Total other	2,483	(319)	8,625	3,523

Total acquisition, litigation, and other	$17,964	$(268)	$26,457	$3,574

Business acquisition related costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Business acquisition costs of approximately $15.0 million and $16.5 million for the three and six months ended June 30, 2019, respectively, primarily consisted of a $10.0 million investment advisory fee, employee retention expense, and non-capitalizable legal and professional fees related to the Cloverleaf and Lanier acquisitions. Refer to Note 3 for further information regarding acquisitions completed in the current year.

Litigation costs consist of expenses incurred in order to defend the Company from litigation charges outside of the normal course of business. Litigation costs incurred in connection with matters arising from the ordinary course of business are expensed as a component of selling, general and administrative expense on the Condensed Consolidated Statements of Operations. Litigation costs of $0.5 million and $1.4 million for the three and six months ended June 30, 2019, respectively, primarily relate to professional fees incurred in connection with ongoing litigation charges. Refer to Note 18 for discussion of ongoing material litigation. No litigation costs were incurred for the three and six months ended June 30, 2018, respectively, relating to litigation charges outside of the normal course of business.

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the six months ended June 30, 2019, severance, equity modification and acceleration expense consisted of $2.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf Acquisition and organizational transformation of our international operations, $1.2 million of

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

severance related to the departure of two former executives as well as $3.1 million of accelerated equity award vesting. The accelerated stock compensation charges related primarily to the resignation of a member of the Board of Trustees, which accelerated the vesting of 100,000 restricted stock units in accordance with the modified award agreement. For the six months ended June 30, 2018, equity modification expense consists of $2.0 million due to the grant made by the Board of Trustees to permit dividend equivalents to all participants in the 2010 Plan. Refer to Note 15 for further details of all equity modifications and equity acceleration.

Non-offering related equity issuance expense consists of non-registration statement related legal fees associated with the selling shareholder's secondary public offering completed during the first quarter of 2019, which consisted solely of shares sold by YF ART Holdings and Goldman Sachs and affiliates (see Note 1 for more information). The Company received no proceeds from the secondary offering. Non-offering related equity issuance expense of $1.2 million for the six months ended June 30, 2018 consisted of non-registration statement related costs and an Australian stamp duty tax related to the Company's IPO.

Non-recurring public company implementation costs of $0.2 million for the three and six months ended June 30, 2018 represent one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company. No such costs were incurred during the three and six months ended June 30, 2019.

Terminated site operations costs relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our Condensed Consolidated Statement of Operations.

7. Debt of the Company

In this Note 7, the "Company" refers only to Americold Realty Trust and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the operating partnership.

The Company guarantees the operating partnership's obligations with respect to its outstanding debt as of June 30, 2019 and December 31, 2018, as detailed in Note 8, with the exception of the 2013 Mortgage Loans which have limited guarantees for fraud and environmental carve-outs by Americold Realty Operating Partnership, L.P.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the operating partnership as of June 30, 2019 and December 31, 2018 is as follows (in thousands):

				June 30, 2019		December 31, 2018
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of June 30, 2019	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$184,722	$187,492	$187,957	$184,667
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,350	70,000	67,900
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,320	32,000	31,120
Total 2013 Mortgage Loans				286,722	290,162	289,957	283,687

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	215,000	200,000	202,500
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	433,000	400,000	407,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.16%	350,000	361,375	—	—
Total Senior Unsecured Notes				950,000	1,009,375	600,000	609,500

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.45%	4.30%	475,000	476,188	475,000	472,625

Installment Notes Payable
New Market Tax Credit
Enterprise SUB-CDE XII, LLC	4/2045	1.00%	4.65%	4,100	4,100	—	—
Enterprise SUB-CDE XIX, LLC	4/2045	1.73%	4.63%	3,400	3,400	—	—
CIF III, LLC	4/2045	1.53%	4.66%	4,000	4,000	—	—
CNMC SUB-CDE 61, LLC	4/2045	1.00%	4.88%	1,800	1,800	—	—
Installment notes payable				13,300	13,300	—	—

Total principal amount of indebtedness				$1,725,022	$1,789,025	$1,364,957	$1,365,812
Less: deferred financing costs				(14,499)	n/a	(13,943)	n/a
Total indebtedness, net of unamortized deferred financing costs				$1,710,523	$1,789,025	$1,351,014	$1,365,812

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+1.45%	0.36%	$—	$—	$—	$—
(1) L = one-month LIBOR.
2018 Recast Credit Facility
On December 4, 2018, we entered into a recast credit agreement ("2018 Senior Unsecured Credit Facility") to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. The unamortized balance of Term Loan A debt issuance costs are included in "Mortgage notes, senior unsecured notes, term loan and notes payable" on the accompanying Condensed Consolidated Balance Sheets.
As of June 30, 2019, $4.2 million of unamortized debt issuance costs related to revolving credit facility is included in "Other assets" in the accompanying Condensed Consolidated Balance Sheets.
Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which allows us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets and ground leased assets. At June 30, 2019, the gross value of our assets included in the calculations under our 2018 Recast Credit Facility, was in excess of $4.2 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the terms of our 2018 Recast Credit Agreement) in excess of $2.5 billion.
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
Our 2018 Recast Credit Facility is fully recourse to our operating partnership. As of June 30, 2019, the Company was in compliance with all debt covenants.
There were $29.2 million and $29.6 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of June 30, 2019 and December 31, 2018, respectively.
Series A, B and C Senior Unsecured Notes
On April 26, 2019, we priced a debt private placement transaction consisting of $350 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 ("Series C"). The transaction closed on May 7, 2019. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment will include interest accrued since May 7, 2019. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.
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
The Series A, Series B, and Series C senior notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.
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
The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, the Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00;

•	a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00; and

•	a maximum total secured indebtedness ratio of less than 0.40 to 1.00.
As of June 30, 2019, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

costs. The debt service coverage ratio was 1.72x as of June 30, 2019. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.

The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of June 30, 2019, the Company was in compliance with all debt covenants.
New Market Tax Credit

On May 1, 2019, the Company acquired notes receivable and assumed notes payable in connection with the Cloverleaf Acquisition, with preliminary fair values of $11.0 million and $13.3 million, respectively. The fair value of both the notes receivable and notes payable are less than their principal values of $14.9 million and $20.6 million, respectively, due to their below market interest rates.

These financing arrangements were originated by Cloverleaf in 2015 to monetize state and federal tax credits related to the construction of a cold storage warehouse in Monmouth, Illinois. The New Market Tax Credit (NMTC) program was provided for in the Community Renewal Tax Relief Act of 2000 (the Act) and is intended to induce capital investment in qualified lower income communities.

The structure of the financing arrangement is such that Cloverleaf lent money to investment funds into which tax credit investors also made capital contributions. The tax credit investors receive the benefit of the resulting tax credits in exchange for their capital contributions to the investment funds. Tax credits were generated through contribution of the investment fund’s proceeds into special purpose entities having authority from the U.S. Department of Treasury to receive tax credits in exchange for qualifying investments. These entities, known as a Community Development Entities (CDE), made qualifying investments in the Monmouth, Illinois cold storage facility in the form of loans payable by Cloverleaf.
The note receivables are due from Enterprise IL NMTC Fund I, LLC (Enterprise NMTC) and Chase NMTC Cloverleaf ASP Investment Fund, LLC (Chase NMTC). The Enterprise NMTC and Chase NMTC notes receivable have fixed interest rates of 1.1% and 1.5%, respectively, and implied interest rates are 3.7% and 3.4%, respectively. Interest income associated with the notes receivable is required to be paid to Americold quarterly. Annual receipts through 2022 are $0.2 million, with subsequent receipts, inclusive of principal repayment, increasing to $0.8 million until maturity in 2045. The notes receivable due from Enterprise NMTC and Chase NMTC are recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
The installment notes payable with Enterprise Sub-CDE XII, LLC, Enterprise Sub-CDE XIX, LLC, CIF II, LLC and CNMC Sub-CDE 61, LLC have fixed interest rates ranging between 1.0% and 1.7% and implied interest rates ranging between 4.6% and 4.9%. Interest expense associated with the notes payable is required to be paid quarterly. Annual payments through 2022 are $0.3 million, with subsequent payments, inclusive of principal repayment, increasing to $1.0 million until maturity of the notes. The lenders have the option to accelerate certain of the notes in April 2022. The installment notes payable related to NMTC are recorded in "Mortgage notes, senior unsecured notes, term loan and notes payable" in the Condensed Consolidated Balance Sheet. As of June 30, 2019, the amount of restricted cash associated with the New Market Tax Credit notes was $0.5 million.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Debt Covenants
The Company’s Senior Unsecured Credit Facilities, the Senior Unsecured Notes, the New Market Tax Credit, and 2013 Mortgage Loans require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern allowable business practices of the Company. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and the Company’s ability to enter into certain types of transactions or exposures in the normal course of business. As of June 30, 2019, the Company was in compliance with all debt covenants.

The aggregate maturities of the Company’s total indebtedness as of June 30, 2019, including amortization of principal amounts due under the term loan, senior unsecured notes, mortgage notes and installment notes for each of the next five years and thereafter, are as follows:

As of June 30, 2019:	(In thousands)
June 30, 2020	$6,620
June 30, 2021	6,900
June 30, 2022	7,102
June 30, 2023	741,029
June 30, 2024	—
Thereafter	963,371
Aggregate principal amount of debt	1,725,022
Less unamortized deferred financing costs	(14,499)
Total debt net of unamortized deferred financing costs	$1,710,523
9. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into an interest rate swap agreement of $100 million of variable interest-rate debt, which hedges 21% of the Company's outstanding variable-rate debt as of June 30, 2019. The agreement converts the Company’s floating-rate debt to a fixed-rate basis for the next five years, thus reducing the impact of interest rate changes on future interest expense. This agreement involves the receipt of floating-rate amounts in exchange for fixed-rate interest payments over the life of the agreement without an exchange of the underlying notional amount. The Company's objective for utilizing this derivative instrument is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans between Australia and U.S. entities and the New Zealand and U.S. entities. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at June 30, 2019.

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
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within "Other assets" and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within "Accounts payable and accrued expenses". The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at June 30, 2019 and December 31, 2018:

	Derivative Assets		Derivative Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In thousands)
Derivatives formally designated as hedging instruments
Foreign exchange contracts	$1,937	$2,283	$—	$—
Interest rate contracts	—	—	3,638	—
Total derivatives formally designated as hedging instruments	$1,937	$2,283	$3,638	$—
The following tables present the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and six months ended June 30, 2019 and 2018, including the impacts to Accumulated Other Comprehensive Income (AOCI):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships
Interest rate contracts	$(2,230)	$(104)	Interest expense	$(2)	$308
Foreign exchange contracts	2,229	$—	Foreign currency exchange (loss) gain, net	(1,760)	—
Total designated cash flow hedges	$(1)	$(104)		$(1,762)	$308

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
Derivatives in cash flow hedging relationships
Interest rate contracts	$(3,638)	$(434)	Interest expense	$—	$674
Foreign exchange contracts	(347)	$—	Foreign currency exchange gain, net	(492)	—
Total designated cash flow hedges	$(3,985)	$(434)		$(492)	$674
The amount of gains (losses), net of tax, related to the effective portion of derivative instruments designated as cash flow hedges included in accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018, respectively.
The Company’s derivatives have been designated as cash flow hedges; therefore, the changes in the fair value of derivatives are recognized in AOCI and are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. The Company classifies cash inflows and outflows from derivatives within operating activities on the statement of cash flows. Amounts reclassified from AOCI into earnings related to realized gains and losses on the interest rate swap are recognized when payments or receipts occur related to the swap contracts, which correspond to when interest payments are made on the Company’s hedged debt. Amounts reclassified from AOCI into earnings related to realized gains and losses on foreign exchange rate swaps are recognized on each remeasurement date and the impact is recorded through foreign currency exchange gain (loss), net.
Refer to Note 19 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and six months ended June 30, 2019 and 2018, respectively.
10. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of June 30, 2019 and December 31, 2018 are as follows:

	Maturity	Interest Rate as of June 30, 2019	June 30, 2019	December 31, 2018
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$19,144	$19,265
11 warehouses – 2007	9/2027	7.00%-19.59%	98,276	99,655
Total sale-leaseback financing obligations			$117,420	$118,920

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

11. Lease Accounting

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

As of June 30, 2019, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Components of lease expense:
Operating lease cost (a)	$7,855	$15,930
Financing lease cost:
Depreciation	3,009	5,265
Interest on lease liabilities	763	1,413
Sublease income (b)	(134)	(256)
Net lease expense	$11,493	$22,352
(a) Includes short-term lease and variable lease costs, which are immaterial.
(b) Sublease income relates to two warehouses in the U.S. and New Zealand.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Other information related to leases is as follows:

Six Months Ended June 30, 2019
(In thousands)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(13,423)
Operating cash flows from finance leases	(1,413)
Financing cash flows from finance leases	(5,838)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$8,117
Finance leases	20,215
Weighted-average remaining lease term (years)
Operating leases	6.4
Finance leases	4.8
Weighted-average discount rate
Operating leases	4.1%
Finance leases	5.7%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
	(In thousands)
2019 (excluding 6 months ended June 30, 2019)	$11,185	$8,293	$19,478
2020	19,219	16,000	35,219
2021	13,351	14,723	28,074
2022	8,218	9,518	17,736
2023	7,982	6,485	14,467
Thereafter	19,706	9,183	28,889
Total future minimum lease payments	79,661	64,202	143,863
Less: Interest	(11,040)	(8,859)	(19,899)
Total future minimum lease payments less interest	$68,621	$55,343	$123,964

Reported as of June 30, 2019
Accounts payable and accrued expenses	$193	$51	$244
Operating lease obligations	68,428	—	68,428
Finance lease obligations	—	55,292	55,292
Total lease obligations	$68,621	$55,343	$123,964

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
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within "Rent, storage, and warehouse services" in the Condensed Consolidated Statements of Operations as denoted in Note 23 "Revenues from Contracts with Customers".
Property, plant and equipment underlying operating leases is included in "Land" and "Buildings and improvements" on the Condensed Consolidated Balance Sheets. The gross value and net value of these assets was $369.3 million and $323.4 million, for Land and Buildings and improvements as of June 30, 2019. Depreciation expense for such assets was $4.7 million and $9.5 million for the three and six months ended June 30, 2019, respectively.
Future minimum lease payments as of June 30, 2019 were as follows (in thousands):

Operating Leases
Year ending December 31,
2019 (excluding 6 months ended June 30, 2019)	$9,324
2020	14,267
2021	10,820
2022	9,529
2023	7,927
Thereafter	23,470
Total	$75,337

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
The Company’s mortgage notes, term loan and senior unsecured notes are reported at their aggregate principal amount less unamortized deferred financing costs on the accompanying condensed consolidated balance sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, senior unsecured notes, term loans and notes payable are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows of the collateral asset.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of June 30, 2019 and December 31, 2018, respectively.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	June 30, 2019	December 31, 2018
		(In thousands)
Measured at fair value on a recurring basis:
Cash and cash equivalents	Level 1	$320,805	$208,078
Restricted cash	Level 1	6,441	6,019
Interest rate swap liability	Level 2	3,638	—
Cross-currency swap asset	Level 2	1,937	2,283
Disclosed at fair value:
Mortgage notes, senior unsecured notes, term loan and notes payable(1)	Level 3	$1,789,025	$1,365,812
(1)The carrying value of mortgage notes, senior unsecured notes, term loan and notes payable is disclosed in Note 8.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares for the six months ended June 30, 2019 and 2018.

Six Months Ended June 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$—	$28,218	$—
December(a)				(127)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January				7	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	—	30,235	—
March(b)				(142)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				15	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.2000	38,764	—	—	—
		$68,999	$—	$58,206	$—

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

(b)	Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

Six Months Ended June 30, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.1875	27,250	—	—	—
		$48,686		$21,377

Series B Preferred Shares - Fixed Dividend
January (b)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

14. Partners' Capital
Allocations of Net Income and Net Losses to Partners
The operating partnership’s net income will generally be allocated to Americold Realty Trust (the general partner) and the operating partnership’s limited partner, Americold Realty Operations, Inc., in accordance with the respective percentage interests in the units issued by the operating partnership. Net loss will generally be allocated to the general partner and the operating partnership’s limited partners in accordance with the respective common percentage interests in the operating partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the general partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
Distributions
All distributions on our units are at the discretion of Americold Realty Trust's Board of Trustees. We have declared and paid the following distributions to Americold Realty Trust for the six months ended June 30, 2019 and 2018:

Six Months Ended June 30, 2019
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
December (2018)/January	$—	$28,098
March/April	$30,235	$30,108
June/July	38,764	—
	$68,999	$58,206

Six Months Ended June 30, 2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
March/April	20,145	20,165
March (b)	—	(79)
June/July	27,250	—
	$50,637	$23,328

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

(b)	Distribution equivalents declared in March and included in the $20.1 million, accrued on unvested restricted stock units to be paid when the awards vest.
15. Share-Based Compensation
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
Aggregate stock-based compensation charges were $3.2 million and $1.7 million during the three months ended June 30, 2019 and 2018, respectively, and $8.9 million and $6.2 million during the six months ended June 30, 2019 and 2018, respectively. Approximately $5.8 million and $4.2 million of these charges were considered routine stock compensation expense, and were included as a component of "Selling, general and administrative" expense on the accompanying Condensed Consolidated Statements of Operations during the six months ended June 30, 2019 and 2018, respectively. Approximately $3.1 million was recorded during the six months ended June 30, 2019 due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation, and were included as a component of "Acquisition, litigation, and other" expense on the accompanying Condensed Consolidated Statements of Operations. Approximately $2.0 million was recorded during the six months ended June 30, 2018 to modify restricted stock units, and were included as a component of "Acquisition, litigation, and other" expense on the accompanying Condensed Consolidated Statements of Operations. The award modifications and awards with accelerated vesting are discussed further under the section “Modification of Restricted Stock Units and Accelerated Vesting of Awards”. As of June 30, 2019, there was $29.4 million of unrecognized stock‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.4 years.
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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company have the right to receive nonforfeitable dividend equivalent distributions on unvested units. As of June 30, 2019, the Company accrued $0.8 million of dividend equivalents on unvested units payable to employees and non-employee trustees.

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
The following table summarizes restricted stock unit grants under the 2017 Plan during the three and six months ended June 30, 2019 and 2018, respectively:

Three Months Ended June 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2019	Employee group	35,042	1-3 years	$1,163
2018	Employee group	58,625	1-4 years	$1,004

Six Months Ended June 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2019	Trustee group	12,285	1 year	$375
2019	Employee group	490,546	1-3 years	$16,332
2018	Trustee group	373,438	1-3 years	$5,975
2018	Employee group	955,751	1-4 years	$14,071
Of the restricted stock units granted for the six months ended June 30, 2019, (i) 12,285 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 247,378 were time-based restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iii) 243,168 were market-based restricted stock

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

units with a three-year vesting period issued to certain employees. The vesting of such market-based awards will be determined based on Americold Realty Trust's total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2019 and will end December 31, 2021.
Of the restricted stock units granted for the six months ended June 30, 2018, (i) 331,250 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 431,751 were time-based restricted stock units with various vesting periods ranging from one to four years issued to certain employees and (iv) 524,000 were market-based restricted stock units issued to certain employees. The vesting of such market-based awards will be determined based on the Company's TSR, as described in the agreement granting such awards, computed for the performance period that began January 18, 2018 and will end December 31, 2020.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of June 30, 2019:

Six Months Ended June 30, 2019
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2018	1,028,256	$26.3	71,428	$1.8	587,500	$15.0
Granted	259,663		—		243,168
Vested (1)	(375,400)		(14,286)		—
Forfeited	(137,846)		—		(41,031)
Non-vested as of June 30, 2019	774,673	$25.1	57,142	$1.9	789,637	$25.6

(1)
For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The amount of vested restricted stock units was 627,890 as of June 30, 2019 and had a related aggregate intrinsic value of $20.4 million at $32.42 per unit.

The weighted average grant-date fair value of restricted stock units granted during six months ended June 30, 2019 was $33.23 per unit, for vested restricted stock units was $16.09, for forfeited restricted stock units was $16.36, and non-vested restricted stock units was $27.63 per unit.
Market Performance-Based Restricted Stock Units
During the six months ended June 30, 2019, the Compensation Committee of the Board of Trustees approved the annual grant of market performance-based restricted stock units under the 2017 Plan to employees of the Company. The awards, which were determined to contain a market condition, utilize TSR over a three-year measurement period as the market performance metric. Awards will vest based on the Company's TSR relative to the RMZ over a three-year market performance period, or the Market Performance Period, commencing in January 1, 2019 and ending on December 31, 2021, as applicable (or, if earlier, ending on the date on which a change in control of the Company

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMS, or the RMS Relative Market Performance. In the event that the RMS Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

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
Market performance-based restricted units granted during the six months ended June 30, 2018, which were determined to contain a market condition, utilize absolute TSR over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the percentage appreciation (rounded to the nearest tenth of a percent), in the value per share of the Company's stock during the performance period, over a three-year market performance period, commencing on January 18, 2018 and ending on December 31, 2020 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. In the event that the TSR upon completion of the market performance period is achieved at the “minimum,” “target” or “maximum” level as set forth below, the awards will become vested as to the market condition with respect to the percentage RSUs, as applicable, set forth below:

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

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield
2/26/2018	30%	2.35%	4.70%
4/2/2018	30%	2.34%	4.04%
7/1/2018	30%	2.58%	3.41%
10/1/2018	25%	2.85%	3.01%
3/8/2019	22%	2.43%	2.70%
3/15/2019	22%	2.40%	2.62%
4/22/2019	22%	2.40%	2.62%
5/30/2019	22%	2.40%	2.62%
Stock Options Activity
The following tables provide a summary of option activity for the six months ended June 30, 2019 and 2018, respectively:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2018	2,355,787	$9.81	5.4
Granted	—	—
Exercised	(1,092,789)	9.81
Forfeited or expired	(179,000)	9.81
Outstanding as of June 30, 2019	1,083,998	9.81	6.4

Exercisable as of June 30, 2019	332,000	$9.81	4.4

Outstanding as of December 31, 2017	5,477,617	$9.72	6.0
Granted	—	—
Exercised	(1,735,000)	9.65
Forfeited or expired	(91,000)	9.81
Outstanding as of June 30, 2018	3,651,617	9.76	5.5

Exercisable as of June 30, 2018	3,111,120	$9.72	4.9
The total fair value at grant date of stock option awards that vested during the six months ended June 30, 2019 and 2018 was approximately $0.4 million and $0.6 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2019 and 2018, was $21.5 million and $20.2 million, respectively.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

16. Income Taxes
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
The Company recorded an income tax benefit of approximately $0.9 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and an income tax benefit of approximately $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations, and a significant portion of those earnings is permanently reinvested.
The Company recorded an opening deferred tax liability of $9.1 million for the purchase of Cloverleaf, further discussed in Footnote 3 - Business Combinations. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed and intangible assets. Purchase accounting for Cloverleaf has not yet been completed, and additional amounts may be recorded as additional information is obtained.
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

The Company had liabilities of $0.4 million for uncertain tax positions as of June 30, 2019 and December 31, 2018. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

17. Employee Benefit Plans
The components of net period benefit cost for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$18	$18
Interest cost	397	311	6	13	727
Expected return on plan assets	(440)	(294)	—	(19)	(753)
Amortization of net loss	377	141	(1)	—	517
Amortization of prior service cost	—	—	—	9	9
Net pension benefit cost	$334	$158	$5	$21	$518

	Three Months Ended June 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$8	$20	$—	$73	$101
Interest cost	354	300	5	26	685
Expected return on plan assets	(512)	(342)	—	(44)	(898)
Amortization of net loss	312	179	—	—	491
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$162	$157	$5	$62	$386

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	Six Months Ended June 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$34	$34
Interest cost	795	622	12	25	1,454
Expected return on plan assets	(880)	(588)	—	(37)	(1,505)
Amortization of net loss	754	282	(2)	—	1,034
Amortization of prior service cost	—	—	—	17	17
Net pension benefit cost	$669	$316	$10	$39	$1,034

	Six Months Ended June 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$15	$39	$—	$131	$185
Interest cost	709	600	10	53	1,372
Expected return on plan assets	(1,024)	(685)	—	(89)	(1,798)
Amortization of net loss	623	357	—	—	980
Amortization of prior service cost	—	—	—	18	18
Net pension benefit cost	$323	$311	$10	$113	$757
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within "Selling, general, and administrative" and all other components of net period benefit cost are presented in "Other (expense) income, net" on the Condensed Consolidated Statements of Operations.
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
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) was significantly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

convert to a new fund. The Company took the option to exit the Fund and convert to the new fund. The Company’s portion of the unfunded liability, estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38,000 over 30 years, interest free. Under the relevant U.S. GAAP standard, a participating employer withdrawing from a multi-employer plan should account for a loss contingency equal to the present value of the withdrawal liability, and amortize difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
18. Commitments and Contingencies
Letters of Credit
As of June 30, 2019, there were $29.3 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility and as of December 31, 2018, there were $29.6 million of outstanding letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $2.7 million as of June 30, 2019 and December 31, 2018, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of June 30, 2019, approximately 58% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering approximately 2% of the labor force are set to expire during the remaining six months ended December 31, 2019.
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
Following remand to Kansas state court, Plaintiffs initially petitioned the court to amend their complaint to drop their claim for damages and only seek an Order of Specific Performance-namely to require Americold sign a new document reinstating the consent judgment assigned in the 1994 Settlement Agreement. No amended complaint was filed, however, and plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018. Since December 31, 2018, the court granted the Company's motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court's Order dismissing their claims and are bound by the judgment entered against them. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by Plaintiffs and for bad faith damages for denying coverage. The Kraft and Safeway plaintiffs have appealed their dismissals. The Company believes the ultimate outcome of these matters will not have a material adverse impact on its condensed consolidated financial statements.
Preferred Freezer Services, LLC Litigation
On February 11, 2019, Preferred Freezer Services, LLC (PFS) moved by Order to Show Cause in the Supreme Court of the State of New York, New York County, asserting breach of contract and other claims against the Company and seeking to preliminarily enjoin the Company from acting to acquire certain properties leased by PFS. In its complaint and request for preliminary injunctive relief, PFS alleged that the Company breached a confidentiality agreement entered into in connection with the Company’s participation in a bidding process for the sale of PFS by contacting PFS’s landlords and by using confidential PFS information in bidding for the properties leased by PFS.

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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

On April 2, 2019, while its application to the First Judicial Department was pending, PFS voluntarily dismissed its state court action, and First Judicial Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS seeks compensatory, consequential and/or punitive damages in an amount to be determined at trial. The Company has filed a motion to require PFS to reimburse the Company for its legal fees it incurred for the state court action before PFS is allowed to proceed in the federal court action. That motion is pending before the court.

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of June 30, 2019 and December 31, 2018. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of June 30, 2019. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2019 and December 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

19. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for the investment in the China JV, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(7,503)	$(6,627)	$(8,027)	$(7,126)
Gain arising during the period	518	491	1,034	979
Less: Tax expense	—	—	—	—
Net gain arising during the period	518	491	1,034	979
Amortization of prior service cost (1)	9	7	17	18
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net income	9	7	17	18
Other comprehensive income, net of tax	527	498	1,051	997
Balance at end of period, net of tax	(6,976)	(6,129)	(6,976)	(6,129)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(2,101)	6,845	(3,322)	8,318
Loss on foreign currency translation	(2,257)	(4,723)	(1,036)	(6,196)
Less: Tax expense	—	—	—	—
Net loss on foreign currency translation	(2,257)	(4,723)	(1,036)	(6,196)
Balance at end of period, net of tax	(4,358)	2,122	(4,358)	2,122
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(3,880)	(1,386)	(1,166)	(1,422)
Unrealized loss on cash flow hedge derivatives	(1)	(74)	(3,985)	(388)
Less: Tax expense	—	30	—	46
Net loss on cash flow hedge derivatives	(1)	(104)	(3,985)	(434)
Net amount reclassified from AOCI to net loss (interest expense)	(2)	308	—	674
Net reclassified from AOCI to net loss (foreign exchange gain (loss))	(1,760)	—	(492)	—
Balance at end of period, net of tax	(5,643)	(1,182)	(5,643)	(1,182)

Accumulated other comprehensive loss	$(16,977)	$(5,189)	$(16,977)	$(5,189)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

20. Related Party Transactions
Transactions with Goldman
Prior to the March 2019 secondary offering, Goldman was a significant shareholder of the Company. Goldman is considered a related party as a result of their ownership for a portion of the current year, and therefore, the Company has disclosed the fees paid to Goldman for various services provided. The Company continues to use services provided by Goldman in the ordinary course of business subsequent to Goldman's complete disposition of ownership in March 2019.
Affiliates of Goldman are part of the lending group under the 2018 Recast Credit Facility, and have $90.0 million, or approximately 7.1%, of the total commitment. Another affiliate of Goldman was one of the participating lenders in the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan), which the Company repaid during December 2018. Goldman was also the counterparty to the interest rate swap agreements, which were terminated in December 2018 in connection with the extinguishment of the ANZ Loans.
As a member of the previously described lending groups, the Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $0.4 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $0.8 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. Interest payable to Goldman was nominal as of June 30, 2019 .
In connection with the April 2019 follow-on offering, the May 2019 debt private placement and the Cloverleaf Acquisition, Goldman received total fees of approximately $15.2 million during the three months ended June 30, 2019.

In connection with the secondary offering completed in March 2019, Goldman sold their remaining common shares of the Company, totaling 8,061,228 common shares, in an underwritten public offering. The Company did not receive any proceeds from the shares sold by Goldman and its affiliates in this offering. In connection with this transaction, Goldman received an underwriting fee of approximately $2.6 million. Although Goldman was no longer a significant shareholder of the Company, Bradley Gross, a partner at Goldman Sachs, remained on the Board of Trustees through May 22, 2019. Mr. Gross did not stand for re-election to the Board of Trustees in connection with the Company's annual meeting of shareholders.
In January 2019, the Company entered into an interest rate swap with Goldman to hedge the changes in the cash flows of variable interest rate payments on our outstanding 2018 Senior Unsecured Term Loan A Facility. Payments under the interest rate swap commenced during the three months ended March 31, 2019. The net settlement of the swap for the three and six months ended June 30, 2019 was de minimis.
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
21. Segment Information
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

The following table presents segment revenues and contributions with a reconciliation to loss before income tax for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment revenues:
Warehouse	$338,231	$287,712	$627,846	$574,229
Third-party managed	61,515	65,755	125,651	129,632
Transportation	36,492	38,889	73,588	77,234
Other	2,222	2,311	4,454	4,714
Total revenues	438,460	394,667	831,539	785,809

Segment contribution:
Warehouse	113,817	90,835	204,636	180,405
Third-party managed	2,804	3,859	6,063	7,637
Transportation	4,206	3,586	8,562	7,180
Other	292	(80)	536	266
Total segment contribution	121,119	98,200	219,797	195,488

Reconciling items:
Depreciation, depletion, and amortization	(40,437)	(29,051)	(70,533)	(58,459)
Selling, general and administrative expense	(32,669)	(27,750)	(63,786)	(55,857)
(Loss) gain from sale of real estate	(34)	8,384	(34)	8,384
Acquisition, litigation, and other	(17,964)	268	(26,457)	(3,574)
Impairment of long-lived assets	(930)	(747)	(13,485)	(747)
(Loss) income from investments in partially owned entities	(68)	252	54	112
Interest expense	(24,098)	(22,929)	(45,674)	(47,424)
Bridge loan commitment fees	(2,665)	—	(2,665)	—
Interest income	2,405	1,109	3,408	1,733
Loss on debt extinguishment and modification	—	—	—	(21,385)
Foreign currency exchange (loss) gain	(83)	1,511	(23)	2,191
Other (expense) income, net	(591)	33	(758)	89
Income (loss) before income tax benefit	$3,985	$29,280	$(156)	$20,551

The following table details our long-lived assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	June 30, 2019	December 31, 2018
	(In thousands)
Assets:
Warehouse	$3,489,658	$2,054,968
Managed	47,094	43,725
Transportation	72,505	35,479
Other	13,766	13,554
Total segments assets	3,623,023	2,147,726

Reconciling items:
Corporate assets	526,646	370,161
Investments in partially owned entities	12,788	14,541
Total reconciling items	539,434	384,702
Total assets	$4,162,457	$2,532,428
22. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee trustees who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. During the three and six months ended June 30, 2019, the weighted-average number of restricted stock units that participated in the distribution of common dividends was 1,396,956 and 1,242,081, of which 627,890 restricted stock units currently have vested but will not be settled until additional criteria are met.
The shares issuable upon settlement of the 2018 forward sale agreement and 2019 forward sale agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the applicable forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles either forward sale agreement, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.
Prior to the IPO, holders of Series B Preferred Shares were entitled to cumulative dividends, which were added to the reported net income whether or not declared or paid to determine the net income attributable to common shareholders under the two-class method.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding – basic	182,325	143,499	165,869	133,965
Dilutive effect of share-based awards	1,606	2,975	1,778	2,772
Equity forward contract	2,186	—	1,658	—
Weighted average common shares outstanding – diluted	186,117	146,474	169,305	136,737
For the three and six months ended June 30, 2019 and 2018, none of the outstanding instruments under our share-based awards program or equity forward contracts were antidilutive and excluded from the denominator for calculating diluted earnings per share.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

23. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018 by segment and geographic region:

	Three Months Ended June 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$121,811	$9,236	$4,068	$1,156	$—	$136,271
Warehouse services	162,529	29,497	3,407	783	—	196,216
Third-party managed	53,518	3,348	—	—	4,649	61,515
Transportation	25,160	10,771	103	458	—	36,492
Other	2,207	—	—	—	—	2,207
Total revenues (1)	365,225	52,852	7,578	2,397	4,649	432,701
Lease revenue (2)	5,677	82	—	—	—	5,759
Total revenues from contracts with all customers	$370,902	$52,934	$7,578	$2,397	$4,649	$438,460

	Three Months Ended June 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$104,977	$9,605	$3,955	$1,435	$—	$119,972
Warehouse services	128,057	29,329	4,099	895	—	162,380
Third-party managed	57,606	3,373	—	—	4,726	65,705
Transportation	23,934	14,061	169	725	—	38,889
Other	2,305	—	—	—	—	2,305
Total revenues (1)	316,879	56,368	8,223	3,055	4,726	389,251
Lease revenue (2)	5,416	—	—	—	—	5,416
Total revenues from contracts with all customers	$322,295	$56,368	$8,223	$3,055	$4,726	$394,667

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements- (Unaudited, Continued)

	Six Months Ended June 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$228,635	$18,604	$8,049	$2,292	$—	$257,580
Warehouse services	291,418	59,495	6,902	1,634	—	359,449
Third-party managed	110,532	6,208	—	—	8,893	125,633
Transportation	48,808	23,598	213	969	—	73,588
Other	4,433	—	—	—	—	4,433
Total revenues (1)	683,826	107,905	15,164	4,895	8,893	820,683
Lease revenue (2)	10,774	82	—	—	—	10,856
Total revenues from contracts with all customers	$694,600	$107,987	$15,164	$4,895	$8,893	$831,539

	Six Months Ended June 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$209,337	$19,945	$7,827	$2,989	$—	$240,098
Warehouse services	253,305	59,766	8,216	1,882	—	323,169
Third-party managed	113,622	6,622	—	—	9,288	129,532
Transportation	46,998	28,260	373	1,603	—	77,234
Other	4,703	—	—	—	—	4,703
Total revenues (1)	627,965	114,593	16,416	6,474	9,288	774,736
Lease revenue (2)	11,073	—	—	—	—	11,073
Total revenues from contracts with all customers	$639,038	$114,593	$16,416	$6,474	$9,288	$785,809

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
As of June 30, 2019, the Company had $615.4 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 12% of these remaining performance obligations as revenue in 2019, an the remaining 88% to be recognized over a weighted average period of 17.1 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended June 30, 2019, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $207.3 million and $192.1 million as of June 30, 2019 and December 31, 2018, respectively, and $180.8 million and $198.3 million as of June 30, 2018 and December 31, 2017, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $18.8 million and $18.6 million as of June 30, 2019 and December 31, 2018, respectively, and $20.1 million and $18.8 million as of June 30, 2018 and December 31, 2017, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2019 and 2018 has been recognized as of June 30, 2019 and June 30, 2018, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of June 30, 2019, we operated a global network of 178 temperature-controlled warehouses encompassing 1.1 billion cubic feet, with 160 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. In addition, we hold a minority interest in a joint venture, which owns or operates 12 temperature-controlled warehouses located in China, or the China JV. We also own and operate a limestone quarry through a separate business segment.
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

•
Severance costs representing certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies, and reduction in workforce costs associated with exiting or selling non-strategic warehouses.

•
Equity acceleration costs representing the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification.

•	Non-offering related equity issuance expenses whether incurred through our initial public offering, follow-on offerings or secondary offerings.

•	Non-recurring public company implementation costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public reporting company.

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

Key Factors Affecting Our Business and Financial Results
Acquisitions
On May 1, 2019, we completed the acquisition of privately-held Chiller Holdco, LLC ("Cloverleaf") for a purchase price of approximately $1.25 billion, subject to a 60 day net working capital adjustment (the “Cloverleaf Acquisition”), utilizing the $1.21 billion net proceeds from our April 2019 follow-on offering and cash drawn from our senior unsecured revolving credit facility. Cloverleaf is a temperature-controlled warehousing company based in Sioux City, Iowa that consists of 22 facilities in nine states. Cloverleaf also generates income through a small component of transportation operations. Since the date of acquisition, we have reported the results of 21 facilities within our Warehouse segment, the results of one facility within our Third-Party Managed segment and the results of Cloverleaf's transportation operations within our Transportation segment.
Also, on May 1, 2019, we completed the acquisition of privately-held Lanier Cold Storage for approximately $82.6 million, subject to a 60 day net working capital adjustment, utilizing cash drawn from our senior unsecured revolving credit facility. Lanier Cold Storage consists of two temperature-controlled storage facilities in Georgia serving the poultry industry. Since the date of acquisition, we have reported the results of these facilities within our Warehouse segment.
Our results of operations for the three and six months ended June 30, 2019 includes two months of activity of the acquired companies. Refer to Note 3 of the Notes to the Condensed Consolidated Financial Statements for further information.
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
The following table shows a comparison of underlying average exchange rates of the foreign currencies that impacted our U.S. dollar-reported revenues and expenses during the periods discussed herein together with a comparison against the exchange rates of such currencies at the end of the applicable periods presented herein. The rates below represent the U.S. dollar equivalent of one unit of the respective foreign currency. Amounts presented in constant currency within our Results of Operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period, rather than the actual exchange rates in effect during the respective period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the reader to understand the impact of the underlying operations in addition to the impact of changing foreign exchange rates.

	Foreign exchange rates as of June 30, 2019	Average foreign exchange rates used to translate actual operating results for the three months ended June 30, 2019	Average foreign exchange rates used to translate actual operating results for the six months ended June 30, 2019	Foreign exchange rates as of June 30, 2018	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended June 30, 2019(1)	Prior period average foreign exchange rate used to adjust actual operating results for the six months ended June 30, 2019 (1)
Australian dollar	0.701	0.700	0.706	0.740	0.758	0.771
New Zealand dollar	0.671	0.662	0.672	0.677	0.703	0.714
Argentinian peso	0.024	0.023	0.024	0.034	0.044	0.046
Canadian dollar	0.765	0.748	0.750	0.761	0.772	0.779

(1)
Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

Focus on Our Operational Effectiveness and Cost Structure
We continuously seek to execute on various initiatives aimed at streamlining our business processes and reducing our cost structure, including: realigning and centralizing key business processes and fully integrating acquired assets and businesses; implementing standardized operational processes; integrating and launching new information technology tools and platforms; instituting key health, safety, leadership and training programs; and capitalizing on the purchasing power of our network. Through the realignment of our business processes, we have acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
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

Strategic Shift within Our Transportation Segment
In order to better focus our business on the operation of our temperature-controlled warehouses, we have undertaken a strategic shift in the solutions we provide in our transportation segment. Specifically, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, including traditional brokered transportation services, in favor of more profitable and value added programs, such as national and regional cross-dock, regional and multi-vendor consolidation service, and dedicated transportation services. We designed each of these programs to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased occupancy in our temperature-controlled warehouses.
Historically Significant Customer
For the three and six months ended June 30, 2019 and 2018, one customer accounted for more than 10% of our total revenues. For the three months ended June 30, 2019 and 2018, sales to this customer were $49.8 million and $54.0 million, respectively. For the six months ended June 30, 2019 and 2018, sales to this customer were $103.6 million and $106.3 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $45.9 million and $49.8 million represented reimbursements for certain expenses we incurred during the three months ended June 30, 2019 and 2018, respectively, and $95.9 million and $98.0 million for the six months ended June 30, 2019 and 2018, respectively, were offset by matching expenses included in our third-party managed cost of operations.
Occupancy of our Warehouses
Occupancy in our warehouses is an important driver of our financial results. Physical occupancy of an individual warehouse is impacted by a number of factors, including the type of warehouse (i.e., distribution, public, production advantaged or leased facility), specific customer needs in the markets served by the warehouse, timing of harvests or protein production for customers of the warehouse, the existence of leased but unoccupied pallets and the adverse effect of weather or market conditions on the customers of the warehouse. On a portfolio-wide basis, physical occupancy rates and warehouse revenues generally peak between mid-September and early December in connection with the holiday season and the peak harvest season in the United States. Physical occupancy rates and warehouse revenues on a portfolio-wide basis are generally the lowest during May and June. Our target occupancy across our warehouse portfolio varies by warehouse and warehouse type because our warehouses are configured to accommodate the individual needs of our customers. We generally regard approximately 85% average physical occupancy across our temperature-controlled warehouse portfolio as optimal, subject to relevant local market conditions and individual customer needs. We do not believe that a 100% occupancy rate is an ideal target for utilization of our warehouses because optimizing pallet throughput and efficient delivery of relevant value-added services require a certain amount of free pallet position capacity at all times in order to be able to efficiently place, store and retrieve products from pallet positions, particularly during periods of greatest occupancy or highest volume. Our physical occupancy metrics account for the physical holdings of our warehouses. As customers continue to transition to contracts that feature a fixed storage commitment, our economic occupancy may be greater than our physical occupancy, as our customers may have committed to, and be paying for, space that they are currently not physically occupying, but intend to physically occupy in the future.

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
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses for the three months ended June 30, 2019.

Total Warehouses	178
Same Store Warehouses (1)	138
Non-Same Store Warehouses (2)	28
Third-Party Managed Warehouses (3)	12
(1) During the second quarter of 2019, one warehouse in our portfolio was reclassified from the non-same store population to the same-store population as a result of achieving normalized operations.
(2) During the second quarter of 2019, we acquired 21 facilities in connection with the Cloverleaf Acquisition and two facilities in connection with the Lanier acquisition, all of which were added to the non-same store population. Additionally, the last of our idle warehouses in our non-same store population was sold during the second quarter of 2019.
(3) During the second quarter of 2019, in connection with the Cloverleaf Acquisition, one facility was added to the Third-Party Managed segment as a result of meeting the definition of this segment.
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses for the six months ended June 30, 2019.

Total Warehouses	178
Same Store Warehouses	137
Non-Same Store Warehouses (4)	29
Third-Party Managed Warehouses (5)	12
(4) During the second quarter of 2019, we acquired 21 facilities in connection with the Cloverleaf Acquisition and two facilities in connection with the Lanier acquisition, all of which were added to the non-same store population.
(5) During the second quarter of 2019, in connection with the Cloverleaf Acquisition, one facility was added to the Third-Party Managed segment as a result of meeting the definition of this segment.

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

Constant Currency Metrics
As discussed above under “Key Factors Affecting Our Business and Financial Results—Foreign Currency Translation Impact on Our Operations,” our consolidated revenues and expenses are subject to variations outside our control that are caused by the net effect of foreign currency translation on revenues generated and expenses incurred by our operations outside the United States. As a result, in order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we analyze our business performance based on certain constant currency reporting that represents current period results translated into U.S. dollars at the relevant average foreign exchange rates applicable in the comparable prior period. We believe that the presentation of constant currency results provides a measurement of our ongoing operations that is meaningful to investors because it excludes the impact of these foreign currency movements that we cannot control. Constant currency results are not measurements of financial performance under U.S. GAAP, and our constant currency results should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. The constant currency performance measures should not be considered a substitute for, or superior to, the measures of financial performance prepared in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2019 and 2018
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$142,026	$144,100	$125,333	13.3%	15.0%
Warehouse services	196,205	199,506	162,379	20.8%	22.9%
Total warehouse segment revenues	338,231	343,606	287,712	17.6%	19.4%

Power	20,311	20,713	18,631	9.0%	11.2%
Other facilities costs (2)	27,627	28,148	26,131	5.7%	7.7%
Labor	148,413	151,265	128,148	15.8%	18.0%
Other services costs (3)	28,063	28,439	23,967	17.1%	18.7%
Total warehouse segment cost of operations	224,414	228,565	196,877	14.0%	16.1%
Warehouse segment contribution (NOI)	$113,817	$115,041	$90,835	25.3%	26.6%

Warehouse rent and storage contribution (NOI) (4)	$94,088	$95,239	$80,571	16.8%	18.2%
Warehouse services contribution (NOI) (5)	$19,729	$19,802	$10,264	92.2%	92.9%

Total warehouse segment margin	33.7%	33.5%	31.6%	208 bps	191 bps
Rent and storage margin(6)	66.2%	66.1%	64.3%	196 bps	181 bps
Warehouse services margin(7)	10.1%	9.9%	6.3%	373 bps	360 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $3.1 million and $3.8 million, on an actual basis, for the second quarter of 2019 and 2018, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $2.5 million and $3.3 million, on an actual basis, for the second quarter of 2019 and 2018, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $338.2 million for the three months ended June 30, 2019, an increase of $50.5 million, or 17.6%, compared to $287.7 million for the three months ended June 30, 2018. On a constant currency basis, our warehouse segment revenues were $343.6 million for the three months ended June 30, 2019, an increase of $55.9 million, or 19.4%, from the three months ended June 30, 2018. Approximately $40.0 million of the increase, on an actual basis, was driven by the inclusion of two months of results from the addition of 23 facilities in the warehouse segment as a result of the Cloverleaf (21 facilities) and Lanier (two facilities) acquisitions, both of which closed on May 1, 2019, and the PortFresh acquisition (one facility), which closed on February 1, 2019. The remaining increase was also partially due to a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, the later timing of Easter in 2019, the incremental revenue from our expansion of the Rochelle, Illinois facility, the stabilization of the Clearfield, Utah facility in the fourth quarter of 2018 and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter 2018. The foreign currency translation of revenues earned by our foreign operations had a $5.4 million unfavorable impact during the three months ended June 30, 2019, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and Argentinian peso.
Warehouse segment cost of operations was $224.4 million for the three months ended June 30, 2019, an increase of $27.5 million, or 14.0%, compared to the three months ended June 30, 2018. On a constant currency basis, our warehouse segment cost of operations was $228.6 million for the three months ended June 30, 2019, an increase of $31.7 million, or 16.1%, from the three months ended June 30, 2018. Approximately $24.8 million of the increase, on an actual basis, was driven by two months of results of the additional 23 facilities in the warehouse segment we acquired in connection with the Cloverleaf and Lanier acquisitions, as well as full quarter results from the facility acquired in the PortFresh acquisition. Additionally, during the second quarter of 2018, our workers' compensation expense was favorably impacted by $1.0 million; this benefit did not repeat during the second quarter of 2019.Despite increases in our cost of operations related to acquisitions, the later timing of Easter in 2019, start up costs associated with our expansion of the Rochelle facility, inflation, workers' compensation, health care insurance expenses and incremental revenue, our ongoing efforts to enhance productivity and our energy efficiency initiatives are enabling us to improve our cost of operations as a percentage of our warehouse segment revenue. The foreign currency translation of expenses incurred by our foreign operations had a $4.2 million favorable impact during the three months ended June 30, 2019.
For the three months ended June 30, 2019, warehouse segment contribution (NOI), increased $23.0 million, or 25.3%, to $113.8 million for the second quarter of 2019 compared to $90.8 million for the second quarter of 2018. The foreign currency translation of our results of operations had a $1.2 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased 26.6%. Approximately $15.7 million of the increase, on an actual basis, was driven by the addition of 24 facilities in the warehouse segment as a result of the Cloverleaf, Lanier and PortFresh acquisitions. The remainder of the increase was driven by the later timing of Easter in 2019, transitioning to a more favorable customer mix, improvements in our commercial terms and operating efficiency gains driven by power savings and the leveraging of our fixed expenses which allowed us to generate higher contribution margins, despite the negative impacts of higher workers' compensation and health care insurance costs. Furthermore, we benefited from our active portfolio management which was impacted by the contribution from the stabilization of the Clearfield, Utah facility, the opening of the build-to-suit facility in Middleboro, Massachusetts and the exit of certain facilities in the prior year.

Same Store Analysis
We had 138 same stores for the three months ended June 30, 2019. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year. Amounts related to Cloverleaf, Lanier and PortFresh are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of same store sites	138		138	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$123,298	$125,336	$122,903	0.3%	2.0%
Warehouse services	164,209	167,510	160,287	2.4%	4.5%
Total same store revenues	287,507	292,846	283,190	1.5%	3.4%
Same store cost of operations:
Power	17,036	17,438	18,102	(5.9)%	(3.7)%
Other facilities costs	24,377	24,898	24,806	(1.7)%	0.4%
Labor	128,321	131,173	126,387	1.5%	3.8%
Other services costs	22,904	23,280	23,487	(2.5)%	(0.9)%
Total same store cost of operations	$192,638	$196,789	$192,782	(0.1)%	2.1%

Same store contribution (NOI)	$94,869	$96,057	$90,408	4.9%	6.2%
Same store rent and storage contribution (NOI)(2)	$81,885	$83,000	$79,995	2.4%	3.8%
Same store services contribution (NOI)(3)	$12,984	$13,057	$10,413	24.7%	25.4%

Total same store margin	33.0%	32.8%	31.9%	107 bps	88 bps
Same store rent and storage margin(4)	66.4%	66.2%	65.1%	132 bps	113 bps
Same store services margin(5)	7.9%	7.8%	6.5%	141 bps	130 bps

Number of non-same store sites	28		6	n/a	n/a
Non-same store revenues:
Rent and storage	$18,728	$18,764	$2,430	670.7%	672.2%
Warehouse services	31,996	31,996	2,092	1,429.4%	1,429.4%
Total non-same store revenues	50,724	50,760	4,522	1,021.7%	1,022.5%
Non-same store cost of operations:
Power	3,275	3,275	529	519.1%	519.1%
Other facilities costs	3,250	3,250	1,325	145.3%	145.3%
Labor	20,092	20,092	1,761	1,040.9%	1,040.9%
Other services costs	5,159	5,159	480	974.8%	974.8%
Total non-same store cost of operations	$31,776	$31,776	$4,095	676.0%	676.0%

Non-same store contribution (NOI)	$18,948	$18,984	$427	4,337.5%	4,345.9%
Non-same store rent and storage contribution (NOI)(2)	$12,203	$12,239	$576	2,018.6%	2,024.8%
Non-same store services contribution (NOI)(3)	$6,745	$6,745	$(149)	4,626.8%	4,626.8%

Total warehouse segment revenues	$338,231	$343,606	$287,712	17.6%	19.4%
Total warehouse cost of operations	$224,414	$228,565	$196,877	14.0%	16.1%
Total warehouse segment contribution	$113,817	$115,041	$90,835	25.3%	26.6%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
Units in thousands except per pallet and site number data - unaudited	2019	2018
Number of same store sites	138	138	n/a
Same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	2,235	2,333	(4.2)%
Average physical pallet positions	3,084	3,112	(0.9)%
Physical occupancy percentage	72.5%	75.0%	-249 bps
Same store rent and storage revenues per physical occupied pallet	$55.16	$52.67	4.7%
Constant currency same store rent and storage revenues per physical occupied pallet	$56.07	$52.67	6.4%

Economic occupancy(2)
Average occupied economic pallets	2,366	2,434	(2.8)%
Economic occupancy percentage	76.7%	78.2%	-148 bps
Same store rent and storage revenues per economic occupied pallet	$52.11	$50.50	3.2%
Constant currency same store rent and storage revenues per economic occupied pallet	$52.97	$50.50	4.9%

Same store warehouse services:
Throughput pallets (in thousands)	6,440	6,521	(1.2)%
Same store warehouse services revenues per throughput pallet	$25.50	$24.58	3.7%
Constant currency same store warehouse services revenues per throughput pallet	$26.01	$24.58	5.8%

Number of non-same store sites	28	6	n/a
Non-same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	401	50	708.5%
Average physical pallet positions	525	99	431.7%
Physical occupancy percentage	76.4%	50.2%

Economic occupancy(2)
Average economic occupied pallets	404	50	711.4%
Economic occupancy percentage	77.0%	50.5%

Non-same store warehouse services:
Throughput pallets (in thousands)	925	91	918.0%

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

Economic occupancy at our same stores was 76.7% for the three months ended June 30, 2019, a decrease of 148 basis points compared to 78.2% for the three months ended June 30, 2018. This change was the result of lower average physical occupancy, partially driven by the continued efforts to improve our commercial terms within our customers' contracts through fixed commitments which limits our ability to resell physically unoccupied space. Our second quarter 2019 economic occupancy at our same stores was 424 basis points higher than our corresponding average physical occupancy of 72.5%. The decrease of 249 basis points in average physical occupancy compared to 75.0% for the three months ended June 30, 2018 was driven by the timing and size of harvest, our customers production plans and our focus to optimize our warehouse network as previously discussed, and partially by normal course movement by our smaller market customers.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 4.7% period-over-period, primarily driven by a more favorable customer mix, and improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 6.4% period-over-period. The foreign currency translation of revenues incurred by our foreign operations had an unfavorable impact on this metric, largely driven by the strengthening of the U.S. dollar against the Australian dollar and Argentinian peso.
Throughput pallets at our same stores were 6.4 million pallets for the three months ended June 30, 2019, a decrease of 1.2% from 6.5 million pallets for the three months ended June 30, 2018. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 3.7% period-over-period primarily as a result of annual rate increases, a more favorably priced customer mix, and an increase in higher priced value-added services such as case-picking, blast freezing, and repackaging, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 5.8% from the three months ended June 30, 2018.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of managed sites	12		12	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$61,515	$61,986	$65,755	(6.4)%	(5.7)%
Third-party managed cost of operations	58,711	59,084	61,896	(5.1)%	(4.5)%
Third-party managed segment contribution	$2,804	$2,902	$3,859	(27.3)%	(24.8)%

Third-party managed margin	4.6%	4.7%	5.9%	-131 bps	-119 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $61.5 million for the three months ended June 30, 2019, a decrease of $4.2 million, or 6.4%, compared to $65.8 million for the three months ended June 30, 2018. On a constant currency basis, third-party managed revenues were $62.0 million for the three months ended June 30, 2019, a decrease of $3.8 million, or 5.7%, from the three months ended June 30, 2018. The decrease was due to lower business volume from our largest third-party managed customers in the United States and Australia and the impact of the managed site for which the contract expired and was not renewed during the first quarter of 2019. These decreases were partially offset by the addition of one managed site in connection with the Cloverleaf Acquisition on May 1, 2019.
Third-party managed cost of operations was $58.7 million for the three months ended June 30, 2019, a decrease of $3.2 million, or 5.1%, compared to $61.9 million for the three months ended June 30, 2018. On a constant currency basis, third-party managed cost of operations was $59.1 million for the three months ended June 30, 2019, a decrease of $2.8 million, or 4.5%, from the three months ended June 30, 2018. Third-party managed cost of operations decreased as a result of lower business volume and the expired contract described above.
Third-party managed segment contribution (NOI) was $2.8 million for the three months ended June 30, 2019, a decrease of $1.1 million, or 27.3%, compared to $3.9 million for the three months ended June 30, 2018. On a constant currency basis, third-party managed segment contribution (NOI) was $2.9 million for the three months ended June 30, 2019, a decrease of $1.0 million, or 24.8%. Decreased margins in this segment were primarily driven by reduced incentives associated with not achieving certain key performance incentive targets in the current year.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$36,492	$37,788	$38,889	(6.2)%	(2.8)%

Brokered transportation	25,842	26,837	28,840	(10.4)%	(6.9)%
Other cost of operations	6,444	6,618	6,463	(0.3)%	2.4%
Total transportation cost of operations	32,286	33,455	35,303	(8.5)%	(5.2)%
Transportation segment contribution (NOI)	$4,206	$4,333	$3,586	17.3%	20.8%

Transportation margin	11.5%	11.5%	9.2%	230 bps	225 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business, including multi-vendor consolidation offerings. Transportation revenues were $36.5 million for the three months ended June 30, 2019, a decrease of $2.4 million, or 6.2%, compared to $38.9 million for the three months ended June 30, 2018. The decrease was primarily driven by the exit of certain low-margin international transportation business, paired with the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Cloverleaf Acquisition on May 1, 2019, contributing approximately $2.4 million of revenue during the three months ended 2019, which was partially offset by the exit of certain less profitable programs as we continue to focus on our strategic shift. On a constant currency basis, transportation revenues were $37.8 million for the three months ended June 30, 2019, a decrease of $1.1 million, or 2.8%, from the three months ended June 30, 2018.
Transportation cost of operations was $32.3 million for the three months ended June 30, 2019, a decrease of $3.0 million, or 8.5%, compared to $35.3 million for the three months ended June 30, 2018. On a constant currency basis, transportation cost of operations was $33.5 million for the three months ended June 30, 2019, a decrease of $1.8 million, or 5.2%, from the three months ended June 30, 2018. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition on May 1, 2019.
Transportation segment contribution (NOI) was $4.2 million for the three months ended June 30, 2019, an increase of 17.3% compared to the three months ended June 30, 2018. Transportation segment margin increased 230 basis points from the three months ended June 30, 2018, to 11.5% from 9.2%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. The impact of the exit of certain international transportation business is not expected to have a material impact to the overall transportation segment contribution. Additionally, the impact of operations from the Cloverleaf Acquisition was nominal for the second quarter of 2019. On a constant currency basis, transportation segment contribution was $4.3 million for the three months ended June 30, 2019, an increase of 20.8% compared to the three months ended June 30, 2018.
Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
	2019	2018
	(Dollars in thousands)
Quarry revenues	$2,222	$2,311	(3.9)%
Quarry cost of operations	1,930	2,391	(19.3)%
Quarry segment contribution (NOI) / (loss)	$292	$(80)	n/m

Quarry margin	13.1%	(3.5)%	n/m
n/m: not meaningful
Quarry revenues were $2.2 million for the three months ended June 30, 2019, a decrease of $0.1 million, or 3.9%, compared to $2.3 million for the three months ended June 30, 2018. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers.
Quarry cost of operations was $1.9 million for the three months ended June 30, 2019, a decrease of $0.5 million, or 19.3%, compared to $2.4 million for the three months ended June 30, 2018. During the three months ended June 30, 2018, our quarry recognized worker's compensation expense of approximately $0.5 million, which did not repeat during the three months ended June 30, 2019, driving the significant improvement in cost of operations period-over-period.
Quarry segment contribution (NOI) was $0.3 million for the three months ended June 30, 2019, as compared to a loss of $0.1 million for the three months ended June 30, 2018, largely driven by the factors described above.

Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $32.7 million for the three months ended June 30, 2019, an increase of $4.9 million, or 17.7%, compared to $27.8 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, corporate-level selling, general and administrative expenses were 7.5% and 7.0%, respectively, of total revenues. Included in these amounts are business development expenses attributable to our customer on-boarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses was partially due to the Cloverleaf Acquisition, which contributed $2.6 million to the period-over-period increase. The increase was also driven by approximately $1.5 million of higher share-based compensation expense and $1.6 million of higher payroll and benefits expense period-over-period.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $18.0 million for the three months ended June 30, 2019, an increase of $18.2 million compared to the three months ended June 30, 2018. Included in these amounts are business acquisition related costs, litigation costs associated with material litigation charges, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses, non-recurring public company implementation costs and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the three months ended June 30, 2019, we incurred $15.0 million of acquisition related expenses primarily composed of a $10.0 million investment advisory fee, and also includes employee retention, professional fees and integration related costs in connection with the Cloverleaf and Lanier acquisitions. Additionally, we incurred $2.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and organizational transformation of our international operations. Litigation related professional fees, which did not stem from normal course business operations, totaled $0.5 million for the second quarter of 2019.
Impairment of long-lived assets. For the three months ended June 30, 2019, we recorded an asset impairment charge of $0.9 million related to certain international transportation assets which were idled and will no longer be used for a specific customer. Management determined that it does not intend to renew this customer agreement upon expiration. As a result, the Company recorded an impairment charge to write the assets down the assets no longer needed and used solely for this customer. Further, the exit of this business is not expected to materially impact our transportation segment contribution going forward.
Other Income and Expense
The following table presents other items of income and expense for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Change
	2019	2018	%
Other (expense) income:	(In thousands)
Interest expense	$(24,098)	$(22,929)	5.1%
Bridge loan commitment fees	(2,665)	—	100.0%
Interest income	2,405	1,109	116.9%
Foreign currency exchange gain	(83)	1,511	(105.5)%
Other (expense) income - net	(591)	33	n/m
n/m: not meaningful

Interest expense. Interest expense was $24.1 million for the three months ended June 30, 2019, an increase of $1.2 million, or 5.1%, compared to $22.9 million for the three months ended June 30, 2018. The increase was primarily due to the interest expense incurred in connection with the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. This increase was partially offset by the period-over-period reduction in interest expense as a result of multiple debt refinancing transactions during the fourth quarter of 2018. On average, the effective interest rate of outstanding debt has decreased from 5.43% in Q2 2018 to 4.89% in Q2 2019, however, outstanding principal has increased from the comparable period.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.7 million for the three months ended June 30, 2019. We obtained a bridge loan commitment to support the acquisition of Cloverleaf. The bridge loan facility ultimately did not need to be funded and accordingly we expensed the lender commitment and loan fee.
Interest income. Interest income of $2.4 million for the three months ended June 30, 2019 was substantially higher when compared to the $1.1 million reported for three months ended June 30, 2018. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. The increase in interest income is driven by a higher average cash balance period-over-period, paired with a higher interest rate of 2.5% earned during the second quarter of 2019 as compared to 1.8% during the second quarter of 2018.
Foreign currency exchange gain. We reported a foreign currency exchange loss of $0.1 million for the three months ended June 30, 2019 as compared to a $1.5 million foreign currency exchange gain for the three months ended June 30, 2018. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the second quarter of 2018 as the U.S. dollar strengthened against the Australian dollar during the three months ended June 30, 2018. This intercompany loan was refinanced in December 2018, and the Company entered into a cross-currency swap, eliminating foreign currency exchange gain/loss on the intercompany loan in future periods. The resulting foreign currency exchange gain for the second quarter of 2019 stems from other immaterial foreign currency denominated transactions.
Income Tax (Expense) Benefit
Income tax benefit for the three months ended June 30, 2019 was $0.9 million, which represented a change of $0.8 million from an income tax benefit of $0.1 million for the three months ended June 30, 2018. This change was driven by lower taxable income generated by our foreign and domestic subsidiaries.

Comparison of Results for the Six Months Ended June 30, 2019 and 2018
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,			Change
	2019 actual	2019 constant currency (1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	268,406	272,824	251,060	6.9%	8.7%
Warehouse services	359,440	366,905	323,169	11.2%	13.5%
Total warehouse segment revenues	$627,846	$639,729	$574,229	9.3%	11.4%

Power	35,382	36,311	34,745	1.8%	4.5%
Other facilities costs (2)	54,016	55,154	52,913	2.1%	4.2%
Labor	281,332	287,843	259,454	8.4%	10.9%
Other services costs (3)	52,480	53,379	46,712	12.3%	14.3%
Total warehouse segment cost of operations	423,210	432,687	393,824	7.5%	9.9%
Warehouse segment contribution (NOI)	$204,636	$207,042	$180,405	13.4%	14.8%

Warehouse rent and storage contribution (NOI) (4)	$179,008	$181,359	$163,402	9.6%	11.0%
Warehouse services contribution (NOI) (5)	$25,628	$25,683	$17,003	50.7%	51.0%

Total warehouse segment margin	32.6%	32.4%	31.4%	118 bps	95 bps
Rent and storage margin(6)	66.7%	66.5%	65.1%	161 bps	139 bps
Warehouse services margin(7)	7.1%	7.0%	5.3%	187 bps	174 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $6.3 million and $7.5 million, on an actual basis, for the six months ended June 30, 2019 and 2018, respectively.

(3)	Includes non-real estate rent expense of $6.0 million and $6.7 million, on an actual basis, for the six months ended June 30, 2019 and 2018, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $627.8 million for the six months ended June 30, 2019, an increase of $53.6 million, or 9.3%, compared to $574.2 million for the six months ended June 30, 2018. On a constant currency basis, our warehouse segment revenues were $639.7 million for the six months ended June 30, 2019, an increase of $65.5 million, or 11.4%, period-over-period. These increases were primarily driven by two months of results from the addition of 23 facilities in the warehouse segment as a result of the Cloverleaf (21 facilities) and Lanier (two facilities) acquisitions, both of which closed on May 1, 2019, and the PortFresh acquisition (one facility), which closed on February 1, 2019. The increase was also partially due to a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, the incremental revenue from our expansion of the Rochelle, Illinois facility, the stabilization of the Clearfield, Utah facility in the fourth quarter of 2018 and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter 2018, partially offset by the impact of one less business day in the first half of 2019 as compared to the first half of 2018. The foreign currency translation of revenues incurred by our foreign operations had a $11.9 million favorable impact during the six months ended June 30, 2019.
Warehouse segment cost of operations was $423.2 million for the six months ended June 30, 2019, an increase of $29.4 million, or 7.5%, compared to $393.8 million for the six months ended June 30, 2018. On a constant currency basis, our warehouse segment cost of operations was $432.7 million for the six months ended June 30, 2019, an increase of $38.9 million, or 9.9%, compared to $393.8 million for the six months ended June 30, 2018. The increase is primarily due to the incremental costs associated with the facilities acquired in the acquisitions of Cloverleaf, Lanier and PortFresh in the current year. Additionally, during the first half of 2018, our workers' compensation expense was favorably impacted by $2.1 million; this benefit did not repeat during the first half of 2019. Despite increases in our cost of operations related to start up costs associated with our expansion of the Rochelle facility, inflation, workers' compensation, health care insurance expenses and incremental revenue from acquired sites and legacy sites, our ongoing efforts on productivity improvements and energy efficiency initiatives are enabling us to maintain our cost of operations while increasing our warehouse segment revenues.
Warehouse segment contribution (NOI) was $204.6 million for the six months ended June 30, 2019, an increase of $24.2 million, or 13.4%, compared to $180.4 million for the six months ended June 30, 2018. On a constant currency basis, warehouse segment contribution was $207.0 million for the six months ended June 30, 2019, an increase of $26.6 million, or 14.8%, period-over-period. This increase is driven by the previously mentioned reasons including the acquisition of 23 facilities, our active portfolio management which includes transitioning to a more favorable customer mix and improvements in our commercial terms, the contribution from the stabilization of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts, the exit of certain facilities in the prior year, combined with net new business, operating efficiency gains driven by power savings and the leveraging of our fixed expenses which allowed us to generate higher contribution margins in our warehouse segment during the six months ended 2019 compared to the same period in 2018 despite the negative impacts of higher workers' compensation and health care insurance costs.

Same Store Analysis
We had 137 same stores for the six months ended June 30, 2019. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from year to year. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2019 and 2018. Amounts related to Cloverleaf, Lanier and PortFresh are reflected within non-same store results.

	Six Months Ended June 30,			Change
	2019 actual	2019 constant currency (1)	2018 actual	Actual	Constant currency
Number of same store sites	137		137	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$245,148	$249,530	$244,576	0.2%	2.0%
Warehouse services	323,663	331,128	318,798	1.5%	3.9%
Total same store revenues	568,811	580,658	563,374	1.0%	3.1%
Same store cost of operations:
Power	31,720	32,649	33,745	(6.0)%	(3.2)%
Other facilities costs	49,535	50,674	49,931	(0.8)%	1.5%
Labor	258,277	264,788	255,852	0.9%	3.5%
Other services costs	46,684	47,583	45,863	1.8%	3.8%
Total same store cost of operations	$386,216	$395,694	$385,391	0.2%	2.7%

Same store contribution (NOI)	$182,595	$184,964	$177,983	2.6%	3.9%
Same store rent and storage contribution (NOI)(2)	$163,893	$166,207	$160,900	1.9%	3.3%
Same store services contribution (NOI)(3)	$18,702	$18,757	$17,083	9.5%	9.8%

Total same store margin	32.1%	31.9%	31.6%	51 bps	26 bps
Same store rent and storage margin(4)	66.9%	66.6%	65.8%	107 bps	82 bps
Same store services margin(5)	5.8%	5.7%	5.4%	42 bps	31 bps

Number of non-same store sites	29		7	n/a	n/a
Non-same store revenues:
Rent and storage	$23,258	$23,294	$6,484	258.7%	259.3%
Warehouse services	35,777	35,777	4,371	718.5%	718.5%
Total non-same store revenues	59,035	59,071	10,855	443.9%	444.2%
Non-same store cost of operations:
Power	3,662	3,662	1,000	266.2%	266.2%
Other facilities costs	4,481	4,480	2,982	50.3%	50.2%
Labor	23,055	23,055	3,602	540.1%	540.1%
Other services costs	5,796	5,796	849	582.7%	582.7%
Total non-same store cost of operations	$36,994	$36,993	$8,433	338.7%	338.7%

Non-same store contribution (NOI)	$22,041	$22,078	$2,422	810.0%	811.6%
Non-same store rent and storage contribution (NOI)(2)	$15,115	$15,152	$2,502	504.1%	505.6%
Non-same store services contribution (NOI)(3)	$6,926	$6,926	$(80)	8,757.5%	8,757.5%

Total warehouse segment revenues	$627,846	$639,729	$574,229	9.3%	11.4%
Total warehouse cost of operations	$423,210	$432,687	$393,824	7.5%	9.9%
Total warehouse segment contribution	$204,636	$207,042	$180,405	13.4%	14.8%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Six Months Ended June 30,		Change
Unit in thousands, except per pallet and site number data - unaudited	2019	2018
Number of same store sites	137	137	n/a
Same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets (in thousands)	2,237	2,331	(4.0)%
Average physical pallet positions (in thousands)	3,055	3,077	(0.7)%
Physical occupancy percentage	73.2%	75.8%	-255 bps
Same store rent and storage revenues per physical occupied pallet	$109.60	$104.93	4.5%
Constant currency same store rent and storage revenues per physical occupied pallet	$111.56	$104.93	6.3%

Economic occupancy(2)
Average occupied economic pallets	2,367	2,436	(2.9)%
Economic occupancy percentage	77.5%	79.2%	-172 bps
Same store rent and storage revenues per economic occupied pallet	$103.58	$100.39	3.2%
Constant currency same store rent and storage revenues per economic occupied pallet	$105.43	$100.39	5.0%

Same store warehouse services:
Throughput pallets (in thousands)	12,814	13,070	(2.0)%
Same store warehouse services revenues per throughput pallet	$25.26	$24.39	3.6%
Constant currency same store warehouse services revenues per throughput pallet	$25.84	$24.39	5.9%

Number of non-same store sites	29	7	n/a
Non-same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	267	84	217.4%
Average physical pallet positions	340	135	152.2%
Physical occupancy percentage	78.4%	62.3%

Economic occupancy(2)
Average economic occupied pallets	$270	$86	214.4%
Economic occupancy percentage	79.5%	63.7%	1574 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	1,063	185	473.3%

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

(2)
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitment specified in each customer's contract, and subtracting the physical pallet positions.

Economic occupancy at our same stores was 77.5% for the six months ended June 30, 2019, a decrease of 172 basis points compared to 79.2% for the six months ended June 30, 2018. This change was the result of lower average physical occupancy, partially driven by the continued efforts to improve our commercial terms within our customers' contracts through fixed commitments which limits our ability to resell physically unoccupied space. Our economic occupancy at our same stores for the six months ended June 30, 2019 was 426 basis points higher than our corresponding average physical occupancy of 73.2%. The decrease of 255 basis points in average physical occupancy compared to 75.8% for the six months ended June 30, 2018 was driven by the timing and size of harvest, our customers production plans and our focus to optimize our warehouse network as previously discussed, and partially by normal course movement by our smaller market customers.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 4.5% period-over-period, primarily driven by a more favorable customer mix and improvements in our commercial terms and contractual rate escalations. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was 6.3% period-over-period largely driven by the strengthening of the U.S. dollar against the Argentinian peso.
Throughput pallets at our same stores were 12.8 million for the six months ended June 30, 2019, a decrease of 2.0% from 13.1 million pallets for the six months ended June 30, 2018. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 3.6% period-over-period primarily as a result of an increase in higher priced repackaging, blast freezing, and case-picking warehouse services and, in part, a favorable net effect of foreign currency translation as the increase in warehouse services revenues from our foreign operations was greater than the increase from the same revenues stream at our domestic operations. On a constant currency basis, our same store services revenues per throughput pallet increased 5.9% period-over-period.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,			Change
	2019 actual	2019 constant currency (1)	2018 actual	Actual	Constant currency
Number of managed sites	12		12
	(Dollars in thousands)
Third-party managed revenues	$125,651	$126,658	$129,632	(3.1)%	(2.3)%
Third-party managed cost of operations	119,588	120,398	121,995	(2.0)%	(1.3)%
Third-party managed segment contribution	$6,063	$6,260	$7,637	(20.6)%	(18.0)%

Third-party managed margin	4.8%	4.9%	5.9%	-107 bps	-95 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $125.7 million for the six months ended June 30, 2019, a decrease of $4.0 million, or 3.1%, compared to $129.6 million for the six months ended June 30, 2018. On a constant currency basis, third-party managed revenues were $126.7 million for the six months ended June 30, 2019, a decrease of $3.0 million, or 2.3%, period-over-period. The decrease is primarily due to lower business volume from our largest third-party manged customers in the United States and Australia, paired with the loss of revenue from a managed site for which the contract expired and was not renewed during the first quarter of 2019. These decreases were partially offset by the addition of one managed site in connection with the Cloverleaf Acquisition on May 1, 2019.
Third-party managed cost of operations was $119.6 million for the six months ended June 30, 2019, a decrease of $2.4 million, or 2.0%, compared to $122.0 million for the six months ended June 30, 2018. On a constant currency basis, third-party managed cost of operations was $120.4 million for the six months ended June 30, 2019, a decrease of $1.6 million, or 1.3%, period-over-period. For the six months ended June 30, 2018, third-party managed cost of operations decreased as a result of lower business volume and the expired contract, and partially offset by the costs associated with the Cloverleaf Acquisition, as described above.
Third-party managed segment contribution (NOI) was $6.1 million for the six months ended June 30, 2019, a decrease of $1.6 million, or 20.6%, compared to $7.6 million for the six months ended June 30, 2018. On a constant currency basis, third-party managed segment contribution (NOI) was $6.3 million for the six months ended June 30, 2019, a decrease of $1.4 million, or 18.0%. Decreased margins in this segment were primarily driven by reduced incentives associated with not achieving certain key performance incentive targets in the current year.
Transportation Segment
The following table presents the operating results of our transportation segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,			Change
	2019 actual	2019 constant currency (1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$73,588	$76,715	$77,234	(4.7)%	(0.7)%

Brokered transportation	53,189	55,463	56,961	(6.6)%	(2.6)%
Other cost of operations	11,837	12,335	13,093	(9.6)%	(5.8)%
Total transportation cost of operations	65,026	67,798	70,054	(7.2)%	(3.2)%
Transportation segment contribution (NOI)	$8,562	$8,917	$7,180	19.2%	24.2%

Transportation margin	11.6%	11.6%	9.3%	234 bps	233 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including, consolidation offerings. Transportation revenues were $73.6 million for the six months ended June 30, 2019, a decrease of $3.6 million, or 4.7%, compared to $77.2 million for the six months ended June 30, 2018. On a constant currency basis, transportation revenues were $76.7 million for the six months ended June 30, 2019, a decrease of $0.5 million, or 0.7%, period-over-period. The decrease was primarily due to exit of certain low-margin international transportation business and the unfavorable impact of foreign currency translation from our international operations. The decrease is partially offset by the revenue associated with transportation operations from the Cloverleaf Acquisition on May 1, 2019.
Transportation cost of operations was $65.0 million for the six months ended June 30, 2019, a decrease of $5.0 million, or 7.2%, compared to $70.1 million for the six months ended June 30, 2018. On a constant currency basis, transportation cost of operations was $67.8 million for the six months ended June 30, 2019, a decrease of $2.3 million, or 3.2%, period-over-period. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $8.6 million for the six months ended June 30, 2019, an increase of 19.2% compared to the six months ended June 30, 2018. Transportation segment margin increased 234 basis points period-over-period, to 11.6% from 9.3%. On a constant currency basis, transportation segment contribution was $8.9 million for the six months ended June 30, 2019, an increase of 24.2%, period-over-period. The overall increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. The impact of operations from the Cloverleaf Acquisition was nominal for the first half of 2019.
Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
	2019	2018
	(Dollars in thousands)
Quarry revenues	$4,454	$4,714	(5.5)%
Quarry cost of operations	3,918	4,448	(11.9)%
Quarry segment contribution (NOI)	$536	$266	101.5%

Quarry margin	12.0%	5.6%	n/m
n/m: not meaningful
Quarry revenues were $4.5 million for the six months ended June 30, 2019, a decrease of $0.3 million, or 5.5%, compared to $4.7 million for the six months ended June 30, 2018. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $3.9 million for the six months ended June 30, 2019, a decrease of $0.5 million, or 11.9%, compared to $4.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2018, the quarry recognized workers’ compensation expense of approximately $0.5 million related to a current realized claim, with no such cost incurred in 2019.
Quarry segment contribution (NOI) was $0.5 million for the six months ended June 30, 2019, as compared to NOI of $0.3 million for the six months ended June 30, 2018, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $63.8 million for the six months ended June 30, 2019, an increase of $7.9 million, or 14.2%, compared to $55.9 million for the six months ended June 30, 2018. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses was partially due to the Cloverleaf Acquisition, which contributed $2.6 million to the period-over-period increase. The increase was also driven by higher share-based compensation expense, higher payroll and benefits expense and higher legal and professional fees as a result of being a public company. Included in corporate-level selling, general and administrative expense for the six months ended June 30, 2019, were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. For the six months ended June 30, 2019 and 2018, corporate-level selling, general and administrative expenses were 7.7% and 7.1%, respectively, of total revenues.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $26.5 million for the six months ended June 30, 2019, an increase of $22.9 million compared to $3.6 million for the six months ended

June 30, 2018. Included in these amounts are business acquisition related costs, litigation costs associated with material litigation charges, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses, non-recurring public company implementation costs and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. During the six months ended June 30, 2019, we incurred $10 million in investment advisory fees related to the Cloverleaf and Lanier acquisitions. In addition, we incurred $4.9 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees, and $2.0 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and organizational transformation of our international operations. We also incurred $1.3 million of costs in connection with the secondary offering of common shares on behalf of our significant shareholders in March 2019, for which we received no proceeds. Other professional fees incurred in connection with potential mergers, acquisitions and integration related costs totaled $6.5 million for the six months ended June 30, 2019, and litigation related professional fees incurred totaled $1.4 million for the first half of 2019. This increase is partially offset by $2.0 million incurred in the first half of 2018 related to the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan and $1.2 million for the non-offering related equity issuance expenses incurred in connection with the IPO.
Impairment of long-lived assets. For the six months ended June 30, 2019, we recorded an impairment charge of $13.5 million. During the first quarter of 2019, management and our Board of Trustees formally approved the "Atlanta Major Market Strategy" plan which includes the partial redevelopment of an existing warehouse facility. The partial redevelopment requires the demolition of 75% of the current warehouse, which is unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, we recorded an impairment charge of $9.6 million. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. As previously discussed, during the second quarter of 2019, management determined that certain international transportation related assets were going to be idled and we recorded an impairment charge of $0.9 million as a result.
Other Income and Expense
The following table presents other items of income and expense for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Change
	2019	2018	%
Other (expense) income:	(In thousands)
Interest expense	$(45,674)	$(47,424)	(3.7)%
Bridge loan commitment fees	(2,665)	—	100.0%
Interest income	3,408	1,733	96.7%
Loss on debt extinguishment and modification	—	(21,385)	n/m
Foreign currency exchange (loss) gain	(23)	2,191	n/m
Other (expense) income - net	(758)	89	n/m
n/m: not meaningful

Interest expense. Interest expense was $45.7 million for the six months ended June 30, 2019, a decrease of $1.8 million, or 3.7%, compared to $47.4 million for the six months ended June 30, 2018. Overall, interest expense decreased primarily as a result of multiple debt refinancing transactions during the fourth quarter of 2018, partially offset by the interest expense incurred in connection with the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. On average, the effective interest rate of outstanding debt has decreased from 5.41% in the first half of 2018 to 5.00% in the first half of 2019 resulting in a decrease period-over-period. This decrease is partially offset due to the increase in the average outstanding principal from the comparable period.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.7 million for the six months ended June 30, 2019. We obtained a bridge loan commitment to support the acquisition of Cloverleaf. The bridge loan facility ultimately did not need to be funded and accordingly we expensed the lender commitment and loan fee.
Interest income. Interest income of $3.4 million for the six months ended June 30, 2019 was approximately $1.7 million higher when compared to the $1.7 million reported for six months ended June 30, 2018. This increase was primarily driven by the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. The increase in interest income is driven by a higher average cash balance period-over-period, paired with a higher interest rate of 2.5% earned during the first half of 2019 as compared to 1.6% during the first half of 2018.
Loss on debt extinguishment and modification. During the six months ended June 30, 2018, we recognized a $21.4 million charge primarily to write-off unamortized debt issuance costs in connection with the refinancing of our 2015 Senior Secured Credit Facilities. A nominal portion of that charge includes certain financing costs we incurred in connection with the issuance of our 2018 Senior Secured Credit Facilities that could not be capitalized. No such costs were incurred during the first half of 2019.
Foreign currency exchange gain (loss). We reported a foreign currency exchange loss of $0.1 million for the six months ended June 30, 2019 as compared to a $2.2 million foreign currency exchange gain for the six months ended June 30, 2018. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the six months ended June 30, 2018, as the U.S. dollar strengthened against the Australian dollar as compared to the six months ended June 30, 2017. This intercompany loan was refinanced in December 2018, and the Company entered into a cross-currency swap, eliminating foreign currency exchange gain/loss on the intercompany loan in future periods. The resulting foreign currency exchange gain for the first half of 2019 stems from other immaterial foreign currency denominated transactions.
Income Tax Benefit (Expense)
Income tax benefit for the six months ended June 30, 2019 was $0.4 million, which represented a change of $0.2 million from an income tax benefit of $0.2 million for the six months ended June 30, 2018. The driver of this change resulted from lower taxable earnings at our foreign and domestic subsidiaries.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate asset impairment, non-offering related equity issuance expenses, non-recurring public company implementation costs, stock-based compensation expense for the IPO retention grants, severance, reduction in workforce costs and equity acceleration, acquisition, diligence and integration related costs, terminated site operations costs, bridge loan commitment fees, litigation and other related settlements, loss on debt extinguishment and modification, and foreign currency exchange gain or loss. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of recurring maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.

We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, pension withdrawal liability and above or below market leases, straight-line net rent, provision or benefit from deferred income taxes, stock-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, excluding IPO grants, non-real estate depreciation, depletion or amortization (including in respect of the China JV), and recurring maintenance capital expenditures. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,891	$29,406	$262	$20,766
Adjustments:
Real estate related depreciation and depletion	28,518	21,764	51,183	43,938
Net loss (gain) on sale of depreciable real estate	34	(8,384)	34	(8,384)
Net loss on asset disposals	—	—	138	—
Impairment charges on certain real estate assets	—	747	12,555	747
Real estate depreciation on China JV	269	242	558	511
NAREIT Funds from operations	33,712	43,775	64,730	57,578
Less distributions on preferred shares of beneficial interest	—	—	—	(1,818)
NAREIT Funds from operations applicable to common shareholders	$33,712	$43,775	$64,730	$55,760
Adjustments:
Net loss (gain) on sale of non-real estate assets	167	(390)	49	(535)
Non-real estate asset impairment	930	—	930	—
Non-offering related equity issuance expenses (a)	(164)	—	1,347	1,242
Non-recurring public company implementation costs (g)	—	162	—	162
Acquisition, diligence and integration costs (b)	15,014	51	16,455	51
Stock-based compensation expense, IPO grants	556	965	1,163	1,930
Severance, reduction in workforce costs, and equity acceleration (c)	2,641	—	6,934	11
Terminated site operations costs (d)	6	66	344	66
Litigation and other related settlement costs (e)	467	—	1,377	—
Bridge loan commitment fees	2,665	—	2,665	—
Loss on debt extinguishment and modification	—	—	—	21,385
Foreign currency exchange loss (gain)	83	(1,511)	23	(2,191)
Core FFO applicable to common shareholders	$56,077	$43,118	$96,017	$77,881
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,522	1,556	2,978	3,230
Amortization of below/above market leases	38	38	76	76
Straight-line net rent	(151)	(26)	(288)	(31)
Deferred income taxes benefit	(3,352)	(1,449)	(4,412)	(2,605)
Stock-based compensation expense, excluding IPO grants	2,628	701	4,660	4,254
Non-real estate depreciation and amortization	11,919	7,287	19,350	14,520
Non-real estate depreciation and amortization on China JV	107	143	209	299
Recurring maintenance capital expenditures (f)	(10,734)	(11,563)	(16,221)	(17,946)
Adjusted FFO applicable to common shareholders	$58,054	$39,805	$102,369	$79,678

(a)
Represents one-time costs and professional fees associated with secondary offerings on behalf of selling shareholders and non-offering related expenses in connection with the IPO in 2018 and the April 2019 follow-on offering.

(b)
Represents costs associated with mergers and acquisition activity including: advisory, legal, accounting, valuation and other professional or consulting fees. Acquisition expense includes key employee retention costs. Integration costs include pre- and post-acquisition costs of work performed to facilitate integration into the Company’s "Americold Operating System" (AOS), information systems and processes. The majority of integration costs consist of professional service fees.

(c)
Represents certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies, reduction in workforce costs associated with exiting or selling non-

strategic warehouses, and accelerated expense for stock awards that vest in advance of the original vesting date due to executive termination and trustee resignation.

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

(e)	Represents costs associated with litigation charges outside of the normal course of business including professional service fees and settlement amounts.

(f)
Recurring maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

(g)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

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

We also calculate our Core EBITDA as EBITDAre further adjusted for impairment charges on intangible and long-lived assets, severance, reduction in workforce costs and equity acceleration, terminated site operations costs, non-offering related equity issuance expenses, non-recurring public company implementation costs, acquisition, diligence and integration related costs, bridge loan commitment fees, litigation and other related settlements, loss on debt extinguishment and modification, stock-based compensation expense, foreign currency exchange gain or loss, loss or gain on other asset disposals, loss on partially owned entities, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$4,891	$29,406	$262	$20,766
Adjustments:
Depreciation, depletion and amortization	40,437	29,051	70,533	58,459
Interest expense	24,098	22,929	45,674	47,424
Income tax benefit	(906)	(126)	(418)	(215)
Loss (gain) on disposal of depreciated property	34	(8,384)	34	(8,384)
Adjustment to reflect share of EBITDAre of partially owned entities	592	592	1,207	1,149
NAREIT EBITDAre	$69,146	$73,468	$117,292	$119,199
Adjustments:
Severance, reduction in workforce costs, and equity acceleration(d)	2,641	—	6,936	11
Terminated site operations cost	6	66	344	66
Non-offering related equity issuance expenses (a)	(164)	—	1,347	1,242
Non-recurring public company implementation costs (e)	—	162	—	162
Acquisition, diligence, and integration costs (b)	15,014	51	16,455	51
Litigation and other related settlement costs (c)	467	—	1,377	—
Bridge loan commitment fees	2,665	—	2,665	—
Loss (income) from investments in partially owned entities	68	(252)	(54)	(112)
Impairment of long-lived assets	930	747	13,485	747
Loss (gain) on foreign currency exchange	83	(1,511)	23	(2,191)
Stock-based compensation expense	3,185	1,663	5,824	6,184
Loss on debt extinguishment and modification	—	—	—	21,385
Loss (gain) on other asset disposals	168	(170)	188	(307)
Reduction in EBITDAre from partially owned entities	(592)	(592)	(1,207)	(1,149)
Core EBITDA	$93,617	$73,632	$164,675	$145,288

(a)
Represents one-time costs and professional fees associated with secondary offerings on behalf of selling shareholders and non-offering related expenses in connection with the IPO in 2018 and the April 2019 follow-on offering.

(b)
Represents costs associated with mergers and acquisition activity including: advisory, legal, accounting, valuation and other professional or consulting fees. Acquisition expense includes key employee retention costs. Integration costs include pre- and post-acquisition costs of work performed to facilitate integration into the Company’s AOS, information systems and processes. The majority of integration costs consist of professional service fees.

(c)	Represents costs associated with litigation charges outside of the normal course of business including professional service fees and settlement amounts.

(d)
Represents certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies, reduction in workforce costs associated with exiting or selling non-strategic warehouses, and accelerated expense for stock awards that vest in advance of the original vesting date due to executive termination and trustee resignation.

(e)	Represents one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

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

Our Parent Company issues public equity from time to time, but generally does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the operating partnership. Our Parent Company itself does not hold any indebtedness other than guarantees of the indebtedness of our operating partnership and certain of its subsidiaries, and its only material asset is its ownership of partnership interests of our operating partnership. Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of our Parent Company and our operating partnership are the same on their respective financial statements. However, all debt is held directly or indirectly at the operating partnership level. Our Parent Company’s principal funding requirement is the payment of dividends on its common and preferred shares. Our Parent Company’s principal source of funding for its dividend payments is distributions it receives from our operating partnership.

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

Our Parent Company is a well-known seasoned issuer with an effective shelf registration statement filed on February 25, 2019, which allows our Parent Company to register an indeterminate amount of common shares. As circumstances warrant, our Parent Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would generally be contributed to our operating partnership in exchange for additional equity interests in our operating partnership. Our operating partnership may use the proceeds for general business purposes, which may include the repayment of outstanding indebtedness, the funding of development, expansion and acquisition opportunities and to increase working capital.

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
Our Parent Company declared the following dividends on its common and preferred shares during the six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

Six Months Ended June 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$—	$28,218	$—
December(a)				(127)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January				7	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	—	30,235	—
March(b)				(142)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				15	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.200	38,764	—	—	—
		$68,999		$58,206

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

(b)	Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

Six Months Ended June 30, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.1875	27,250	—	—	—
		$48,686		$21,377

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last Participating and Fixed Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.
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
We currently expect that our principal sources of funding for working capital, facility acquisitions, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•	current cash balances;

•	cash flows from operations;

•	our 2018 and 2019 equity forward agreements;

•	borrowings under our 2018 Senior Secured Credit Facilities; and

•	other forms of secured or unsecured debt financings and equity offerings.
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
Our bad debt expense was $0.2 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we maintained bad debt allowances of approximately $4.9 million, which we believed to be adequate.
Distributions
All distributions on our units are at the discretion of our Parent Company's Board of Trustees. During the six months months ended June 30, 2019 and 2018, our operating partnership declared and paid the following distributions (in thousands):

Six Months Ended June 30, 2019
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
December (2018)/January	$—	$28,098
March/April	30,235	30,108
June/July	38,764	—
	$68,999	$58,206

Six Months Ended June 30, 2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
March/April	20,145	20,165
March (b)	—	(79)
June/July	27,250	—
	$50,637	$23,328

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

(b)	Distribution equivalents declared in March and included in the $20.1 million, accrued on unvested restricted stock units to be paid when the awards vest.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of June 30, 2019 and December 31, 2018.

				June 30, 2019		December 31, 2018
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of June 30, 2019	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$184,722	$187,492	$187,957	$184,667
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,350	70,000	67,900
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,320	32,000	31,120
Total 2013 Mortgage Loans				286,722	290,162	289,957	283,687

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	215,000	200,000	202,500
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	433,000	400,000	407,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.16%	350,000	361,375	—	—
Total Senior Unsecured Notes				950,000	1,009,375	600,000	609,500

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.45%	4.30%	475,000	476,188	475,000	472,625

Installment Notes Payable
New Market Tax Credit
Enterprise SUB-CDE XII, LLC	4/2045	1.00%	4.65%	4,100	4,100	—	—
Enterprise SUB-CDE XIX, LLC	4/2045	1.73%	4.63%	3,400	3,400	—	—
CIF III, LLC	4/2045	1.53%	4.66%	4,000	4,000	—	—
CNMC SUB-CDE 61, LLC	4/2045	1.00%	4.88%	1,800	1,800	—	—
Installment notes payable				13,300	13,300	—	—

Total principal amount of indebtedness				$1,725,022	$1,789,025	$1,364,957	$1,365,812
Less: deferred financing costs				(14,499)	n/a	(13,943)	n/a
Total indebtedness, net of unamortized deferred financing costs				$1,710,523	$1,789,025	$1,351,014	$1,365,812

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+1.45%	0.36%	$—	$—	$—	$—

(1)	References in this table to L are references to one-month LIBOR.

(2)
The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 4.89% and 5.04% as of June 30, 2019 and December 31, 2018, respectively.

2018 Recast Credit Facility
On December 4, 2018, we entered into a recast credit agreement ("2018 Senior Unsecured Revolving Credit Facility") to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii)

decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method.

As of June 30, 2019, $4.2 million of unamortized debt issuance costs related to the revolving credit facility is included in "Other assets" in the accompanying condensed consolidated balance sheet.

Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Secured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets, ground, capital and operating leased assets, with credit given for income from third-party managed warehouses. At June 30, 2019, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $4.2 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $2.5 billion.
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
Our 2018 Recast Credit Facility is fully recourse to our operating partnership. As of June 30, 2019, the Company was in compliance with all debt covenants.
There were $29.2 million and $29.6 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of June 30, 2019 and December 31, 2018, respectively.
Series A, B and C Senior Unsecured Notes
On April 26, 2019, the Company priced a debt private placement transaction consisting of $350 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 ("Series C"). The transaction closed on May 7, 2019. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment will include interest accrued since May 7, 2019. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf Acquisition.

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

The Series A, Series B, and Series C senior notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.

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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of June 30, 2019 was 1.72x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.

New Market Tax Credit

On May 1, 2019, the Company acquired notes receivable and assumed notes payable in connection with the Cloverleaf Acquisition, with preliminary fair values of $11.0 million and $13.3 million, respectively. The fair value of both the notes receivable and notes payable are less than their carrying values of $14.9 million and $20.6 million, respectively, due to their below market interest rates.

These financing arrangements were originated by Cloverleaf in 2015 to monetize state and federal tax credits related to the construction of a cold storage warehouse in Monmouth, Illinois. The New Market Tax Credit ("NMTC") program was provided for in the Community Renewal Tax Relief Act of 2000 (the "Act") and is intended to induce capital investment in qualified lower income communities.

The structure of the financing arrangement is such that Cloverleaf loaned money to investment funds into which tax credit investors also made capital contributions. The tax credit investors receive the benefit of the resulting tax credits in exchange for their capital contributions to the investment funds. Tax credits were generated through contribution of the investment fund’s proceeds into special purpose entities having authority from the U.S. Department of Treasury to receive tax credits in exchange for qualifying investments. These entities, known as a Community Development Entities (“CDE”), made qualifying investments in the Monmouth, Illinois cold storage facility in the form loans payable by Cloverleaf.

The note receivables are due from Enterprise IL NMTC Fund I, LLC ("Enterprise NMTC") and Chase NMTC Cloverleaf ASP Investment Fund, LLC ("Chase NMTC"). The Enterprise NMTC and Chase NMTC notes receivable have fixed interest rates of 1.1% and 1.5%, respectively, and implied interest rates are 3.7% and 3.4%, respectively. Interest income associated with the notes receivable is required to be paid to Americold quarterly. Annual payment receipts through 2022 are $0.2 million, with subsequent payment receipts, inclusive of principal repayment, increasing to $0.8 million until maturity in 2045. The notes receivable due from Enterprise NMTC and Chase NMTC are recorded in Other assets in the condensed consolidated balance sheet.

The installment notes payable with Enterprise Sub-CDE XII, LLC, Enterprise Sub-CDE XIX, LLC, CIF II, LLC and CNMC Sub-CDE 61, LLC have fixed interest rates ranging between 1.0% and 1.7% and implied interest rates ranging between 4.6% and 4.9%. Interest expense associated with the notes payable is required to be paid quarterly. Annual payments through 2022 are $0.3 million, with subsequent payments, inclusive of principal repayment, increasing to $1.0 million until maturity of the notes. The lenders have the option to accelerate certain of the notes in April 2022. The installment notes payable related to NMTC are recorded in Mortgage notes, senior unsecured notes, term loan, and notes payable in the condensed consolidated balance sheet. As of June 30, 2019, the amount of restricted cash associated with the New Market Tax Credit notes was $0.5 million.
Debt Covenants

Our senior unsecured credit facility, the senior unsecured notes, and mortgage loan require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and our ability to enter into certain types of transactions or exposures in the normal course of business. As of June 30, 2019, we were in compliance with all debt covenants.

Recurring Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic and preventative approach to recurring maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$7,817	$9,505	$12,302	$15,314
Personal property	1,554	867	1,724	1,120
Information technology	1,363	1,191	2,195	1,513
Total recurring maintenance capital expenditures	$10,734	$11,563	$16,221	$17,947

Total recurring maintenance capital expenditures per cubic foot	$0.010	$0.013	$0.015	$0.019

Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$6,580	$4,971	$11,889	$10,168
Personal property	8,125	7,811	16,021	15,803
Total repair and maintenance expenses	$14,705	$12,782	$27,910	$25,971

Repair and maintenance expenses per cubic foot	$0.014	$0.014	$0.026	$0.028

External Growth, Expansion and Development Capital Expenditures
External growth expenditures represent asset acquisitions or business combinations. Expansion and development capital expenditures are capitalized investments made to support both our customers and our warehouse expansion and development initiatives. It also includes investments in enhancing our information technology platform. Examples of growth and expansion capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions, acquisitions of reusable incremental material handling equipment, and implementing energy efficiency projects, such as LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, rapid-close doors and alternative-power generation technologies. Examples of growth and expansion capital expenditures to enhance our information technology platform include expenditures related to the delivery of new systems and software and customer interface functionality.
Acquisitions
The acquisitions completed during the second quarter of 2019 relate to Cloverleaf and Lanier. The acquisition completed during the first quarter of 2019 relates to PortFresh Holdings, LLC, located in Savannah, Georgia.
Expansion and development
The expansion and development expenditures for the three months ended June 30, 2019 include approximately $45.5 million for the purchase of land in Sydney, Australia, $3.8 million related to the completion of the Rochelle, Illinois expansion project, $3.8 million related to the Savannah development site, and $3.1 million related to the Atlanta major markets strategy project. In the first half of 2019, Rochelle was under construction with completion occurring at the end of the second quarter of 2019. We are now in the process of commissioning the automation systems and inbounding customer product in the Rochelle facility. Additionally, we announced and broke ground on the Atlanta major markets strategy plan which includes the partial redevelopment of an existing warehouse facility, and is expected to be completed in the second quarter of 2021. Our expansion and development expenditures related to the projects resulting from the Cloverleaf Acquisition included: Chesapeake, Virginia which totaled $5.3 million, North Little Rock, Arkansas which totaled $6.1 million, and Columbus, Ohio for which construction has not yet begun. The Cloverleaf expansion projects in Virginia and Arkansas are expected to be completed during the fourth quarter of 2019, and Ohio is expected to be completed during the first quarter of 2020. Finally, we acquired land in conjunction with the acquisition of PortFresh Holdings LLC, which we intend to develop into a new site. During the second quarter of 2019 we broke ground on this project, and expect to complete construction during the first quarter of 2020. In the first half of 2018, Middleboro and Rochelle were under construction.
The following table sets forth our external growth, expansion and development and capital expenditures for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Acquisitions	$1,323,265	$—	$1,359,188	$—
Expansion and development initiatives	66,092	21,140	$76,507	$39,376
Information technology	1,329	753	2,051	1,553
Total growth and expansion capital expenditures	$1,390,686	$21,893	$1,437,746	$40,929

Historical Cash Flows

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$79,835	$76,887
Net cash used in investing activities	$(1,454,794)	$(46,935)
Net cash provided by financing activities	$1,488,022	$92,625
Operating Activities
For the six months ended June 30, 2019, our net cash provided by operating activities was $79.8 million, an increase of $2.9 million, or 3.8%, compared to $76.9 million for the six months ended June 30, 2018. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during the first half of 2019, paired with less cash paid for interest due to the timing of payments on debt issued subsequent to June 30, 2018. This was partially offset by the following: an increase in acquisition related expenses; bridge loan commitment fees incurred during the second quarter of 2019, as well as; higher selling, general and administrative expenses due to the reasons discussed within results of operations.
Investing Activities

Our net cash used in investing activities was $1.5 billion for the six months ended June 30, 2019 compared to $46.9 million for the six months ended June 30, 2018. Cash used for the acquisitions of Cloverleaf and Lanier totaled $1.3 billion. Cash used in the acquisition of real estate was $35.9 million and related to the purchase of PortFresh during the first quarter of 2019. No acquisitions of real estate occurred during the first half of 2018. Additions to property, plant, and equipment were $98.4 million and $65.0 million for the six months ended June 30, 2019 and 2018, respectively. These cash outflows were partially offset by the $2.0 million return of investment in a joint venture during the first quarter of 2019.
Financing Activities
Net cash provided by financing activities was $1.5 billion for the six months ended June 30, 2019 compared to net cash provided by financing activities of $92.6 million for the six months ended June 30, 2018. Cash provided by financing activities for the current period primarily consisted of $1.2 billion net proceeds from the April 2019 follow-on offering, the $350.0 million received in connection with the issuance of our Series C senior unsecured notes in May 2019, $100.0 million in proceeds from revolving line of credit, and $9.6 million in proceeds from stock options exercised. These cash inflows were partially offset by $100.0 million of repayment on revolving line of credit, $58.2 million of quarterly dividend distributions paid, $7.3 million of repayments on lease obligations, $7.1 million of repayments on mortgage notes and notes payable, $3.6 million paid for tax withholdings remitted to authorities related to stock options exercised and $2.0 million of payments related to debt issuance costs.
Net cash provided by financing activities was $92.6 million for the six months ended June 30, 2018 and primarily consisted of $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, and $493.6 million net proceeds from the IPO. These cash inflows were partially offset by $806.9 million paid to extinguish our Senior Secured Term Loan B facility, $50.0 million prepayment on our Senior Secured Term Loan A Facility, $38.5 million of repayments on mortgage notes, construction loans and lease obligations, $8.7 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, and $23.3 million of stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.

Off-Balance Sheet Arrangements
As of June 30, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of June 30, 2019, we had $475 million of outstanding variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR plus a margin up to 1.45%. $100 million of this debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. After incorporating the effects of the interest rate swap, our outstanding variable rate debt is $375 million. At June 30, 2019, one-month LIBOR was at approximately 2.40%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $3.8 million. A 100 basis point decrease in market interest rates would also result in a $3.8 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2019 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures (Americold Realty Trust)
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
On May 1, 2019, we acquired Cloverleaf Cold Storage (Cloverleaf) and Lanier Cold Storage (Lanier). Refer to Note 3 - Business Combinations of this Form 10-Q for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Cloverleaf and Lanier into our internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) resulting from the acquisition of Cloverleaf and Lanier may occur and will be evaluated by management as such integration activities are implemented. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we intend to include the internal controls and procedures of Cloverleaf and Lanier in our annual assessment of the effectiveness of our internal control over financial reporting for our 2020 fiscal year.
Excluding the Cloverleaf and Lanier acquisitions, there has not been any change in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Controls and Procedures (Americold Realty Operating Partnership, L.P.)
In accordance with Rule 13a-15(b) of the Exchange Act, the Operating Partnership's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
On May 1, 2019, we acquired Cloverleaf Cold Storage (Cloverleaf) and Lanier Cold Storage (Lanier). Refer to Note 3 - Business Combinations of this Form 10-Q for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Cloverleaf and Lanier into our internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) resulting from the acquisition of Cloverleaf and Lanier may occur and will be evaluated by management as such integration activities are implemented. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we intend to include the internal controls and procedures of Cloverleaf and Lanier in our annual assessment of the effectiveness of our internal control over financial reporting for our 2020 fiscal year.
Excluding the Cloverleaf and Lanier acquisitions, there has not been any change in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 18 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding legal proceedings in which we are involved.
Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. There have been no material changes in our risk factors from those previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or operating results.
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
Item 5. Other Information
Say-on-pay Frequency

At the Company’s 2019 Annual Meeting of Shareholders held on May 22, 2019 (the “Annual Meeting”), the Company’s shareholders voted on, among other matters, an advisory proposal concerning the frequency of future advisory votes on the compensation of the Company’s Named Executive Officers. As reported in a Current Report on Form 8-K filed with the SEC on May 23, 2019, the Company’s shareholders approved, on a non-binding advisory basis, “1 Year” as the frequency for holding advisory votes on the compensation of the Company’s Named Executive Officers. Consistent with the recommendation of the board of trustees of the Company as set forth in the Company’s proxy statement filed with the SEC on April 8, 2019, and the vote of the Company’s stockholders on this proposal at the Annual Meeting, the Company intends to hold the non-binding advisory vote on the compensation of the Company’s Named Executive Officers every year. The Company intends to continue holding such votes every year until the next required vote on the frequency of the advisory vote on the compensation of the Company’s Named Executive Officers.

Amendment to 2018 Forward Sale Agreement

On August 6, 2019, the Company entered into an amendment (the “Amendment”) to that certain letter agreement, dated as of September 13, 2018 (as amended, the “2018 Forward Sale Agreement”), between the Company and Bank of America, N.A., as forward purchaser. The Amendment extends the maturity date of the 2018 Forward Sale Agreement by one year. As a result, settlement under the 2018 Forward Sale Agreement is now expected to occur no later than September 18, 2020.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
2.1	Equity Purchase Agreement, dated as of April 16, 2019 (incorporated by reference to Exhibit 2.1 to Americold Realty Trust's Current Report on Form 8-K filed on April 16, 2019 (File No. 001-34723))
3.2	Amended and Restated Bylaws of Americold Realty Trust (incorporated by reference to Exhibit 3.1 to Americold Realty Trust's Current Report on Form 8-K filed on May 23, 2019 (File No. 001-34723))
3.2	Amended and Restated LPA of the Operating Partnership (incorporated by reference to Exhibit 3.1 to Americold Realty Trust's Current Report on Form 8-K filed on July 7, 2019 (File No. 001-34723))
10.1 #	Form of Annual Trustee OP Unit Award Agreement
10.2 #	Form of Retention OP Unit Award Agreement
10.3 #	Form of Performance OP Unit Award Agreement
10.4	Note and Guaranty Agreement, dated as of May 7, 2019 (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	August 9, 2019	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)