Form 10-Q
period 2019-09-30
AMERICOLD REALTY TRUST
filed 2019-11-08
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,

Commission File Number: 001-34723
AMERICOLD REALTY TRUST
AMERICOLD REALTY OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Maryland	(Americold Realty Trust)	93-0295215
Delaware	(Americold Realty Operating Partnership, L.P.)	01-0958815
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta	Georgia	30328
(Address of principal executive offices)		(Zip Code)

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

Americold Realty Trust	Yes	☐	No	☐		Americold Realty Operating Partnership, L.P.		Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Americold Realty Trust	Yes	☐	No	☒		Americold Realty Operating Partnership, L.P.		Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:
Americold Realty Trust:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Americold Realty Trust:

Class	Outstanding at November 6, 2019
Common Stock, $0.01 par value per share	191,761,970

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2019 of Americold Realty Trust and Americold Realty Operating Partnership, L.P. As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” “our Company” and “the Company” refer to Americold Realty Trust, a Maryland real estate investment trust, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our Operating Partnership” or “the Operating Partnership.”

The Operating Partnership is voluntarily co-filing its quarterly report with the Company because the Operating Partnership anticipates that it may register one or more classes of securities in the future and will thus become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of September 30, 2019, the sole general partner, Americold Realty Trust, held approximately 99% of the partnership interests of our Operating Partnership, and the limited partners, Americold Realty Operations, Inc., a wholly-owned subsidiary of Americold Realty Trust, and certain trustees of Americold Realty Trust, held approximately 1% of the partnership interests of our Operating Partnership.

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

There are a few differences between our Company and our Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between our Company and our Operating Partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust is a real estate investment trust, or REIT, whose only material asset is its ownership of partnership interests of Americold Realty Operating Partnership, L.P. As a result, Americold Realty Trust does not conduct business itself, other than acting as the sole general partner and substantial-majority indirect limited partner of Americold Realty Operating Partnership, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries. Americold Realty Trust itself has not issued any indebtedness but guarantees certain of the debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries and affiliates, as disclosed in this report. Americold Realty Operating Partnership, L.P. holds substantially all the assets of the Company. Americold Realty Operating Partnership, L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to Americold Realty Operating Partnership, L.P. in exchange for partnership interests, Americold Realty Operating Partnership, L.P. generates the capital required by the Company’s business through Americold Realty Operating Partnership, L.P.’s operations, or by Americold Realty Operating Partnership, L.P.’s direct or indirect incurrence of indebtedness.

To help investors understand the significant differences between our Company and our Operating Partnership, this report presents the following separate sections for each of our Company and our Operating Partnership:

•	condensed consolidated financial statements;

•	the following notes to the condensed consolidated financial statements:

◦	Debt of the Company and Debt of the Operating Partnership;

◦	Partners’ Capital; and

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This report also includes separate Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the Chief Executive Officer and Chief Financial Officer of each entity have made the requisite certification and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Exchange Act and 18 U.S.C. §1350.

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

•	our failure to successfully integrate and operate acquired properties or businesses, including but not limited to: Cloverleaf Cold Storage, Lanier Cold Storage and PortFresh Holdings, LLC;

•	difficulties in identifying properties to be acquired and completing acquisitions;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	our Operating Partnership’s failure to qualify as a partnership for federal income tax purposes;

•	uncertainties and risks related to natural disasters and global climate change;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	losses in excess of our insurance coverage;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	changes in foreign currency exchange rates;

•	the potential dilutive effect of our common share offerings;

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares; and

•
risks related to our forward sale agreement entered into with Bank of America, N.A. in September 2018, as amended, or the 2018 forward sale agreement, and our forward sale agreement entered into with Bank of America, N.A. in April 2019, or the 2019 forward sale agreement, including substantial dilution to our earnings per share or substantial cash payment obligations.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2019	December 31, 2018
Assets
Property, plant, and equipment:
Land	$516,354	$385,232
Buildings and improvements	2,612,087	1,849,749
Machinery and equipment	792,661	577,175
Assets under construction	105,917	85,983
	4,027,019	2,898,139
Accumulated depreciation and depletion	(1,192,126)	(1,097,624)
Property, plant, and equipment – net	2,834,893	1,800,515

Operating lease right-of-use assets	73,362	—
Accumulated depreciation – operating leases	(14,575)	—
Operating leases – net	58,787	—

Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	72,217	49,276
	83,444	60,503
Accumulated depreciation – financing leases	(26,347)	(21,317)
Financing leases – net	57,097	39,186

Cash and cash equivalents	310,116	208,078
Restricted cash	6,872	6,019
Accounts receivable – net of allowance of $6,042 and $5,706 at September 30, 2019 and December 31, 2018, respectively	210,912	194,279
Identifiable intangible assets – net	288,232	25,056
Goodwill	310,640	186,095
Investments in partially owned entities	—	14,541
Other assets	64,642	58,659
Total assets	$4,142,191	$2,532,428

Liabilities and shareholders’ equity
Liabilities:
Accounts payable and accrued expenses	314,173	253,080
Mortgage notes, senior unsecured notes and term loan – net of unamortized deferred financing costs of $13,750 and $13,943, in the aggregate, at September 30, 2019 and December 31, 2018, respectively	1,696,350	1,351,014
Sale-leaseback financing obligations	116,628	118,920
Financing lease obligations	57,258	40,787
Operating lease obligations	61,849	—
Unearned revenue	17,925	18,625
Pension and postretirement benefits	16,257	16,317
Deferred tax liability – net	14,385	17,992
Multi-employer pension plan withdrawal liability	8,787	8,938
Total liabilities	2,303,612	1,825,673
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 191,750,746 and 148,234,959 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,918	1,482
Paid-in capital	2,579,318	1,356,133
Accumulated deficit and distributions in excess of net earnings	(718,874)	(638,345)
Accumulated other comprehensive loss	(23,783)	(12,515)
Total shareholders’ equity	1,838,579	706,755
Total liabilities and shareholders’ equity	$4,142,191	$2,532,428

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rent, storage, and warehouse services	$365,593	$297,225	$993,439	$871,454
Third-party managed services	62,846	62,551	188,497	192,182
Transportation services	35,685	40,193	109,273	117,427
Other	2,058	2,041	6,512	6,755
Total revenues	466,182	402,010	1,297,721	1,187,818
Operating expenses:
Rent, storage, and warehouse services cost of operations	252,185	203,587	675,395	597,411
Third-party managed services cost of operations	60,263	58,997	179,851	180,993
Transportation services cost of operations	31,045	36,045	96,071	106,099
Cost of operations related to other revenues	1,983	1,896	5,901	6,344
Depreciation, depletion and amortization	45,065	29,403	115,598	87,861
Selling, general and administrative	32,476	27,323	96,262	83,179
Acquisition, litigation and other	3,780	1,194	30,237	4,768
Loss (gain) from sale of real estate	—	12	34	(8,372)
Impairment of long-lived assets	—	—	13,485	747
Total operating expenses	426,797	358,457	1,212,834	1,059,030

Operating income	39,385	43,553	84,887	128,788

Other income (expense):
Loss from investments in partially owned entities	(165)	(437)	(111)	(324)
Gain from sale of partially owned entities	4,297	—	4,297	—
Interest expense	(24,907)	(22,834)	(70,581)	(70,258)
Bridge loan commitment fees	—	—	(2,665)	—
Interest income	1,798	877	5,206	2,610
Loss on debt extinguishment and modifications	—	—	—	(21,385)
Foreign currency exchange (loss) gain, net	(43)	734	(66)	2,926
Other (expense) income, net	(249)	96	(1,007)	184
Income before income tax (expense) benefit	20,116	21,989	19,960	42,541
Income tax (expense) benefit:
Current	(834)	3,063	(4,828)	672
Deferred	7,809	(512)	12,221	2,093
Total income tax benefit	6,975	2,551	7,393	2,765

Net income	$27,091	$24,540	$27,353	$45,306
Less distributions on preferred shares of beneficial interest - Series A	—	—	—	(1)
Less distributions on preferred shares of beneficial interest - Series B	—	—	—	(1,817)
Net income attributable to common shares of beneficial interest	$27,091	$24,540	$27,353	$43,488

Weighted average common shares outstanding – basic	192,325	144,948	175,010	138,438
Weighted average common shares outstanding – diluted	197,363	147,626	178,970	141,191

Net income per common share of beneficial interest - basic	$0.14	$0.17	$0.15	$0.31
Net income per common share of beneficial interest - diluted	$0.14	$0.17	$0.15	$0.31
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$27,091	$24,540	$27,353	$45,306
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	525	618	1,576	1,615
Change in unrealized net loss on foreign currency	(7,694)	(2,953)	(8,730)	(9,149)
Unrealized gain (loss) on cash flow hedge derivatives	363	82	(4,114)	322
Other comprehensive loss	(6,806)	(2,253)	(11,268)	(7,212)

Total comprehensive income	$20,285	$22,287	$16,085	$38,094

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net loss	—	—	—	(4,629)	—	(4,629)
Other comprehensive loss	—	—	—	—	(2,832)	(2,832)
Distributions on common shares of beneficial interest	—	—	—	(30,235)	—	(30,235)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	2,625	—	—	2,625
Share-based compensation expense (modification and acceleration of equity awards)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	897,849	9	3,965	—	—	3,974
Other	—	—	—	(88)	1,863	1,775
Balance - March 31, 2019	149,132,808	$1,491	$1,365,767	$(673,297)	$(13,484)	$680,477
Net income	—	—	—	4,891	—	4,891
Other comprehensive loss	—	—	—	—	(4,476)	(4,476)
Distributions on common shares of beneficial interest	—	—	—	(38,764)	—	(38,764)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	3,171	—	—	3,171
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	439,152	4	2,323	—	—	2,327
Issuance of common shares	42,062,500	421	1,206,627	—	—	1,207,048
Other	—	—	—	—	983	983
Balance - June 30, 2019	191,634,460	$1,916	$2,577,888	$(707,170)	$(16,977)	$1,855,657
Net income	—	—	—	27,091	—	27,091
Other comprehensive loss	—	—	—	—	(8,400)	(8,400)
Distributions on common shares of beneficial interest	—	—	—	(38,795)	—	(38,795)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	3,359	—	—	3,359
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	116,286	2	(1,929)	—	—	(1,927)
Other	—	—	—	—	1,594	1,594
Balance - September 30, 2019	191,750,746	$1,918	$2,579,318	$(718,874)	$(23,783)	$1,838,579

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net loss	—	—	—	—	—	(8,640)	—	(8,640)
Other comprehensive loss	—	—	—	—	—	—	(938)	(938)
Redemption and distributions on preferred shares of beneficial interest – Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest – Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(21,436)	—	(21,436)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	1,839	—	—	1,839
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,600	—	—	2,600
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	125,763	1	(260)	—	—	(259)
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	33,350,000	334	484,571	—	—	484,905
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Balance - March 31, 2018	—	$—	142,513,448	$1,425	$1,255,094	$(613,364)	$(1,168)	$641,987
Net income	—	—	—	—	—	29,406	—	29,406
Other comprehensive loss	—	—	—	—	—	—	(4,021)	(4,021)
Distributions on common shares	—	—	—	—	—	(27,250)	—	(27,250)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,256	—	—	2,256
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	(559)	—	—	(559)
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	945,604	10	988	—	—	998
Balance - June 30, 2018	—	$—	143,459,052	$1,435	$1,257,779	$(611,208)	$(5,189)	$642,817
Net income	—	—	—	—	—	24,540	—	24,540
Other comprehensive loss	—	—	—	—	—	—	(253)	(253)
Distributions on common shares	—	—	—	—	—	(28,072)	—	(28,072)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,042	—	—	2,042
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	402,788	4	(1,679)	—	—	(1,675)
Other	—	—	—	—	(360)	1,945	(2,000)	(415)
Issuance of common shares	—	—	4,000,000	40	91,979	—	—	92,019
Balance - September 30, 2018	—	$—	147,861,840	$1,479	$1,349,761	$(612,795)	$(7,442)	$731,003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions declared per common share of beneficial interest	$0.2017	$0.1929	$0.6159	$0.5522
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income attributable to Americold Realty Trust	$27,353	$45,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	115,598	87,861
Amortization of deferred financing costs and pension withdrawal liability	4,504	4,762
Amortization of above/below market leases	114	114
Loss on debt extinguishment and modification, non-cash	—	21,105
Foreign exchange loss (gain)	66	(2,926)
Income from investments in partially owned entities	111	324
Gain from sale of partially owned entities	(4,297)	—
Share-based compensation expense	9,195	6,213
Share-based compensation expense (modification and acceleration of equity awards)	3,044	2,042
Deferred income tax benefit	(12,221)	(2,093)
Loss (gain) from sale of real estate	34	(8,372)
Loss (gain) on other asset disposals	336	(699)
Impairment of long-lived assets	13,485	747
Provision for doubtful accounts receivable	1,483	954
Changes in operating assets and liabilities:
Accounts receivable	(493)	(14,005)
Accounts payable and accrued expenses	(22,060)	(11,183)
Other	15,669	(4,990)
Net cash provided by operating activities	151,921	125,160
Investing activities:
Return of investment in joint venture	2,000	—
Proceeds from sale of investments in partially owned entities	14,250	—
Proceeds from sale of property, plant, and equipment	973	18,512
Business combinations, net of cash acquired	(1,319,929)	—
Acquisitions of property, plant, and equipment, net of cash acquired	(35,161)	—
Additions to property, plant, and equipment	(151,065)	(96,106)
Net cash used in investing activities	(1,488,932)	(77,594)
Financing activities:
Redemption and distributions paid on preferred shares of beneficial interest – Series A	—	(133)
Distributions paid on preferred shares of beneficial interest – Series B	—	(1,817)
Distributions paid on common shares	(96,811)	(48,537)
Proceeds from stock options exercised	10,204	9,897
Share purchases for taxes, net of proceeds from employee share-based transactions	(6,127)	(11,221)
Proceeds from revolving line of credit	100,000	—
Repayment on revolving line of credit	(100,000)	—
Payment of underwriters’ costs	—	(8,205)
Reimbursement of underwriters’ costs	—	8,952
Repayment of sale-leaseback financing obligations	(2,292)	(1,876)
Repayment of financing lease obligations	(9,374)	(7,476)
Payment of debt issuance costs	(2,047)	(7,279)
Repayment of term loan, mortgage notes, notes payable and construction loans	(8,735)	(895,421)
Proceeds from term loan	—	525,000
Proceeds from issuance of senior unsecured notes	350,000	—
Net proceeds from initial and follow-on public offerings	1,206,627	586,925
Proceeds from construction loans	—	1,097
Net cash provided by financing activities	1,441,445	149,906
Net increase in cash, cash equivalents and restricted cash	104,434	197,472
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,543)	(2,180)
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963
End of period	$316,988	$265,255

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Nine Months Ended September 30,
Supplemental disclosures of cash flows information:	2019	2018
Acquisition of fixed assets under financing lease obligations	$26,122	$10,585
Acquisition of fixed assets under operating lease obligations	$8,308	$—
Interest paid – net of amounts capitalized	$56,859	$65,210
Income taxes paid – net of refunds	$3,091	$5,574
Acquisition of property, plant, and equipment on accrual	$32,337	$16,400

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of September 30,
	2019	2018
Cash and cash equivalents	$310,116	$226,807
Restricted cash	6,872	38,448
Total cash, cash equivalents and restricted cash	$316,988	$265,255

	As of September 30,
Allocation of purchase price of property, plant and equipment to:	2019
Investments in land, building and improvements	$31,561
Machinery and equipment	3,410
Assembled workforce	351
Other assets	601
Cash paid for acquisition of property, plant and equipment	$35,923

	As of September 30,
	2019
Allocation of purchase price to business combinations:
Land	$65,414
Building and improvements	714,767
Machinery and equipment	154,272
Assets under construction	19,977
Operating and finance lease right-of-use assets	1,336
Cash and cash equivalents	4,978
Restricted cash	526
Accounts receivable	22,873
Goodwill	125,550
Acquired identifiable intangibles:
Customer relationships	267,319
Trade names and trademarks	1,626
Other assets	7,017
Accounts payable and accrued expenses	(41,475)
Notes payable	(3,878)
Operating and finance lease obligations	(1,336)
Unearned revenue	(3,536)
Pension and postretirement benefits	(859)
Deferred tax liability	(9,138)
Total consideration	$1,325,433

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per unit amounts)
	September 30,	December 31,
	2019	2018
Assets
Property, plant, and equipment:
Land	$516,354	$385,232
Buildings and improvements	2,612,087	1,849,749
Machinery and equipment	792,661	577,175
Assets under construction	105,917	85,983
	4,027,019	2,898,139
Accumulated depreciation and depletion	(1,192,126)	(1,097,624)
Property, plant, and equipment – net	2,834,893	1,800,515

Operating lease right-of-use assets	73,362	—
Accumulated depreciation – operating leases	(14,575)	—
Operating leases – net	58,787	—

Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	72,217	49,276
	83,444	60,503
Accumulated depreciation – financing leases	(26,347)	(21,317)
Financing leases – net	57,097	39,186

Cash and cash equivalents	310,116	208,078
Restricted cash	6,872	6,019
Accounts receivable – net of allowance of $6,042 and $5,706 at September 30, 2019 and December 31, 2018, respectively	210,912	194,279
Identifiable intangible assets – net	288,232	25,056
Goodwill	310,640	186,095
Investments in partially owned entities	—	14,541
Other assets	64,642	58,659
Total assets	$4,142,191	$2,532,428

Liabilities and partners’ capital
Liabilities:
Accounts payable and accrued expenses	314,173	253,080
Mortgage notes, senior unsecured notes and term loan – net of unamortized deferred financing costs of $13,750 and $13,943, in the aggregate, at September 30, 2019 and December 31, 2018, respectively	1,696,350	1,351,014
Sale-leaseback financing obligations	116,628	118,920
Financing lease obligations	57,258	40,787
Operating lease obligations	61,849	—
Unearned revenue	17,925	18,625
Pension and postretirement benefits	16,257	16,317
Deferred tax liability – net	14,385	17,992
Multi-employer pension plan withdrawal liability	8,787	8,938
Total liabilities	2,303,612	1,825,673
Partners’ capital:
General partner - 189,833,239 and 146,752,609 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,843,738	712,078
Limited partner - 1,917,507 and 1,482,350 units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	18,624	7,192
Accumulated other comprehensive loss	(23,783)	(12,515)
Total partners’ capital	1,838,579	706,755
Total liabilities and partners’ capital	$4,142,191	$2,532,428
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per unit amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rent, storage, and warehouse services	$365,593	$297,225	$993,439	$871,454
Third-party managed services	62,846	62,551	188,497	192,182
Transportation services	35,685	40,193	109,273	117,427
Other	2,058	2,041	6,512	6,755
Total revenues	466,182	402,010	1,297,721	1,187,818
Operating expenses:
Rent, storage, and warehouse services cost of operations	252,185	203,587	675,395	597,411
Third-party managed services cost of operations	60,263	58,997	179,851	180,993
Transportation services cost of operations	31,045	36,045	96,071	106,099
Cost of operations related to other revenues	1,983	1,896	5,901	6,344
Depreciation, depletion and amortization	45,065	29,403	115,598	87,861
Selling, general and administrative	32,476	27,323	96,262	83,179
Acquisition, litigation, and other	3,780	1,194	30,237	4,768
Impairment of long-lived assets	—	—	13,485	747
Loss (gain) from sale of real estate, net	—	12	34	(8,372)
Total operating expenses	426,797	358,457	1,212,834	1,059,030

Operating income	39,385	43,553	84,887	128,788

Other (expense) income:
Loss from partially owned entities	(165)	(437)	(111)	(324)
Gain from sale of partially owned entities	4,297	—	4,297	—
Interest expense	(24,907)	(22,834)	(70,581)	(70,258)
Bridge loan commitment fees	—	—	(2,665)	—
Interest income	1,798	877	5,206	2,610
Loss on debt extinguishment and modifications	—	—	—	(21,385)
Foreign currency exchange (loss) gain, net	(43)	734	(66)	2,926
Other (expense) income, net	(249)	96	(1,007)	184
Income before income tax (expense) benefit	20,116	21,989	19,960	42,541
Income tax (expense) benefit:
Current	(834)	3,063	(4,828)	672
Deferred	7,809	(512)	12,221	2,093
Total income tax benefit	6,975	2,551	7,393	2,765

Net income attributable to the Partnership	$27,091	$24,540	$27,353	$45,306

General partners’ interest in net income attributable to unitholders	$26,820	$24,295	$27,079	$44,853
Limited partners’ interest in net income attributable to unitholders	$271	$245	$274	$453

General partner weighted average units outstanding	189,780	142,895	172,638	136,450
Limited partner weighted average units outstanding	1,917	1,443	1,744	1,378

General partners’ net income per unit	$0.14	$0.17	$0.16	$0.33
Limited partners’ net income per unit	$0.14	$0.17	$0.16	$0.33
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2018	2018
Net income attributable to Americold Realty Operating Partnership, L.P.	$27,091	$24,540	$27,353	$45,306
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	525	618	1,576	1,615
Change in unrealized net loss on foreign currency	(7,694)	(2,953)	(8,730)	(9,149)
Unrealized gain (loss) on cash flow hedge	363	82	(4,114)	322
Other comprehensive loss attributable to Americold Realty Operating Partnership, L.P.	(6,806)	(2,253)	(11,268)	(7,212)

Total comprehensive income	$20,285	$22,287	$16,085	$38,094

See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Partners’ Capital (Unaudited)
(In thousands, except units and per unit amounts)
	Limited Partners’ Units	Limited Partners’ Capital	General Partners’ Units	General Partners’ Capital	Accumulated Other Comprehensive Loss	Total Capital
Balance - December 31, 2018	1,482,350	$7,192	146,752,609	$712,078	$(12,515)	$706,755
Net loss	—	(46)	—	(4,583)	—	(4,629)
Other comprehensive loss	—	—	—	—	(2,832)	(2,832)
Distributions to parent	—	(302)	—	(29,933)	—	(30,235)
Share-based compensation expense	—	57	—	5,612	—	5,669
Contributions to partners’ capital	8,978	40	888,871	3,934	—	3,974
Other	—	(1)	—	(87)	1,863	1,775
Balance - March 31, 2019	1,491,328	$6,940	147,641,480	$687,021	$(13,484)	$680,477
Net income	—	49	—	4,842	—	4,891
Other comprehensive loss	—	—	—		(4,476)	(4,476)
Distributions to parent	—	(388)	—	(38,376)	—	(38,764)
Share-based compensation expense	—	32	—	3,139	—	3,171
Contributions to partners' capital	425,017	12,094	42,076,635	1,197,281	—	1,209,375
Other	—	—	—	—	983	983
Balance - June 30, 2019	1,916,345	$18,727	189,718,115	$1,853,907	$(16,977)	$1,855,657
Net income	—	271	—	26,820	—	27,091
Other comprehensive loss	—	—	—	—	(8,400)	(8,400)
Distributions to parent	—	(388)	—	(38,407)	—	(38,795)
Share-based compensation expense	—	33	—	3,326	—	3,359
Contributions to partners' capital	1,162	(19)	115,124	(1,908)	—	(1,927)
Other	—	—	—	—	1,594	1,594
Balance - September 30, 2019	1,917,507	$18,624	189,833,239	$1,843,738	$(23,783)	$1,838,579

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Partners' Capital (Unaudited)
(In thousands, except shares)
	Limited Partners’ Units	Limited Partners’ Capital	General Partners’ Units	General Partners’ Capital	Accumulated Other Comprehensive Loss	Total Capital
Balance - December 31, 2017	693,706	$1,860	68,676,903	$184,240	$(230)	$185,870
Net loss	—	(86)	—	(8,554)	—	(8,640)
Other comprehensive loss	—	—	—	—	(938)	(938)
Distributions to parent	—	(234)	—	(23,155)	—	(23,389)
Share-based compensation expense	—	42	—	4,137	—	4,179
Contributions to partners’ capital	731,428	4,849	72,411,411	480,056	—	484,905
Balance - March 31, 2018	1,425,134	$6,431	141,088,314	$636,724	$(1,168)	$641,987
Net income	—	294	—	29,112	—	29,406
Other comprehensive loss	—	—	—	—	(4,021)	(4,021)
Distributions to parent	—	(272)	—	(26,978)	—	(27,250)
Share-based compensation expense	—	17	—	1,680	—	1,697
Contributions to partners’ capital	9,456	10	936,148	988	—	998
Balance - June 30, 2018	1,434,590	$6,480	142,024,462	$641,526	$(5,189)	$642,817
Net income	—	245	—	24,295	—	24,540
Other comprehensive loss	—	—	—	—	(253)	(253)
Distributions to parent	—	(281)	—	(27,791)	—	(28,072)
Stock-based compensation expense	—	20	—	2,022	—	2,042
Other	—	16	—	1,569	(2,000)	(415)
Contributions to partners' capital	44,028	903	4,358,760	89,441	—	90,344
Balance - September 30, 2018	1,478,618	$7,383	146,383,222	$731,062	$(7,442)	$731,003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions declared per unit	$0.2024	$0.1937	$0.6182	$0.5547
See accompanying notes to condensed consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income attributable to Americold Realty Operating Partnership, L.P.	$27,353	$45,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	115,598	87,861
Amortization of deferred financing costs and pension withdrawal liability	4,504	4,762
Amortization of above/below market leases	114	114
Loss on debt extinguishment and modification, non-cash	—	21,105
Foreign exchange loss (gain)	66	(2,926)
Income from investments in partially owned entities	111	324
Gain from sale of partially owned entities	(4,297)	—
Share-based compensation expense	9,195	6,213
Share-based compensation expense (modification and acceleration of equity awards)	3,044	2,042
Deferred income tax benefit	(12,221)	(2,093)
Loss (gain) from sale of real estate	34	(8,372)
Loss (gain) on other asset disposals	336	(699)
Impairment of long-lived assets	13,485	747
Provision for doubtful accounts receivable	1,483	954
Changes in operating assets and liabilities:
Accounts receivable	(493)	(14,005)
Accounts payable and accrued expenses	(22,060)	(11,183)
Other	15,669	(4,990)
Net cash provided by operating activities	151,921	125,160
Investing activities:
Return of investment in joint venture	2,000	—
Proceeds from sale of investments in partially owned entities	14,250	—
Proceeds from sale of property, plant, and equipment	973	18,512
Business combinations, net of cash acquired	(1,319,929)	—
Acquisitions of property, plant, and equipment, net of cash acquired	(35,161)	—
Additions to property, plant, and equipment	(151,065)	(96,106)
Net cash used in investing activities	(1,488,932)	(77,594)
Financing activities:
Distributions to parent	(96,811)	(58,692)
Proceeds from revolving line of credit	100,000	—
Repayment on revolving line of credit	(100,000)	—
Repayment of sale-leaseback financing obligations	(2,292)	(1,876)
Repayment of financing lease obligations	(9,374)	(7,476)
Payment of debt issuance costs	(2,047)	(7,279)
Repayment of term loan, mortgage notes, notes payable and construction loans	(8,735)	(895,421)
Proceeds from term loan	—	525,000
Proceeds from issuance of senior unsecured notes	350,000	—
Proceeds from construction loans	—	1,097
General partner contributions	1,210,704	594,553
Net cash provided by financing activities	1,441,445	149,906
Net increase in cash, cash equivalents and restricted cash	104,434	197,472
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,543)	(2,180)
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963
End of period	$316,988	$265,255

Americold Realty Operating Partnership, L.P. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Nine Months Ended September 30,
Supplemental disclosures of cash flows information:	2019	2018
Acquisition of fixed assets under financing lease obligations	$26,122	$10,585
Acquisition of fixed assets under operating lease obligations	$8,308	$—
Interest paid – net of amounts capitalized	$56,859	$65,210
Income taxes paid – net of refunds	$3,091	$5,574
Acquisition of property, plant, and equipment on accrual	$32,337	$16,400

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of September 30,
	2019	2018
Cash and cash equivalents	$310,116	$226,807
Restricted cash	6,872	38,448
Total cash, cash equivalents and restricted cash	$316,988	$265,255

	As of September 30,
Allocation of purchase price of property, plant and equipment to:	2019
Investments in land, building and improvements	$31,561
Machinery and equipment	3,410
Assembled workforce	351
Other assets	601
Cash paid for acquisition of property, plant and equipment	$35,923

	As of September 30,
	2019
Allocation of purchase price to business combinations:
Land	$65,414
Building and improvements	714,767
Machinery and equipment	154,272
Assets under construction	19,977
Operating and finance lease right-of-use assets	1,336
Cash and cash equivalents	4,978
Restricted cash	526
Accounts receivable	22,873
Goodwill	125,550
Acquired identifiable intangibles:
Customer relationships	267,319
Trade names and trademarks	1,626
Other assets	7,017
Accounts payable and accrued expenses	(41,475)
Notes payable	(3,878)
Operating and finance lease obligations	(1,336)
Unearned revenue	(3,536)
Pension and postretirement benefits	(859)
Deferred tax liability	(9,138)
Total consideration	$1,325,433
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99.00% of the common general partnership interest as of September 30, 2019. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is the sole limited partner of the Operating Partnership, owning 1.00% of the common general partnership interests as of September 30, 2019. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights.
During the third quarter of 2019, the Company granted Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees of the Company, which are described further in Note 15. Upon vesting these units will represent noncontrolling interests in the Operating Partnership that are not owned by Americold Realty Trust. We expect that the expense associated with the OP Units in the AROP Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows will be immaterial.
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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
September 2018 Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares pursuant to the 2018 forward sale agreement, which is currently expected to settle on or before September 2020. The term was extended from its original settlement of September 2019. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2018 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2018 forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the 2018 forward sale agreement, the common shares issuable upon settlement of the 2018 forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the 2018 forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted 2018 forward sale price at the end of the reporting period). If and when the Company physically or net share settles the 2018 forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of September 30, 2019, the Company has not settled any portion of the 2018 forward sale agreement. In connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with Yucaipa, sold 16.5 million common shares, affiliates of Goldman sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
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
April 2019 Follow-On Public Offering
On April 22, 2019, the Company completed a follow-on public offering of 42,062,000 of its common shares, including 6,562,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares, at a public offering price of $29.75 per share, which generated net proceeds of approximately $1.21 billion to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company,

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

and an additional 8,250,000 common shares pursuant to the 2019 forward sale agreement, which is expected to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2019 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2019 forward contract as equity and therefore is exempt from derivative and fair value accounting. Refer to the above discussion under “September 2018 Follow-On Public Offering” for the earnings per share treatment and the impact as a result of this 2019 forward contract. The proceeds of the follow-on public offering were used to fund the purchase of Chiller Holdco, LLC ( Cloverleaf Cold Storage or Cloverleaf). We expect to use cash proceeds that we receive upon settlement of the 2019 forward sale agreement to fund future development of owned warehouses and for general corporate purposes which may include acquisitions.
At the Market (ATM) Equity Program
On August 23, 2019, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through the ATM Equity Program. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There were no common shares sold under the ATM Equity Program during the third quarter of 2019.
Acquisitions
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.9 million, net of cash acquired.
On May 1, 2019, the Company entered into an equity purchase agreement to acquire Cloverleaf Cold Storage (Cloverleaf). The Company refers to the completion of the acquisition of Cloverleaf pursuant to the executed purchase agreement as “the Cloverleaf Acquisition”. The Company paid aggregate cash consideration of approximately $1.24 billion. The consideration paid by the Company was funded using net proceeds from the Company’s equity offering that closed on April 22, 2019, along with funds drawn under the Company’s senior unsecured revolving credit facility.
On May 1, 2019, the Company also acquired Lanier Cold Storage (Lanier). The Company paid aggregate cash consideration of approximately $82.6 million.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation on the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Shareholders’ Equity and the Condensed Consolidated Statements of Cash Flows. The Condensed Consolidated Statement of Operations reflects the reclassification required in the prior period upon addition of a new financial statement line item described as “Acquisition, litigation and other”, which was previously classified within “Selling, general and administrative”. Refer to Note 6 for further detail of this caption. The Condensed Consolidated Statements of Shareholders’ Equity reflects the reclassification required in the prior period upon addition of a new financial statement line item described as “Common share issuance related to share-based payment plans, net of shares withheld for employee taxes”, which was previously classified within “Share-based compensation expense (Stock Options and Restricted Stock Units)”. The Condensed Consolidated Statements of Cash Flows reflects the reclassification required in the prior period upon elimination of the financial statement line item described as “Payment on multi-employer pension plan withdrawal obligation” which is now classified within “Amortization of deferred financing costs and pension withdrawal liability”.
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
Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within ASC 842, Leases, and a right-of-use (ROU) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less, and not expected to renew beyond 12 months, are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term.
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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Operating leases are included in operating lease ROU assets, accounts payable and accrued expenses and operating lease obligations on our Condensed Consolidated Balance Sheet. Finance leases assets are included in financing leases-net, accounts payable and accrued expenses and financing lease obligations on our Condensed Consolidated Balance Sheet.
Arrangements wherein we are the lessor:
Each new lease contract is evaluated for classification as a sales-type lease, direct financing or operating lease. A lease is a sales-type lease if any one of five criteria are met, as outlined in ASC 842 each of which indicate the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating we have transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases. We do not currently have any sales-type or direct financing leases.
For operating leases wherein we are the lessor, we assess the probability of payments at commencement of the lease contract and subsequently recognize lease income, including variable payments based on an index or rate, over the lease term on a straight-line basis. We continue to measure and disclose the underlying assets subject to operating leases based on our policies for application of ASC 360, Property, Plant and Equipment.
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
Impairment of Long-Lived Assets
For the nine months ended September 30, 2019, the Company recorded impairment charges totaling $13.5 million. During the first quarter of 2019, management and the Company’s Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of approximately 75% of the current warehouse, which was unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, the Company wrote off the carrying value of the portion of the warehouse no longer in use resulting in an impairment charge of $9.6 million of Warehouse segment assets. Additionally, during the first quarter of 2019 the Company recorded an impairment charge of $2.9 million of Warehouse segment assets related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. The sale of this property was completed during the second quarter of 2019. During the second quarter of 2019, the Company recorded impairment charges of $0.9 million of Transportation segment assets related to the discontinued use of internally developed software and other personal property assets due to the loss of a significant customer relationship within our foreign operations. There were no impairment charges recorded during the third quarter of 2019. During the nine months ended September 30, 2018, the Company recorded an impairment charge of $0.7 million of Warehouse segment assets related to an idle domestic warehouse facility in anticipation of a future sale of the asset, which was subsequently completed during the fourth quarter of 2018. The impairment charges are included in the “Impairment of long-lived assets” line item of the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
During each of the three months ended September 30, 2019 and 2018, we capitalized interest of approximately $0.7 million and during the nine months ended September 30, 2019 and 2018, we capitalized interest of approximately $2.3 million and $1.8 million, respectively. During each of the three months ended September 30, 2019 and 2018, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.1 million, and during each of the nine months ended September 30, 2019 and 2018 we capitalized approximately $0.4 million.
Purchase Accounting
For business combinations, the excess of purchase price over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. In an asset acquisition, the difference between the sum of the identified tangible and intangible assets and liabilities and the total purchase price (including transaction costs) is allocated to the identified long-lived tangible and intangible assets and liabilities on a relative fair value basis. If the fair value of the real estate acquired in an asset acquisition exceeds its cost, the excess is allocated to the acquired identified long-lived tangible assets, consisting primarily of land, land improvements, buildings, tenant improvements, and identified intangible assets and liabilities, consisting of the value of assembled workforce, above-market and below-market leases, value of in-place leases and acquired ground leases and tenant relationship value, based in each case on their fair values.
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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Asset Acquisitions
We acquired PortFresh in an asset acquisition on February 1, 2019 for $35.9 million. The table below reflects the purchase price allocation (in thousands):

Acquisition	Land	Building and Improvements	Machinery and Equipment	Assembled Workforce	Other Assets / Liabilities, net

PortFresh Holdings, LLC	$20,715	$10,846	$3,410	$351	$601

Total	$20,715	$10,846	$3,410	$351	$601

Weighted average remaining intangible amortization life (in months)				28

Bridge Loan Commitment Fees
During the second quarter of 2019, we incurred costs of approximately $2.7 million related to unused bridge loan commitment fees. These costs are classified as a component of interest expense within the financial statement line item titled “Bridge loan commitment fees” and are presented as a component of “Other expense” on the Condensed Consolidated Statement of Operations.
Recently Adopted Accounting Standards
Lease Accounting
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, which the Company adopted using a modified retrospective transition approach effective January 1, 2019. All leases that commenced prior to our adoption of this new standard were accounted for and disclosed in accordance with our existing policies for application of ASC 840, Leases. Accordingly, prior year amounts were not recast under the new standard.
Upon adoption, we elected a package of practical expedients for expired and existing contracts whereby we (1) did not reassess our prior conclusions about lease identification, lease classification and initial direct costs, (2) continued to apply existing accounting policies for all land easements that existed or expire before the date of adoption, (3) did not recognize ROU assets or liabilities for leases that qualify as short-term leases for all classes of underlying assets, and (4) did not separate lease and non-lease components for all classes of underlying assets. The Company did not elect to apply the hindsight practical expedient when determining the term for our leases.
The new standard requires disclosure of additional quantitative and qualitative information for lessee and lessor arrangements which has been included above in the Summary of Significant Accounting Policies and in Note 11.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. The Alternative Reference Rates Committee announced that it identified the Secured Overnight Funding Rate (SOFR) as its preferred alternative to LIBOR. The Company intends to continue to use LIBOR until its extermination date in 2021, and intends to replace LIBOR with SOFR at that time. The Company adopted ASU 2018-16 on January 1, 2019 and does not believe that the transition from LIBOR to SOFR will have a material impact on its consolidated financial statements.
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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). This ASU introduces new guidance for the accounting for credit losses. For trade receivables, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The standard will be effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company continues to assess the impact of adopting this standard and does not believe the adoption of ASU 2016-13 will have a material effect on its consolidated financial statements.
Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment test, and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. For public business entities that are SEC filers, this ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. The Company does not expect the provisions of ASU 2017-04 will have a material impact on its consolidated financial statements.
Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company does not expect the provisions of ASU 2018-14 will have a material impact on its consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

3. Business Combinations
Acquisition of Cloverleaf
The Company completed the acquisition of privately-held Cloverleaf on May 1, 2019. A summary of the preliminary fair value of the assets acquired and liabilities assumed for total cash consideration of $1.24 billion is as follows (in thousands):

Preliminary Purchase Price Allocation
Assets
Land	$60,834
Building and improvements	673,371
Machinery and equipment	135,941
Assets under construction	19,977
Operating lease right-of-use assets	1,254
Cash and cash equivalents	4,332
Restricted cash	526
Accounts receivable	21,492
Goodwill	117,650
Acquired identifiable intangibles:
Customer relationships	256,927
Trade names and trademarks	1,626
Other assets	6,942
Total assets	1,300,872
Liabilities
Accounts payable and accrued expenses	39,978
Notes payable	3,878
Operating lease obligations	1,254
Unearned revenue	3,536
Pension and postretirement benefits	859
Deferred tax liability	8,488
Total liabilities	57,993
Total consideration for Cloverleaf acquisition	$1,242,879

As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded during the three months ended September 30, 2019 were not material to the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The preliminary purchase price allocation will be finalized within one year from the date of acquisition.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

As shown above, the Company recorded approximately $117.7 million of goodwill related to the Cloverleaf Acquisition. The strategic benefits of the acquisition include the Company's ability to add complementary customers into its network, provide an opportunity for growth in the Central and Southeast markets, deepen existing customer relationships, provide three expansion opportunities that are already under construction, provide one development opportunity and leverage integration experience to drive synergies and further enhance the warehouse network for new and existing customers. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Cloverleaf acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded as a result of the Cloverleaf Acquisition to be deductible for federal income tax purposes. The goodwill related to the Cloverleaf Acquisition has been substantially assigned to the Warehouse segment, with a de minimis amount assigned to the Transportation segment. Deferred taxes may not be recorded for deductible goodwill unless the tax basis in goodwill exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income for both the REIT and its domestic TRS.
As shown above, in connection with the Cloverleaf Acquisition the Company recorded an intangible asset of approximately $256.9 million for customer relationships which has been assigned a useful life of 25 years, and approximately $1.6 million for trade names and trademarks which has been assigned a useful life of 1.5 years. These intangible assets will be amortized on a straight-line basis over their respective useful lives. Based on the discussion under goodwill above, the Cloverleaf Acquisition resulted in federal income tax deductibility for a portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for both the REIT and its domestic TRS. The Company has recorded a deferred tax liability of $1.0 million for intangible assets.
Acquisition of Lanier
The Company completed the acquisition of privately-held Lanier on May 1, 2019. A summary of the preliminary fair value of the assets acquired and liabilities assumed for total cash consideration of $82.6 million is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Preliminary Purchase Price Allocation
Assets
Land	$4,580
Building and improvements	41,396
Machinery and equipment	18,331
Cash and cash equivalents	646
Accounts receivable	1,381
Operating and finance lease right-of-use assets	82
Goodwill	7,900
Customer relationships	10,392
Other assets	75
Total assets	84,783
Liabilities
Accounts payable and accrued expenses	1,497
Deferred tax liability	650
Operating and finance lease obligations	82
Total liabilities	2,229
Total consideration for Lanier acquisition	$82,554
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. Adjustments recorded during the three months ended September 30, 2019 were not material to the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The preliminary purchase price allocation will be finalized within one year from the date of acquisition.
As shown above, the Company recorded approximately $7.9 million of goodwill related to the Lanier acquisition. The strategic benefits of the acquisition include increased presence in the north Georgia poultry market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Lanier acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded as a result of the Lanier acquisition to be deductible for federal income tax purposes. The goodwill related to the Lanier acquisition has been assigned to the Warehouse segment. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS.
As shown above, the Company recorded approximately $10.4 million of customer relationships related to the Lanier acquisition which has been assigned a useful life of 25 years and will be amortized on a straight-line basis. Based on the discussion under goodwill above, the Lanier acquisition resulted in federal income tax deductibility for a portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income at both the REIT and its domestic TRS. The Company has recorded a deferred tax liability of $0.1 million for intangible assets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Pro Forma Financial Information
The unaudited pro forma financial information set forth below is based on the historical condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, adjusted to give effect to the Cloverleaf Acquisition as if it had occurred on January 1, 2018. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisition of Cloverleaf.

On March 1, 2019, Cloverleaf acquired Zero Mountain, Inc. and Subsidiaries (Zero Mountain). As a result, we have included the results of operations of Zero Mountain in the below pro forma financial information. The pro forma adjustments made include the acquisition expenses incurred in connection with Cloverleaf's acquisition of Zero Mountain.

The accompanying unaudited pro forma condensed consolidated financial statements exclude the results of the Lanier acquisition, which was deemed immaterial, and are provided for illustrative purposes only and do not purport to represent what the actual Condensed Consolidated Statements of Operations of the Company or the Operating Partnership would have been had the Cloverleaf Acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Americold Realty Trust and Subsidiaries

	Pro forma (unaudited)
	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$466,182	$456,209	$1,373,281	$1,351,356
Net income available to common shareholders(1)	$27,874	$20,805	$29,178	$882
Net income per share, diluted(2)	$0.14	$0.11	$0.15	$—

Americold Realty Operating Partnership, L.P. and Subsidiaries

	Pro forma (unaudited)
	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$466,182	$456,209	$1,373,281	$1,351,356
Net income available to common unitholders(1)	$27,874	$20,838	$29,178	$882
Net income per unit, diluted(2)	$0.15	$0.11	$0.15	$—
(1) Pro forma net income available to common shareholders was adjusted to exclude $0.8 million and $26.5 million of acquisition related costs incurred by the Company during the three and nine months ended September 30, 2019, respectively, and to include these charges in pro forma net income for the nine months ended September 30, 2018.
(2)Adjusted to give effect to the issuance of approximately 42.1 million common shares in connection with the Cloverleaf Acquisition.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Since the date of acquisition, total revenues of approximately $53.9 million and $93.4 million and net income of approximately $2.8 million and $4.7 million associated with properties acquired in the Cloverleaf Acquisition are included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019, respectively.

4. Equity-Method Investments
During the third quarter of 2019, the Company sold 100% of its equity interest in its China JV, as defined in our Annual Report on Form 10-K for the year ended December 31, 2018, to an affiliate of its joint venture partner for total cash consideration of $15.0 million. This investment in the joint venture was previously accounted for under the equity method of accounting. Prior to the sale, the Company had a 49% equity interest in the China JV. The resulting gain on the sale of the China JV totaled $4.3 million and is included in the “Gain from sale of partially owned entities” line item of the Condensed Consolidated Statements of Operations. The gain recorded includes $2.6 million related to cumulative foreign currency translation historically recorded through Other Comprehensive Income which stemmed from the remeasurement of the foreign denominated investment in the China JV. The following tables summarize the financial information of the Company’s China JV for the interim periods presented, prior to disposition.

	Three Months Ended September 30, 2019
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,675	$3,825	$13,500
Operating (loss) income	(112)	618	506
Net (loss) income	(213)	385	172
Company’s (loss) income from investments in partially owned entities	$(229)	$64	$(165)

	Three Months Ended September 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$9,561	$3,777	$13,338
Operating (loss) income	(891)	615	(276)
Net (loss) income	(1,062)	245	(817)
Company’s (loss) income from investments in partially owned entities	$(538)	$101	$(437)

	Nine Months Ended September 30, 2019
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$28,334	$10,907	$39,241
Operating (loss) income	(348)	1,920	1,572
Net (loss) income	(507)	1,018	511
Company’s (loss) income from investments in partially owned entities	$(429)	$318	$(111)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

	Nine Months Ended September 30, 2018
Condensed consolidated results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$28,886	$9,985	$38,871
Operating (loss) income	(1,066)	1,447	381
Net (loss) income	(1,327)	1,377	50
Company’s (loss) income from investments in partially owned entities	$(824)	$500	$(324)
In addition to the China JV, the Company had an investment in a joint venture accounted for under the equity-method, for which a complete return of capital totaling $2.0 million was received during the first quarter of 2019, eliminating the Company’s involvement in the joint venture.

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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

6. Acquisition, Litigation and Other Charges
The components of the charges included in acquisition, litigation and other in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition, litigation and other	2019	2018	2019	2018
Acquisition related costs	$2,671	$21	$19,126	$72
Litigation	197	—	1,574	—

Other:
Severance, equity award modifications and acceleration	1,031	—	7,965	2,053
Non-offering related equity issuance expenses	(29)	604	1,318	1,846
Non-recurring public company implementation costs	—	496	—	658
Terminated site operations costs	(90)	73	254	139
Total other	912	1,173	9,537	4,696

Total acquisition, litigation and other	$3,780	$1,194	$30,237	$4,768

Acquisition related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Acquisition costs related to business combinations of approximately $2.7 million for the three months ended September 30, 2019 primarily consisted of non-capitalizable legal and professional fees related to completed and potential acquisitions, employee retention expense, and acquisition integration costs. Acquisition costs related to business combinations of approximately $19.1 million for the nine months ended September 30, 2019, respectively, primarily consisted of a $10.0 million investment advisory fee, employee retention expense, non-capitalizable legal and professional fees related to completed and potential acquisitions, and acquisition integration costs. Refer to Note 3 for further information regarding acquisitions completed in the current year.

Litigation costs consist of expenses incurred in order to defend the Company from litigation charges outside of the normal course of business. Litigation costs incurred in connection with matters arising from the ordinary course of business are expensed as a component of selling, general and administrative expense on the Condensed Consolidated Statements of Operations. Litigation costs of $0.2 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, primarily relate to professional fees incurred in connection with ongoing litigation. Refer to Note 19 for discussion of ongoing material litigation. No litigation costs were incurred for the three and nine months ended September 30, 2018 relating to litigation charges outside of the normal course of business.

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the three months ended September 30, 2019, severance, equity

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

modification and acceleration expense was related to a reduction in headcount within our international operations from organizational realignments. For the nine months ended September 30, 2019, severance, equity modification and acceleration expense consisted of $2.1 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf Acquisition, $1.2 million of severance related to the departure of two former executives, $1.5 million related to a reduction in headcount within our international operations from organizational realignments, as well as $3.1 million of accelerated equity award vesting. The accelerated stock compensation charges related primarily to the resignation of a member of the Board of Trustees, which accelerated the vesting of 100,000 restricted stock units in accordance with the modified award agreement. For the nine months ended September 30, 2018, equity modification expense consists of $2.0 million due to the grant made by the Board of Trustees to permit dividend equivalents to all participants in the 2010 Plan. Refer to Note 15 for further details of all equity modifications and equity acceleration.

Non-offering related equity issuance expense consists of non-registration statement related legal fees associated with the selling shareholders’ secondary public offering completed during the first quarter of 2019, which consisted solely of shares sold by YF ART Holdings and Goldman Sachs and affiliates (see Note 1 for more information). The Company received no proceeds from the secondary offering. Non-offering related equity issuance expense of $0.6 million for the three months ended September 30, 2018, consisted of non-capitalizable legal and professional fees associated with the follow-on equity issuance. Non-offering related equity issuance expense of $1.8 million for the nine months ended September 30, 2018 consisted of non-capitalizable legal and professional fees associated with the September 2018 follow-on equity issuance and non-registration statement related costs and an Australian stamp duty tax related to the Company’s IPO.

Non-recurring public company implementation costs of $0.5 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, represent one-time costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company. No such costs were incurred during the three and nine months ended September 30, 2019.

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

7. Debt of the Company

In this Note 7, the “Company” refers only to Americold Realty Trust and not to any of its subsidiaries.

The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.

The Company guarantees the Operating Partnership’s obligations with respect to its outstanding debt as of September 30, 2019 and December 31, 2018, as detailed in Note 8, with the exception of the 2013 Mortgage Loans which have limited guarantees for fraud and environmental carve-outs by Americold Realty Operating Partnership, L.P.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

8. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of September 30, 2019 and December 31, 2018 is as follows (in thousands):

				September 30, 2019		December 31, 2018
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of September 30, 2019	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$183,100	$186,304	$187,957	$184,667
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,525	70,000	67,900
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,320	32,000	31,120
Total 2013 Mortgage Loans				285,100	289,149	289,957	283,687

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	218,500	200,000	202,500
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	443,000	400,000	407,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	370,125	—	—
Total Senior Unsecured Notes				950,000	1,031,625	600,000	609,500

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.00%	3.21%	475,000	477,375	475,000	472,625

Total principal amount of indebtedness				$1,710,100	$1,798,149	$1,364,957	$1,365,812
Less: deferred financing costs				(13,750)	n/a	(13,943)	n/a
Total indebtedness, net of unamortized deferred financing costs				$1,696,350	$1,798,149	$1,351,014	$1,365,812

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+0.90%	0.36%	$—	$—	$—	$—
(1) L = one-month LIBOR.
2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. The unamortized balance of Term Loan A debt issuance costs are included in “Mortgage notes, senior unsecured notes and term loan” on the accompanying Condensed Consolidated Balance Sheets.
On September 24, 2019, we reduced our interest rate margins from 1.45% to 1.00% and decreased the fee on unused borrowing capacity by 5 basis points for usage greater than 50% of the total commitment and 15 basis points for usage less than 50% of commitment. The current fee for unused borrowing capacity is 20 basis points regardless of

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

the percentage of total commitment used. The Company received a favorable credit rating during the quarter. This rating, when combined with existing ratings, allowed the Company to transition to a favorable ratings-based pricing grid during the third quarter of 2019.
As of September 30, 2019, $3.5 million of unamortized debt issuance costs related to revolving credit facility is included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which allows us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets and ground leased assets.
Our 2018 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

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
Our 2018 Senior Unsecured Credit Facility is fully recourse to our Operating Partnership. As of September 30, 2019, the Company was in compliance with all debt covenants.
There were $29.0 million and $29.6 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.
Series A, B and C Senior Unsecured Notes
On April 26, 2019, we priced a debt private placement transaction consisting of $350 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment will include interest accrued since May 7, 2019. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.
On November 6, 2018, we priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”). The transaction closed on December 4, 2018. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The initial July 8, 2019 payment included interest accrued since December 4, 2018. The notes are general unsecured senior obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company used a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (2010 Mortgage Loans). The Company also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan (ANZ Loans). See below for further detail regarding the early extinguishment of debt under 2010 Mortgage Loans and ANZ Loans.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Series A, Series B, and Series C senior notes (collectively referred to as the “Senior Unsecured Notes”) and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.
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
As of September 30, 2019, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of September 30, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.9 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio was 1.73x as of September 30, 2019. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.

The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of September 30, 2019, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Debt Covenants
The Company’s Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans require financial statement reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern allowable business practices of the Company. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and the Company’s ability to enter into certain types of transactions or exposures in the normal course of business. As of September 30, 2019, the Company was in compliance with all debt covenants.

The aggregate maturities of the Company’s total indebtedness as of September 30, 2019, including amortization of principal amounts due under the mortgage notes, for each of the next five years and thereafter, are as follows:

As of September 30, 2019:	(In thousands)
September 30, 2020	$6,685
September 30, 2021	6,967
September 30, 2022	7,242
September 30, 2023	739,206
September 30, 2024	—
Thereafter	950,000
Aggregate principal amount of debt	1,710,100
Less unamortized deferred financing costs	(13,750)
Total debt net of unamortized deferred financing costs	$1,696,350

9. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedges $100 million of variable interest-rate debt, or 21%, of the Company’s outstanding variable-rate debt as of September 30, 2019. The August 2019 agreement hedges $225 million of variable interest-rate debt, or 47%, of the Company’s outstanding variable-rate debt as of September 30, 2019. Each agreement converts the Company’s variable-rate debt to a fixed-rate basis for the next five years, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to interest expense. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at September 30, 2019.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a decrease to interest expense. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at September 30, 2019 and December 31, 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives formally designated as hedging instruments
Foreign exchange contracts	$7,939	$2,283	$—	$—
Interest rate contracts	762	—	4,399	—
Total derivatives formally designated as hedging instruments	$8,701	$2,283	$4,399	$—

The following tables present the amounts in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded and the effects of cash flow hedge activity on these line items for the three and nine months ended September 30, 2019 and 2018, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended September 30,			Three Months Ended September 30,
	2019	2018		2019	2018
Interest rate contracts	$5	$(204)	Interest expense	$102	$286
Foreign exchange contracts	6,082	—	Foreign currency exchange gain, net	5,512	—
Foreign exchange contracts	—	—	Interest expense	110	—
Total designated cash flow hedges	$6,087	$(204)		$5,724	$286

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
Interest rate contracts	$(3,633)	$(637)	Interest expense	$102	$959
Foreign exchange contracts	5,736	—	Foreign currency exchange gain, net	6,005	—
Foreign exchange contracts	—	—	Interest expense	110	—
Total designated cash flow hedges	$2,103	$(637)		$6,217	$959

Total interest expense recorded in the Condensed Consolidated Statements of Operations were $24.9 million and $22.8 million during the three months ended September 30, 2019 and 2018, respectively, and $70.6 million and $70.3 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, the Company recorded total foreign currency exchange loss, net in its Condensed Consolidated Statements of Operations of $0.1 million. The total foreign currency exchange loss for the three months ended September 30, 2019 was nominal. During the three and nine months ended September 30, 2018, the Company recorded total foreign currency exchange gain, net its Condensed Consolidated Statements of Operations of $0.7 million and $2.9 million.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2019 and December 31, 2018. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Condensed Consolidated Balance Sheet (in thousands):

September 30, 2019
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$8,701	$—	$8,701	$(4,399)	$—	$4,302

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(4,399)	$—	$(4,399)	$4,399	$—	$—

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

December 31, 2018
Offsetting of Derivative Assets
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,283	$—	$2,283	$—	$—	$2,283

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Refer to Note 20 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and nine months ended September 30, 2019 and 2018, respectively.
10. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of September 30, 2019 and December 31, 2018 are as follows:

	Maturity	Interest Rate as of September 30, 2019	September 30, 2019	December 31, 2018
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$19,073	$19,265
11 warehouses – 2007	9/2027	7.00%-19.59%	97,555	99,655
Total sale-leaseback financing obligations			$116,628	$118,920

11. Lease Accounting

Arrangements wherein we are the lessee:
We have operating and finance leases for land, warehouses, offices, vehicles, and equipment with remaining lease terms ranging from 1 to 33 years. Many of our leases include one or more options to extend the lease term from 1 to 10 years that may be exercised at our sole discretion. Additionally, many of our leases for vehicles and equipment include options to purchase the underlying asset at or before expiration of the lease agreement. Rental payments are generally fixed over the term of the lease agreement with the exception of certain equipment leases for which the rental payment may vary based on usage of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

As of September 30, 2019, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Components of lease expense:
Operating lease cost (a)	$6,477	$22,407
Financing lease cost:
Depreciation	2,815	8,080
Interest on lease liabilities	752	2,165
Sublease income (b)	(121)	(377)
Net lease expense	$9,923	$32,275
(a) Includes short-term lease and variable lease costs, which are immaterial.
(b) Sublease income relates to two warehouses in the U.S. and New Zealand.

Other information related to leases is as follows:

Nine Months Ended September 30, 2019
(In thousands)

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(19,280)
Operating cash flows from finance leases	(2,165)
Financing cash flows from finance leases	(9,374)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$8,308
Finance leases	26,122
Weighted-average remaining lease term (years)
Operating leases	6.5
Finance leases	4.6
Weighted-average discount rate
Operating leases	4.1%
Finance leases	5.5%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
	(In thousands)
2019 (excluding 9 months ended September 30, 2019)	$5,399	$4,516	$9,915
2020	18,819	17,337	36,156
2021	11,969	16,048	28,017
2022	9,319	10,825	20,144
2023	7,825	7,503	15,328
Thereafter	18,949	9,588	28,537
Total future minimum lease payments	72,280	65,817	138,097
Less: Interest	(10,253)	(8,489)	(18,742)
Total future minimum lease payments less interest	$62,027	$57,328	$119,355

Reported as of September 30, 2019
Accounts payable and accrued expenses	$178	$70	$248
Operating lease obligations	61,849	—	61,849
Finance lease obligations	—	57,258	57,258
Total lease obligations	$62,027	$57,328	$119,355

Arrangements wherein we are the lessor:
We receive lease income as the lessor for certain buildings and warehouses or space within a warehouse. The remaining term on existing leases ranges from 1 to 9 years. Lease income is generally fixed over the duration of the contract and each lease contract contains clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not included.
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, storage, and warehouse services” in the Condensed Consolidated Statements of Operations as denoted in Note 24 “Revenues from Contracts with Customers”.
Property, plant and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the Condensed Consolidated Balance Sheets. The gross value and net value of these assets was $502.7 million and $467.0 million, for Land and Buildings and improvements as of September 30, 2019. Depreciation expense for such assets was $6.2 million and $15.7 million for the three and nine months ended September 30, 2019, respectively.
Future minimum lease payments as of September 30, 2019 were as follows (in thousands):

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Operating Leases
Year ending December 31,
2019 (excluding 9 months ended September 30, 2019)	$4,748
2020	15,965
2021	12,811
2022	11,212
2023	9,551
Thereafter	25,422
Total	$79,709

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
The Company’s mortgage notes, senior unsecured notes and term loan are reported at their aggregate principal amount less unamortized deferred financing costs on the accompanying Condensed Consolidated Balance Sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, senior unsecured notes and term loan are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows of the collateral asset.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include certain investments included in cash equivalent money market funds and restricted cash assets. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of September 30, 2019 and December 31, 2018, respectively.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	September 30, 2019	December 31, 2018
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$762	$—
Interest rate swap liability	Level 2	4,399	—
Cross-currency swap asset	Level 2	7,939	2,283
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loan(1)	Level 3	$1,798,149	$1,365,812
(1)The carrying value of mortgage notes, senior unsecured notes and term loan is disclosed in Note 8.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares for the nine months ended September 30, 2019 and 2018.

Nine Months Ended September 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March(b)			(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April			15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.2000	38,764	38,764
June (c)			(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July			13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.2000	38,795	—
		$107,794	$96,811

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

(b)	Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

(c)	Declared in June and included in the $38.8 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Nine Months Ended September 30, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145	—
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.1875	27,250	—	27,250	—
June (d)				(118)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July				28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.1875	28,072	—	—	—
		$76,758		$48,537

Series B Preferred Shares - Fixed Dividend
January (b)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

(d)	Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

14. Partners’ Capital
Allocations of Net Income and Net Losses to Partners
The Operating Partnership’s net income will generally be allocated to Americold Realty Trust (the general partner) and the Operating Partnership’s limited partners, Americold Realty Operations, Inc. and certain trustees of Americold Realty Trust, in accordance with the respective percentage interests in the units issued by the Operating Partnership. Net loss will generally be allocated to the general partner and the Operating Partnership’s limited partners in accordance with the respective common percentage interests in the Operating Partnership until the limited partner’s capital is reduced to zero and any remaining net loss would be allocated to the general partner. However, in some cases, losses may be disproportionately allocated to partners who have guaranteed our debt. The allocations described above are subject to special allocations relating to depreciation deductions and to compliance with the provisions of Sections 704(b) and 704(c) of the Code, and the associated Treasury Regulations.
Distributions
All distributions on our units are at the discretion of Americold Realty Trust’s Board of Trustees. We have declared and paid the following distributions to Americold Realty Trust for the nine months ended September 30, 2019 and 2018:

Nine Months Ended September 30, 2019
Month Declared/Paid	Distributions Declared	Distributions Paid
	(In thousands)
December (2018)/January	$—	$28,098
March/April	30,235	30,108
June/July	38,764	38,605
September	38,795	—
	$107,794	$96,811

Nine Months Ended September 30, 2018
Month Declared/Paid	Distributions Declared	Distributions Paid
	(In thousands)
January (a)	$3,242	$3,242
March/April	20,145	20,086
June/July	27,250	27,160
September/October	28,072	—
	$78,709	$50,488

(a)	Stub period distribution paid to Parent immediately prior to the IPO.
15. Share-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based, performance-based and market performance-based equity awards. Time-based awards and cliff vesting market performance-based awards are recognized on a straight-line basis over the employees’ requisite service period, as adjusted for estimate of forfeitures. Performance-based awards are recognized ratably over the vesting period using a graded vesting attribution model upon the achievement of the performance target, as

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

adjusted for estimate of forfeitures. The only performance-based awards issued by the Company were granted in 2016 and 2017.
Aggregate share-based compensation charges were $3.4 million and $2.1 million during the three months ended September 30, 2019 and 2018, respectively, and $12.2 million and $8.3 million during the nine months ended September 30, 2019 and 2018, respectively. Approximately $9.1 million and $6.3 million of these charges were considered routine share-based compensation expense, and were included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations during the nine months ended September 30, 2019 and 2018, respectively. Approximately $3.1 million of share-based compensation expense was recorded during the nine months ended September 30, 2019 due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation, and were included as a component of “Acquisition, litigation and other” expense on the accompanying Condensed Consolidated Statements of Operations. Approximately $2.0 million of share-based compensation expense was recorded during the nine months ended September 30, 2018 as a result of modification to certain restricted stock units, and is included as a component of “Acquisition, litigation and other” expense on the accompanying Condensed Consolidated Statements of Operations. The award modifications and awards with accelerated vesting are discussed further under the section “Modification of Restricted Stock Units and Accelerated Vesting of Awards”. As of September 30, 2019, there was $27.6 million of unrecognized share‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.2 years.
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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents accrued are paid upon the vesting of the awards, and for awards that are forfeited during the vesting period no dividend equivalents will be paid. Certain restricted stock units issued in connection with the IPO to retain key employees of the Company have the right to receive nonforfeitable dividend equivalent distributions on unvested units. As of September 30, 2019, the Company accrued $0.9 million of dividend equivalents on unvested units payable to employees and non-employee trustees.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
The following table summarizes restricted stock unit grants under the 2017 Plan during the nine months ended September 30, 2019 and 2018, respectively:

Nine Months Ended September 30,	Grantee Type	# of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2019	Trustee group	18,267	1 year	$575
2019	Employee group	501,035	1-3 years	$16,708
2018	Trustee group	373,438	1-3 years	$5,975
2018	Employee group	965,501	1-4 years	$14,334

Of the restricted stock units granted for the nine months ended September 30, 2019, (i) 12,285 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 5,982 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (iii) 257,867 were time-based restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iv) 243,168 were market-based restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2019 and will end December 31, 2021.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Of the restricted stock units granted for the nine months ended September 30, 2018, (i) 331,250 were time-based restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 432,751 were time-based restricted stock units with various vesting periods ranging from one to four years issued to certain employees and (iv) 532,750 were market-based restricted stock units issued to certain employees. The vesting of such market-based awards will be determined based on the Company’s TSR, as described in the agreement granting such awards, computed for the performance period that began January 18, 2018 and will end December 31, 2020.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of September 30, 2019:

Nine Months Ended September 30, 2019
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2018	1,028,256	$26.3	71,428	$1.8	587,500	$15.0
Granted	276,134		—		243,168
Vested (1)	(377,257)		(14,286)		—
Forfeited	(150,795)		—		(51,480)
Non-vested as of September 30, 2019	776,338	$28.8	57,142	$2.1	779,188	$28.9

(1)
For certain vested restricted stock units, common shares shall not be issued until the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The amount of vested restricted stock units was 627,890 as of September 30, 2019 and had a related aggregate intrinsic value of $23.3 million at $37.07 per unit.

The weighted average grant-date fair value of restricted stock units granted during nine months ended September 30, 2019 was $33.28 per unit, for vested restricted stock units was $16.10, for forfeited restricted stock units was $16.75, and non-vested restricted stock units was $27.68 per unit.
OP Units
During the three months ended September 30, 2019, upon recommendation by the Compensation Committee, the Board of Trustees approved the grant of OP units in connection with the annual grant to the Board of Trustees. The trustees have the option to elect their annual grant in the form of either time-vested restricted stock units or time-vested OP units. As a result of this election, a total of 20,190 OP Units were granted to certain trustees as part of their annual compensation. The OP units will vest over one year, had an aggregate grant date fair value of $0.7 million, and had an aggregate intrinsic value of $0.7 million as of September 30, 2019.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Stock Options Activity
The following tables provide a summary of option activity for the nine months ended September 30, 2019 and 2018, respectively:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2018	2,355,787	$9.81	5.4
Granted	—	—
Exercised	(1,327,289)	9.81
Forfeited or expired	(219,000)	9.81
Outstanding as of September 30, 2019	809,498	9.81	6.1

Exercisable as of September 30, 2019	183,500	$9.81	4.7

Outstanding as of December 31, 2017	5,477,617	$9.72	6.0
Granted	—	—
Exercised	(2,617,351)	9.68
Forfeited or expired	(91,000)	9.81
Outstanding as of September 30, 2018	2,769,266	9.77	5.6

Exercisable as of September 30, 2018	1,859,778	$9.73	4.7

The total fair value at grant date of stock option awards that vested during the nine months ended September 30, 2019 and 2018 was approximately $0.4 million and $1.0 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2019 and 2018, was $27.5 million and $32.4 million, respectively.
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
The Company recorded an income tax benefit of approximately $7.0 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively, and an income tax benefit of approximately $7.4 million and

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

$2.8 million for the nine months ended September 30, 2019 and 2018, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations.
The Company recorded an opening deferred tax liability of $8.5 million for the purchase of Cloverleaf, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed and intangible assets. Purchase accounting for Cloverleaf has not yet been completed, and additional amounts may be recorded as additional information is obtained.
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

The Company had no liabilities for uncertain tax positions as of September 30, 2019 and $0.4 million for uncertain tax positions as of December 31, 2018. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.
17. Variable Interest Entities
New Market Tax Credit
On May 1, 2019, the Company assumed a financing arrangement born out of the New Markets Tax Credit (“NMTC” or “NMTC Transactions”) program. These financing arrangements were originated by Cloverleaf in 2015 to monetize state and federal tax credits related to the construction of a cold storage warehouse in Monmouth, Illinois. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“the Act”) and is intended to induce capital investment in qualified lower income communities.
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
The loan agreements for monies lent to the investments funds and amounts payable to the CDEs extend through 2045 but contain provisions permitting dissolution in 2022. This coincides with the conclusion of the seven-year compliance period during which the tax credits may be recognized and the NMTCs are subject to 100% recapture. Based on the nature of the arrangements, we expect them to dissolve in 2022.
The Company has determined that the financing arrangement with the investment funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the investment funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the investment funds. Management considered the contractual arrangements that

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the tax credit investor’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the investment funds. The Company concluded that it is the primary beneficiary of the VIE and consolidated the investments funds and CDEs, as VIEs, in accordance with the accounting standards for consolidation.
Through NMTC Transactions, the Company effectively received net loan proceeds equal to the tax credit investor’s contributions to the investment funds. At inception of the arrangement in 2015, the benefit of contributions by tax credit investor’s totaled approximately $5.6 million. The Company is recognizing the benefit of the contributions ratably over the life of the project which these proceeds were used to fund. The fair value of the remaining benefit is subject to change pending finalization of purchase accounting for the Cloverleaf Acquisition.
As of September 30, 2019, the balance of the deferred contribution liability was $2.1 million, which is classified as accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.
The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, could require the Company to indemnify the tax credit investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company is in compliance with all applicable requirements and does not anticipate any credit recaptures will result in connection with this arrangement.

18. Employee Benefit Plans
The components of net period benefit cost for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$17	$17
Interest cost	397	312	5	12	726
Expected return on plan assets	(440)	(294)	—	(17)	(751)
Amortization of net loss	377	141	(1)	—	517
Amortization of prior service cost	—	—	—	8	8
Net pension benefit cost	$334	$159	$4	$20	$517

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

	Three Months Ended September 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$8	$20	$—	$43	$71
Interest cost	354	300	5	33	692
Expected return on plan assets	(512)	(342)	—	(35)	(889)
Amortization of net loss	311	179	—	124	614
Amortization of prior service cost	—	—	—	4	4
Net pension benefit cost	$161	$157	$5	$169	$492

	Nine Months Ended September 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$52	$52
Interest cost	1,192	934	17	37	2,180
Expected return on plan assets	(1,320)	(882)	—	(55)	(2,257)
Amortization of net loss	1,132	422	(3)	—	1,551
Amortization of prior service cost	—	—	—	25	25
Net pension benefit cost	$1,004	$474	$14	$59	$1,551

	Nine Months Ended September 30, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$23	$59	$—	$173	$255
Interest cost	1,063	899	15	86	2,063
Expected return on plan assets	(1,535)	(1,027)	—	(124)	(2,686)
Amortization of net loss	933	536	—	123	1,592
Amortization of prior service cost	—	—	—	23	23
Net pension benefit cost	$484	$467	$15	$281	$1,247
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

(expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company expects to contribute to all plans an aggregate of $2.5 million in 2019.
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
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) was significantly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company took the option to exit the Fund and convert to the new fund. The Company’s portion of the unfunded liability (undiscounted), estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38,000 over 30 years, interest free. The Company recognized an expense and related liability equal to the present value of the withdrawal liability upon exiting the Fund, and amortizes the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
19. Commitments and Contingencies
Letters of Credit
As of September 30, 2019, there were $29.2 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility and as of December 31, 2018, there were $29.6 million of outstanding letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $4.2 million as of September 30, 2019 and $2.7 million as of December 31, 2018, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations. The increase relates to utility bonds from the Cloverleaf Acquisition.
Collective Bargaining Agreements
As of September 30, 2019, approximately 58% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 2% of the labor force are set to expire during the remaining three months ended December 31, 2019.
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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
In 1994, a settlement was reached whereby Americold Corporation agreed to the entry of a $58.7 million judgment against it and assigned its rights to proceed against its insurer to satisfy the judgment. The settlement agreement contained a standard “cooperation provision” in which Americold Corporation agreed to execute any additional documents necessary to fulfill the intent of the settlement agreement. The plaintiffs then sued Americold Corporation’s insurer to recover on the consent judgment. The case was ultimately dismissed in 2012, and the Kansas Supreme Court ruled that the 1994 consent judgment had expired and was not revivable as a matter of law.
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
On February 7, 2013, the Company removed the case to the U.S. federal court and ultimately filed a motion for summary judgment, which the plaintiffs vigorously opposed. On October 4, 2013, the court granted the Company’s motion and dismissed the case in full. Only one plaintiff appealed the dismissal to the U.S. Court of Appeals. The Court of Appeals ordered that the case be remanded to the Kansas State Court and the judgment in favor of Americold be vacated, finding U.S. federal diversity jurisdiction did not exist over the Company. The Company petitioned the U.S. Supreme Court for certiorari and oral argument occurred on January 19, 2016.
On March 7, 2016, the United States Supreme Court ruled that there was no federal diversity jurisdiction. Following the decision, the United States District Court for the District of Kansas entered an Order vacating the summary judgment and remanding the case to Kansas state court. Regardless of the venue, the Company remains confident that its defenses on the merits of plaintiffs’ claims are strong under Kansas law.
Following remand to Kansas state court, Plaintiffs initially petitioned the court to amend their complaint to drop their claim for damages and only seek an Order of Specific Performance requiring Americold to sign a new document reinstating the consent judgment assigned in the 1994 Settlement Agreement. Plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018.
Since December 31, 2018, the court granted the Company’s motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. The Kraft and Safeway plaintiffs have appealed their dismissals. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by Plaintiffs and for bad faith damages for denying coverage. Given the status of the proceedings to date, a liability amount cannot

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
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
On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS seeks compensatory, consequential and/or punitive damages. The Company has filed a motion to require PFS to reimburse the Company for its legal fees it incurred for the state court action before PFS is allowed to proceed in the federal court action. That motion is pending before the court.
The Company denies the allegations and believes PFS’s claims are without merit and intends to vigorously defend this claim. Given the status of the proceedings to date, a liability cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
Jose Contreras Employment Putative Class Action
On February 22, 2019, Plaintiff Jose Contreras (a former employee) filed a putative class action against the Company in the San Bernardino County Superior Court asserting that the Company: (1) failed to pay minimum wages; (2) failed to pay overtime wages; (3) failed to pay all vacation wages; (4) failed to provide meal periods; (5) failed to provide accurate wage statements; (6) failed to pay wages timely to terminated employees; and (7) violated California unfair business practices. On April 10, 2019, the Company filed an Answer and Affirmative Defenses in response to the complaint and successfully removed the case to federal court in the U.S. District Court for the Central District of California. On May 2, 2019, plaintiff filed a separate lawsuit for civil penalties under California’s Private Attorneys General Act (“PAGA”) in the San Bernardino Superior Court against the Company, Case No. CIV-DS-1913525 based on similar factual allegations that are asserted in the complaint. The Company successfully obtained a dismissal of the San Bernardino Superior Court Action. On June 18, 2019, the plaintiff amended his complaint in the pending federal court action to add a rest period violation claim and PAGA penalty claims based on similar allegations that are asserted in the complaint. Plaintiff’s counsel later dismissed plaintiff’s vacation wages claim from his first amended complaint.
The Company denies the plaintiff’s claims and denies that plaintiff and the putative class members have been damaged in any respect or in any amount as a result of any act or omission by the Company. The Company also denies that this case is appropriate for class treatment and further asserts, among other grounds, that this case is unmanageable as a PAGA representative action. The court has set a class certification hearing for April 27, 2020. The parties agreed

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

to mediate the case. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of September 30, 2019 and December 31, 2018. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of September 30, 2019. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of September 30, 2019 and December 31, 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

20. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(6,976)	$(6,129)	$(8,027)	$(7,126)
Gain arising during the period	517	614	1,551	1,592
Less: Tax expense	—	—	—	—
Net gain arising during the period	517	614	1,551	1,592
Amortization of prior service cost (1)	8	4	25	23
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net income	8	4	25	23
Other comprehensive income, net of tax	525	618	1,576	1,615
Balance at end of period, net of tax	(6,451)	(5,511)	(6,451)	(5,511)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(4,358)	2,122	(3,322)	8,318
Loss on foreign currency translation	(5,089)	(2,953)	(6,125)	(9,149)
Derecognition of cumulative foreign currency translation gain upon sale of partially owned entities (2)	(2,605)	—	(2,605)	—
Less: Tax expense	—	—	—	—
Net loss on foreign currency translation	(7,694)	(2,953)	(8,730)	(9,149)
Balance at end of period, net of tax	(12,052)	(831)	(12,052)	(831)
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(5,643)	(1,182)	(1,166)	(1,422)
Unrealized gain (loss) on cash flow hedge derivatives	6,087	(76)	2,103	(464)
Less: Tax expense	—	128	—	173
Net gain (loss) on cash flow hedge derivatives	6,087	(204)	2,103	(637)
Net amount reclassified from AOCI to net income (interest expense)	(212)	286	(212)	959
Net reclassified from AOCI to net income (foreign exchange gain)	(5,512)	—	(6,005)	—
Balance at end of period, net of tax	(5,280)	(1,100)	(5,280)	(1,100)

Accumulated other comprehensive loss	$(23,783)	$(7,442)	$(23,783)	$(7,442)

(1)	Amounts reclassified from AOCI for pension liabilities are recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

(2)
Amount reclassified from AOCI for the derecognition of cumulative foreign currency translation gain related to the sale of partially owned entities is recognized in Gain from sale of partially owned entities in the condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

21. Related Party Transactions
Transactions with Goldman
Prior to the March 2019 secondary offering, Goldman was a significant shareholder of the Company. Goldman is considered a related party as a result of their ownership for a portion of the current year, and therefore, the Company has disclosed the fees paid to Goldman for various services provided. The Company continues to use services provided by Goldman in the ordinary course of business subsequent to Goldman’s complete disposition of ownership in March 2019.
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
As a member of the previously described lending groups, the Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $0.4 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $1.2 million and $2.3 million for the nine months ended September 30, 2019 and 2018, respectively. Interest payable to Goldman was nominal as of September 30, 2019.
In connection with the April 2019 follow-on offering, the May 2019 debt private placement and the Cloverleaf Acquisition, Goldman received total fees of approximately $15.2 million during the nine months ended September 30, 2019.

In connection with the secondary offering completed in March 2019, Goldman sold their remaining common shares of the Company, totaling 8,061,228 common shares, in an underwritten public offering. The Company did not receive any proceeds from the shares sold by Goldman and its affiliates in this offering. In connection with this transaction, Goldman received an underwriting fee of approximately $2.6 million. Although Goldman was no longer a significant shareholder of the Company, Bradley Gross, a partner at Goldman Sachs, remained on the Board of Trustees through May 22, 2019. Mr. Gross did not stand for re-election to the Board of Trustees in connection with the Company’s annual meeting of shareholders.
In January 2019, the Company entered into an interest rate swap with Goldman to hedge the changes in the cash flows of variable interest rate payments on our outstanding 2018 Senior Unsecured Term Loan A Facility. Payments under the interest rate swap commenced during the three months ended March 31, 2019. The net settlement of the swap for the three and nine months ended September 30, 2019 was de minimis.
In December 2018, the Company entered into a cross-currency swap with Goldman to hedge the changes in the cash flows of interest and principal payment on foreign-currency denominated intercompany loans. Payments under the cross currency swap are made semi-annually and began during the third quarter of 2019. These payments are excluded from amounts disclosed above since it is not revenue generating activity for Goldman. Additionally, the Company periodically enters into foreign exchange spot trades with Goldman to facilitate the movement of funds between our international subsidiaries and the U.S., including the funding of the previously mentioned intercompany loans.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

In connection with the follow-on offering completed in September 2018, Goldman sold 9,083,280 common shares, and after giving effect to the sale owned approximately 9.9% of the Company’s common shares. In connection with the follow-on offering, Goldman received an underwriting fee of approximately $5.0 million, and received a refund of approximately $0.7 million representing the underwriting discount on the gross proceeds received by the selling shareholders.
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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Our reportable segments are strategic business units separated by service offerings. Each reportable segment is managed separately and requires different operational and marketing strategies. The accounting polices used in the preparation of our reportable segments financial information are the same as those used in the preparation of its condensed consolidated financial statements.
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and exclude selling, general and administrative expense, acquisition, litigation and other expense, impairment of long-lived assets, gain or loss on sale of real estate and all components of non-operating other income and expense. Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.
Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment revenues:
Warehouse	$365,593	$297,225	$993,439	$871,454
Third-party managed	62,846	62,551	188,497	192,182
Transportation	35,685	40,193	109,273	117,427
Other	2,058	2,041	6,512	6,755
Total revenues	466,182	402,010	1,297,721	1,187,818

Segment contribution:
Warehouse	113,408	93,638	318,044	274,043
Third-party managed	2,583	3,554	8,646	11,189
Transportation	4,640	4,148	13,202	11,328
Other	75	145	611	411
Total segment contribution	120,706	101,485	340,503	296,971

Reconciling items:
Depreciation, depletion and amortization	(45,065)	(29,403)	(115,598)	(87,861)
Selling, general and administrative expense	(32,476)	(27,323)	(96,262)	(83,179)
(Loss) gain from sale of real estate	—	(12)	(34)	8,372
Acquisition, litigation and other	(3,780)	(1,194)	(30,237)	(4,768)
Impairment of long-lived assets	—	—	(13,485)	(747)
Loss from investments in partially owned entities	(165)	(437)	(111)	(324)
Gain from sale of partially owned entities	4,297	—	4,297	—
Interest expense	(24,907)	(22,834)	(70,581)	(70,258)
Bridge loan commitment fees	—	—	(2,665)	—
Interest income	1,798	877	5,206	2,610
Loss on debt extinguishment and modification	—	—	—	(21,385)
Foreign currency exchange (loss) gain	(43)	734	(66)	2,926
Other (expense) income, net	(249)	96	(1,007)	184
Income before income tax benefit	$20,116	$21,989	$19,960	$42,541

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The following table details our long-lived assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	September 30, 2019	December 31, 2018
	(In thousands)
Assets:
Warehouse	$3,547,878	$2,054,968
Managed	46,110	43,725
Transportation	62,354	35,479
Other	13,697	13,554
Total segments assets	3,670,039	2,147,726

Reconciling items:
Corporate assets	472,152	370,161
Investments in partially owned entities	—	14,541
Total reconciling items	472,152	384,702
Total assets	$4,142,191	$2,532,428

23. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee trustees who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. During the three and nine months ended September 30, 2019, the weighted-average number of restricted stock units that participated in the distribution of common dividends was 1,403,886 and 1,236,311, of which 627,890 restricted stock units currently have vested but will not be settled until additional criteria are met.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding – basic	192,325	144,948	175,010	138,438
Dilutive effect of share-based awards	1,533	2,610	1,696	2,730
Equity forward contracts	3,505	68	2,264	23
Weighted average common shares outstanding – diluted	197,363	147,626	178,970	141,191

For the three and nine months ended September 30, 2019 and 2018, none of the outstanding instruments under our share-based awards program or equity forward contracts were antidilutive and excluded from the denominator for calculating diluted earnings per share.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

24. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018 by segment and geographic region:

	Three Months Ended September 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$134,903	$9,386	$3,972	$1,308	$—	$149,569
Warehouse services	175,008	30,521	3,328	738	—	209,595
Third-party managed	53,800	4,383	—	—	4,663	62,846
Transportation	26,633	8,533	102	417	—	35,685
Other	2,058	—	—	—	—	2,058
Total revenues (1)	392,402	52,823	7,402	2,463	4,663	459,753
Lease revenue (2)	6,429	—	—	—	—	6,429
Total revenues from contracts with all customers	$398,831	$52,823	$7,402	$2,463	$4,663	$466,182

	Three Months Ended September 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$110,351	$9,815	$3,598	$1,104	$—	$124,868
Warehouse services	132,723	29,390	4,173	895	—	167,181
Third-party managed	54,809	3,142	—	—	4,549	62,500
Transportation	26,106	13,290	170	627	—	40,193
Other	2,035	—	—	—	—	2,035
Total revenues (1)	326,024	55,637	7,941	2,626	4,549	396,777
Lease revenue (2)	5,233	—	—	—	—	5,233
Total revenues from contracts with all customers	$331,257	$55,637	$7,941	$2,626	$4,549	$402,010

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

	Nine Months Ended September 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$363,547	$28,071	$12,020	$3,600	$—	$407,238
Warehouse services	466,418	90,016	10,230	2,372	—	569,036
Third-party managed	164,332	10,590	—	—	13,556	188,478
Transportation	75,441	32,131	315	1,386	—	109,273
Other	6,496	—	—	—	—	6,496
Total revenues (1)	1,076,234	160,808	22,565	7,358	13,556	1,280,521
Lease revenue (2)	17,200	—	—	—	—	17,200
Total revenues from contracts with all customers	$1,093,434	$160,808	$22,565	$7,358	$13,556	$1,297,721

	Nine Months Ended September 30, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$319,690	$29,759	$11,425	$4,092	$—	$364,966
Warehouse services	386,027	89,156	12,390	2,777	—	490,350
Third-party managed	168,431	9,764	—	—	13,837	192,032
Transportation	73,104	41,550	543	2,230	—	117,427
Other	6,738	—	—	—	—	6,738
Total revenues (1)	953,990	170,229	24,358	9,099	13,837	1,171,513
Lease revenue (2)	16,305	—	—	—	—	16,305
Total revenues from contracts with all customers	$970,295	$170,229	$24,358	$9,099	$13,837	$1,187,818

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
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
As of September 30, 2019, the Company had $690.8 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 6% of these remaining performance obligations as revenue in 2019, an the remaining 94% to be recognized over a weighted average period of 18.0 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended September 30, 2019, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $209.0 million and $192.1 million as of September 30, 2019 and December 31, 2018, respectively, and $207.7 million and $198.3 million as of September 30, 2018 and December 31, 2017, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $17.9 million and $18.6 million as of September 30, 2019 and December 31, 2018, respectively, and $19.5 million and $18.8 million as of September 30, 2018 and December 31, 2017, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2019 and 2018 has been recognized as of September 30, 2019 and September 30, 2018, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of September 30, 2019, we operated a global network of 176 temperature-controlled warehouses encompassing 1.1 billion cubic feet, with 158 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. We also own and operate a limestone quarry through a separate business segment.
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
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the type of freezing capabilities required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers. Additionally, in connection with the Cloverleaf Acquisition we acquired trucks and drivers that support certain customers within the Cloverleaf network.
Other. In addition to our primary business segments, we own and operate a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consists primarily of labor, equipment, fuel and explosives. We have referred to this segment as Quarry within our Management’s Discussion and Analysis.
Other Consolidated Operating Expenses. We also incur depreciation, depletion and amortization expenses and corporate-level selling, general and administrative expenses and acquisition, litigation and other expenses.
Our depreciation, depletion and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, and our computer hardware and software. Depletion relates to the reduction of mineral resources resulting from the operation of our limestone quarry. Amortization relates primarily to intangible assets for customer relationships.
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
Our corporate-level acquisition, litigation and other expenses consist of costs that we view outside of selling, general and administrative expenses with a high level of variability from period-to-period, and include the following:

•
Acquisition related costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as employee retention expense and work associated with information systems and other projects including spending to support future acquisitions, which primarily consist of professional services.

•	Litigation costs incurred in order to defend the Company from litigation charges outside of the normal course of business.

•
Severance costs representing certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies, and reduction in workforce costs associated with exiting or selling non-strategic warehouses.

•
Equity acceleration costs representing the unrecognized expense for share-based awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification.

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

Key Factors Affecting Our Business and Financial Results
Acquisitions
On February 1, 2019, we completed the acquisition of PortFresh for a purchase price of approximately $35.9 million, utilizing available cash on hand. PortFresh consists of one facility operating near the port of Savannah, Georgia and adjacent land which we intend to construct a newly developed facility upon. Since the date of acquisition, we have reported the results of the acquired facility within our Warehouse segment.
On May 1, 2019, we completed the acquisition of Cloverleaf for a purchase price of approximately $1.24 billion (the “Cloverleaf Acquisition”), utilizing the $1.21 billion net proceeds from our April 2019 follow-on offering and cash drawn from our senior unsecured revolving credit facility. Cloverleaf is a temperature-controlled warehousing company based in Sioux City, Iowa that consists of 22 facilities in nine states. Cloverleaf also generates income through a small component of transportation operations. Since the date of acquisition, we have reported the results of 21 facilities within our Warehouse segment, the results of one facility within our Third-Party Managed segment and the results of Cloverleaf’s transportation operations within our Transportation segment.
Also, on May 1, 2019, we completed the acquisition of Lanier for approximately $82.6 million utilizing cash drawn from our senior unsecured revolving credit facility. Lanier consists of two temperature-controlled storage facilities in Georgia serving the poultry industry. Since the date of acquisition, we have reported the results of these facilities within our Warehouse segment.
Our results of operations for the nine months ended September 30, 2019 includes five months of activity of the Cloverleaf and Lanier, and eight months of activity of PortFresh. Refer to Note 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for further information.
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

	Foreign exchange rates as of September 30, 2019	Average foreign exchange rates used to translate actual operating results for the three months ended September 30, 2019	Average foreign exchange rates used to translate actual operating results for the nine months ended September 30, 2019	Foreign exchange rates as of September 30, 2018	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended September 30, 2019(1)	Prior period average foreign exchange rate used to adjust actual operating results for the nine months ended September 30, 2019(1)
Australian dollar	0.675	0.685	0.699	0.724	0.735	0.757
New Zealand dollar	0.626	0.648	0.664	0.664	0.669	0.699
Argentinian peso	0.017	0.020	0.023	0.037	0.038	0.042
Canadian dollar	0.755	0.757	0.752	0.774	0.765	0.774

(1)
Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

Focus on Our Operational Effectiveness and Cost Structure
We continuously seek to execute on various initiatives aimed at streamlining our business processes and reducing our cost structure, including: realigning and centralizing key business processes and fully integrating acquired assets and businesses; implementing standardized operational processes; integrating and launching new information technology tools and platforms; instituting key health, safety, leadership and training programs; and capitalizing on the purchasing power of our network. Through the realignment of our business processes, we have acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
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
Historically Significant Customer
For the three and nine months ended September 30, 2019 and 2018, one customer accounted for more than 10% of our total revenues. For the three months ended September 30, 2019 and 2018, sales to this customer were $52.4 million and $51.1 million, respectively. For the nine months ended September 30, 2019 and 2018, sales to this customer were $156.0 million and $157.4 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. For the three months ended September 30, 2019 and 2018, $48.7 million and $46.9 million, respectively, of the revenue received from this customer consisted of reimbursements for certain expenses that were offset by matching expenses included in our third-party managed cost of operations. For the nine months ended September 30, 2019 and 2018, the revenue received from this customer included $144.6 million and $144.9 million, respectively, of such reimbursed expenses.
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
We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges, corporate-level selling, general and administrative expenses, corporate-level acquisition, litigation and other expenses and gain or loss on sale of real estate). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
The following table shows the number of same-store warehouses in our portfolio for the three months ended September 30, 2019. The number of warehouses owned or operated in as of September 30, 2019 and excluded as same-store warehouses for the three months ended September 30, 2019 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of the site that was exited during the three months ended September 30, 2019 as described in footnote 2 following the table.

Total Warehouses	176
Same Store Warehouses (1)	138
Non-Same Store Warehouses (2)	27
Third-Party Managed Warehouses (3)	11
(1) During the second quarter of 2019, one warehouse in our portfolio was reclassified from the non-same store population to the same-store population as a result of achieving normalized operations. This represents the difference in same store populations for the three months ended September 30, 2019 and the nine months ended September 30, 2019.
(2) During the third quarter of 2019, one of our leased warehouses was exited in August that was classified in the non-same store category.
(3) During the third quarter of 2019, we exited the operations of one facility in the Third-Party Managed segment.
The following table shows the number of same-store warehouses in our portfolio for the nine months ended September 30, 2019. The number of warehouses excluded as same-store warehouses for the nine months ended September 30, 2019 is listed below, however, the results of operations for the period include the warehouse exited during the period as described in footnote 4 following the table.

Total Warehouses	176
Same Store Warehouses	137
Non-Same Store Warehouses (4)	28
Third-Party Managed Warehouses (5)	11
(4) During the first quarter of 2019, we acquired one facility in connection with the PortFresh acquisition, which was added to the non-same store population. During the second quarter of 2019, we acquired 21 facilities in connection with the Cloverleaf Acquisition and two facilities in connection with the Lanier acquisition, all of which were added to the non-same store population. Additionally, during the third quarter of 2019, one of our leased warehouses was exited that was classified in the non-same store category during the first quarter of 2019 when management decided it would not renew the lease.
(5) During the second quarter of 2019, in connection with the Cloverleaf Acquisition, one facility was added to the Third-Party Managed segment as a result of meeting the definition of this segment. During the third quarter of 2019, we exited the operations of one facility in the Third-Party Managed segment.

As of September 30, 2018, our portfolio consisted of 156 total warehouses, including 144 within the warehouse segment and 12 in the Third-Party Managed segment.

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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2019 and 2018
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$155,998	$157,426	$130,044	20.0%	21.1%
Warehouse services	209,595	212,101	167,181	25.4%	26.9%
Total warehouse segment revenues	365,593	369,527	297,225	23.0%	24.3%

Power	26,356	26,556	20,920	26.0%	26.9%
Other facilities costs (2)	29,529	29,818	26,392	11.9%	13.0%
Labor	162,014	163,984	130,598	24.1%	25.6%
Other services costs (3)	34,286	34,551	25,677	33.5%	34.6%
Total warehouse segment cost of operations	$252,185	$254,909	$203,587	23.9%	25.2%

Warehouse segment contribution (NOI)	$113,408	$114,618	$93,638	21.1%	22.4%
Warehouse rent and storage contribution (NOI) (4)	$100,113	$101,052	$82,732	21.0%	22.1%
Warehouse services contribution (NOI) (5)	$13,295	$13,566	$10,906	21.9%	24.4%

Total warehouse segment margin	31.0%	31.0%	31.5%	-48 bps	-49 bps
Rent and storage margin(6)	64.2%	64.2%	63.6%	56 bps	57 bps
Warehouse services margin(7)	6.3%	6.4%	6.5%	-18 bps	-13 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $3.1 million and $3.3 million, on an actual basis, for the third quarter of 2019 and 2018, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $2.7 million and $3.6 million, on an actual basis, for the third quarter of 2019 and 2018, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $365.6 million for the three months ended September 30, 2019, an increase of $68.4 million, or 23.0%, compared to $297.2 million for the three months ended September 30, 2018. On a constant currency basis, our warehouse segment revenues were $369.5 million for the three months ended September 30, 2019, an increase of $72.3 million, or 24.3%, from the three months ended September 30, 2018. Approximately $58.9 million of the increase, on an actual basis, was driven by the additional 24 facilities in the warehouse segment we acquired in the Cloverleaf, Lanier and PortFresh acquisitions in 2019. The remaining increase was primarily due to one additional business day in the third quarter of 2019 as compared to the third quarter of 2018, a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, the incremental revenue from our expansion of the Rochelle, Illinois facility and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter 2018. The foreign currency translation of revenues earned by our foreign operations had a $3.9 million unfavorable impact during the three months ended September 30, 2019, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and Argentinian peso.
Warehouse segment cost of operations was $252.2 million for the three months ended September 30, 2019, an increase of $48.6 million, or 23.9%, compared to the three months ended September 30, 2018. On a constant currency basis, our warehouse segment cost of operations was $254.9 million for the three months ended September 30, 2019, an increase of $51.3 million, or 25.2%, from the three months ended September 30, 2018. Approximately $40.2 million of the increase, on an actual basis, was driven by the additional 24 facilities in the warehouse segment we acquired in connection with the Cloverleaf, Lanier and PortFresh acquisitions in 2019. During the third quarter of 2019 our cost of operations was negatively impacted by health care insurance expenses, start up costs associated with our expansion of the Rochelle facility, inflation and the incremental business day. Health care insurance expense, which can vary significantly from period to period, is reflected as a component of labor within the warehouse segment cost of operations table above. The $3.4 million increase from the prior comparable quarter, which excludes the amount pertaining to acquired facilities in 2019 was driven by the volume and severity of individual large claims as compared to the prior comparable quarter. Despite the impact of the health care insurance expense increase, we continue to see positive impact from our ongoing efforts to enhance productivity. The foreign currency translation of expenses incurred by our foreign operations had a $2.7 million favorable impact during the three months ended September 30, 2019.
For the three months ended September 30, 2019, warehouse segment contribution (NOI), increased $19.8 million, or 21.1%, to $113.4 million for the third quarter of 2019 compared to $93.6 million for the third quarter of 2018. The foreign currency translation of our results of operations had a $1.2 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased 22.4%. Approximately $18.7 million of the increase, on an actual basis, was driven by the addition of 24 facilities in the warehouse segment as a result of the Cloverleaf, Lanier and PortFresh acquisitions. The remainder of the increase was driven by the additional business day, transitioning to a more favorable customer mix, improvements in our commercial terms, and the leveraging of our fixed expenses, which allowed us to generate higher contribution margins and the contribution from the opening of the Middleboro facility. The increases were partially offset by the negative impacts of higher health care insurance expenses, the start up costs associated with our Rochelle facility, the currency translation impact of the strengthening of the US dollar and inflation.

Same Store and Non-Same Store Analysis
We had 138 same stores for the three months ended September 30, 2019. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to Cloverleaf, Lanier and PortFresh are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of same store sites	138		138	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$128,956	$130,388	$127,120	1.4%	2.6%
Warehouse services	169,070	171,561	165,065	2.4%	3.9%
Total same store revenues	298,026	301,949	292,185	2.0%	3.3%
Same store cost of operations:
Power	20,525	20,725	20,578	(0.3)%	0.7%
Other facilities costs	25,815	26,101	25,760	0.2%	1.3%
Labor	133,489	135,460	128,854	3.6%	5.1%
Other services costs	25,516	25,780	25,239	1.1%	2.1%
Total same store cost of operations	$205,345	$208,066	$200,431	2.5%	3.8%

Same store contribution (NOI)	$92,681	$93,883	$91,754	1.0%	2.3%
Same store rent and storage contribution (NOI)(2)	$82,616	$83,562	$80,782	2.3%	3.4%
Same store services contribution (NOI)(3)	$10,065	$10,321	$10,972	(8.3)%	(5.9)%

Total same store margin	31.1%	31.1%	31.4%	-30 bps	-31 bps
Same store rent and storage margin(4)	64.1%	64.1%	63.5%	52 bps	54 bps
Same store services margin(5)	6.0%	6.0%	6.6%	-69 bps	-63 bps

	Three Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of non-same store sites	27		6	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$27,042	$27,038	$2,924	n/r	n/r
Warehouse services	40,525	40,540	2,116	n/r	n/r
Total non-same store revenues	67,567	67,578	5,040	n/r	n/r
Non-same store cost of operations:
Power	5,831	5,831	342	n/r	n/r
Other facilities costs	3,714	3,717	632	n/r	n/r
Labor	28,525	28,524	1,744	n/r	n/r
Other services costs	8,770	8,771	438	n/r	n/r
Total non-same store cost of operations	$46,840	$46,843	$3,156	n/r	n/r

Non-same store contribution (NOI)	$20,727	$20,735	$1,884	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$17,497	$17,490	$1,950	n/r	n/r
Non-same store services contribution (NOI)(3)	$3,230	$3,245	$(66)	n/r	n/r

Total non-same store margin	30.7%	30.7%	37.4%	-670 bps	-670 bps
Non-same store rent and storage margin(4)	64.7%	64.7%	66.7%	-199 bps	-200 bps
Non-same store services margin(5)	8.0%	8.0%	(3.1)%	1109 bps	1112 bps

	Three Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Total warehouse segment revenues	$365,593	$369,527	$297,225	23.0%	24.3%
Total warehouse cost of operations	$252,185	$254,909	$203,587	23.9%	25.2%
Total warehouse segment contribution	$113,408	$114,618	$93,638	21.1%	22.4%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
Units in thousands except per pallet and site number data - unaudited	2019	2018
Number of same store sites	138	138	n/a
Same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	2,318	2,385	(2.8)%
Average physical pallet positions	3,090	3,098	(0.3)%
Physical occupancy percentage	75.0%	77.0%	-196 bps
Same store rent and storage revenues per physical occupied pallet	$55.62	$53.30	4.4%
Constant currency same store rent and storage revenues per physical occupied pallet	$56.24	$53.30	5.5%

Economic occupancy(2)
Average occupied economic pallets	2,446	2,486	(1.6)%
Economic occupancy percentage	79.2%	80.2%	-108 bps
Same store rent and storage revenues per economic occupied pallet	$52.71	$51.13	3.1%
Constant currency same store rent and storage revenues per economic occupied pallet	$53.30	$51.13	4.2%

Same store warehouse services:
Throughput pallets (in thousands)	6,635	6,645	(0.1)%
Same store warehouse services revenues per throughput pallet	$25.48	$24.84	2.6%
Constant currency same store warehouse services revenues per throughput pallet	$25.86	$24.84	4.1%

Number of non-same store sites	27	6	n/a
Non-same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	539	54	n/r
Average physical pallet positions	702	68	n/r
Physical occupancy percentage	76.7%	79.6%

Economic occupancy(2)
Average economic occupied pallets	550	64	n/r
Economic occupancy percentage	78.4%	94.3%

Non-same store warehouse services:
Throughput pallets (in thousands)	1,340	82	n/r

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

(2)
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.

Economic occupancy at our same stores was 79.2% for the three months ended September 30, 2019, a decrease of 108 basis points compared to 80.2% for the three months ended September 30, 2018. This change was the result of lower average physical occupancy, partially driven by the continued efforts to improve our commercial terms within our customers’ contracts through fixed commitments which limits our ability to resell physically unoccupied space to customers not subject to fixed commitments. Our third quarter 2019 economic occupancy at our same stores was 414 basis points higher than our corresponding average physical occupancy of 75.0%. The decrease of 196 basis points in average physical occupancy compared to 77.0% for the three months ended September 30, 2018 was driven by the timing and size of harvest, our customers production plans and our focus to optimize our warehouse network as previously discussed. The decrease was also partially due to normal course movement by our smaller market customers.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 4.4% period-over-period, primarily driven by a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation, which was largely driven by the strengthening of the U.S. dollar against the Australian dollar and Argentinian peso. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 5.5% period-over-period.
Throughput pallets at our same stores were 6.6 million pallets for the three months ended September 30, 2019, a decrease of 0.1% from the three months ended September 30, 2018. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 2.6% period-over-period, primarily as a result of contractual rate escalations, a more favorable customer mix and an increase in higher priced value-added services such as case-picking, blast freezing and repackaging, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 4.1% from the three months ended September 30, 2018.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of managed sites	11		12	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$62,846	$63,146	$62,551	0.5%	1.0%
Third-party managed cost of operations	60,263	60,564	58,997	2.1%	2.7%
Third-party managed segment contribution	$2,583	$2,582	$3,554	(27.3)%	(27.3)%

Third-party managed margin	4.1%	4.1%	5.7%	-157 bps	-159 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $62.8 million for the three months ended September 30, 2019, an increase of $0.3 million, or 0.5%, compared to $62.6 million for the three months ended September 30, 2018. On a constant currency basis, third-party managed revenues were $63.1 million for the three months ended September 30, 2019, an increase of $0.6 million, or 1.0%, from the three months ended September 30, 2018. Approximately $1.2 million of this increase was a result of the addition of one managed site in connection with the Cloverleaf Acquisition. This increase was offset by lower business volume from our largest domestic third-party managed customer, the exit of a managed site for which the contract expired and was not renewed during the first quarter of 2019 and the impact of the exit of another managed site during the third quarter of 2019.
Third-party managed cost of operations was $60.3 million for the three months ended September 30, 2019, an increase of $1.3 million, or 2.1%, compared to $59.0 million for the three months ended September 30, 2018. On a constant currency basis, third-party managed cost of operations was $60.6 million for the three months ended September 30, 2019, an increase of $1.6 million, or 2.7%, from the three months ended September 30, 2018. Third-party managed cost of operations increased as a result of the revenue trends, as described above.
Third-party managed segment contribution (NOI) was $2.6 million for the three months ended September 30, 2019, a decrease of $1.0 million, or 27.3%, compared to $3.6 million for the three months ended September 30, 2018. On a constant currency basis, third-party managed segment contribution (NOI) was $2.6 million for the three months ended September 30, 2019, a decrease of $1.0 million, or 27.3%. Decreased margins in this segment were primarily driven by lower volume with our largest domestic customer. The impact of the exited managed sites during 2019 is not expected to have a material impact to the overall third-party managed segment contribution.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$35,685	$36,607	$40,193	(11.2)%	(8.9)%

Brokered transportation	25,616	26,379	30,005	(14.6)%	(12.1)%
Other cost of operations	5,429	5,454	6,040	(10.1)%	(9.7)%
Total transportation cost of operations	31,045	31,833	36,045	(13.9)%	(11.7)%
Transportation segment contribution (NOI)	$4,640	$4,774	$4,148	11.9%	15.1%

Transportation margin	13.0%	13.0%	10.3%	268 bps	272 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business, including multi-vendor consolidation offerings. Transportation revenues were $35.7 million for the three months ended September 30, 2019, a decrease of $4.5 million, or 11.2%, compared to $40.2 million for the three months ended September 30, 2018. The decrease was primarily driven by the exit of certain low-margin international and domestic transportation business, paired with the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Cloverleaf Acquisition, which contributed approximately $3.1 million of revenue during the three months ended September 30, 2019, partially offset by the exit of certain less profitable programs as we continue to focus on our previously discussed strategic shift within our transportation segment. On a constant currency basis, transportation revenues were $36.6 million for the three months ended September 30, 2019, a decrease of $3.6 million, or 8.9%, from the three months ended September 30, 2018.
Transportation cost of operations was $31.0 million for the three months ended September 30, 2019, a decrease of $5.0 million, or 13.9%, compared to $36.0 million for the three months ended September 30, 2018. On a constant currency basis, transportation cost of operations was $31.8 million for the three months ended September 30, 2019, a decrease of $4.2 million, or 11.7%, from the three months ended September 30, 2018. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $4.6 million for the three months ended September 30, 2019, an increase of 11.9% compared to the three months ended September 30, 2018. Transportation segment margin increased 268 basis points from the three months ended September 30, 2018, to 13.0% from 10.3%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. The impact of the exit of certain international transportation business is not expected to have a material impact to the overall transportation segment contribution. Additionally, the impact of operations from the Cloverleaf Acquisition was nominal for the third quarter of 2019. On a constant currency basis, transportation segment contribution was $4.8 million for the three months ended September 30, 2019, an increase of 15.1% compared to the three months ended September 30, 2018.
Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
	2019	2018	%
	(Dollars in thousands)
Quarry revenues	$2,058	$2,041	0.8%
Quarry cost of operations	1,983	1,896	4.6%
Quarry segment contribution (NOI) / (loss)	$75	$145	n/m

Quarry margin	3.6%	7.1%	n/m
n/m: not meaningful
Quarry revenues were $2.1 million for the three months ended September 30, 2019, consistent with the comparable prior period.
Quarry cost of operations was $2.0 million for the three months ended September 30, 2019, an increase of $0.1 million, or 4.6%, compared to $1.9 million for the three months ended September 30, 2018.
Quarry segment contribution (NOI) was $0.1 million for the three months ended September 30, 2019, consistent with the comparable prior period.

Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $32.5 million for the three months ended September 30, 2019, an increase of $5.2 million, or 18.9%, compared to $27.3 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, corporate-level selling, general and administrative expenses were 7.0% and 6.8%, respectively, of total revenues. Included in these amounts are business development expenses attributable to our customer on-boarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses was partially due to the Cloverleaf Acquisition, which contributed $1.9 million to the period-over-period increase. The increase was also driven by higher share-based compensation expense, higher payroll and benefits period-over-period as well as increases related to higher professional fees we incurred in preparation for our first annual assessment of internal control over financial reporting.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $3.8 million for the three months ended September 30, 2019, an increase of $2.6 million compared to the three months ended September 30, 2018. Included in these amounts are business acquisition related costs, litigation costs associated with material litigation charges, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses, non-recurring public company implementation costs and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the three months ended September 30, 2019, we incurred $2.7 million of acquisition related expenses primarily composed of employee retention, professional fees and integration related costs in connection with the Cloverleaf Acquisition and other potential acquisitions. Additionally, we incurred $1.0 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf Acquisition and organizational transformation of our international operations.
Other Income and Expense
The following table presents other items of income and expense for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Change
	2019	2018	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(24,907)	$(22,834)	9.1%
Interest income	1,798	877	105.0%
Foreign currency exchange (loss) gain	(43)	734	(105.9)%
Other (expense) income - net	(249)	96	n/r
n/r: not relevant
Interest expense. Interest expense was $24.9 million for the three months ended September 30, 2019, an increase of $2.1 million, or 9.1%, compared to $22.8 million for the three months ended September 30, 2018. The increase was primarily due to the interest expense incurred in connection with the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. This increase was partially offset by the period-over-period reduction in interest expense as a result of multiple debt refinancing transactions during the fourth quarter of 2018. On average, the effective interest rate of our outstanding debt has decreased from 5.53% in the third quarter of 2018 to 4.59% in the third quarter of 2019, however, outstanding principal has increased from the comparable period.
Interest income. Interest income of $1.8 million for the three months ended September 30, 2019 was substantially higher when compared to the $0.9 million reported for three months ended September 30, 2018. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. The increase in interest income is primarily driven by a higher average cash balance period-over-period, paired with a higher interest rate of 2.3% earned during the third quarter of 2019 as compared to 2.0% during the third quarter of 2018.
Foreign currency exchange (loss) gain. We reported a negligible foreign currency exchange loss for the three months ended September 30, 2019 as compared to a $0.7 million foreign currency exchange gain for the three months ended September 30, 2018. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the third quarter of 2018 as the U.S. dollar strengthened against the Australian dollar during the three months ended September 30, 2018. This intercompany loan was refinanced in December 2018, and the Company entered into a cross-currency swap, eliminating foreign currency exchange gain (loss) on the intercompany loan in future periods. The resulting foreign currency exchange gain for the third quarter of 2019 stems from other immaterial foreign currency denominated transactions.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2019 was $7.0 million, which represented an increase of $4.4 million from an income tax benefit of $2.6 million for the three months ended September 30, 2018. This increase was primarily due to the release of a valuation allowance for $8.5 million in the third quarter of 2019 as it relates to reversal of deferred tax liabilities recorded for Cloverleaf assets. During the quarter, we refined the purchase price allocation which drove a change in the deferred tax liability.

Comparison of Results for the Nine Months Ended September 30, 2019 and 2018
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$424,403	$430,294	$381,104	11.4%	12.9%
Warehouse services	569,036	578,955	490,350	16.0%	18.1%
Total warehouse segment revenues	993,439	1,009,249	871,454	14.0%	15.8%

Power	61,738	62,816	55,665	10.9%	12.8%
Other facilities costs (2)	83,545	84,964	79,305	5.3%	7.1%
Labor	443,346	451,797	390,052	13.7%	15.8%
Other services costs (3)	86,766	87,886	72,389	19.9%	21.4%
Total warehouse segment cost of operations	$675,395	$687,463	$597,411	13.1%	15.1%

Warehouse segment contribution (NOI)	$318,044	$321,786	$274,043	16.1%	17.4%
Warehouse rent and storage contribution (NOI) (4)	$279,120	$282,514	$246,134	13.4%	14.8%
Warehouse services contribution (NOI) (5)	$38,924	$39,272	$27,909	39.5%	40.7%

Total warehouse segment margin	32.0%	31.9%	31.4%	57 bps	44 bps
Rent and storage margin(6)	65.8%	65.7%	64.6%	118 bps	107 bps
Warehouse services margin(7)	6.8%	6.8%	5.7%	115 bps	109 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $9.4 million and $10.8 million, on an actual basis, for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Includes non-real estate rent expense of $8.7 million and $10.3 million, on an actual basis, for the nine months ended September 30, 2019 and 2018, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $993.4 million for the nine months ended September 30, 2019, an increase of $122.0 million, or 14.0%, compared to $871.5 million for the nine months ended September 30, 2018. On a constant currency basis, our warehouse segment revenues were $1,009.2 million for the nine months ended September 30, 2019, an increase of $137.8 million, or 15.8%, period-over-period. These increases were primarily driven by the additional 24 facilities in the warehouse segment we acquired in the Cloverleaf, Lanier and PortFresh acquisitions in 2019, which contributed $102.9 million of the revenue increase. The increase was also partially due to a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, the incremental revenue from our expansion of the Rochelle, Illinois facility, the stabilization of the Clearfield, Utah facility in the fourth quarter of 2018 and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter 2018. The foreign currency translation of revenues incurred by our foreign operations had a $15.8 million favorable impact during the nine months ended September 30, 2019.

Warehouse segment cost of operations was $675.4 million for the nine months ended September 30, 2019, an increase of $78.0 million, or 13.1%, compared to $597.4 million for the nine months ended September 30, 2018. On a constant currency basis, our warehouse segment cost of operations was $687.5 million for the nine months ended September 30, 2019, an increase of $90.1 million, or 15.1%, compared to $597.4 million for the nine months ended September 30, 2018. The increase is primarily due to the incremental costs associated with the facilities acquired in the Cloverleaf, Lanier and PortFresh acquisitions in the current year, which contributed $68.2 million of the increase. Additionally, during 2018, our workers’ compensation expense was favorably impacted by $2.1 million; this benefit did not repeat during 2019. Despite increases in our cost of operations related to start up costs associated with our expansion of the Rochelle facility, inflation, workers’ compensation, health care insurance expenses and incremental revenue from acquired sites and legacy sites, our ongoing efforts on productivity improvements and energy efficiency initiatives are enabling us to maintain our cost of operations while increasing our warehouse segment revenues.
Warehouse segment contribution (NOI) was $318.0 million for the nine months ended September 30, 2019, an increase of $44.0 million, or 16.1%, compared to $274.0 million for the nine months ended September 30, 2018. On a constant currency basis, warehouse segment contribution was $321.8 million for the nine months ended September 30, 2019, an increase of $47.7 million, or 17.4%, period-over-period. This increase is driven by the previously mentioned reasons including the acquisition of 24 facilities, our active portfolio management which includes transitioning to a more favorable customer mix and improvements in our commercial terms, the contribution from the stabilization of the Clearfield, Utah facility and opening of the build-to-suit facility in Middleboro, Massachusetts, the exit of certain facilities in the prior year, combined with net new business, operating efficiency gains driven by power savings and the leveraging of our fixed expenses, which allowed us to generate higher contribution margins in our warehouse segment during the nine months ended 2019 compared to the same period in 2018 despite the negative impacts of higher workers’ compensation, health care insurance expenses, workers’ compensation expense, the currency translation impact of the strengthening of the US dollar and inflation.

Same Store Analysis
We had 137 same stores for the nine months ended September 30, 2019. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2019 and 2018. Amounts related to Cloverleaf, Lanier and PortFresh are reflected within non-same store results.

	Nine Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of same store sites	137		137	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$373,396	$379,287	$371,013	0.6%	2.2%
Warehouse services	492,734	502,629	483,862	1.8%	3.9%
Total same store revenues	866,130	881,916	854,875	1.3%	3.2%
Same store cost of operations:
Power	52,245	53,323	54,323	(3.8)%	(1.8)%
Other facilities costs	75,176	76,593	75,544	(0.5)%	1.4%
Labor	391,766	400,217	384,706	1.8%	4.0%
Other services costs	72,200	73,319	71,102	1.5%	3.1%
Total same store cost of operations	$591,387	$603,452	$585,675	1.0%	3.0%

Same store contribution (NOI)	$274,743	$278,464	$269,200	2.1%	3.4%
Same store rent and storage contribution (NOI)(2)	$245,975	$249,371	$241,146	2.0%	3.4%
Same store services contribution (NOI)(3)	$28,768	$29,093	$28,054	2.5%	3.7%

Total same store margin	31.7%	31.6%	31.5%	23 bps	8 bps
Same store rent and storage margin(4)	65.9%	65.7%	65.0%	88 bps	75 bps
Same store services margin(5)	5.8%	5.8%	5.8%	4 bps	-1 bps

	Nine Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of non-same store sites	28		7	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$51,007	$51,007	$10,091	n/r	n/r
Warehouse services	76,302	76,326	6,488	n/r	n/r
Total non-same store revenues	127,309	127,333	16,579	n/r	n/r
Non-same store cost of operations:
Power	9,493	9,493	1,342	n/r	n/r
Other facilities costs	8,369	8,371	3,761	n/r	n/r
Labor	51,580	51,580	5,346	n/r	n/r
Other services costs	14,566	14,567	1,287	n/r	n/r
Total non-same store cost of operations	$84,008	$84,011	$11,736	n/r	n/r

Non-same store contribution (NOI)	$43,301	$43,322	$4,843	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$33,145	$33,143	$4,988	n/r	n/r
Non-same store services contribution (NOI)(3)	$10,156	$10,179	$(145)	n/r	n/r

Total non-same store margin	34.0%	34.0%	29.2%	480 bps	481 bps
Non-same store rent and storage margin(4)	65.0%	65.0%	49.4%	1555 bps	1555 bps
Non-same store services margin(5)	13.3%	13.3%	(2.2)%	1555 bps	1557 bps

	Nine Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Total warehouse segment revenues	$993,439	$1,009,249	$871,454	14.0%	15.8%
Total warehouse cost of operations	$675,395	$687,463	$597,411	13.1%	15.1%
Total warehouse segment contribution	$318,044	$321,786	$274,043	16.1%	17.4%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as same store rent and storage contribution (NOI) divided by same store rent and storage revenues.

(5)	Calculated as same store warehouse services contribution (NOI) divided by same store warehouse services revenues.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Nine Months Ended September 30,		Change
Unit in thousands, except per pallet and site number data - unaudited	2019	2018
Number of same store sites	137	137	n/a
Same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets (in thousands)	2,253	2,337	(3.6)%
Average physical pallet positions (in thousands)	3,055	3,072	(0.6)%
Physical occupancy percentage	73.8%	76.1%	-233 bps
Same store rent and storage revenues per physical occupied pallet	$165.72	$158.74	4.4%
Constant currency same store rent and storage revenues per physical occupied pallet	$168.33	$158.74	6.0%

Economic occupancy(2)
Average occupied economic pallets	2,383	2,440	(2.4)%
Economic occupancy percentage	78.0%	79.4%	-145 bps
Same store rent and storage revenues per economic occupied pallet	$156.72	$152.03	3.1%
Constant currency same store rent and storage revenues per economic occupied pallet	$159.19	$152.03	4.7%

Same store warehouse services:
Throughput pallets (in thousands)	19,459	19,715	(1.3)%
Same store warehouse services revenues per throughput pallet	$25.32	$24.54	3.2%
Constant currency same store warehouse services revenues per throughput pallet	$25.83	$24.54	5.3%

Number of non-same store sites	28	7	n/a
Non-same store rent and storage:
Physical occupancy(1)
Average physical occupied pallets	369	86	n/r
Average physical pallet positions	472	124	n/r
Physical occupancy percentage	78.1%	69.0%

Economic occupancy(2)
Average economic occupied pallets	375	90	n/r
Economic occupancy percentage	79.5%	72.7%	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	2,403	267	n/r

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

(2)
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitment specified in each customer’s contract, and subtracting the physical pallet positions.

Economic occupancy at our same stores was 78.0% for the nine months ended September 30, 2019, a decrease of 145 basis points compared to 79.4% for the nine months ended September 30, 2018. This change was the result of lower average physical occupancy, partially driven by the continued efforts to improve our commercial terms within our customers’ contracts through fixed commitments which limits our ability to resell physically unoccupied space to other customers not subject to fixed commitments. Our economic occupancy at our same stores for the nine months ended September 30, 2019 was 424 basis points higher than our corresponding average physical occupancy of 73.8%. The decrease of 233 basis points in average physical occupancy compared to 76.1% for the nine months ended September 30, 2018 was driven by the timing and size of harvest, our customers production plans and our focus to optimize our warehouse network as previously discussed. The decrease was also partially due to normal course movement by our smaller market customers.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 4.4% period-over-period, primarily driven by a more favorable customer mix, improvements in our commercial terms and contractual rate escalations. On a constant currency basis, the increase in our same store rent and storage revenues per occupied pallet was 6.0% period-over-period largely driven by the strengthening of the U.S. dollar against the Argentinian peso.
Throughput pallets at our same stores were 19.5 million for the nine months ended September 30, 2019, a decrease of 1.3% from the nine months ended September 30, 2018. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenues per throughput pallet increased 3.2% period-over-period, primarily as a result of contractual rate escalations coupled with an increase in higher priced value added warehouse services revenue such as repackaging, blast freezing and case-picking. On a constant currency basis, our same store services revenues per throughput pallet increased 5.2% period-over-period.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of managed sites	11		12
	(Dollars in thousands)
Third-party managed revenues	$188,497	$189,825	$192,182	(1.9)%	(1.2)%
Third-party managed cost of operations	179,851	180,957	180,993	(0.6)%	—%
Third-party managed segment contribution	$8,646	$8,868	$11,189	(22.7)%	(20.7)%

Third-party managed margin	4.6%	4.7%	5.8%	-124 bps	-115 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $188.5 million for the nine months ended September 30, 2019, a decrease of $3.7 million, or 1.9%, compared to $192.2 million for the nine months ended September 30, 2018. On a constant currency basis, third-party managed revenues were $189.8 million for the nine months ended September 30, 2019, a decrease of $2.4 million, or 1.2%, period-over-period. The decrease is primarily due to lower business volume from our largest domestic third-party managed customer, paired with the loss of revenue from a managed site for which the contract expired and was not renewed during the first quarter of 2019 and a managed site exited during the third quarter of 2019. These decreases were partially offset by the addition of one managed site in connection with the Cloverleaf Acquisition and higher business volume from our Australia managed operations.
Third-party managed cost of operations was $179.9 million for the nine months ended September 30, 2019, a decrease of $1.1 million, or 0.6%, compared to $181.0 million for the nine months ended September 30, 2018. On a constant currency basis, third-party managed cost of operations was $181.0 million for the nine months ended September 30,

2019, consistent with the comparable prior period. For the nine months ended September 30, 2018, third-party managed cost of operations decreased as a result of lower business volume, the expired contract and exited managed sites. The decrease was partially offset by the costs associated with the Cloverleaf Acquisition, as described above.
Third-party managed segment contribution (NOI) was $8.6 million for the nine months ended September 30, 2019, a decrease of $2.5 million, or 22.7%, compared to $11.2 million for the nine months ended September 30, 2018. On a constant currency basis, third-party managed segment contribution (NOI) was $8.9 million for the nine months ended September 30, 2019, a decrease of $2.3 million, or 20.7%. Decreased margins in this segment were primarily driven by Decreased margins in this segment were primarily driven by lower volume with our largest domestic customer.
Transportation Segment
The following table presents the operating results of our transportation segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$109,273	$113,323	$117,427	(6.9)%	(3.5)%

Brokered transportation	78,805	81,843	86,966	(9.4)%	(5.9)%
Other cost of operations	17,266	17,787	19,133	(9.8)%	(7.0)%
Total transportation cost of operations	96,071	99,630	106,099	(9.5)%	(6.1)%
Transportation segment contribution (NOI)	$13,202	$13,693	$11,328	16.5%	20.9%

Transportation margin	12.1%	12.1%	9.6%	243 bps	244 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including, consolidation offerings. Transportation revenues were $109.3 million for the nine months ended September 30, 2019, a decrease of $8.2 million, or 6.9%, compared to $117.4 million for the nine months ended September 30, 2018. On a constant currency basis, transportation revenues were $113.3 million for the nine months ended September 30, 2019, a decrease of $4.1 million, or 3.5%, period-over-period. The decrease was primarily due to the exit of certain low-margin international and domestic transportation business and the unfavorable impact of foreign currency translation from our international operations. The decrease is partially offset by the revenue associated with transportation operations from the Cloverleaf Acquisition, which contributed $5.4 million.
Transportation cost of operations was $96.1 million for the nine months ended September 30, 2019, a decrease of $10.0 million, or 9.5%, compared to $106.1 million for the nine months ended September 30, 2018. On a constant currency basis, transportation cost of operations was $99.6 million for the nine months ended September 30, 2019, a decrease of $6.5 million, or 6.1%, period-over-period. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $13.2 million for the nine months ended September 30, 2019, an increase of 16.5% compared to the nine months ended September 30, 2018. Transportation segment margin increased

243 basis points period-over-period, to 12.1% from 9.6%. On a constant currency basis, transportation segment contribution was $13.7 million for the nine months ended September 30, 2019, an increase of 20.9%, period-over-period. The overall increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. The impact of operations from the Cloverleaf Acquisition was nominal for the nine months ended September 30, 2019.
Quarry Revenues and Cost of Operations
The following table presents the operating results of our quarry segment for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
	2019	2018	%
	(Dollars in thousands)
Quarry revenues	$6,512	$6,755	(3.6)%
Quarry cost of operations	5,901	6,344	(7.0)%
Quarry segment contribution (NOI)	$611	$411	48.7%

Quarry margin	9.4%	6.1%	n/m
n/m: not meaningful
Quarry revenues were $6.5 million for the nine months ended September 30, 2019, a decrease of $0.2 million, or 3.6%, compared to $6.8 million for the nine months ended September 30, 2018. Lower revenues in our quarry operations were attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in the comparable prior period due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $5.9 million for the nine months ended September 30, 2019, a decrease of $0.4 million, or 7.0%, compared to $6.3 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the quarry recognized a workers’ compensation expense of approximately $0.5 million related to a current realized claim, with no such cost incurred in 2019.
Quarry segment contribution (NOI) was $0.6 million for the nine months ended September 30, 2019, as compared to NOI of $0.4 million for the nine months ended September 30, 2018, largely driven by the factors described above.
Other Consolidated Operating Expenses
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $96.3 million for the nine months ended September 30, 2019, an increase of $13.1 million, or 15.7%, compared to $83.2 million for the nine months ended September 30, 2018. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly traded REITs. The increase in corporate-level selling, general and administrative expenses was partially due to acquisitions, which contributed $4.5 million to the period-over-period increase. The increase was also driven by higher share-based compensation expense of $3.0 million, higher payroll and benefits expense and higher legal and professional fees as a result of being a public company. Included in corporate-level selling, general and administrative expense for the nine months ended September 30, 2019, were also higher professional fees we have, and will continue to incur, in preparation for our annual assessment of internal control over financial reporting, higher audit fees as a public company, and other professional fees. For the nine months ended September 30, 2019 and 2018, corporate-level selling, general and administrative expenses were 7.4% and 7.0%, respectively, of total revenues.

Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $30.2 million for the nine months ended September 30, 2019, an increase of $25.5 million compared to $4.8 million for the nine months ended September 30, 2018. Included in these amounts are business acquisition related costs, litigation costs associated with material litigation charges, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses, non-recurring public company implementation costs and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. During the nine months ended September 30, 2019, we incurred $10.0 million in investment advisory fees related to the Cloverleaf and Lanier acquisitions. Other professional fees, integration costs and employee retention expenses incurred in connection with completed and potential acquisitions totaled $9.1 million for the nine months ended September 30, 2019. In addition, we incurred $4.9 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees and $3.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and organizational transformation of our international operations. We also incurred $1.4 million of litigation related professional fees and $1.3 million of costs in connection with the secondary offering of common shares on behalf of our significant shareholders in March 2019, for which we received no proceeds. These increases are partially offset by $2.0 million incurred during the nine months ended September 30, 2018 related to the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan and $1.2 million for the non-offering related equity issuance expenses incurred in connection with the IPO and September 2018 follow-on offering.
Impairment of long-lived assets. For the nine months ended September 30, 2019, we recorded an impairment charge of $13.5 million. During the first quarter of 2019, management and our Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which includes the partial redevelopment of an existing warehouse facility. The partial redevelopment requires the demolition of 75% of the current warehouse, which is unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, we recorded an impairment charge of $9.6 million. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. As previously discussed, during the second quarter of 2019, management determined that certain international transportation related assets were going to be idled and we recorded an impairment charge of $0.9 million as a result.
Other Income and Expense
The following table presents other items of income and expense for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,		Change
	2019	2018	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(70,581)	$(70,258)	0.5%
Bridge loan commitment fees	(2,665)	—	100.0%
Interest income	5,206	2,610	99.5%
Loss on debt extinguishment and modification	—	(21,385)	n/r
Foreign currency exchange (loss) gain	(66)	2,926	n/r
Other (expense) income - net	(1,007)	184	n/r
n/r: not relevant

Interest expense. Interest expense was $70.6 million for the nine months ended September 30, 2019, an increase of $0.3 million, or 0.5%, compared to $70.3 million for the nine months ended September 30, 2018. Overall, interest expense increased slightly, which was due to the interest expense incurred in connection with the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions, offset by the effect of multiple debt refinancing transactions during the fourth quarter of 2018. While our average outstanding principal has increased from the comparable prior period, on average, the effective interest rate of our outstanding debt has decreased from 5.41% for the nine months ended September 30, 2018 to 5.00% for the nine months ended September 30, 2019.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.7 million for the nine months ended September 30, 2019. We obtained a bridge loan commitment to support the acquisition of Cloverleaf. The bridge loan facility ultimately did not need to be funded and accordingly we expensed the lender commitment and loan fee.
Interest income. Interest income of $5.2 million for the nine months ended September 30, 2019 was approximately $2.6 million higher when compared to the $2.6 million reported for nine months ended September 30, 2018. This increase was primarily driven by the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. The increase in interest income is driven by a higher average cash balance period-over-period, paired with a higher interest rate of 2.4% earned during the nine months ended September 30, 2019 as compared to 1.8% during the nine months ended September 30, 2018.
Loss on debt extinguishment and modification. During the nine months ended September 30, 2018, we recognized a $21.4 million charge primarily to write-off unamortized debt issuance costs in connection with the refinancing of our 2015 Senior Secured Credit Facilities. A nominal portion of that charge includes certain financing costs we incurred in connection with the issuance of our 2018 Senior Secured Credit Facilities that could not be capitalized. No such costs were incurred during the nine months ended September 30, 2019.
Foreign currency exchange gain (loss). We reported a foreign currency exchange loss of $0.1 million for the nine months ended September 30, 2019 as compared to a $2.9 million foreign currency exchange gain for the nine months ended September 30, 2018. The periodic re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the nine months ended September 30, 2018, as the U.S. dollar strengthened against the Australian dollar as compared to the nine months ended September 30, 2017. This intercompany loan was refinanced in December 2018, and the Company entered into a cross-currency swap, eliminating foreign currency exchange gain (loss) on the intercompany loan in future periods. The resulting foreign currency exchange gain for the nine months ended September 30, 2019 stems from other immaterial foreign currency denominated transactions.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2019 was $7.4 million, an increase of $4.6 million from an income tax benefit of $2.8 million for the nine months ended September 30, 2018. The increase was primarily due the release of a valuation allowance for $8.5 million in the third quarter of 2019. The adjustment was recorded due to the ability to offset deferred tax liabilities recorded in the Cloverleaf Acquisition against existing deferred tax assets that have been subject to valuation allowance. During the quarter, we refined the purchase price allocation which drove a change in the deferred tax liability. Current tax expense in the third quarter of 2018 was reduced by a one-time Alternative Minimum Tax benefit of $3.7 million.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate asset impairment, non-offering related equity issuance expenses, non-recurring public company implementation costs, stock-based compensation expense for the IPO retention grants, severance, reduction in workforce costs and equity acceleration, acquisition, diligence and integration related costs, terminated site operations costs, bridge loan commitment fees, litigation and other related settlements, loss on debt extinguishment and modification, Alternative Minimum Tax receivable from Tax Cuts and Jobs Act, gain from sale of partially owned entities and foreign currency exchange gain or loss. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$27,091	$24,540	$27,353	$45,306
Adjustments:
Real estate related depreciation and depletion	31,238	21,903	82,421	65,842
Net loss (gain) from sale of depreciable real estate	—	—	34	(8,384)
Net loss (gain) on asset disposals	7	(65)	145	(65)
Impairment charges on certain real estate assets	—	—	12,555	747
Real estate depreciation on China JV	232	292	790	804
NAREIT Funds from operations	58,568	46,670	123,298	104,250
Less distributions on preferred shares of beneficial interest	—	—	—	(1,818)
NAREIT Funds from operations applicable to common shareholders	$58,568	$46,670	$123,298	$102,432
Adjustments:
Net loss (gain) on sale of non-real estate assets	212	(314)	261	(849)
Non-real estate asset impairment	—	—	930	—
Non-offering related equity issuance expenses (a)	(29)	605	1,318	1,845
Non-recurring public company implementation costs (g)	—	496	—	658
Acquisition, diligence and integration costs (b)	2,671	21	19,126	72
Share-based compensation expense, IPO grants	777	845	1,940	2,775
Severance, reduction in workforce costs, and equity acceleration (c)	1,031	73	7,965	11
Terminated site operations costs (d)	(90)	—	254	139
Litigation and other related settlement costs (e)	197	—	1,574	—
Bridge loan commitment fees	—	—	2,665	—
Loss on debt extinguishment and modification	—	—	—	21,385
Foreign currency exchange loss (gain)	43	(734)	66	(2,926)
Alternative Minimum Tax receivable from Tax Cuts & Jobs Act	—	(3,745)	—	(3,745)
Gain from sale of partially owned entities	(4,297)	—	(4,297)	—
Core FFO applicable to common shareholders	$59,083	$43,917	$155,100	$121,797
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,526	1,532	4,504	4,762
Amortization of below/above market leases	38	38	114	114
Straight-line net rent	(150)	(62)	(438)	(93)
Deferred income taxes benefit	(7,809)	512	(12,221)	(2,093)
Share-based compensation expense, excluding IPO grants	2,593	1,226	7,253	5,480
Non-real estate depreciation and amortization	13,828	7,499	33,178	22,019
Non-real estate depreciation and amortization on China JV	108	132	317	431
Recurring maintenance capital expenditures (f)	(16,772)	(13,377)	(32,993)	(31,323)
Adjusted FFO applicable to common shareholders	$52,445	$41,417	$154,814	$121,094

(a)
Represents one-time costs and professional fees associated with secondary offerings on behalf of selling shareholders and non-offering related expenses in connection with the IPO in 2018 and the April 2019 follow-on offering.

(b)
Represents costs associated with mergers and acquisition activity including: advisory, legal, accounting, valuation and other professional or consulting fees. Acquisition expense includes key employee retention costs. Integration costs include pre- and post-acquisition costs of work performed to facilitate integration into the Company’s “Americold Operating System” (AOS), information systems and processes. The majority of integration costs consist of professional service fees.

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

We also calculate our Core EBITDA as EBITDAre further adjusted for impairment charges on intangible and long-lived assets, severance, reduction in workforce costs and equity acceleration, terminated site operations costs, non-offering related equity issuance expenses, non-recurring public company implementation costs, acquisition, diligence and integration related costs, bridge loan commitment fees, litigation and other related settlements, loss on debt extinguishment and modification, stock-based compensation expense, foreign currency exchange gain or loss, loss or gain on other asset disposals, loss or income on partially owned entities, Alternative Minimum Tax receivable from Tax Cuts and Jobs Act, gain from sale of partially owned entities and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$27,091	$24,540	$27,353	$45,306
Adjustments:
Depreciation, depletion and amortization	45,065	29,403	115,598	87,861
Interest expense	24,907	22,834	70,581	70,258
Income tax benefit	(6,975)	(2,551)	(7,393)	(2,765)
Net loss (gain) on sale of depreciable real estate	—	—	34	(8,384)
Adjustment to reflect share of EBITDAre of partially owned entities	519	265	1,726	1,414
NAREIT EBITDAre	$90,607	$74,491	$207,899	$193,690
Adjustments:
Severance, reduction in workforce costs, and equity acceleration(d)	1,031	73	7,965	11
Terminated site operations cost	(90)	—	254	139
Non-offering related equity issuance expenses (a)	(29)	605	1,318	1,845
Non-recurring public company implementation costs (e)	—	496	—	658
Acquisition, diligence, and integration costs (b)	2,671	21	19,126	72
Litigation and other related settlement costs (c)	197	—	1,574	—
Bridge loan commitment fees	—	—	2,665	—
Loss from investments in partially owned entities	165	437	111	324
Gain from sale of partially owned entities	(4,297)	—	(4,297)	—
Impairment of long-lived assets	—	—	13,485	747
Loss (gain) on foreign currency exchange	43	(734)	66	(2,926)
Share-based compensation expense	3,372	2,070	9,196	8,255
Loss on debt extinguishment and modification	—	—	—	21,385
Net loss (gain) on sale of non-real estate assets	218	(379)	406	(687)
Reduction in EBITDAre from partially owned entities	(519)	(265)	(1,726)	(1,414)
Core EBITDA	$93,369	$76,815	$258,042	$222,099

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

Analysis of Liquidity and Capital Resources

Our Parent Company’s business is operated primarily through our Operating Partnership, of which our Parent Company is the sole general partner and substantial-majority indirect limited partner, and for which it consolidates for financial reporting purposes. Because our Parent Company operates on a consolidated basis with our Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of our Parent Company on a consolidated basis and how our Company is operated as a whole.

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

On August 23, 2019, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through the ATM Equity Program. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There were no common shares sold under the ATM Equity Program during the third quarter of 2019.
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

Our Parent Company declared the following dividends on its common and preferred shares during the nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

Nine Months Ended September 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March(b)			(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April			15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.2000	38,764	38,764
June (c)			(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July			13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.2000	38,795	—
		$107,794	$96,811

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

(b)	Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

(c)	Declared in June and included in the $38.8 million declared, see description to the right regarding timing of payment.

Nine Months Ended September 30, 2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	0.1396	20,145	—	20,145	—
March (c)				(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April				20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.1875	27,250	—	27,250	—
June (d)				(118)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July				28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.1875	28,072	—	—	—
		$76,758		$48,537

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last Participating and Fixed Dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

(d)	Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•	current cash balances;

•	cash flows from operations;

•	our 2018 and 2019 equity forward agreements;

•	borrowings under our 2018 Senior Unsecured Credit Facilities;

•	our ATM Equity Program; and

•	other forms of secured or unsecured debt financings and equity offerings.
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
Our bad debt expense was $0.9 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.5 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we maintained bad debt allowances of approximately $6.0 million, which we believed to be adequate.

Distributions
All distributions on our units are at the discretion of our Parent Company’s Board of Trustees. During the nine months months ended September 30, 2019 and 2018, our Operating Partnership declared and paid the following distributions (in thousands):

Nine Months Ended September 30, 2019
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
December (2018)/January	$—	$28,098
March/April	30,235	30,108
June/July	38,764	38,605
September/October	38,795	—
	$107,794	$96,811

Nine Months Ended September 30, 2018
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
January (a)	$3,242	$3,242
March/April	20,145	20,086
June/July	27,250	27,160
September/October	28,072	—
	$78,709	$50,488

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of September 30, 2019 and December 31, 2018.

				September 30, 2019		December 31, 2018
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of September 30, 2019	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	183,100	$186,304	$187,957	$184,667
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,525	70,000	67,900
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,320	32,000	31,120
Total 2013 Mortgage Loans				285,100	289,149	289,957	283,687

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	218,500	200,000	202,500
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	443,000	400,000	407,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	370,125	—	—
Total Senior Unsecured Notes				950,000	1,031,625	600,000	609,500

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.00%	3.21%	475,000	477,375	475,000	472,625

Total principal amount of indebtedness				$1,710,100	$1,798,149	$1,364,957	$1,365,812
Less: deferred financing costs				(13,750)	n/a	(13,943)	n/a
Total indebtedness, net of unamortized deferred financing costs				$1,696,350	$1,798,149	$1,351,014	$1,365,812

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+0.90%	0.36%	$—	$—	$—	$—

(1)	References in this table to L are references to one-month LIBOR.

(2)
The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 4.59% and 5.04% as of September 30, 2019 and December 31, 2018, respectively.

2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Revolving Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method.
On September 24, 2019, we reduced our interest rate margins from 1.45% to 1.00% and decreased the fee on unused borrowing capacity by 5 basis points for usage greater than 50% of total commitment and 15 basis points for usage less than 50% of commitment. The current fee for unused borrowing capacity is 20 basis points regardless of the percentage of total commitment used. The Company received a favorable credit rating during the quarter. This rating, when combined with existing ratings, allowed the Company to transition to a favorable ratings-based pricing grid during the third quarter of 2019.

As of September 30, 2019, $3.5 million of unamortized debt issuance costs related to the revolving credit facility is included in “Other assets” in the accompanying condensed consolidated balance sheet.

Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding and $800 million in revolving credit commitments, and the value of certain owned real estate assets and ground leases. At September 30, 2019, the gross value of our assets included in the calculations under our 2018 Credit Agreement, was in excess of $4.2 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Credit Agreement) in excess of $2.5 billion.
Our 2018 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contain certain financial covenants, as defined in the credit agreement, including:

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
Our 2018 Senior Unsecured Credit Facility is fully recourse to our Operating Partnership. As of September 30, 2019, the Company was in compliance with all debt covenants.
There were $29.0 million and $29.6 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.
Series A, B and C Senior Unsecured Notes
On April 26, 2019, the Company priced a debt private placement transaction consisting of $350 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment will include interest accrued since May 7, 2019. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf Acquisition.

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

The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, we are required to maintain at all times a credit rating for each series of notes from a nationally recognized statistical rating organization. The 2018 Senior Unsecured Credit Facilities require compliance with other financial covenants on a quarterly or on occurrence basis.

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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of September 30, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.9 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of September 30, 2019 was 1.73x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.

Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and our ability to enter into certain types of transactions or exposures in the normal course of business. As of September 30, 2019, we were in compliance with all debt covenants.
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
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$15,172	$11,858	$27,474	$27,172
Personal property	1,081	583	2,805	1,702
Information technology	519	936	2,714	2,449
Total recurring maintenance capital expenditures	$16,772	$13,377	$32,993	$31,323

Total recurring maintenance capital expenditures per cubic foot	$0.016	$0.014	$0.030	$0.034

Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$6,171	$6,580	$18,060	$16,748
Personal property	7,879	8,125	23,899	23,927
Total repair and maintenance expenses	$14,050	$14,705	$41,959	$40,675

Repair and maintenance expenses per cubic foot	$0.013	$0.016	$0.039	$0.044
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
Acquisitions
The acquisitions completed during 2019 relate to Cloverleaf, Lanier and PortFresh, and exclude amounts related to the assets under construction for expansion and development projects, further detailed below. The PortFresh acquisition cost included approximately $15.9 million allocated to land which we are developing a new facility upon, and have classified within Expansion and development expenditures in order to reflect the total cost of the project. The Cloverleaf Acquisition included approximately $12.5 million allocated to assets under construction which we have classified within Expansion and development expenditures in order to reflect the total cost of the projects discussed further below. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the three months ended September 30, 2019 include $2.4 million related to automation systems for the Rochelle, Illinois expansion project, and $13.3 million related to the Atlanta major markets strategy project, which is expected to be completed in the second quarter of 2021. In the first half of 2019, Rochelle was under construction with completion occurring at the end of the second quarter of 2019. Our expansion and development expenditures during the third quarter of 2019 related to the projects resulting from the Cloverleaf Acquisition included: Chesapeake, Virginia which totaled $13.2 million, North Little Rock, Arkansas which totaled $3.7 million, and Columbus, Ohio which totaled $2.8 million. The Cloverleaf expansion projects in Virginia and Arkansas are expected to be completed during the fourth quarter of 2019, and Ohio is expected to be completed during the first quarter of 2020. Finally, we acquired land in conjunction with the acquisition of PortFresh Holdings LLC in Savannah, Georgia, which we are developing a new site upon. During the second quarter of 2019 we broke ground on this project. Expenditures during the three months ended September 30, 2019 were $15.5 million and we expect to complete construction during the second quarter of 2020. During the nine months ended September

30, 2018, Middleboro and Rochelle were under construction. The Middleboro facility was completed at the end of the third quarter of 2018.
The following table sets forth our external growth, expansion and development and capital expenditures for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$(3,338)	$—	$1,326,663	$—
Expansion and development initiatives	50,106	16,970	154,962	56,345
Information technology	1,147	995	3,198	2,548
Total growth and expansion capital expenditures	$47,915	$17,965	$1,484,823	$58,893

Historical Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$151,921	$125,160
Net cash used in investing activities	$(1,488,932)	$(77,594)
Net cash provided by financing activities	$1,441,445	$149,906
Operating Activities
For the nine months ended September 30, 2019, our net cash provided by operating activities was $151.9 million, an increase of $26.8 million, or 21.4%, compared to $125.2 million for the nine months ended September 30, 2018. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during 2019, paired with less cash paid for interest due to the timing of payments on debt issued subsequent to September 30, 2018. This was partially offset by the following: an increase in acquisition related expenses; bridge loan commitment fees incurred during the second quarter of 2019, as well as; higher selling, general and administrative expenses due to the reasons discussed within results of operations.
Investing Activities

Our net cash used in investing activities was $1.5 billion for the nine months ended September 30, 2019 compared to $77.6 million for the nine months ended September 30, 2018. Cash used for the acquisitions of Cloverleaf and Lanier totaled $1.3 billion. Cash used in the acquisition of real estate was $35.2 million and related to the purchase of PortFresh during the first quarter of 2019. Additions to property, plant, and equipment were $151.1 million and $96.1 million for the nine months ended September 30, 2019 and 2018, respectively. These cash outflows were partially offset by the proceeds from the sale of our investment in the China JV for $14.3 million and $2.0 million return of investment in a joint venture during the first quarter of 2019.
Financing Activities
Net cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $149.9 million for the nine months ended September 30, 2018. Cash provided by financing activities for the current period primarily consisted of $1.2 billion net proceeds from the April 2019 follow-on offering, the $350.0 million received in connection with the issuance of our Series C senior unsecured notes in May 2019, $100.0 million in proceeds from revolving line of credit, and $10.2 million in proceeds from stock options exercised. These cash inflows were partially offset by $100.0 million of repayment on revolving line of credit, $96.8 million of quarterly dividend distributions paid, $11.7 million of repayments on lease obligations, $8.7 million of repayments on mortgage notes and notes payable, $6.1 million paid for tax withholdings remitted to authorities related to stock options exercised and $2.0 million of payments related to debt issuance costs.
Net cash provided by financing activities was $149.9 million for the nine months ended September 30, 2018 and primarily consisted of $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, $493.6 million net proceeds from the IPO, $93.4 million in proceeds from the follow-on public offering, and $9.9 million in proceeds received from stock options exercised. These cash inflows were partially offset by $806.9 million paid to extinguish our Senior Secured Term Loan B facility, $50.0 million prepayment on our Senior Secured Term Loan A Facility, $47.9 million of repayments on mortgage notes, construction loans and lease obligations, $7.3 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, $11.2 million paid for tax withholdings remitted to authorities related to stock options exercised, and $50.5 million of quarterly dividend distributions and stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of September 30, 2019, we had $475 million of outstanding variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR plus a margin up to 1.00%. $100 million of this debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. An additional $225 million of this debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 1.30%. After incorporating the effects of the interest rate swap, our outstanding variable rate debt is $150 million. At September 30, 2019, one-month LIBOR was at approximately 2.04%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $1.5 million. A 100 basis point decrease in market interest rates would also result in a $1.5 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2019 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2018, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures (Americold Realty Trust)
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Controls and Procedures (Americold Realty Operating Partnership, L.P.)
In accordance with Rule 13a-15(b) of the Exchange Act, the Operating Partnership’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 19 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.
Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or operating results.
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

AMERICOLD REALTY TRUST
(Registrant)

Date:	November 8, 2019	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)