Form 10-K
period 2019-12-31
AMERICOLD REALTY TRUST
filed 2020-03-02
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Americold Realty Trust:					Americold Realty Operating Partnership, L.P.:
Large accelerated filer	☒				Large accelerated filer ☐
Non-accelerated filer	☐				Non-accelerated filer ☒
Accelerated filer	☐				Accelerated filer ☐
Smaller reporting company	☐				Smaller reporting company ☐
Emerging growth company	☐				Emerging growth company ☐

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

As of June 28, 2019, the aggregate market value of the voting common shares owned by non-affiliates of Americold Realty Trust was $5.3 billion, computed by reference to the closing price of the common shares of Americold Realty Trust on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater shareholders as of June 28, 2019. The identification of 10% or greater shareholders is based on Schedule 13G and amended 13G reports publicly filed before June 28, 2019. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of Americold Realty Trust’s common shares outstanding at February 26, 2020, was approximately 200,164,155.

There is no public trading market for the partnership units of Americold Realty Operating Partnership, L.P. As a result, the aggregate market value of the partnership units held by non-affiliates of Americold Realty Operating Partnership, L.P. cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust’s Proxy Statement for its 2020 Annual Meeting of Shareholders, which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Americold Realty Trust and Americold Realty Operating Partnership, L.P. As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” “our Company” and “the Company” refer to Americold Realty Trust, a Maryland real estate investment trust, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our Operating Partnership” or “the Operating Partnership.”

The Operating Partnership is voluntarily co-filing its annual report with the Company because the Operating Partnership anticipates that it may register one or more classes of securities in the future and will thus become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

As of December 31, 2019 and for each of the years ended December 31, 2019, 2018 and 2017, the sole general partner, Americold Realty Trust, held approximately 99% of the partnership interests of our Operating Partnership, and the limited partner, Americold Realty Operations, Inc., a wholly-owned subsidiary of Americold Realty Trust, held 1% of the partnership units of our Operating Partnership. The Operating Partnership has also granted Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees during 2019 and certain members of executive management of Americold Realty Trust during 2020. Upon vesting, these OP Units will represent partnership units in the Operating Partnership that are not owned by Americold Realty Trust.

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

There are a few differences between our Company and our Operating Partnership, which are reflected in the disclosures in this report. We believe it is important to understand the differences between our Company and our Operating Partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust is a real estate investment trust, or REIT, whose only material asset is its ownership of partnership interests of Americold Realty Operating Partnership, L.P. As a result, Americold Realty Trust does not conduct business itself, other than acting as the sole general partner and substantial-majority indirect limited partner of Americold Realty Operating Partnership, L.P., issuing public equity from time to time and guaranteeing certain unsecured debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries. Americold Realty Trust itself does not issue any indebtedness but guarantees certain of the debt of Americold Realty Operating Partnership, L.P. and certain of its subsidiaries and affiliates, as disclosed in this report. Americold Realty Operating Partnership, L.P. holds substantially all the assets of the Company. Americold Realty Operating Partnership, L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to Americold Realty Operating Partnership, L.P. in exchange for partnership interests, Americold Realty Operating Partnership, L.P. generates the capital required by the Company’s business through

Americold Realty Operating Partnership, L.P.’s operations, or by Americold Realty Operating Partnership L.P.’s direct or indirect incurrence of indebtedness.

To help investors understand the significant differences between our Company and our Operating Partnership, this report presents the following separate sections for each of our Company and our Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Debt of the Company and Debt of the Operating Partnership;

◦	Partners’ Capital; and

◦	Selected Quarterly Financial Information

•	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Selected Financial Data; and

•	Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
our failure to successfully integrate and operate acquired properties or businesses, including but not limited to: Cloverleaf Cold Storage, Lanier Cold Storage, MHW Group Inc., Nova Cold Logistics, Newport Cold Storage and PortFresh Holdings, LLC;

•	acquisition risks, including the failure of such acquisitions to perform in accordance with projections;

•	risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	our failure to maintain our status as a REIT;

•	our Operating Partnership’s failure to qualify as a partnership for federal income tax purposes;

•	uncertainties and risks related to natural disasters, global climate change and public health crisis;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs, including employment related litigation;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements;

•	liabilities as a result of our participation in multi-employer pension plans;

•	losses in excess of our insurance coverage;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	changes in foreign currency exchange rates;

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares;

•	the potential dilutive effect of our common share offerings; and

•
risks related to our forward sale agreement entered into with Bank of America, N.A. in September 2018, as amended, or the 2018 forward sale agreement, including substantial dilution to our earnings per share or substantial cash payment obligations.

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

PART I

ITEM 1. Business
The Company
    We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2019, we operated a global network of 178 temperature-controlled warehouses encompassing over one billion cubic feet, with 160 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We view and manage our business through three primary business segments: warehouse, third-party managed and transportation.
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
Recent Acquisitions
On February 1, 2019, we completed the acquisition of PortFresh Holdings LLC (“PortFresh”) for a purchase price of approximately $35.2 million, (the “PortFresh Acquisition”) net of cash acquired. On May 1, 2019, we completed the acquisition of Cloverleaf Cold Storage LLC (“Cloverleaf”) for a purchase price of approximately $1.24 billion (the “Cloverleaf Acquisition”), net of cash acquired. Also, on May 1, 2019, we completed the acquisition of Lanier Cold Storage (“Lanier”) for approximately $81.9 million (the “Lanier Acquisition), net of cash acquired. On November 19, 2019, the Company acquired MHW Group Inc. (“MHW”)

for approximately $50.1 million (the “MHW Acquisition”), net of cash acquired, with an option to purchase land accompanying the warehouse for $4.1 million, which we exercised on January 24, 2020. Additionally, on this date the Company announced the acquisition of Nova Cold Logistics (“Nova Cold”) which closed on January 2, 2020 for CAD $336.8 million (the “Nova Cold Acquisition”). Refer to Item 7 - Management’s Discussion and Analysis and Notes 2 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of each of the 2019 acquisitions, and Note 30 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of each of the 2020 acquisitions.
Initial Public Offering and Follow-on Offerings
On January 23, 2018, we completed an initial public offering of our common shares, in which we issued and sold 33,350,000 of our common shares, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares (the “IPO”). The offering generated net proceeds of approximately $493.6 million to us, after deducting underwriting fees and other offering costs of approximately $40.0 million. Subsequent to our IPO, we have completed multiple follow-on offerings, which are described in further detail in Item 5 of this Annual Report on Form 10-K.
Our Information
Our principal executive office is located at 10 Glenlake Parkway, South Tower, Suite 600, Atlanta, Georgia 30328, and our telephone number is (678) 441-1400. Our website address is www.americold.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statement and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, all reports we file with the SEC are available via EDGAR through the SEC website at www.sec.gov. Copies of our annual report will be made available, free of charge, on written request. Our Code of Business Conduct and Ethics is also made available through our website under “Investors - Governance Documents” or via EthicsPoint Hotline.
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
Enhancing Our Operating and Financial Results Through Proactive Asset Management
We seek to enhance our operating and financial results by supporting our customers’ growth initiatives in the cold chain, optimizing occupancy, underwriting and deploying yield management initiatives and executing operational optimization and cost containment strategies. We believe that the combination of our ability to execute these and other initiatives and the significant investments we have made in our business over the last several years will continue to drive our financial results and position us to expand our warehouse portfolio, grow our customer base, enhance our market share and create value for our shareholders.

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
Focused and Disciplined Strategy to Expand Our Portfolio of Temperature-Controlled Warehouses
We believe our operating systems, scalable information technology platform and economies of scale provide us with a significant advantage over our competitors with respect to expansion, development and acquisition opportunities. Being the first publicly-traded REIT focused on the temperature-controlled warehouse industry provides us greater access to the capital markets than our competitors, which we believe better positions us to strategically enter new locations, fill gaps in existing distribution networks and effectively compete for expansion, development and acquisition opportunities.
Capitalize on Increased Outsourcing by Leading Global Food Producers, Distributors, Retailers and E-Tailers
Over the last 35 years, frozen food producers, distributors, retailers and e-tailers have increasingly outsourced their temperature-controlled warehousing needs to increase efficiency, reduce costs and redeploy capital into core businesses. We anticipate that cold chain participants will continue to make certain of their “in-house” temperature-controlled warehouses available for sale in the future and, accordingly, will continue to look to third-party providers to meet their temperature-controlled warehouse storage and service needs in related geographic markets. We believe that our ability to offer one of the most extensive and integrated network of high-quality temperature-controlled warehouses globally with value-added services and our long-standing relationships with leading cold chain participants will enable us to capitalize on this trend.
Well Positioned to Benefit from E-Commerce Growth
Our warehouse portfolio serves as a fundamental bridge between food producers and fulfillment centers - whether for online e-tailers or traditional brick and mortar retailers. We believe our ability to design, build and operate warehouses across the cold chain makes us an attractive storage solution for existing retailers and the growing e-tailer segment and positions us well to generate new relationships, drive growth and capture market share by increasing our presence in the e-commerce channel.
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

Investments in Our Warehouses
We employ a strategic investment approach to maintain a high-quality portfolio of temperature-controlled warehouses to ensure that our warehouses meet the “mission-critical” role they serve in the cold chain. We have successfully modernized many of our warehouses to reduce our power costs and increase their competitive position through reliable temperature-control systems that can implement distinct temperature zones within the same warehouse. In addition, we use LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, third-party efficiency reviews and real-time monitoring of energy consumption, high speed doors and alternative-power generation technologies to improve the energy efficiency of our warehouses. We believe that our warehouses are well-maintained and in good operating condition.
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
Under our third-party managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. We believe using our third-party management services allows our customers to increase efficiency, reduce costs, reduce supply-chain risks and focus on their core businesses. We also believe that providing third-party management services to many of our key customers underscores our ability to offer a complete and integrated suite of services across the cold chain.
In our transportation segment, we broker and manage transportation of frozen and perishable food and other products for our customers. Our transportation services include consolidation services (i.e., consolidating a customer’s products with those of other customers for more efficient shipment), freight under management services (i.e., arranging for and overseeing transportation of customer inventory) and dedicated transportation services, each designed to improve efficiency and reduce transportation and logistics costs to our customers. We provide these transportation services at cost plus a service fee or, in the case of our consolidation services, we charge a fixed fee. Additionally, in connection with the Cloverleaf Acquisition, we acquired trucks and employees that support legacy Cloverleaf customers.
We also operate a limestone quarry on the land we own around our Carthage, Missouri warehouse, which contains substantial limestone deposits. We do not view the operation of the quarry as an integral part of our business.

Customers
Our global footprint enables us to efficiently serve approximately 2,500 customers consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 34 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment have been steady over the last three years, representing 60%, 63% and 61% of our total warehouse segment revenues for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, this disclosure is calculated on a proforma basis as if the Company had completed all 2019 acquisitions as of the beginning of the year. As a result of the 2019 acquisitions, there was no material change to the composition of our top 25 customers. Each of these 25 largest customers has been in our network for the entirety of these periods.
The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2019:

				Network Utilization
	% of Warehouse Revenue (1)	# of Sites	Credit Rating (Moody’s/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	7.7%	12	Baa2/BBB	✓	✓	✓	✓	✓	✓
Producer	5.6%	35	Baa3/BBB-	✓	✓	✓	✓	✓	✓
Producer	5.1%	25	NR/NR	✓	✓	✓	✓	✓	✓
Producer	4.6%	36	Ba1/BBB-	✓	✓	✓		✓	✓
Producer	4.5%	47	Baa2/BBB	✓	✓	✓		✓	✓
Producer	4.2%	30	Baa3/BBB-	✓	✓	✓		✓	✓
Retailer	3.2%	20	Ba1/BB+	✓	✓	✓	✓	✓	✓
Producer	2.5%	2	NR/NR	✓	✓	✓	✓	✓
Producer	2.3%	36	Ba2/BB	✓		✓	✓	✓	✓
Retailer	1.9%	9	NR/NR	✓	✓	✓		✓	✓
Producer	1.9%	16	Baa1/BBB+	✓				✓	✓
Retailer	1.9%	2	B2/NR	✓		✓	✓	✓	✓
Producer	1.7%	5	Aa2/AA	✓		✓	✓	✓	✓
Producer	1.6%	6	Baa1/BBB+	✓	✓	✓		✓	✓
Producer	1.5%	5	A1/A+	✓	✓	✓		✓	✓
Retailer	1.4%	26	NR/NR	✓		✓		✓	✓
Retailer	1.3%	21	NR/NR	✓		✓	✓	✓	✓
Producer	1.3%	24	NR/NR	✓		✓	✓	✓	✓
Producer	1.3%	11	Baa2/BBB	✓	✓	✓	✓	✓
Producer	1.2%	16	A1/A	✓		✓		✓	✓
Producer	0.9%	10	NR/BBB-	✓	✓	✓		✓	✓
Producer	0.8%	18	Aa3/AA-	✓		✓		✓	✓
Retailer	0.7%	5	B3/NR	✓	✓			✓	✓
Retailer	0.6%	16	NR/NR	✓	✓	✓		✓
Retailer	0.6%	6	Baa1/BBB	✓		✓		✓
Total	60.3%

(1)	Based on warehouse revenues for the last twelve months ended December 31, 2019. Presented on a pro forma basis as if the Company had completed all 2019 acquisitions as of the beginning of the year.

(2)	Represents long-term issuer ratings as published in January 2020.

(3)	A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2019.
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
Competition
In our industry, the principal competitive factors are warehouse location, warehouse size, breadth and interconnectivity of warehouse networks, quality, type of service and price. For refrigerated food customers, transportation costs are typically significantly greater than warehousing costs and, accordingly, location and transportation capabilities are major competitive factors. The size of a warehouse is important in part because large customers generally prefer to have all of their products needed to serve a given market in a single location and to have the flexibility to increase storage at that single location during seasonal peaks. In areas with direct local competition, customers generally will select a temperature-controlled warehouse based upon service level, price and the quality of the warehouse. In addition, some food producers and distributors attend to their own warehousing and distribution needs by either building or leasing warehouses, creating a private warehousing market which may compete with the public warehouse industry. Many customers, including those for whom private warehousing is a viable option, will select distribution services based upon service level and price, provided that an appropriate network of related storage facilities is available. The ability to provide a wide breadth of high-quality integrated logistics management services is an increasingly important competitive advantage in the marketplace. In addition, we compete for the business of customers and potential customers who may choose to provide temperature-controlled warehousing in-house.
United States
Outside the five largest owners of temperature-controlled warehouses, the United States temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), AGRO Merchants Group, Interstate Warehousing, Burris Logistics, NewCold Advanced Cold Logistics, Henningsen Cold Storage Co., Hanson Logistics and Seafrigo Logistics, in addition to numerous other local, regional and national temperature-controlled warehouse owners and operators.

Australia
Our main competitors in Australia include Emergent Cold Storage (acquisition by Lineage Logistics announced during November 2019, expected to close in 2020) and NewCold Advanced Cold Logistics, which operate warehouses and service many of the Australian markets. Generally, our other competitors operate in only one region and do not compete in the retail market that comprises the majority of our revenues.
New Zealand
Our main competitors in New Zealand are Emergent Cold Storage (acquisition by Lineage Logistics announced during November 2019, expected to close in 2020) and Halls Transport. Emergent Cold operates an estimated seven warehouses and is the largest public warehouse operator in New Zealand. Emergent Cold specializes in bulk storage and focuses on the commodity market with warehouses located near New Zealand’s ports. Halls Transport is primarily a transporter that also operates a network of 3 warehouses. Generally, our other competitors also service the commodity market and operate in only one region.
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
Employees
As of December 31, 2019, worldwide we employed approximately 12,600 people, approximately 49% of which were represented by various local labor unions and associations, and 84 of our 178 warehouses have unionized associates that are governed by 74 different collective bargaining agreements. We are currently in negotiations for one new agreement. Since January 1, 2016, we have successfully negotiated 76 collective bargaining agreements without any work stoppages. During 2019, we have successfully negotiated and renewed 21 agreements with two awaiting ratification.
During 2020, we expect to engage in negotiations for an additional 19 agreements covering all or parts of 26 operating locations worldwide. We do not anticipate any workplace disruptions during this renewal process.
REGULATORY MATTERS
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or interpretation of such laws and regulations by agencies and the courts, occur frequently.

Environmental Matters
Our operations are subject to a wide range of environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, revocation of environmental permits or restrictions on our operations. Future changes in environmental laws or in the interpretation of those laws, including stricter requirements affecting our operations, could result in increased capital and operating costs, which could materially and adversely affect our business, financial condition, liquidity, results of operations and, consequently, amounts available for distribution to our shareholders.
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

ITEM 1A. Risk Factors

    Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common shares could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Cautionary Statement Regarding Forward-Looking Statements.”
Risks Related to our Business and Operations
Our investments are concentrated in the temperature-controlled warehouse industry, and our business would be materially and adversely affected by an economic downturn in that industry or the markets for our customers’ products.
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
Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 42.9% of our owned or leased warehouses are located in six states; with approximately 9.1% in Pennsylvania, 8.4% in Georgia, 6.9% in California, 6.9% in Arizona, 6.1% in Texas, and 5.7% in Wisconsin (in each case, on a refrigerated cubic-foot basis based on information as of December 31, 2019). We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Such conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. Adverse agricultural events include, but are not limited to, the cost of commodity inputs, drought and disease. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.
We are exposed to risks associated with expansion and development, which could result in disappointing returns and unforeseen costs and liabilities.
We have engaged, and expect to continue to engage, in expansion and development activities with respect to certain of our legacy or newly acquired properties. Expansion and development activities subject us to certain risks not present in the acquisition of existing properties (the risks of which are described below), including, without limitation, the following:

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
A portion of our future growth depends upon acquisitions and we may be unable to identify, complete and successfully integrate acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
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

•	we face competition from other potential acquirers that may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects or returns;

•	we may incur significant costs and divert management’s attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

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
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations. In recent years, our competitors, including Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), AGRO Merchants Group, Interstate Warehousing, Burris Logistics, NewCold Advanced Cold Logistics, Henningsen Cold Storage Co., Hanson Logistics and Seafrigo Logistics have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.
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
During the year ended December 31, 2019 and 2018, our 25 largest customers in our warehouse segment contributed approximately 60% and 63%, respectively, of our pro-forma warehouse segment revenues assuming all acquisitions occurred at the beginning of the year. As of December 31, 2019, we had one customer that accounted for 7.7% of our warehouse segment revenues and nine customers that each accounted for at least 2% of our warehouse segment revenues, also on a pro-forma basis. In addition, as of December 31, 2019, 47 of our warehouses were predominantly single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. While we have contracts with stated terms with certain of our customers, most of our contracts do not obligate our customers to use our warehouses or provide for fixed storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, while some of our warehouses are located in primary markets, others are located in secondary and tertiary markets that are specifically suited to the particular needs of the customer utilizing these warehouses. For example, our production advantaged warehouses typically serve one or a small number of customers. These warehouses are also generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction. If customers who utilize this type of warehouse, which may be located in remote areas, relocate their processing or production plants, default or otherwise cease to use our warehouses, then we may be unable to find replacement customers for these warehouses on favorable terms or at all or, if we find replacement customers, we may have to incur significant costs to reposition these warehouses for the replacement customers’ needs, any of which could have a material adverse effect on us.

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
On a combined pro forma basis assuming all 2019 acquisitions occurred as of the beginning of the year, 46.2% of our warehouse segment revenues were generated from contracts with a fixed storage commitment or leases with customers as of December 31, 2019. On a combined pro forma basis, 40.6% of rent and storage revenue were generated from fixed commitment storage contracts for the year ended December 31, 2019.
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
Our hourly employees in the U.S. and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly employees above the applicable minimum wage. If we are unable to continue paying our hourly employees above the applicable minimum wage, we may be unable to hire and retain qualified personnel. The U.S. federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various U.S. federal, state and local legislators have proposed or enacted significant changes to the minimum wage requirements. For example, certain local or regional governments in places such as Chicago, Los Angeles, Seattle, San Francisco, Portland and New York have approved phased-in increases that eventually will take their minimum wage to as high as $16.00 per hour. If similar increases were to occur in additional markets in which we operate, our operating margins would be negatively affected unless we are able to increase our rent, storage fees and handling fees in order to pass increased labor costs on to our customers. Our standard contract forms include rate protection for uncontrollable costs such as labor, however, despite such provisions, we may not be able to fully pass through these increased costs.
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
Certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2019, worldwide, we employed approximately 12,600 people, approximately 49% of which were represented by various local labor unions, and 84 of our 178 warehouses have unionized associates that are governed by 74 different collective bargaining agreements. Unlike owners of industrial warehouses, we hire our own workforce to handle and store items for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our work force becomes unionized, we could be materially and adversely affected. Since January 1, 2016, we have successfully negotiated 76 collective bargaining agreements without any work stoppages. During the calendar year 2019 we successfully negotiated and renewed 21 agreements with two awaiting ratification. If we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.
We are subject to additional risks with respect to our current and potential international operations and properties.
As of December 31, 2019, we owned or had a leasehold interest in 14 temperature-controlled warehouses outside the United States, and we managed four warehouses outside the United States on behalf of third parties. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. However, there is no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties could be affected by factors peculiar to the laws and business practices of the jurisdictions in which our warehouses are located. These laws and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•
enactment of laws relating to the international ownership of real property or mortgages and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;

•	variations in currency exchange rates;

•	adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in international, national or local governmental or economic conditions;

•	business disruptions arising from public health crises and outbreaks of communicable diseases, including the recent coronavirus outbreak;

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
Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are generated in the local currency of each of the countries in which the properties are located. Fluctuations in exchange rates between these currencies and the U.S. dollar will therefore give rise to non-U.S. currency exposure, which could materially and adversely affect us. We naturally hedge this exposure by incurring operating costs in the same currency as the revenue generated by the related property. We may attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements where it is practical to do so and where such hedging arrangements are available. These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. We cannot assure you that our efforts will successfully mitigate our currency risks. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.
The Argentine foreign exchange market is subject to controls, which may adversely affect our ability to repatriate the earnings we derive from our Argentine operations.
Different Argentine government administrations have established and implemented various restrictions on foreign currency transfers, including certain restrictions on the ability to repatriate earnings from Argentina, and requirements that corporations obtain authorization to buy any foreign currency that is not for international trade. Companies must also repatriate earnings from foreign sales within five business days.
The impact that these current measures will have on the Argentine economy and on us is still uncertain. We cannot assure you that the current regulations will not be amended, or that no new regulations will be enacted in the future imposing other limitations on funds flowing into and out of the Argentine foreign exchange market. Any such new measures, as well as any additional regulations and/or restrictions, could materially and adversely affect our ability to repatriate the earnings we derive from our Argentine operations or transfer funds abroad.
In the future, we cannot rule out a less favorable international economic environment, continued lack of stability and competitiveness of the Argentine currency against other foreign currencies, a lower level of confidence among consumers and foreign and domestic investors, continued higher inflation rate or future political uncertainties, among other factors. In case any such circumstances occur, it could materially and adversely affect the results of our operations in Argentina and, consequently, our business.

We may incur liabilities or harm our reputation as a result of quality-control issues associated with our warehouse storage and other services.
We store frozen and perishable food and other products and provide food processing, repackaging and other services. Product contamination, spoilage, other adulteration, product tampering or other quality control issues could occur at any of our facilities or during the transportation of these products, which could cause our customers to lose all or a portion of their inventory. We could be liable for the costs incurred by our customers as a result of the lost inventory, and we also may be subject to liability, which could be material, if any of the frozen and perishable food products we stored, processed, repackaged or transported caused injury, illness or death. The occurrence of any of the foregoing may negatively impact our brand and reputation and otherwise have a material adverse effect on us.
Our temperature-controlled warehouse infrastructure may become obsolete or unmarketable and we may not be able to upgrade our equipment cost-effectively or at all.
The infrastructure at our temperature-controlled warehouses may become obsolete or unmarketable due to the development of, or demand for, more advanced equipment or enhanced technologies, including increased automation of our warehouses. Increased automation may entail significant start-up costs and time and may not perform as expected. In addition, our information technology platform pursuant to which we provide inventory management and other services to our customers may become outdated. When customers demand new equipment or technologies, the cost could be significant and we may not be able to upgrade our warehouses on a cost-effective basis in a timely manner, or at all, due to, among other things, increased expenses to us that cannot be passed on to customers or insufficient resources to fund the necessary capital expenditures. The obsolescence of our infrastructure or our inability to upgrade our warehouses would likely reduce warehouse segment revenues, which could have a material adverse effect on us.
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
We may also be subject to cybersecurity attacks and other intentional hacking. These attacks could include attempts to gain unauthorized access to our data and computer systems. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack or breach could compromise the confidential information of our employees, customers and vendors. A successful attack could result in service interruptions, operational difficulties, loss of revenue or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. Addressing such issues could prove difficult or impossible and be very costly. Responding to claims or liability could similarly involve substantial costs. Recently, there has been heightened interest and enforcement focus on data protection regulations and standards both in the United States and abroad. Failure to comply with applicable data protection regulations or standards may expose us to litigation, fines, sanctions or other penalties, which could damage our reputation and adversely impact our business, results of operation and financial condition. In addition, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations. As of December 31, 2019, we have not had a significant cyber breach or attack that had an adverse material impact on our business, financial condition, liquidity or results of operations.
We primarily depend on third-party trucking service providers to provide transportation services to our customers, and any delays or disruptions in providing these transportation services, or damages caused to products during transportation, could have a material adverse effect on us.
While we do provide transportation services directly and have some transportation assets, the transportation services we offer to our customers are done primarily on a brokerage basis. We depend on third-party trucking service providers to provide refrigerated transportation services to our customers. We do not have an exclusive or long-term contractual relationship with any of these third-party trucking service providers, and we can provide no assurance that our customers will have uninterrupted or unlimited access to their transportation assets or services. Any delays or disruptions in providing these transportation services to our customers could reduce the confidence our customers have in our ability to provide transportation services and could impair our ability to retain existing customers or attract new customers. Moreover, in connection with any such delays or disruptions, or if customers’ products are damaged or destroyed during transport, we could incur financial obligations or be subject to lawsuits by our customers. Any of these risks could have a material adverse effect on us.
We participate in multiemployer pension plans administered by labor unions. To the extent we or other employers withdraw from participation in any of these plans, we could face additional liability from our participation therein.
As of December 31, 2019, we participated in seven multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing the Company’s associates. Approximately 26% of our employees were participants in such multiemployer pension plans as of December 31, 2019. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate or should any of the pension plans in which we participate fail, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statement of Operations and as a liability on our Consolidated Balance Sheet. Our liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal or failure occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $566.7 million as of December 31, 2019, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $533.7 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.
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
Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For the years ended December 31, 2019 and 2018, power costs in our warehouse segment accounted for 8.9% and 9.0%, respectively, of the segment’s operating expenses. We have implemented programs across our warehouses to reduce overall consumption and to reduce consumption at peak demand periods, when power prices are typically highest. However, there can be no assurance that these programs will be effective in reducing our power consumption.
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
Our warehouses are subject to electrical power outages and breakdowns of our refrigeration equipment. We attempt to limit exposure to such occasions by conducting regular maintenance and upgrades to our refrigeration equipment, and using backup generators and power supplies, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages that last beyond our backup and alternative power arrangements and refrigeration equipment breakdowns would harm our customers and our business. During power outages and refrigeration equipment breakdowns, changes in humidity and temperature could spoil or otherwise contaminate the frozen and perishable food and other products stored by our customers. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. Any of the foregoing could have a material adverse effect on us. As of December 31, 2019, we have not had a significant power outage or breakdown of our refrigeration equipment.
We hold leasehold interests in 26 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.
As of December 31, 2019, we held leasehold interests in 26 of our warehouses. These leases expire (taking into account our extension options) from June 2020 to October 2050, and have a weighted-average remaining term of 25 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.
Charges for impairment of goodwill or other long-lived assets could adversely affect our financial condition and results of operations.
We regularly monitor the recoverability of our long-lived assets, such as buildings and improvements and machinery and equipment, and evaluate their carrying value for impairment. whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We review goodwill on an annual basis to determine if impairment has occurred and review the recoverability of fixed assets, generally on a quarterly basis and whenever events or changes in circumstances indicate that impairment may have occurred or the value of such assets may not be fully recoverable. If such reviews indicate that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires the use of estimates based on significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which could result in an impairment charge.

General Risks Related to the Real Estate Industry
Our performance and value are subject to economic conditions affecting the real estate market, temperature-controlled warehouses in particular, as well as the broader economy.
Our performance and value depend on the amount of revenues earned, as well as the expenses incurred, in connection with operating our warehouses. If our temperature-controlled warehouses do not generate revenues and operating cash flows sufficient to meet our operating expenses, including debt service and capital expenditures, we could be materially and adversely affected. In addition, there are significant expenditures associated with our real estate (such as real estate taxes, maintenance costs and mortgage payments) that generally do not decline when circumstances reduce the revenues from our warehouses. Accordingly, our expenditures may stay constant, or increase, even if our revenues decline. The real estate market is affected by many factors that are beyond our control, and revenues from, and the value of, our properties may be materially and adversely affected by:

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

•	our ability to provide adequate maintenance and insurance;

•	changes in the cost or availability of insurance, including coverage for mold or asbestos;

•	unanticipated changes in costs associated with known adverse environmental conditions, newly discovered environmental conditions and retained liabilities for such conditions;

•	changes in interest rates or other changes in monetary policy;

•	disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism, political instability and public health crises; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including, but not limited to, earthquakes and floods, which may result in uninsured and under-insured losses.
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
Most of our warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency, or the EPA. Releases of ammonia occur at our warehouses from time to time, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of employees or third parties, and terrorist acts could result in a significant release of ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. For example, in 2018, we identified and reported ammonia releases across refrigeration systems in three of our facilities. These releases resulted in no significant property damage or injury. In 2019, we identified, and reported, ammonia releases across refrigeration systems in three of our facilities. These releases resulted in no significant property damage or injury. Although our warehouses have risk management programs required by the Occupational Safety and Health Act of 1970, as amended, or OSHA, the EPA and other regulatory agencies in place, we could incur significant liability in the event of an unanticipated release of ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such ammonia releases in a timely fashion.
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
Nearly all of our properties have been the subject of environmental assessments conducted by environmental consultants at some point in the past. Most of these assessments have not included soil sampling or subsurface investigations. Some of our older properties have not had asbestos surveys. In many instances, we have not conducted further investigations of environmental conditions disclosed in these environmental assessments nor can we be assured that these environmental assessments have identified all potential environmental liabilities associated with our properties. Material environmental conditions, liabilities or compliance concerns may have arisen or may arise after the date of the environmental assessments on our properties. Moreover, there can be no assurance that (i) future laws, ordinances or regulations will not impose new material environmental obligations or costs, including the potential effects of climate change or new climate change regulations, (ii) we will not incur material liabilities in connection with both known and undiscovered environmental conditions arising out of past activities on our properties or (iii) our properties will not be materially and adversely affected by the operations of customers, by environmental impacts or operations on neighboring properties (such as releases from underground storage tanks), or by the actions of parties unrelated to us.
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
Real estate investments are relatively illiquid, and given that our properties are highly specialized temperature-controlled warehouses, our properties may be more illiquid than other real estate investments. This illiquidity is driven by a number of factors, including the specialized and often customer-specific design of our warehouses, the relatively small number of potential purchasers of temperature-controlled warehouses, the difficulty and expense of repurposing our warehouses and the location of many of our warehouses in secondary or tertiary markets. As a result, we may be unable to complete an exit strategy or quickly sell properties in our portfolio in response to adverse changes in the performance of our properties or in our business generally. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time it would take to complete the sale of any such property. Such sales might also require us to expend funds to mitigate or correct defects to the property or make changes or improvements to the property prior to its sale. The ability to sell assets in our portfolio may also be restricted by certain covenants in our mortgage loan agreements and other credit agreements. Code requirements relating to our status as a REIT may also limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.
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
We may be limited in our ability to obtain reimbursement from customers under existing warehouse contracts for any increases in operating expenses such as labor, electricity charges, maintenance costs, taxes, including real estate and income taxes, or other real estate-related costs. Unless we are able to offset any unexpected costs with sufficient revenues through new warehouse contracts or customers, increases in these costs would lower our operating margins and could materially and adversely affect us.
Costs of complying with governmental laws and regulations could adversely affect us and our customers.
Our business is highly regulated at the federal, state and local level. The food industry in all jurisdictions in which we operate is subject to numerous government standards and regulations. While we believe that we are currently in compliance with all applicable government standards and regulations, there can be no assurance that all of our warehouses or our customers’ operations are currently in compliance with, or will be able to comply in the future with, all applicable standards and regulations or that the costs of compliance will not increase in the future.
All real property and the operations conducted on real property are subject to governmental laws and regulations relating to environmental protection and human health and safety. In addition, our warehouses are subject to regulation and inspection by the United States Food and Drug Administration and the United States Department of Agriculture and our domestic trucking operations are subject to regulation by the U.S. Department of Transportation and the Federal Highway Administration. Our ability to operate and to satisfy our contractual obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations could increase our operating costs, result in fines or impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contamination, regardless of fault or whether the acts causing the contamination were legal.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards in the future. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require that we or our customers incur material expenditures. In addition, there are various governmental, environmental, fire, health, safety and similar regulations with which we and our customers may be required to comply and which may subject us and our customers to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages imposed on our customers or us could directly or indirectly have a material adverse effect on us. In addition, changes in these governmental laws and regulations, or their interpretation by agencies and courts, could occur.
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
We are a large company operating in multiple U.S. and international jurisdictions, with thousands of employees and business counterparts. As such, there is an ongoing risk that we may become involved in legal disputes or litigation with these parties or others. The costs and liabilities with respect to such legal disputes may be material and may exceed our amounts accrued, if any, for such liabilities and costs. In addition, our defense of legal disputes or resulting litigation could result in the diversion of our management’s time and attention from the operation of our business, each of which could impede our ability to achieve our business objectives. Some or all of the amounts we may be required to pay to defend or to satisfy a judgment or settlement of any or all of our disputes and litigation may not be covered by insurance.

We may invest in joint ventures in the future and, in the event we do so, could face risks stemming from our partial ownership interests in such properties which could materially and adversely affect the value of any such joint venture investments.
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

•
a co-venturer or partner may take action contrary to our instructions, requests, policies or investment objectives, including our current policy with respect to maintaining our qualification as a REIT under the Code;

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
As of December 31, 2019, we had approximately $1.7 billion of total consolidated indebtedness outstanding and borrowing capacity under our 2018 Senior Unsecured Credit Facilities of $800.0 million less approximately $23.0 million for certain outstanding letters of credit. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.
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

•
we may use a substantial portion of our cash flows to make principal and interest payments and we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to invest in acquisition opportunities, fund capital improvements or meet operational needs;

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

•	we may be unable to effectively hedge floating rate debt with respect to our 2018 Senior Unsecured Credit Facilities or any successor facilities thereto;

•	we are required to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our operating and financial flexibility;

•	our vulnerability to general adverse economic and industry conditions may be increased; and

•
we may be subject to greater exposure to increases in interest rates for our variable-rate debt and to higher interest expense upon refinancing of existing debt or the issuance of future fixed rate debt.

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
In order to qualify as a REIT, we are required each year to distribute to our shareholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund all of our future capital needs, including capital for acquisitions, development activities and recurring and non-recurring capital improvements, from operating cash flows. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain additional financing on favorable terms or at all when needed. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating and financial restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our current and anticipated results of operations, liquidity, financial condition and cash distributions to shareholders and the market price of our common shares. If we cannot obtain sufficient capital on favorable terms when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our shareholders necessary for us to qualify as a REIT (which would expose us to significant penalties and corporate-level taxation), or fund our other business needs, which could have a material adverse effect on us.
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
At December 31, 2019, our credit ratings were “BBB” from both Fitch Ratings, Inc. and DBRS Morningstar, Inc., and “Baa3” from Moody’s, all with stable outlooks. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.
Increases in interest rates could increase the amount of our debt payments.
As of December 31, 2019, $475.0 million of our outstanding consolidated indebtedness is variable-rate debt, and we may continue to incur variable-rate debt in the future. $325.0 million of this debt’s principal has been hedged using pay-fixed, receive-variable interest rate swaps, which are designed to mitigate the impacts of changes in variable interest rates. These interest rate swaps extend through the maturity of the variable interest rate debt. Increases in interest rates on such debt would raise our interest costs, reduce our cash flows and reduce our ability to make distributions to our shareholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
Elimination of LIBOR may impact our financial statements
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans, amounts paid on securities, and amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If LIBOR is discontinued, the impact of such change on our contracts that are not transitioned to an alternative rate is uncertain and is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Our existing indebtedness contains, and any future indebtedness is likely to contain, covenants that restrict our ability to engage in certain activities.
Our outstanding indebtedness requires, and our future indebtedness is likely to require, us to comply with a number of financial covenants and operational covenants. The financial covenants under our 2018 Senior Unsecured Credit Facility and Series A, Series B and Series C Senior Unsecured Notes include a maximum leverage ratio, a minimum borrowing base coverage ratio, a minimum fixed charge coverage ratio, a minimum borrowing base debt service coverage ratio, a minimum tangible net worth requirement, a maximum secured leverage ratio, a maximum recourse secured debt ratio and a maximum unsecured indebtedness to assets ratio. These covenants may limit our ability to engage in certain transactions that may be in our best interests. In order to be able to make distributions to our shareholders (other than minimum distributions required to maintain our status as a REIT), there may not be an event of default under such indebtedness. Our failure to meet the covenants could result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and other indebtedness with a cross-default provision as well as foreclosure, in the case of secured indebtedness, upon any of our assets that secure such indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be materially and adversely affected.
As of December 31, 2019, a total of 15 of our warehouses were financed under mortgage loans grouped into a single pool. Certain covenants in the mortgage loan agreement place limits on our use of the cash flows associated with the pool, and place other restrictions on our use of the assets included within the pool. In particular, if our subsidiaries that are borrowers under the mortgage loan agreement fail to maintain certain cash flow minimums or a debt service coverage ratio, the cash generated by those subsidiaries will be restricted and unavailable for us to use, which we refer to as a “cash trap event.” If the pool under our mortgage loan agreement were to fail to maintain the applicable cash flow minimum or debt service coverage ratio, our ability to make capital expenditures and distributions to our shareholders could be limited. In addition, as a holder of equity interests in the borrowers under the pool, our claim to the assets contained in the pool is subordinate to the claims of the holders of the indebtedness under the mortgage loan agreement.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.
We have granted certain of our lenders security interests in approximately 12% of our assets, including equity interests in certain of our subsidiaries and in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Foreign exchange rates and other hedging activity exposes us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.
As of December 31, 2019, we were a party to cross currency swaps on our intercompany loans. We also entered into two interest rate swaps during the year ended December 31, 2019 to mitigate the impact of variable interest rates on our outstanding variable rate debt. We also entered into foreign currency forward contracts to hedge the cash flows of a future acquisition that will be denominated in foreign currency. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rate, interest rate, and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against foreign exchange rates, interest rates, and power cost changes could have a material adverse effect on us.
While we have no current mortgage agreements requiring hedging agreements, when a hedging agreement is required under the terms of a mortgage loan, it is often a condition that the hedge counterparty maintains a specified credit rating. With the current volatility in the financial markets, there is an increased risk that hedge counterparties could have their credit ratings downgraded to a level that would not be acceptable under the loan provisions. If we were unable to renegotiate the credit rating condition with the lender or find an alternative counterparty with an acceptable credit rating, we could be in default under the loan and the lender could seize that property through foreclosure, which could have a material adverse effect on us.

Risks Related to our Organization and Structure
Provisions of Maryland law may limit the ability of a third party to acquire control of our company.
Under the Maryland General Corporation Law, or the MGCL, as applicable to Maryland real estate investment trusts, certain “business combinations” (including a merger, consolidation, share exchange or, in certain circumstances specified under the statute, an asset transfer or issuance or reclassification of equity securities) between a Maryland real estate investment trust and any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the trust’s then outstanding voting shares or an affiliate or associate of the trust who, at any time within the two-year period before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the trust’s then outstanding shares, which we refer to as an “interested shareholder,” or an affiliate thereof, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its voting shares. Until December 2018, affiliates of the Goldman Sachs Group, Inc. (the “GS Entities”) owned more than 10% of our voting shares, and therefore are subject to the business combination provisions of the MGCL through December 2020. However, pursuant to the statute, our board of trustees, by resolution, elected to opt out of the business combination provisions of the MGCL. This resolution may not be modified or repealed by our board of trustees without the approval of our shareholders by the affirmative vote of a majority of the votes cast on the matter. Accordingly, the five-year prohibition and the super-majority vote requirements described above do not apply to a business combination between us and any other person, including the GS Entities. As a result, any person may be able to enter into business combinations with us, which may not be in your best interest as a shareholder, within five years of becoming an interested shareholder and without compliance by us with the super-majority vote requirements and other provisions of the MGCL.
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
Subtitle 8 of Title 3 of the MGCL, or Subtitle 8, would permit our board of trustees, without shareholder approval, to implement certain takeover defenses (some of which, such as a classified board, we do not have), if we have a class of equity securities registered under the Exchange Act and at least three independent trustees. We have elected not to be subject to Subtitle 8 unless approved by the affirmative vote of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees.
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
Our declaration of trust provides that, subject to the rights of holders of one or more classes or series of preferred shares to elect or remove one or more trustees, a trustee may be removed only for “cause” (as defined in our declaration of trust), and then only by the affirmative vote of shareholders entitled to cast two-thirds of the votes entitled to be cast generally in the election of trustees. The foregoing provision of our declaration of trust, when coupled with the power of our board of trustees to fill vacant trusteeships, will preclude shareholders from removing incumbent trustees except for cause and by a substantial affirmative vote and filling the vacancies created by such removal with their own nominees. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in control that is in the best interests of our shareholders.
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
Our declaration of trust eliminates our trustees’ and officers’ liability to us and our shareholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our declaration of trust and our bylaws require us to indemnify our trustees and officers to our board of trustees to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the trustee, officer or observer was material to the matter giving rise to the proceeding and was either committed in bad faith or the result of active and deliberate dishonesty, the trustee, officer or observer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the trustee, officer or observer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our shareholders may have more limited rights against our trustees and officers and any observer to our board of trustees than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers and any observer to our board of trustees.
We have fiduciary duties as general partner to our Operating Partnership, which may result in conflicts of interests in representing your interests as shareholders of our company.
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, and between us and our Operating Partnership or any partner thereof. Our trustees and officers have duties to our company under applicable Maryland law in connection with their management of our company. Additionally, we have fiduciary duties as the general partner to our Operating Partnership and to its limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties as a general partner to our Operating Partnership and any unaffiliated limited partners may come into conflict with the duties of our trustees and officers to our company and may be resolved in a manner that is not in your best interest as a shareholder.

Risks Related to our Common Shares
Our cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, or at all, and we may need to increase our borrowings or otherwise raise capital in order to make such distributions; consequently, we may not be able to make such distributions in full.
Our current annualized distributions to our shareholders are $0.80 per share. If cash available for distribution generated by our assets decreases in future periods is less than our estimate or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our shareholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common shares. Any distributions made to our shareholders by us will be authorized and determined by our board of trustees in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.
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
The market price of our common shares could decline as a result of sales or resales of a large number of our common shares in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common shares in the future at a desired time and at an attractive price. On August 26, 2019, we entered into a distribution agreement with a syndicate of banks through which we may sell from time to time up to an aggregate of $500.0 million of our common shares in an at the market equity program (the “ATM Offering”). There were no common shares sold under the ATM Equity Program during 2019. As of December 31, 2019, 191,799,909 common shares are issued and outstanding, and no Series A preferred shares, Series B preferred shares or Series C preferred shares are issued and outstanding.

As of December 31, 2019, the 507,073 common shares beneficially owned by our trustees, executive officers and other affiliates were “restricted securities” within the meaning of Rule 144 under the Securities Act and cannot be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.
In addition, we have filed with the SEC a registration statement on Form S-8 covering common shares issuable pursuant to options and restricted stock units issued under our outstanding equity incentive plans.
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
Other legislative proposals could be enacted in the future that could affect REITs and their shareholders. Prospective investors are urged to consult their tax advisor regarding the effect of any potential tax law changes on an investment in our common shares.
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
We may also decide to retain certain gains from the sale or other disposition of our property and pay income tax directly on such gains. In that event, our shareholders would be required to include such gains in income and would receive a corresponding credit for their share of taxes paid by us. Any net taxable income earned directly by a TRS will be subject to U.S. federal and state corporate income tax. Furthermore, even though we qualify for taxation as a REIT, if we acquire any asset from a corporation which is or has been a C-corporation in a transaction in which the basis of the asset in our hands is less than the fair market value of the asset determined at the time we acquired the asset, and we subsequently recognize a gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (a) the fair market value of the asset over (b) our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset. These requirements could limit, delay or impede future sales of our properties. We currently do not expect to sell any asset if the sale would result in the imposition of a material tax liability. We cannot, however, assure you that we will not change our plans in this regard.
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

If our Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes, we would fail to qualify as a REIT.
As a partnership, our Operating Partnership is not be subject to U.S. federal income tax on its income. For all tax periods during which the Operating Partnership is treated as a partnership, each of its partners, including us, will be allocated that partner’s share of the Operating Partnership’s income. Following the admission of additional limited partners, no assurance can be provided, however, that the IRS will not challenge the status of our Operating Partnership as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT, which would have a material adverse effect on us and our shareholders. Also, our Operating Partnership would then be subject to U.S. federal corporate income tax, which would reduce significantly the amount of its funds available for debt service and for distribution to its partners, including us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

General
In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a) (2) and which is included in Part II, Item 8.
Our Warehouse Portfolio
As of December 31, 2019, we operated a global network of 178 warehouses that contained over one billion cubic feet and approximately 3.6 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2019.

Country / Region	# of warehouses	Cubic feet (in millions)	% of total cubic feet	Pallet positions (in thousands)	Average economic occupancy (1)	Average physical occupancy (1)	Revenues (2) (in millions)	Applicable segment contribution (NOI) (2)(3) (in millions)	Total customers (4)
Owned / Leased (5)
United States
Central	41	256.1	25%	1,011.3	80%	77%	$314.5	$117.7	851
East	28	216.0	21%	670.8	77%	73%	284.5	84.7	816
Southeast	47	245.6	24%	707.0	82%	78%	300.8	91.5	822
West	37	230.0	22%	981.9	77%	72%	278.8	106.6	678
United States Total / Average	153	947.7	92%	3,371.0	79%	75%	$1,178.6	$400.5	2,432
International
Australia	5	47.6	5%	138.8	83%	81%	$161.2	$37.2	60
New Zealand	7	20.4	2%	72.4	93%	89%	29.6	8.5	64
Argentina	2	9.7	1%	21.6	79%	79%	7.8	1.4	48
International Total / Average	14	77.7	8%	232.8	86%	83%	$198.6	$47.1	173
Owned / Leased Total / Average	167	1,025.4	100%	3,603.8	80%	76%	$1,377.2	$447.6	2,601
Third-Party Managed
United States	7	38.5	73%	—	—	—	$220.2	$8.0	4
Australia (6)	1	—	—%	—	—	—	14.9	2.3	1
Canada	3	14.3	27%	—	—	—	17.9	1.5	2
Third-Party Managed Total / Average	11	52.8	100%	—	—	—	$253.0	$11.8	7
Portfolio Total / Average	178	1,078.2	100%	3,603.8	80%	76%	$1,630.2	$459.4	2,602

(1)
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.

We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the year ended December 31, 2019. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

(2)	Year ended December 31, 2019.

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

(5)
As of December 31, 2019, we owned 133 of our U.S. warehouses and ten of our international warehouses, and we leased 20 of our U.S. warehouses and four of our international warehouses. As of December 31, 2019, seven of our owned facilities were located on land that we lease pursuant to long-term ground leases.

(6)	Constitutes non-refrigerated, or “ambient,” warehouse space. This facility contains 330,527 square feet of ambient space.
We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:

•
Distribution. As of December 31, 2019, we owned or leased 61 distribution centers with approximately 495.2 million cubic feet of temperature-controlled capacity and 1.5 million pallet positions. Distribution centers typically house a wide variety of customers’ finished products until future shipment to end users. Each distribution center is located in a key distribution hub that services a distinct surrounding population center in a major market.

•
Public. As of December 31, 2019, we owned or leased 65 public warehouses with approximately 313.1 million cubic feet of temperature-controlled capacity and 1.2 million pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers.

•
Production Advantaged. As of December 31, 2019, we owned or leased 36 production advantaged warehouses with approximately 197.2 million cubic feet of temperature-controlled capacity and 0.9 million pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.

•
Facility Leased. As of December 31, 2019, we had five facility leased warehouses with approximately 19.9 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.

•
Third-Party Managed. As of December 31, 2019, we managed 11 warehouses on behalf of third parties with approximately 52.8 million cubic feet of temperature-controlled capacity. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Americold Realty Trust
Americold Realty Trust’s common shares are listed on the NYSE under the trading symbol “COLD”. Our common shares have been publicly traded since January 19, 2018. Prior to that time, there was no public market for our common stock.
On February 26, 2020, we had approximately 200,164,155 common shares outstanding. This figure includes the 8,250,000 common shares that were issued on January 2, 2020 upon settlement of our April 2019 forward sale agreement. This figure does not include the 6,000,000 common shares that may be issued if we elect to physically settle our September 2018 forward sale agreement with Bank of America, N.A., as forward purchaser. The number of holders of record of our common shares on February 26, 2020 was two. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Our future common shares dividends, if and as declared, may vary and will be determined by our Board of Trustees upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements. These dividends, if and as declared, may be adjusted at the discretion of our board of trustees during the year. Refer to Item 7 - Management’s Discussion & Analysis in this Annual Report on Form 10-K for further details on dividends declared.
Subject to the distribution requirements applicable to REITs under the Code, Americold Realty Trust intends, to the extent practicable, to invest substantially all of the proceeds from sales and refinancing of its assets in real estate-related assets and other assets. Americold Realty Trust may, however, under certain circumstances, make a dividend of capital or of assets. Such dividends, if any, will be made at the discretion of Americold Realty Trust’s board of trustees.
Americold Realty Operating Partnership, L.P.
There is no established trading market for Americold Realty Operating Partnership, L.P.’s partnership units. As of February 26, 2020, the only holders of record of partnership interests are Americold Realty Operating Partnership, L.P.’s general partner, Americold Realty Trust, and Americold Realty Operating Partnership, L.P.’s sole limited partner bearing a 1% interest, Americold Realty Operations, Inc., a wholly-owned subsidiary of the REIT. The Operating Partnership has also granted OP Units to certain members of the Board of Trustees during 2019 and certain members of executive management of Americold Realty Trust during 2020. Upon vesting, these OP Units will represent partnership units in the Operating Partnership that are not owned by Americold Realty Trust.

Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust common stock during the period from January 19, 2018 (the date of our IPO) through December 31, 2019, with the cumulative total returns on the MSCI US REIT Index (RMZ) and the S&P 500 Market Index. The comparison assumes that $100 was invested on January 19, 2018 in Americold Realty Trust common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, S&P 500, and RMZ Index

Assumes $100 invested on January 19, 2018
Assumes dividends reinvested
To fiscal year ended December 31, 2019

Pricing Date	COLD ($)	S&P 500($)	RMZ($)
1/19/2018	100.00	100.00	100.00
3/29/2018	109.00	94.22	95.84
6/29/2018	127.97	97.57	104.38
9/28/2018	147.59	105.03	104.43
12/31/2018	151.79	90.82	96.30
3/29/2019	188.35	103.00	113.59
6/28/2019	202.61	107.35	113.93
9/30/2019	234.25	109.24	121.52
12/31/2019	224.06	119.05	119.34

•
This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Security Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

•	The stock price performance shown on the graph is not necessarily indicative of future price performance.

•	The hypothetical investment in Americold Realty Trust’s common stock presented in the stock performance graph above is based on the closing price of the common stock on January 19, 2018.
Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.
Securities Authorized For Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our common shares are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.
Use of Proceeds
On September 18, 2018, we completed a follow-on public offering of 4,000,000 common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million after deducting the underwriting discount and estimated offering expenses payable by us, and an additional 6,000,000 common shares that are subject to the 2018 forward sale agreement, which is currently expected to be settled on or before September 2020. The term of the 2018 forward sale agreement was extended from its original settlement date of September 2019. We did not initially receive any proceeds from the sale of the common shares subject to the 2018 forward sale agreement that were sold by the forward purchaser or its affiliate. As of December 31, 2019, we have not settled any portion of the 2018 forward sale agreement. We expect to use the funds received upon settlement to support announced or potential future development, expansion and acquisition opportunities.

In March 2019, we completed a secondary public offering in which certain funds affiliated with YF ART Holdings and the GS entities sold their remaining interest in the Company, which consisted of 38,422,583 and 8,061,228 common shares, respectively, at $27.75 per share, which included 6,063,105 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares. The selling shareholders received proceeds from the offering, which, net of underwriting fees, totaled $1.1 billion. We received no proceeds and incurred fees of $1.5 million related to this offering.
On April 22, 2019, we completed a follow-on public offering of 42,062,000 common shares, including 6,562,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares, at a public offering price of $29.75 per share, which generated net proceeds of approximately $1.21 billion after deducting the underwriting discount and estimated offering expenses payable by us, and an additional 8,250,000 common shares pursuant to the 2019 forward sale agreement. We did not initially receive any proceeds from the sale of the common shares subject to the 2019 forward sale agreement that were sold by the forward purchaser or its affiliate. The proceeds of the follow-on public offering were used to fund a portion of the Cloverleaf Acquisition. We used the cash proceeds that we received upon settlement of the 2019 forward sale agreement on January 2, 2020 to fund the Nova Cold Acquisition.
On August 26, 2019, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through “at the market” offerings (the “ATM Equity Program”). Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There were no common shares sold under the ATM Equity Program during 2019.
Other Shareholder Matters

None.

ITEM 6. Selected Financial Data

Selected Company Financial and Other Data (Americold Realty Trust)

The following tables show our selected consolidated financial data for Americold Realty Trust and the Operating Partnership and their respective subsidiaries for the periods indicated. This information should be read together with the audited financial statements and notes thereto of Americold Realty Trust and its subsidiaries and the Operating Partnership and its subsidiaries and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. Certain prior year amounts have been reclassified to conform to the current year presentation. The select financial data below for 2019 includes the results of the PortFresh Acquisition on February 1, 2019, the Cloverleaf Acquisition and Lanier Acquisition on May 1, 2019 and the MHW Acquisition on November 19, 2019.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Statements of Operations Data:
Warehouse segment revenues	$1,377,217	$1,176,912	$1,145,662	$1,080,867	$1,057,124
Total revenues	1,783,705	1,603,635	1,543,587	1,489,999	1,481,385
Operating income	131,466	179,960	136,989	132,124	112,502
Net income (loss) attributable to Americold Realty Trust	48,162	47,985	(608)	4,932	(21,176)
Total warehouse segment contribution (NOI) (1)	447,591	374,534	348,328	314,045	307,749
Total segment contribution (NOI) (1)	478,257	405,649	374,105	345,645	337,020

Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$236,189	$188,171	$163,327	$118,781	$106,521
Net cash used in investing activities	(1,604,934)	(125,703)	(138,831)	(41,653)	(51,532)
Net cash provided by (used in) financing activities	1,395,371	84,942	(18,604)	(95,322)	(28,120)
Net increase (decrease) in cash and cash equivalents	$26,626	$147,410	$5,892	$(18,194)	$26,869

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Per Share Data:
Net income (loss) attributable to common shareholders per common share
Basic	$0.26	$0.31	$(0.43)	$(0.35)	$(0.73)
Diluted	$0.26	$0.31	$(0.43)	$(0.35)	$(0.73)
Common share dividends paid	$135,443	$76,523	$20,214	$20,214	$20,214
Dividends paid per common share	$0.75	$0.54	$0.29	$0.29	$0.29
Weighted average common shares outstanding:
Basic	179,598	141,415	70,022	69,890	69,758
Diluted	183,950	144,338	70,022	69,890	69,758

Selected Other Data:
EBITDA (2)	300,761	255,331	240,424	248,934	230,891
Core EBITDA (2)	367,128	306,777	287,145	261,362	253,638
Funds from operations (3)	176,899	130,644	96,483	90,561	75,065
Core funds from operations (3)	219,721	174,993	106,093	69,207	55,697
Adjusted funds from operations (3)	214,530	170,433	94,616	71,125	59,754

	As of December 31,
	2019	2018	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$234,303	$208,078	$48,873
Total assets	4,170,683	2,532,428	2,394,897
Total debt	1,869,376	1,510,721	1,901,090
Total shareholders’ equity (deficit)	1,833,018	706,755	(186,924)

	As of December 31,
	2019		2018		2017
Ratio Data:
Net debt to Core EBITDA (4)	4.2	x	4.3	x	6.6	x

(1)
We evaluate the performance of our business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment, corporate-level selling, general and administrative, corporate-level acquisition, litigation and other and gains or losses on sale of real estate). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting.

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

	Year ended December 31,
	2019	2018		2017		2016		2015
	(In thousands)
Warehouse segment contribution (NOI)	$447,591	$374,534	—	$348,328	—	$314,045	$—	$307,749
Third-party managed segment contribution (NOI)	11,761	14,760		12,825		14,814		12,581
Transportation segment contribution (NOI)	18,067	15,735		12,950		14,418		14,305
Other segment contribution (NOI)	838	620		2		2,368		2,385
Total segment contribution (NOI)	$478,257	$405,649		$374,105		$345,645		$337,020
Depreciation, depletion and amortization	(163,348)	(117,653)		(116,741)		(118,571)		(125,720)
Selling, general and administrative	(129,310)	(110,825)		(99,616)		(91,067)		(87,204)
Acquisition, litigation and other	(40,614)	(3,935)		(11,329)		(5,661)		(1,582)
Impairment of long-lived assets	(13,485)	(747)		(9,473)		(9,820)		(9,415)
(Loss) gain from sale of real estate, net	(34)	7,471		43		11,598		(597)
U.S. GAAP operating income	$131,466	$179,960		$136,989		$132,124		$112,502

(2)
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

We also calculate our Core EBITDA as EBITDA adjusted for asset impairment charges, gain or loss on depreciable real property and other asset disposals, acquisition, litigation and other expenses, bridge loan commitment fees, loss on debt extinguishment and modifications, share-based compensation expense, foreign currency exchange gain or loss, loss on partially owned entities, gain on sale of partially owned entities, impairment of partially owned entities, and multi-employer pension plan withdrawal expense. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDA but which we do not believe are indicative of our core business operations. EBITDA and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDA and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDA and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDA and Core EBITDA have limitations as analytical tools, including:

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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income (loss) attributable to Americold Realty Trust	$48,162	$47,985	$(608)	$4,932	$(21,176)
Adjustments:
Depreciation, depletion and amortization	163,348	117,653	116,741	118,571	125,720
Interest expense	94,408	93,312	114,898	119,552	116,710
Income tax (benefit) expense	(5,157)	(3,619)	9,393	5,879	9,637
EBITDA	$300,761	$255,331	$240,424	$248,934	$230,891
Adjustments:
Acquisition, litigation and other, excluding 2018 RSU modification expense(a)	40,614	1,893	11,329	5,661	1,582
Bridge loan commitment fees	2,665	—	—	—	—
Loss from partially owned entities	111	1,069	1,363	128	3,538
Gain from sale of partially owned entities	(4,297)	—	—	—	—
Impairment of partially owned entities (b)	—	—	6,496	—	—
Asset impairment	13,485	747	11,581	9,820	9,415
Foreign currency exchange (gain) loss, net	(10)	(2,882)	3,591	(464)	3,470
Share-based compensation expense	12,895	10,683	2,358	6,436	3,108
Loss on debt extinguishment, modifications and termination of derivative instruments	—	47,559	986	1,437	503
Loss (gain) on real estate and other asset disposals	904	(7,623)	(150)	(10,590)	1,131
Multi-employer pension plan withdrawal expense	—	—	9,167	—	—
Core EBITDA	$367,128	$306,777	$287,145	$261,362	$253,638

(a)
Refer to Note 8 of the Consolidated Financial Statements for further details. The 2018 total excludes the $2.1 million RSU modification charge that is included within “Acquisition, litigation and other” on the Consolidated Statement of Operations, thus amounts do not tie in total. Refer to Note 17 of the Consolidated Financial Statements for further details regarding the $2.1 million charge for historical RSU grants to receive dividend equivalents, consistent with treatment of RSU grants post-IPO.

(b)
Represents an impairment charge related to our investment in the China JV based on a determination that the recorded investment was no longer recoverable from the projected future cash distributions we expected to receive from the China JV. Prior to the ultimate sale, we had not received any cash distributions from the China JV since the formation of the joint venture.

(3)
We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, real estate asset impairment and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate asset impairment, acquisition, litigation and other expenses, excluding 2018 RSU modification expense, share-based compensation, IPO grants, bridge loan commitment fees, impairment of partially owned entities, bridge loan commitment fees, loss on debt extinguishment and modifications and termination of derivative instruments, inventory asset impairment charges, foreign currency exchange gain or loss, gain from sale of partially owned entities, excise tax settlement, Tax Cuts and Jobs Act benefit, and multi-employer pension plan withdrawal expense. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of recurring maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.

We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of loan costs, debt discounts and above or below market leases, straight-line rent, provision or benefit from deferred income taxes, share-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, non-real estate depreciation and amortization (including in respect of the China JV), and recurring maintenance capital expenditures. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

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

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income (loss) attributable to Americold Realty Trust	$48,162	$47,985	$(608)	$4,932	$(21,176)
Adjustments:
Real estate related depreciation	114,976	88,246	86,478	85,645	88,717
Net loss (gain) on sale of depreciable real estate	34	(7,471)	(43)	(11,104)	597
Net loss (gain) on asset disposals	382	(65)	—	—	—
Impairment charges on certain real estate assets	12,555	747	9,473	9,820	5,711
Real estate depreciation on China JV	790	1,202	1,183	1,268	1,216
Funds from operations	176,899	130,644	96,483	90,561	75,065
Less distributions on preferred shares of beneficial interest	—	(1,817)	(28,452)	(28,452)	(28,452)
Funds from operations attributable to common shareholders	$176,899	$128,827	$68,031	$62,109	$46,613
Adjustments:
Net loss (gain) on sale of non-real estate assets	488	(739)	(599)	464	(175)
Non-real estate asset impairment	930	—	—	—	—
Acquisition, litigation and other expenses, excluding 2018 RSU modification expense (a)	40,614	1,893	11,329	5,661	1,582
Share-based compensation expense, IPO grants	2,432	4,208	—	—	—
Impairment of partially owned entities (b)	—	—	6,496	—	—
Bridge loan commitment fees	2,665	—	—	—	—
Loss on debt extinguishment, modifications and termination of derivative instruments	—	47,559	986	1,437	503
Inventory asset impairment charges	—	—	2,108	—	3,704
Foreign currency exchange (gain) loss, net	(10)	(2,882)	3,591	(464)	3,470
Gain from sale of partially owned entities	(4,297)	—	—	—	—
Alternative minimum tax receivable from TCJA	—	(3,745)	—	—	—
Excise tax settlement	—	(128)	4,984	—	—
Multi-employer pension plan withdrawal expense	—	—	9,167	—	—
Core FFO applicable to common shareholders	$219,721	$174,993	$106,093	$69,207	$55,697
Adjustments:
Amortization of loan costs and debt discounts	6,028	6,176	8,604	7,193	6,672
Amortization of below/above market leases	151	151	151	196	520
Straight-line net rent	(521)	(179)	101	(564)	(516)
Deferred income taxes benefit	(10,701)	(3,152)	(3,658)	(586)	(2,292)
Share-based compensation expense	10,463	6,474	2,358	6,436	3,108
Non-real estate depreciation and amortization	48,372	29,407	30,263	32,926	37,003
Non-real estate depreciation and amortization on China JV	317	538	610	762	1,247
Recurring maintenance capital expenditures (c)	(59,300)	(43,975)	(49,906)	(44,445)	(41,685)
Adjusted FFO applicable to common shareholders	$214,530	$170,433	$94,616	$71,125	$59,754

(a)
Refer to Note 8 of the Consolidated Financial Statements for further details. The 2018 total excludes the $2.1 million RSU modification charge that is included within “Acquisition, litigation and other” on the Consolidated Statement of Operations, thus amounts do not tie in total. Refer to Note 17 of the Consolidated Financial Statements for further details regarding the $2.1 million charge for historical RSU grants to receive dividend equivalents, consistent with treatment of RSU grants post-IPO.

(b)
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

(4)
Net debt to Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash and cash equivalents divided by (ii) Core EBITDA. Core EBITDA for 2019 for purposes of this calculation assumes ownership of our acquisitions for the full twelve months of the year. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

The following table reconciles net debt to total debt, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP:

	As of December 31,
	2019	2018
	(In thousands)
Total debt	$1,869,376	$1,510,721
Deferred financing costs	12,996	13,943
Gross debt	1,882,372	1,524,664
Adjustments:
Less: cash and cash equivalents	234,303	208,078
Net debt	$1,648,069	$1,316,586
Selected Company Financial and Other Data (Americold Realty Operating Partnership, L.P.)

The following tables summarize selected financial data related to our historical financial condition and results of operations for our Operating Partnership:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per unit data)
Consolidated Statements of Operations Data:
Net income (loss) attributable to the Partnership	$48,162	$47,985	$(608)	$4,932	$(21,176)

Per Share Data:
General partners’ interest in net income (loss) attributable to unitholders	$47,680	$47,505	$(602)	$4,883	$(20,964)
Limited partners’ interest in net income (loss) attributable to unitholders	482	480	(6)	49	(212)
General partners’ net income (loss) per unit	0.27	0.34	(0.01)	0.07	(0.31)
Limited partners’ net income (loss) per unit	0.27	0.34	(0.01)	0.07	(0.31)
Distributions paid	135,443	86,679	48,666	48,666	48,666
General partners’ distributions paid per unit	0.76	0.62	0.70	0.70	0.70
Limited partners’ distributions paid per unit	$0.76	$0.62	$0.70	$0.70	$0.70

General partners’ weighted average units outstanding	177,180	139,394	68,677	68,677	68,677
Limited partners’ weighted average units outstanding	1,790	1,408	694	694	694

	As of December 31,
	2019	2018	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$234,303	$208,078	$48,873
Total assets	4,170,683	2,532,428	2,394,897
Total debt	1,869,376	1,510,721	1,901,090
General partners’ capital	1,828,673	712,078	184,240
Limited partners’ capital	18,471	7,192	1,860
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
Management’s Overview
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2019, we operated a global network of 178 temperature-controlled warehouses encompassing over one billion cubic feet, with 160 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. We view and manage our business through three primary business segments: warehouse, third–party managed and transportation. We also own and operate a limestone quarry through a separate business segment.
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
Cost of operations for our warehouse segment consists of power, other facilities costs, labor, and other costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the type of freezing required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under real property operating leases, where applicable, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers. Additionally, in connection with the Cloverleaf Acquisition, we acquired trucks and employees that support certain customers within the Cloverleaf network.
Other. In addition to our primary business segments, we own and operate a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consists primarily of labor, equipment, fuel and explosives. We have referred to this segment as Quarry within our Management’s Discussion and Analysis.
Other Consolidated Operating Expenses. We also incur depreciation, depletion and amortization expenses, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other expenses.
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
Our corporate-level selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, business development, account management, marketing, engineering, supply-chain solutions, human resources and information technology personnel, as well as expenses related to equity incentive plans, communications and data processing, travel, professional fees and public company costs, bad debt, training, office equipment and supplies. Trends in corporate-level selling, general and administrative expenses are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, and variability in costs associated with pension obligations. To position ourselves to meet the challenges of the current business environment, we have implemented a shared services support structure to better manage costs and enhance the efficiency of our operations.
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

•	Litigation costs incurred in order to defend the Company from litigation charges outside of the normal course of business and related settlement costs.

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

•
Terminated site operations costs represent expenses incurred to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our consolidated statement of operations.

Key Factors Affecting Our Business and Financial Results
Acquisitions
On February 1, 2019, we completed the PortFresh Acquisition for a purchase price of approximately $35.9 million, utilizing available cash on hand. PortFresh consisted of one facility operating near the port of Savannah, Georgia and adjacent land upon which we have begun to construct a newly developed facility. Since the date of acquisition, we have reported the results of the acquired facility within our Warehouse segment.
On May 1, 2019, we completed the Cloverleaf Acquisition for a purchase price of approximately $1.24 billion, utilizing the $1.21 billion net proceeds from our April 2019 follow-on offering and cash drawn from our senior unsecured revolving credit facility. Cloverleaf was the fifth largest temperature-controlled warehousing provider in the United States, based in Sioux City, Iowa that consisted of 22 facilities in nine states. Cloverleaf also generates income through a small component of transportation operations. Since the date of acquisition, we have reported the results of 21 facilities within our warehouse segment, the results of one facility within our third-party managed segment and the results of Cloverleaf’s transportation operations within our transportation segment.
Also, on May 1, 2019, we completed the Lanier Acquisition for approximately $81.9 million utilizing cash drawn from our senior unsecured revolving credit facility. Lanier consisted of two temperature-controlled storage facilities in Georgia serving the poultry industry. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On November 19, 2019, we completed the MHW Acquisition for a purchase price of approximately $50.1 million, net of cash received. MHW consisted of two temperature-controlled storage facilities, one located in

Chambersburg, Pennsylvania and another in Perryville, Maryland. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
Our results of operations for the year ended December 31, 2019 includes the one month and partial period of November for the activity of the MHW Acquisition, eight months of activity for the Cloverleaf Acquisition and Lanier Acquisition, and eleven months of activity for the PortFresh Acquisition. Refer to Notes 2 and 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
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

Foreign Currency	Foreign exchange rates as of December 31, 2019	Average foreign exchange rates used to translate actual operating results for the year ended December 31, 2019	Foreign exchange rates as of December 31, 2018	Prior period average foreign exchange rate used to adjust actual operating results for the year ended December 31, 2019(1)
Australian dollar	0.703	0.695	0.705	0.747
New Zealand dollar	0.675	0.659	0.671	0.692
Argentine peso	0.017	0.021	0.037	0.036
Canadian dollar	0.772	0.754	0.733	0.772

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
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements and the exit of the China JV(see Note 4 to the Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding the China JV). Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer
For the years ended December 31, 2019, 2018, and 2017 one customer accounted for more than 10% of our total revenues, with revenues received of $211.1 million, $212.8 million and $198.6 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $195.4 million ,$196.3 million, and $183.1 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2019, 2018 and 2017, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Economic Occupancy of our Warehouses
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account the actual pallet commitment specified in each customers’ contract, and subtracting the physical pallet positions. We regard economic occupancy as an important driver of our financial results. Historically, providers of temperature-controlled warehouse space have offered storage services to customers on an as-utilized, on-demand basis. We actively seek to enter into contracts that implement our commercial business rules which contemplate, among other things, fixed storage commitments in connection with establishing new customer relationships. Additionally, we actively seek opportunities to transition our current customers to contracts that feature a fixed storage commitment when renewing existing agreements or upon the change in the anticipated profile of our customer. This strategy mitigates the impact of changes in physical occupancy throughout the course of the year due to seasonality, as well as other factors that can impact physical occupancy.
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
We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other expenses). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
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
We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges and corporate-level selling, general and administrative expenses, corporate-level acquisition, litigation and other expenses and gain or loss on sale of real estate). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses for the year ended December 31, 2019. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of the sites that were exited during the year ended December 31, 2019, as described in footnote 2 following the table.

Total Warehouses	178
Same Store Warehouses (1)	136
Non-Same Store Warehouses (1)	31
Third-Party Managed Warehouses (2)	11

(1) During 2019, we acquired one facility in connection with the PortFresh Acquisition, two facilities in connection with the Lanier Acquisition, 21 facilities in connection with the Cloverleaf Acquisition and two facilities in connection with the MHW Acquisition, all of which were added to the non-same store population. During 2019, one facility was moved from the non-same store population to the same store population as a result of achieving normalized operations following an event in 2015 that resulted in an extended period of business interruption. One of our Australia campus locations was moved from the same store population to the non-same store population as we exited a leased facility and transitioned the business to the remaining owned facilities within its campus, and one leased warehouse was fully exited during the third quarter of 2019 resulting in a decrease to our warehouse count. Finally, the only remaining idle facility in our portfolio within the non-same store population was sold during 2019.
(2) During 2019, we exited a third-party managed warehouse, which was operated under a joint venture agreement, upon termination of the agreement and return of our capital investment. Additionally, we exited the operations of one facility in the third-party managed segment for which the operating agreement was not renewed. Finally, in connection with the

Cloverleaf Acquisition, one facility was added to the third-party managed segment as a result of meeting the definition of this segment.
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
Presentation
A detailed discussion of the 2019 year-over-year changes can be found below and a detailed discussion of the 2018 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the SEC on February 26, 2019.
Additionally, we have reported a new financial statement line referred to as “Acquisition, litigation and other” within our Statements of Operations due to the various material charges incurred in the current period, and accordingly have reclassified certain costs from “Selling, general and administrative” in the comparable prior periods to conform with the new presentation. This reclassification did not result in an impact to our previously reported operating income. This caption represents certain costs that are highly variable from period to period and greater detail of these can be found in Note 8 of the Consolidated Financial Statements within this Annual Report on Form 10-K, including amounts pertaining to the comparable prior periods.

Results of Operations
The results of operations discussion is combined for Americold Realty Trust and our Operating Partnership because there are no material differences in the results of operations between the two reporting entities.
Comparison of Results for the Years Ended December 31, 2019 and 2018
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2019 and 2018.

	Year ended December 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$582,509	$589,402	$514,755	13.2%	14.5%
Warehouse services	794,708	806,792	662,157	20.0%	21.8%
Total warehouse segment revenue	1,377,217	1,396,194	1,176,912	17.0%	18.6%

Power	82,380	83,626	72,332	13.9%	15.6%
Other facilities costs (2)	113,551	115,226	104,618	8.5%	10.1%
Labor	614,049	624,363	526,080	16.7%	18.7%
Other services costs (3)	119,646	120,951	99,348	20.4%	21.7%
Total warehouse segment cost of operations	929,626	944,166	802,378	15.9%	17.7%
Warehouse segment contribution (NOI)	$447,591	$452,028	$374,534	19.5%	20.7%

Warehouse rent and storage contribution (NOI) (4)	$386,578	$390,550	$337,805	14.4%	15.6%
Warehouse services contribution (NOI) (5)	$61,013	$61,478	$36,729	66.1%	67.4%

Total warehouse segment margin	32.5%	32.4%	31.8%	68 bps	55 bps
Rent and storage margin(6)	66.4%	66.3%	65.6%	74 bps	64 bps
Warehouse services margin(7)	7.7%	7.6%	5.5%	213 bps	207 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $12.3 million and $13.9 million for the year ended December 31, 2019 and 2018, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $12.0 million and $13.8 million for the year ended December 31, 2019 and 2018, respectively.

(4)	Calculated as rent and storage revenue less power and other facilities costs.

(5)	Calculated as warehouse services revenue less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenue.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenue.
Warehouse segment revenue was $1.38 billion for the year ended December 31, 2019, an increase of $200.3 million, or 17.0%, compared to $1.18 billion for the year ended December 31, 2018. On a constant currency basis, our warehouse segment revenue was $1.40 billion for the year ended December 31, 2019, an increase of $219.3 million, or 18.6%, compared to the prior year. Approximately $168.6 million of the increase, on an actual basis, was driven by the additional 26 facilities in the warehouse segment we acquired in the Cloverleaf, Lanier, MHW and PortFresh acquisitions in 2019. The remaining increase was primarily due to a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, the incremental revenue from our expansion of the Rochelle, Illinois facility and opening of the build-to-suit facility in Middleboro, Massachusetts at the end of the third quarter 2018. The foreign currency translation of revenue received by our foreign operations had an $19.0 million unfavorable impact during the year ended December 31, 2019, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and to a lesser extent the strengthening of the U.S. dollar over the Argentine peso.
Warehouse segment cost of operations was $929.6 million for the year ended December 31, 2019, an increase of $127.2 million, or 15.9%, compared to $802.4 million for the year ended December 31, 2018. On a constant currency basis, our warehouse segment cost of operations was $944.2 million for the year ended December 31, 2019, an increase of $141.8 million, or 17.7%, compared to the prior year. Approximately $111.3 million of the increase, on an actual basis, was driven by the additional 26 facilities in the warehouse segment discussed above. Additionally, during 2019 our cost of operations was negatively impacted by higher health care insurance expenses and start up costs associated with our expansion of the Rochelle facility. Health care insurance expense, which can vary significantly from period to period, is reflected as a component of labor within the warehouse segment cost of operations table above. The $6.6 million increase from the prior year, which excludes the amount pertaining to acquired facilities in 2019, was driven by the volume and severity of individual large claims as compared to the prior year. Despite the impact of the health care insurance expense increase, we continue to see positive impact from our ongoing efforts to enhance productivity. The foreign currency translation of expenses incurred by our foreign operations had a $14.5 million favorable impact during the year ended December 31, 2019.
Warehouse segment contribution (NOI) was $447.6 million for the year ended December 31, 2019, an increase of $73.1 million, or 19.5%, compared to $374.5 million for the year ended December 31, 2018. On a constant currency basis, warehouse segment contribution was $452.0 million for the year ended December 31, 2019, an increase of $77.5 million, or 20.7%, compared to the prior year. The foreign currency translation of our results of operations had a $4.4 million unfavorable impact to the warehouse segment contribution period-over-period. The increase is driven by the previously mentioned reasons including the additional 26 facilities in the warehouse segment. The remainder of the increase was driven by transitioning to a more favorable customer mix, improvements in our commercial terms, and the leveraging of our fixed expenses, which allowed us to generate higher contribution margins and the contribution from the opening of the Middleboro facility. The increases were partially offset by the negative impacts of higher health care insurance expenses, the start up costs associated with our Rochelle facility and the currency translation impact of the strengthening of the U.S. dollar.
Same Store Analysis
We had 136 same stores for the years ended December 31, 2019 and 2018. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2019 and December 31, 2018. Amounts related to the Cloverleaf, Lanier, MHW and PortFresh acquisitions are reflected within non-same store results.

The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2019 and 2018.

	Year ended December 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of same store sites	136		136	n/a	n/a
Same store revenue:	(Dollars in thousands)
Rent and storage	$499,151	$505,811	$495,130	0.8%	2.2%
Warehouse services	668,673	680,640	650,806	2.7%	4.6%
Total same store revenue	1,167,824	1,186,451	1,145,936	1.9%	3.5%
Same store cost of operations:
Power	67,537	68,760	69,844	(3.3)%	(1.6)%
Other facilities costs	97,158	98,684	97,018	0.1%	1.7%
Labor	527,687	537,894	516,052	2.3%	4.2%
Other services costs	94,870	96,125	96,834	(2.0)%	(0.7)%
Total same store cost of operations	$787,252	$801,463	$779,748	1.0%	2.8%

Same store contribution (NOI)	$380,572	$384,988	$366,188	3.9%	5.1%
Same store rent and storage contribution (NOI)(2)	$334,456	$338,367	$328,268	1.9%	3.1%
Same store services contribution (NOI)(3)	$46,116	$46,621	$37,920	21.6%	22.9%

Total same store margin	32.6%	32.4%	32.0%	63 bps	49 bps
Same store rent and storage margin(4)	67.0%	66.9%	66.3%	71 bps	60 bps
Same store services margin(5)	6.9%	6.8%	5.8%	107 bps	102 bps

	Year ended December 31,				Change
	2019 actual	2019 constant currency(1)		2018 actual	Actual	Constant currency
Number of non-same store sites	31			8	n/a	n/a
Non-same store revenue:	(Dollars in thousands)
Rent and storage	$83,358	$83,591		$19,625	n/r	n/r
Warehouse services	126,035	126,152		11,351	n/r	n/r
Total non-same store revenue	209,393	209,743		30,976	n/r	n/r
Non-same store cost of operations:
Power	14,843	14,866		2,488	n/r	n/r
Other facilities costs	16,393	16,542		7,600	n/r	n/r
Labor	86,362	86,469	1	10,028	n/r	n/r
Other services costs	24,776	24,826		2,514	n/r	n/r
Total non-same store cost of operations	$142,374	$142,703		$22,630	n/r	n/r

Non-same store contribution (NOI)	$67,019	$67,040		$8,346	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$52,122	$52,183		$9,537	n/r	n/r
Non-same store services contribution (NOI)(3)	$14,897	$14,857		$(1,191)	n/r	n/r

Total non-same store margin	32.0%	32.0%		26.9%	n/r	n/r
Non-same store rent and storage margin(4)	62.5%	62.4%		48.6%	n/r	n/r
Non-same store services margin(5)	11.8%	11.8%		(10.5)%	n/r	n/r

Total warehouse segment revenue	$1,377,217	$1,396,194	$1,176,912	17.0%	18.6%
Total warehouse cost of operations	$929,626	$944,166	$802,378	15.9%	17.7%
Total warehouse segment contribution	$447,591	$452,028	$374,534	19.5%	20.7%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as rent and storage contribution (NOI) divided by rent and storage revenue.

(5)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenue.
n/r - not relevant
The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
Units in thousands except per pallet and site number data - unaudited	2019	2018
Number of same store sites	136	136	n/a
Same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	2,414	2,447	(1.4)%
Economic occupancy percentage	79.5%	80.3%	-76 bps
Same store rent and storage revenue per economic occupied pallet	$206.81	$202.30	2.2%
Constant currency same store rent and storage revenue per economic occupied pallet	$209.57	$202.30	3.6%

Physical occupancy(2)
Average physical occupied pallets	2,284	2,347	(2.6)%
Average physical pallet positions	3,034	3,048	(0.4)%
Physical occupancy percentage	75.3%	77.0%	-171 bps
Same store rent and storage revenue per physical occupied pallet	$218.50	$211.01	3.5%
Constant currency same store rent and storage revenue per physical occupied pallet	$221.42	$211.01	4.9%

Same store warehouse services:
Throughput pallets (in thousands)	26,149	26,422	(1.0)%
Same store warehouse services revenue per throughput pallet	$25.57	$24.63	3.8%
Constant currency same store warehouse services revenue per throughput pallet	$26.03	$24.63	5.7%

Number of non-same store sites	31	8	n/a
Non-same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	452	117	n/r
Economic occupancy percentage	79.3%	80.7%	n/r

Physical occupancy(2)
Average physical occupied pallets	444	112	n/r
Average physical pallet positions	570	145	n/r
Physical occupancy percentage	77.9%	76.9%

Non-same store warehouse services:
Throughput pallets (in thousands)	3,941	523	n/r

(1)
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitment specified in each customers’ contract, and subtracting the physical pallet positions.

(2)
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

Economic occupancy at our same stores was 79.5% for the year ended December 31, 2019, a decrease of 76 basis points compared to 80.3% for the year ended December 31, 2018. This change was the result of lower average physical occupancy, partially driven by the continued efforts to improve our commercial terms within our customers’ contracts through fixed commitments which limits our ability to resell physically unoccupied space to other customers not subject to fixed commitments. Our economic occupancy at our same stores for the year ended December 31, 2019 was 426 basis points higher than our corresponding average physical occupancy of 75.3%. The decrease of 171 basis points in average physical occupancy compared to 77.0% for the year ended December 31, 2018 was driven by the timing and size of harvest, our customers production plans and our focus to optimize our warehouse network as previously discussed. The decrease was also partially due to normal course movement by our smaller market customers.
Despite the reduction in average occupied pallets, same store rent and storage revenues per occupied pallet increased 3.5% compared to the prior year, primarily driven by a more favorable customer mix, net new business, improvements in our commercial terms and contractual rate escalations. On a constant currency basis, the increase in our same store rent and storage revenue per occupied pallet was 4.9% compared to the prior year largely driven by the strengthening of the U.S. dollar against the Australian dollar and to a lesser extent the strengthening of the U.S. dollar against the Argentine peso.
Throughput pallets at our same stores were 26.1 million pallets for the year ended December 31, 2019, a decrease of 1.0% from 26.4 million pallets for the year ended December 31, 2018. This decrease was primarily attributable to a shift in the inbound/outbound profile of certain domestic customers from higher inventory turn customers to lower inventory turn customers with more profitable volumes. Same store warehouse services revenue per throughput pallet increased 3.8% compared to the prior year primarily as a result of contractual rate escalations, favorable business mix and an increase in higher-priced, value-added warehouse services such as repackaging, blast freezing, and case-picking. On a constant currency basis, our same store services revenue per throughput pallet increased 5.7% compared to the prior year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2019 and 2018.

	Year ended December 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
Number of managed sites	11		12
	(Dollars in thousands)
Third-party managed revenue	$252,939	$254,489	$259,034	(2.4)%	(1.8)%
Third-party managed cost of operations	241,178	242,494	244,274	(1.3)%	(0.7)%
Third-party managed segment contribution	$11,761	$11,995	$14,760	(20.3)%	(18.7)%

Third-party managed margin	4.6%	4.7%	5.7%	-105 bps	-98 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenue was $252.9 million for the year ended December 31, 2019, a decrease of $6.1 million, or 2.4%, compared to $259.0 million for the year ended December 31, 2018. On a constant currency basis, third-party managed revenue was $254.5 million for the year ended December 31, 2019, a decrease of $4.5 million, or 1.8%, compared to the prior year. The decrease is primarily due to lower business volume from our largest domestic third-party managed customer, paired with the loss of revenue from a managed site for which the contract expired and was not renewed during the first quarter of 2019 and a managed site exited during the third quarter of 2019. The decreases were partially offset by the addition of one managed site in connection with the Cloverleaf Acquisition and higher business volume from our Australia managed operations.
Third-party managed cost of operations was $241.2 million for the year ended December 31, 2019, a decrease of $3.1 million, or 1.3%, compared to $244.3 million for the year ended December 31, 2018. On a constant currency basis, third-party managed cost of operations was $242.5 million for the year ended December 31, 2019, a decrease of $1.8 million, or 0.7%, compared to the prior year. The decrease was as a result of lower business volume, the expired contract and exited managed sites. This decrease was partially offset by the costs associated with the third-party managed site purchased as part of the Cloverleaf Acquisition, as described above.
Third-party managed segment contribution (NOI) was $11.8 million for the year ended December 31, 2019, a decrease of $3.0 million, or 20.3%, compared to $14.8 million for the year ended December 31, 2018. On a constant currency basis, third-party managed segment contribution (NOI) was $12.0 million for the year ended December 31, 2019, a decrease of $2.8 million, or 18.7%, compared to the prior year. Decreased margins in this segment were primarily driven by lower volume with our largest domestic customer.
Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2019 and 2018.

	Year ended December 31,			Change
	2019 actual	2019 constant currency(1)	2018 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenue	$144,844	$149,464	$158,790	(8.8)%	(5.9)%

Brokered transportation	104,393	107,876	117,639	(11.3)%	(8.3)%
Other cost of operations	22,384	22,939	25,416	(11.9)%	(9.7)%
Total transportation cost of operations	126,777	130,815	143,055	(11.4)%	(8.6)%
Transportation segment contribution (NOI)	$18,067	$18,649	$15,735	14.8%	18.5%

Transportation margin	12.5%	12.5%	9.9%	256 bps	257 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings. Transportation revenue was $144.8 million for the year ended December 31, 2019, a decrease of $13.9 million, or 8.8%, compared to $158.8 million for the year ended December 31, 2018. On a constant currency basis, transportation revenue was $149.5 million for the year ended December 31, 2019, a decrease of $9.3 million, or 5.9%, compared to the prior year. The decrease was primarily due to the exit of certain low-margin international and domestic transportation business and the unfavorable impact of foreign currency translation from our international operations. The decrease is partially offset by the revenue associated with transportation operations from the Cloverleaf Acquisition, which contributed $8.4 million.

Transportation cost of operations was $126.8 million for the year ended December 31, 2019, a decrease of $16.3 million, or 11.4%, compared to $143.1 million for the year ended December 31, 2018. On a constant currency basis, transportation cost of operations was $130.8 million for the year ended December 31, 2018, a decrease of $12.2 million, or 8.6%, compared to the prior year. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $18.1 million for the year ended December 31, 2019, an increase of $2.3 million, or 14.8%, compared to $15.7 million for the year ended December 31, 2018. Transportation segment margin increased 256 basis points from the prior year, to 12.5% from 9.9%. On a constant currency basis, transportation segment contribution was $18.6 million for the year ended December 31, 2019, an increase of $2.9 million, or 18.5%, compared to the prior year. The overall increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. The impact of operations from the Cloverleaf Acquisition was nominal for the year ended 2019.
Quarry Segment
The following table presents the operating results of our quarry segment for the years ended December 31, 2019 and 2018.

	Year ended December 31,		Change
	2019	2018
	(Dollars in thousands)
Quarry revenue	$8,705	$8,899	(2.2)%
Quarry cost of operations	7,867	8,279	(5.0)%
Quarry segment contribution (NOI)	$838	$620	35.2%

Quarry margin	9.6%	7.0%	260 bps
Quarry revenue was $8.7 million for the year ended December 31, 2019, a decrease of $0.2 million, or 2.2%, compared to $8.9 million for the year ended December 31, 2018. Lower revenue in our quarry operations was attributable to lower demand from our construction and industrial customers. Demand from these customers was higher in 2018 due to inclement weather driving the demand for roofing materials containing limestone.
Quarry cost of operations was $7.9 million for the year ended December 31, 2019, a decrease of $0.4 million, or 5.0%, compared to $8.3 million for the year ended December 31, 2018. During the year ended December 31, 2018, the quarry recognized workers’ compensation expense of approximately $0.5 million related to a current realized claim, with no such cost incurred in 2019. After excluding the prior year impact of this charge, quarry costs of operations were relatively flat compared to the prior year.
Quarry segment contribution (NOI) was $0.8 million for the year ended December 31, 2019, as compared to $0.6 million for the year ended December 31, 2018, largely driven by the factors described above.

Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $163.3 million for the year ended December 31, 2019, an increase of $45.7 million, or 38.8%, compared to $117.7 million for the year ended December 31, 2018. This increase was primarily due to the Cloverleaf, Lanier, MHW and PortFresh acquisitions in 2019, as well as the Rochelle expansion facility being placed into service in 2019 and the Middleboro facility placed into service during the third quarter of 2018.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $129.3 million for the year ended December 31, 2019, an increase of $18.5 million, or 16.7%, compared to $110.8 million for the year ended December 31, 2018. Included in these amounts are business development expenses attributable to our customer onboarding, engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 14% of corporate-level selling, general and administrative expenses for 2019 and 2018. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase in corporate-level selling, general and administrative expenses compared to the prior year was partially due to the Cloverleaf Acquisition. The increase was also due to higher share-based compensation expense we incurred for certain equity incentive awards to certain employees and non-employee directors. Overall, share-based compensation expense increased $4.3 million compared to the prior year. The increase was also driven by higher payroll and benefits and higher professional fees we incurred in preparation for our first external assessment of internal control over financial reporting. For the years ended December 31, 2019 and 2018, corporate-level selling, general and administrative expenses were 7.2% and 6.9%, respectively, of total revenues.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $40.6 million for the year ended December 31, 2019, an increase of $36.7 million compared to $3.9 million for the year ended December 31, 2018. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational realignment, non-offering related equity issuance expenses, non-recurring public company implementation costs and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. During the year ended December 31, 2019, we incurred $10.0 million in investment advisory fees related to the Cloverleaf and Lanier acquisitions. Other professional fees, integration costs and employee retention expenses incurred in connection with completed and potential acquisitions totaled $14.3 million for the year ended December 31, 2019. In addition, we incurred $4.3 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees and $5.4 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and organizational realignment of our international operations. We also incurred $4.6 million of legal settlement and related litigation professional fees and $1.4 million of costs in connection with the secondary offering of common shares on behalf of our previously significant shareholders in March 2019, for which we received no proceeds. These increases are partially offset by the following costs incurred during 2018: $2.0 million related to the modification of certain terms governing equity awards issued under the 2010 Equity Incentive Plan, $1.8 million for the non-offering related equity issuance expenses incurred in connection with the IPO and September 2018 follow-on offering, $1.2 million of non-recurring public company implementation costs and $0.7 million of acquisition related costs. Additionally, during the third quarter of 2017, we recorded a charge of $2.1 million representing expense to repair a leased facility to restore the site to its original condition prior to the lease expiration. This charge was subsequently reversed during the fourth quarter of 2018, when the Company was released from this liability by the landlord.

Impairment of long-lived assets. For the years ended December 31, 2019 and 2018, we recorded impairment charges of $13.5 million and $0.7 million, respectively. During the first quarter of 2019, management and our Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which includes the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of 75% of the current warehouse, which was unused. We expect the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, we recorded an impairment charge of $9.6 million. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. Each of these impaired assets previously mentioned related to the Warehouse segment. As previously discussed, during the second quarter of 2019, management determined that certain international transportation related assets were going to be idled and we recorded an impairment charge of $0.9 million as a result. These impaired assets related to the transportation segment. Finally, the impairment charge recorded during 2018 related to the planned disposal of an idle facility within the Warehouse segment, which was subsequently sold during 2019.
Other Expense
The following table presents other items of income and expense for the years ended December 31, 2019 and 2018.

	Year ended December 31,		Change
	2019	2018	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(94,408)	$(93,312)	1.2%
Interest income	6,286	3,996	57.3%
Bridge loan commitment fees	(2,665)	—	100.0%
Loss on debt extinguishment, modifications and termination of derivative instruments	—	(47,559)	(100.0)%
Foreign currency exchange gain, net	10	2,882	(99.7)%
Other expense - net	(1,870)	(532)	251.5%
Loss from partially owned entities	(111)	(1,069)	(89.6)%
Gain from sale of partially owned entities	4,297	—	100.0%
Interest expense. Interest expense was $94.4 million for the year ended December 31, 2019, an increase of $1.1 million, or 1.2%, compared to $93.3 million for the year ended December 31, 2018. Overall, interest expense increased slightly, which was due to the interest expense incurred in connection with the $350.0 million aggregate principal amount of Series C senior unsecured notes issued in May 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions, offset by the effect of lower interest rates attained in multiple debt refinancing transactions during the fourth quarter of 2018. While our average outstanding principal has increased from the comparable prior period, on average, the effective interest rate of our outstanding debt has decreased from 5.35% for the year ended December 31, 2018 to 4.79% for the year ended December 31, 2019.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.7 million for the year ended December 31, 2019. We obtained a bridge loan commitment to support the Cloverleaf Acquisition. The bridge loan facility ultimately did not need to be funded, and accordingly, we expensed the lender commitment and loan fee.
Interest income. Interest income of $6.3 million for the year ended December 31, 2019 was 57.3% higher when compared to $4.0 million for the year ended December 31, 2018. This change was primarily driven by the increase in interest income associated with the increase in net cash provided by our initial and follow-on offerings which was deposited into interest bearing cash equivalent accounts. The increase in interest income is driven by a higher average cash balance period-over-period, paired with a higher interest rate of 2.3% earned during the year ended December 31, 2019 as compared to 1.9% during the year ended December 31, 2018.
Loss on debt extinguishment, modifications and termination of derivative instruments. In 2018, we recognized an aggregate $47.6 million loss on debt extinguishment and modifications charge. This was comprised of a write-off of unamortized debt issuance costs in connection with the refinancing of our pre-IPO Senior Secured Credit Facilities in connection with the IPO for $21.4 million, the defeasance of our 2010 CMBS debt for $18.5 million and write-off of related unamortized debt issuance costs of $3.4 million, the write-off of unamortized debt issuance costs in connection with the prepayment of our ANZ Loans for $2.2 million, and the recognition of the remaining unamortized Accumulated other comprehensive loss resulting from the interest rate swaps terminated in connection with the prepayment of our ANZ Loans for $1.8 million. No such costs were incurred during the year ended December 31, 2019.
Foreign currency exchange gain (loss), net. We reported nominal foreign currency exchange gain for the year ended December 31, 2019 compared to a $2.9 million gain for the year ended December 31, 2018. The monthly re-measurement of an intercompany loan denominated in Australian dollars, issued from our Australian subsidiary to one of our U.S. corporate subsidiaries, resulted in a foreign currency exchange gain in the year ended December 31, 2018, as the U.S. dollar strengthened against the Australian dollar as compared to the year ended December 31, 2017. This intercompany loan was refinanced in December 2018, and the Company entered into a cross-currency swap, eliminating foreign currency exchange gain (loss) on the intercompany loan in future periods. The resulting foreign currency exchange gain for the year ended December 31, 2019 stems from other immaterial foreign currency denominated transactions.
Loss from partially owned entities. We reported a loss of $0.1 million for the year ended December 31, 2019 compared to a loss of $1.1 million for the year ended December 31, 2018. This decrease is due to the sale of our interest in the China JV during the third quarter of 2019.
Gain from sale of partially owned entities. During the year ended December 31, 2019, we sold our interest in the China JV which resulted in the $4.3 million gain.
Income Tax Benefit (Expense)
Income tax benefit for the year ended December 31, 2019 was $5.2 million, which represented an increase of $1.6 million, from an income tax benefit of $3.6 million for the year ended December 31, 2018. The deferred tax benefit increased by $7.5 million, primarily due to the reduction of a valuation allowance for $9.6 million to benefit deferred tax liabilities recorded for certain acquisitions in 2019 as a source of income against existing deferred tax assets that have been subject to valuation allowance. The benefit was reduced primarily for losses at our TRS that remain subject to valuation allowance. Current tax expense in 2019 increased by $6.0 million, primarily because we recognized a one-time Alternative Minimum Tax benefit of $3.8 million in 2018. The remainder represents foreign taxes for the increase in 2019 of pre-tax book income generated by our Australia and New Zealand operations.

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

On August 26, 2019, our Parent Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through the ATM Equity Program. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the ATM Equity Program for general corporate purposes, which may include funding acquisitions, development and expansion projects and repayment of outstanding indebtedness. There were no common shares sold under the ATM Equity Program during 2019.
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
As a result of this distribution requirement, our Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. Our Parent Company may need to continue to raise capital in the debt and equity markets to fund our Operating Partnership’s working capital needs, as well as potential developments at new or existing properties, acquisitions or investments in newly created joint ventures. In addition, our Parent Company may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our Parent Company’s REIT status.
Our Parent Company declared the following dividends on its common and Series B preferred shares during the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

2019 (Common Shares)
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December (a)		—	(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	$0.2000	30,235	30,235
March (b)		—	(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	$0.2000	38,764	38,764
June (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.2000	38,795	38,795
October (d)		—	(170)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2020)	$0.200	38,796	—
		$146,590	$135,443

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

(b)	Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

(c)	Declared in June and included in the $38.8 million declared, see description to the right regarding timing of payment.

(d)	Declared in September and included in the $38.8 million declared, see description to the right regarding timing of payment.

2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	$0.1396	20,145	—	20,145
March (c)		—	—	(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	—	20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	$0.1875	27,250	—	27,250	—
June (d)		—	—	(118)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	—	28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.1875	28,072	—	28,072
October(e)		—	—	(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	—	28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January 2019	$0.1875	28,218	—	—	—
		$104,976		$76,523

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

(d)	Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.

(e)	Declared in September and included in the $28.1 million declared, see description to the right regarding timing of payment.

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•	current cash balances;

•	cash flows from operations;

•	our 2018 forward sale agreement;

•	borrowings under our 2018 Senior Unsecured Credit Facilities;

•	our ATM Equity Program; and

•	other forms of debt financings and equity offerings.
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
Our bad debt expense was $1.8 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we maintained bad debt allowances of approximately $6.9 million, which we believed to be adequate.

Distributions
All distributions on our units are at the discretion of our Parent Company’s board of trustees. In 2019 and 2018, our Operating Partnership declared and paid the following distributions (in thousands):

2019
Month Declared/Paid	Distributions Declared	Distributions Paid
(In thousands)
December (2018)/January	$—	$28,098
March/April	30,235	30,108
June/July	38,764	38,605
September/October	38,795	38,632
December/January (2020)	38,796	—
	$146,590	$135,443

2018
Month Declared/Paid	Distributions Declared	Distributions Paid
	(In thousands)
January (a)	$3,242	$3,242
March/April	20,145	20,086
June/July	27,250	27,160
September/October	28,072	27,986
December/January (2019)	28,218	—
	$106,927	$78,474

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

Outstanding and Available Indebtedness
The following table presents our outstanding and available indebtedness as of December 31, 2019 and 2018.

			Effective interest rate (2) as of December 31, 2019
	Stated maturity date	Contractual interest rate (1)		Outstanding principal amount at
Indebtedness				December 31, 2019	December 31, 2018
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$181,443	$187,957
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				283,443	289,957

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	200,000
Series B notes	1/2029	4.86%	4.92%	400,000	400,000
Series C notes	1/2030	4.10%	4.15%	350,000	—
Total Senior Unsecured Notes				950,000	600,000

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.00%	3.14%	475,000	475,000

Total principal amount of indebtedness				1,708,443	1,364,957
Less deferred financing costs				(12,996)	(13,943)
Total indebtedness, net of unamortized deferred financing costs				$1,695,447	$1,351,014

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+0.90%	0.36%	$—	$—

(1)	References in this table to L are references to one-month LIBOR.

(2)
The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 4.57% and 5.04% as of December 31, 2019 and 2018, respectively.

2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. The unamortized balance of Term Loan A debt issuance costs are included in “Mortgage notes, senior unsecured notes and term loan” on the accompanying Consolidated Balance Sheets. As of December 31, 2019, $2.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Consolidated Balance Sheet.
On September 24, 2019, we reduced our interest rate margins from 1.45% to 1.00% and decreased the fee on unused borrowing capacity to a flat 20 basis points regardless of the percentage of total commitment used. The

Company received a favorable credit rating during the third quarter of 2019. This rating, when combined with existing ratings, allowed the Company to transition to a favorable ratings-based pricing grid.
Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which will allow us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding, our Senior Unsecured Notes balance outstanding, $800 million in revolving credit commitments, and the value of certain owned assets and ground leased assets. At December 31, 2019, the gross value of our assets included in the calculations under our 2018 Senior Unsecured Revolving Credit Facility, was in excess of $4.3 billion, and had an effective borrowing base collateral value (after concentration limits and advance rates as calculated under the anticipated terms of our 2018 Senior Unsecured Revolving Credit Facility) in excess of $2.6 billion.
The 2018 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $1.1 billion plus 70% of any future net equity proceeds following the completion of the IPO transactions;

•	a maximum recourse secured debt ratio of less than or equal to 15% of our total asset value; and

•	a maximum secured debt ratio of less than or equal to 40% of total asset value.
Our 2018 Senior Unsecured Credit Facility is fully recourse to our Operating Partnership. As of December 31, 2019, we were in compliance with all debt covenants.
Series A, B and C Senior Unsecured Notes
On November 6, 2018, we priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), collectively referred to as the debt private placement. The transaction closed on December 4, 2018. Interest is paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The notes are our general unsecured senior obligations and are guaranteed by us and our subsidiaries. We applied a portion of the proceeds of the debt private placement to complete the defeasance of the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART, or the 2010 Mortgage Loans. We applied the remaining proceeds to the Australian term loan and the New Zealand term loan, or the ANZ Loans.
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

The Series A, Series B and Series C senior notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.
If a change in control occurs for us, we must issue an offer to prepay the remaining portion of the debt to the lenders. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest.
The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, we are required to maintain at all times a credit rating for each series of notes from a nationally recognized statistical rating organization. The Senior Unsecured Notes agreement includes the following financial covenants:

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
As of December 31, 2019, we were in compliance with all debt covenants.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.2 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2019 was 1.76x. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.

Debt Covenants
Our 2018 Senior Unsecured Credit Facility, the Senior Unsecured Notes, and 2013 Mortgage Loans require financial statements reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and our ability to enter into certain types of transactions or exposures in the normal course of business. As of December 31, 2019, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
During 2018, we completed multiple refinancing and extinguishment of debt transactions resulting in an aggregate amount of $47.6 million each of which was recorded to “Loss on debt extinguishment, modifications and termination of derivative instruments”. During the first quarter of 2018, simultaneous with the IPO, we closed on a Senior Secured Term Loan A and repaid the Term Loan B. Shortly thereafter, we amended the facility by repaying a portion of the Term Loan A and increasing the capacity on the revolving credit facility. The total amount recorded to Loss on debt extinguishment, modifications and termination of derivative instruments as a result of these transactions totaled $21.4 million, representing the write-off of unamortized deferred financing costs and debt discount from Term Loan B. During the fourth quarter of 2018, the 2010 Mortgage Loans were extinguished. This resulted in an $18.5 million defeasance fee, as well as a $3.4 million write-off of unamortized deferred financing costs recorded to Loss on debt extinguishment, modifications and termination of derivative instruments. Additionally, during the fourth quarter of 2018, the ANZ Loans were fully prepaid, which resulted in a write-off of $2.2 million in unamortized deferred financing costs and $1.8 million charge for termination of the related interest rate swaps, both recorded to Loss on debt extinguishment, modifications and termination of derivative instruments.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies. During the fourth quarter of 2018, we received our inaugural investment grade ratings of BBB with a Stable outlook from both Fitch and Morningstar. During the third quarter of 2019, we received an investment grade rating of Baa3 with a stable outlook from Moody’s. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” for further details regarding the potential impacts from changes to our credit ratings.
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
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$50,966	$37,613
Personal property	4,357	3,175
Information technology	3,977	3,187
Total recurring maintenance capital expenditures	$59,300	$43,975

Total recurring maintenance capital expenditures per cubic foot	$0.055	$0.048
Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the years ended December 31, 2019 and 2018.

	Year ended December 31,
	2019	2018
	(In thousands, except per cubic foot amounts)
Real estate	$22,378	$19,813
Personal property	33,150	32,536
Total repair and maintenance expenses	$55,528	$52,349

Repair and maintenance expenses per cubic foot	$0.051	$0.057
External Growth, Expansion and Development Capital Expenditures
External growth expenditures represent asset acquisitions or business combinations. Expansion and development capital expenditures are investments made to support both our customers and our warehouse expansion and development initiatives. It also includes investments in enhancing our information technology platform. Examples of capital expenditures associated with expansion and development initiatives include funding of construction costs, increases to warehouse capacity and pallet positions, acquisitions of reusable incremental material handling equipment, and implementing energy efficiency projects, such as thermal energy storage, LED lighting, motion-sensor technology, variable frequency drives for our fans and compressors, rapid-close doors and alternative-power generation technologies. Examples of capital expenditures to enhance our information technology platform include the delivery of new systems and software and customer interface functionality.

Acquisitions
The acquisitions completed during 2019 relate to Cloverleaf, Lanier, MHW and PortFresh, and exclude amounts related to the assets under construction for expansion and development projects, further detailed below. The PortFresh Acquisition cost included approximately $15.9 million allocated to land which we are developing a new facility upon, and have classified within expansion and development expenditures in order to reflect the total cost of the project. The Cloverleaf Acquisition included approximately $12.5 million allocated to assets under construction which we have classified within expansion and development expenditures in order to reflect the total cost of the projects discussed further below. Refer to Notes 2 and 3 of the Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The increase in expenditures can be attributed to the increase in construction and acquisition activity during 2019 as compared to 2018. In 2019, we completed the Rochelle, Illinois fully-automated expansion project, with its grand opening at the end of the second quarter of the year. We also began the Atlanta major markets strategy project, which is expected to be completed in the second quarter of 2021. As it relates to the projects resulting from the Cloverleaf Acquisition, we completed the Chesapeake, Virginia expansion which totaled $24.3 million, and the North Little Rock, Arkansas expansion which totaled $18.9 million. The Cloverleaf Acquisition expansion project in Columbus, Ohio, which we have incurred $6.3 million to date, is expected to be completed during the first quarter of 2020. During the first quarter of 2019, we acquired land in conjunction with the acquisition of PortFresh in Savannah, Georgia. We are developing a new site upon this land and broke ground on the project during the second quarter of 2019. The resulting expenditures during 2019 were $41.5 million and we expect to complete construction during the second quarter of 2020. Finally, during the second quarter of 2019 we acquired land in Sydney, Australia for $45.5 million. Following December 31, 2019, it was determined that the Company would no longer be moving forward with the three developments contemplated under the previously announced letter of intent we executed with a top customer in Australia, as the scope of the projects materially changed. Under the agreement with the customer, the Company will be reimbursed for its land purchase in Sydney and related costs. The Company continues to maintain a strong relationship with the customer and is proceeding with a new expansion project in Auckland, New Zealand. We expect to break ground on this expansion during 2020 with completion during 2021. In 2018, only our Middleboro and Rochelle facilities were under construction with our Middleboro facility announcing its grand opening in August 2018.
The following table sets forth our acquisitions, expansion and development capital expenditures for the years ended December 31, 2019 and 2018 (in thousands).

	Year ended December 31,
	2019	2018
Acquisitions, net of cash acquired and adjustments	$1,377,220	$—
Expansion and development initiatives	210,594	72,049
Information technology	5,857	3,686
Total growth and expansion capital expenditures	$1,593,671	$75,735

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal on mortgage notes, senior unsecured notes and term loan	$1,708,443	$6,750	$14,347	$737,346	$950,000
Interest on mortgage notes, senior unsecured notes and term loan (1)	465,977	73,832	143,123	92,552	156,470
Sale leaseback financing obligations, including interest (2)	203,209	17,087	34,970	36,062	115,090
Operating lease obligations, including interest	72,258	23,399	21,928	12,635	14,296
Financing lease obligations, including interest	66,489	18,534	29,204	13,365	5,386
Employee benefit obligations(3)	50,495	7,796	10,124	9,729	22,846
Acquisitions(6)	257,100	257,100	—	—	—
Growth and expansion commitments(4)	57,974	41,742	16,232	—	—
Total (5)	$2,881,945	$446,240	$269,928	$901,689	$1,264,088

(1)
Interest payable is based on interest rates in effect at December 31, 2019. Amounts include variable-rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2019.

(2)
Sale leaseback financing obligations are subject to multiple expiration dates and bear interest rates that vary from 7.00%-19.59%. For more information, refer to Note 12 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)
Represents primarily our estimated minimum required funding for our qualified defined benefit pension plans based on actuarially determined estimates and projected future benefit payments from our unfunded postretirement plans. For additional information about our defined benefit pension plan obligations, refer to Note 20 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(4)	Growth and expansion commitments reflect open commitments related to construction expansion projects expected to be completed during 2020 and 2021.

(5)
The table above excludes $3.5 million aggregate fair value for an interest rate swap expiring in 2024 and $2.6 million aggregate fair value for a foreign exchange forward contract with a January 31, 2020 maturity (both of which are included in ‘Accounts payable and accrued expenses’ in the accompanying Consolidated Balance Sheet as of December 31, 2019).

(6)	Represents the approximate USD purchase price of Nova Cold, which is $336.8 million CAD. This purchase price has been partially hedged with foreign currency forwards.
Historical Cash Flows
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year ended December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$236,189	$188,171
Net cash used in investing activities	$(1,604,934)	$(125,703)
Net cash provided by financing activities	$1,395,371	$84,942

Operating Activities
For the year ended December 31, 2019, our net cash provided by operating activities was $236.2 million, an increase of $48.0 million, or 25.5%, compared to $188.2 million for the year ended December 31, 2018. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during 2019, paired with less cash paid for interest due to the timing of payments on debt issued subsequent to December 31, 2018. This was partially offset by an increase in acquisition related expenses, bridge loan commitment fees incurred during the second quarter of 2019 and higher selling, general and administrative expenses due to the reasons discussed within results of operations.
Investing Activities
Our net cash used in investing activities was $1.6 billion for the year ended December 31, 2019 compared to $125.7 million for the year ended December 31, 2018. Cash used for the acquisitions of Cloverleaf and Lanier and accounted for as business combinations totaled $1.3 billion. Cash used in the acquisition of real estate was $85.2 million, which related to the asset acquisitions of PortFresh during the first quarter of 2019 and MHW during the fourth quarter of 2019. Additions to property, buildings and equipment were $217.2 million and $145.2 million for the years ended December 31, 2019 and 2018, respectively. The increase in additions to property, buildings and equipment were driven by the significant expansion and development projects in 2019. These cash outflows were partially offset by the proceeds from the sale of our investment in the China JV for $14.3 million and $2.0 million return of investment in a joint venture during 2019.
Financing Activities
Our net cash provided by financing activities was $1.4 billion for the year ended December 31, 2019 compared to $84.9 million for the year ended December 31, 2018. Cash provided by financing activities for the current year primarily consisted of $1.2 billion net proceeds from the April 2019 follow-on offering, $350.0 million proceeds from the issuance of our Series C senior unsecured notes in May 2019, $100.0 million in proceeds from revolving line of credit and $10.2 million in proceeds from stock options exercised. These cash inflows were partially offset by $100.0 million of repayment on revolving line of credit, $135.4 million of distributions paid, $16.5 million of repayments on lease obligations, $10.4 million of repayments on mortgage notes and notes payable, $7.1 million paid for tax withholdings remitted to authorities related to stock options exercised and $2.1 million of payments related to debt issuance costs.
Net cash provided by financing activities was $84.9 million for the year ended December 31, 2018 and primarily consisted of $600.0 million in proceeds from the issuance of senior unsecured notes, $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility, $493.6 million net proceeds from the IPO, $92.7 million in proceeds from the follow-on public offering, and $14.8 million in proceeds received from stock options exercised. These cash inflows were partially offset by $900.0 million paid to extinguish term loans, mortgage notes, and construction loans, $622.4 million to complete the early retirement of the 2010 Mortgage Loans and ANZ Loans, $13.0 million of repayments on lease obligations, $16.6 million paid for debt issuance costs associated with the issuance of our Senior Secured Term Loan A Facility, $12.7 million paid for tax withholdings remitted to authorities related to stock options exercised, and $78.5 million of quarterly dividend distributions and stub period dividend distributions paid to both preferred and common shareholders of record as of the day prior to the IPO effective date.
Net cash provided by financing activities for the Operating Partnership was $1.4 billion for the year ended December 31, 2019 compared to $84.9 million of cash provided by financing activities for the year ended December 31, 2018. Cash provided by financing activities for the current period primarily consisted of $1.2 billion of cash contributed by the Parent primarily related to equity issuances, $350.0 million proceeds from the issuance of our Series C senior unsecured notes in May 2019 and $100.0 million in proceeds from revolving line of credit. These cash inflows were partially offset by $135.4 million of distributions to the Parent, $2.1 million paid for debt issuance costs, and $16.5 million of repayments on lease obligations.
Net cash provided by financing activities for the Operating Partnership for the year ended December 31, 2018 primarily consisted of $600.0 million received from the debt private placement, $525.0 million received in connection with the issuance of our Senior Secured Term Loan A Facility and $597.4 million of cash contributed by the Parent primarily related to equity issuances. These cash inflows were partially offset by $900.0 million paid to extinguish term loans, mortgage notes, and construction loans, $622.4 million to complete the early retirement of the 2010 CMBS and ANZ loans, $86.7 million of distributions to the Parent, $16.6 million paid for debt issuance costs, and $13.0 million of repayments on lease obligations.
Withdrawal Liability from Multi-employer Plans
As of December 31, 2019, we participated in seven multiemployer pension plans administered by labor unions representing approximately 26% of our employees. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statement of Operations and as a liability on our Consolidated Balance Sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The present value of all benefits vested under each of the multiemployer plans that we participated in as of December 31, 2019 (based on the labor union’s assumptions used to fund such plan) did not, as of the last annual valuation date applicable thereto, exceed the value of the assets of such plan allocable to such vested benefits. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $566.7 million as of December 31, 2019, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $533.7 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.
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
Off-Balance Sheet Arrangements
As of December 31, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Goodwill Impairment Evaluation
We perform impairment testing of goodwill as of October 1 of each year, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators and competition. Our reporting units are comprised of the following operations: U.S. warehouse, U.S. transportation, North America third-party managed, international warehouse, international third-party managed, and international transportation. We may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. We may also perform a quantitative evaluation periodically, even if there is no change of events or circumstances.
To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including significant assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. These assumptions are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The discount rates utilized in the discounted cash flow analysis are based on the respective reporting units weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of amounts held at the business segment and corporate levels. We also assess market-based multiples of other market-participant companies, further corroborating that our discounted cash flow models reflect fair value assumptions that are appropriately aligned with market-participant valuation multiples.
Historically, our reporting units have generated sufficient returns to recover the value of goodwill. The results of our 2019 impairment test indicated that the estimated fair value of each of our reporting units was substantially in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed. Our most valuable reporting unit, U.S. warehouse, had an estimated fair value approximately 237% greater than its carrying amount as of October 1, 2019.
Business Combinations
From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit based upon the expected proportionate gross margin. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, land and buildings and improvements. Significant estimates and assumptions include subjective and/or complex judgments regarding items such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates, discount rates, customer attrition rates, economic lives and other factors, including estimating future cash flows that we expect to generate from the acquired assets. The significant assumptions impacting the fair value of the acquired real property include estimates of indirect costs and entrepreneurial profit on the transaction, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market.
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense.

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
As of December 31, 2019, we had $475.0 million of outstanding variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR plus a margin up to 1.00%. $100.0 million of this debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. An additional $225.0 million of this debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 1.30%. After incorporating the effects of the interest rate swaps, our outstanding variable rate debt is $150.0 million. At December 31, 2019, one-month LIBOR was at approximately 1.80%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $1.5 million. A 100 basis point decrease in market interest rates would also result in a $1.5 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
Our international revenues and expenses are generated in the currencies of the countries in which we operate, including Australia, New Zealand, Argentina and Canada. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of shareholders’ equity. A 10% depreciation in the year-end functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our shareholders’ equity of approximately $7.0 million as of December 31, 2019.
Our operations in Argentina are reported using highly inflationary accounting. The Argentina subsidiary’s functional currency is the Australian dollar, which is the reporting and functional currency of their immediate parent company. The entity’s statements of operations and balance sheets have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. As of December 31, 2019, the net monetary assets of the Argentina subsidiary were immaterial and, therefore, a 10% unfavorable change in the exchange rate would not be material. Additionally, the operating income of the Argentina subsidiary was less than 3.5% of our consolidated operating income for the years ended December 31, 2019 and 2018.
For the years ended December 31, 2019 and 2018, revenues from our international operations were $274.3 million and $289.8 million, respectively, which represented 15.4% and 18.1% of our consolidated revenues, respectively.

Net assets in international operations were approximately $70.3 million and $69.7 million as of December 31, 2019 and 2018, respectively.
The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the Accumulated other comprehensive loss component of equity of our Consolidated Financial Statements included in this Annual Report on Form 10-K.
We attempt to mitigate a portion of the risk of currency fluctuation by financing certain of our foreign investments in local currency denominations, effectively providing a natural hedge. However, given the volatility of currency exchange rates, there can be no assurance that this strategy will be effective. The Company has entered into cross-currency swaps on its foreign denominated intercompany loans to hedge the cash flow variability from the impact of changes in foreign currency on the interest payments on the intercompany loan as well as the final principal payment. Since the critical terms of the derivatives match the critical terms of the intercompany loans, the hedge is considered perfectly effective. All changes in fair value will be recorded to Accumulated other comprehensive loss.
In November 2019, we entered into an agreement to acquire Nova Cold for a purchase price of CAD $336.8 million, which subsequently closed on January 2, 2020. As of December 31, 2019, we had an outstanding forward contract to purchase approximately CAD $217.0 million and sell U.S. $165.0 million with a January 2, 2020 maturity, to hedge a portion of our exposure to foreign exchange rate movement on the purchase price of Nova Cold. The remainder of the purchase price was funded utilizing a spot foreign exchange forward contract and a draw on our 2018 Senior Unsecured Revolving Credit Facility denominated in Canadian dollars. Additionally, as of December 31, 2019, we had an outstanding forward contract to sell approximately CAD $217.0 million and purchase U.S. $165.0 million with a January 31, 2020 maturity, to hedge the return of capital to our parent company subsequent to the newly created Canadian entity entering into Canadian denominated debt to finance our foreign investment in the subsidiary. On January 27, 2020, the forward contract was extended to February 28, 2020. At the time of settlement, we either pay or receive the net settlement amount from any forward contract and recognize this amount in “Foreign currency exchange gain (loss), net” in the accompanying Statement of Operations. We have not designated either of these forward contracts as hedges as of December 31, 2019. As a result, we recorded unrealized foreign exchange gain or loss for the mark-to-market valuation of these forward contracts for the year ended December 31, 2019, aggregating to an amount less than $0.1 million recorded in “Foreign currency exchange gain (loss), net” in the accompanying Statement of Operations.
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
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

ITEM 9A. Controls and Procedures
Management’s Report on Internal Control over Financial Reporting (Americold Realty Trust)
Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.
Management is also responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2019 included all of our operations other than those we acquired in 2019 as described in Note 1 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2019. These acquired businesses constituted 36% of total assets as of December 31, 2019 and 10% of revenue for the year then ended. Of these acquisitions, the acquisition of Cloverleaf Cold Storage represented 32% of total assets as of December 31, 2019 and 9% of revenue for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of the businesses acquired, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2019, we adopted ASU 2016-02 effective January 1, 2019. In connection with the adoption of ASU 2016-02, we implemented a new lease accounting system and also redesigned certain processes and controls pertaining to our lease portfolio.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures (Americold Realty Operating Partnership, L.P.)
Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with U.S.

generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.
Management is also responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2019 included all of our operations other than those we acquired in 2019 as described in Note 1 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2019. These acquired businesses constituted 36% of total assets as of December 31, 2019 and 10% of revenue for the year then ended. Of these acquisitions, the acquisition of Cloverleaf Cold Storage represented 32% of total assets as of December 31, 2019 and 9% of revenue for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of the businesses acquired, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2019, we adopted ASU 2016-02 effective January 1, 2019. In connection with the adoption of ASU 2016-02, we implemented a new lease accounting system and also redesigned certain processes and controls pertaining to our lease portfolio.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees
Americold Realty Trust and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Americold Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Americold Realty Trust and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of businesses acquired during the year ended December 31, 2019, which are included in Note 1 of the 2019 consolidated financial statements of the Company and constituted 36% of total assets as of December 31, 2019 and 10% of revenue for the year then ended. Of these acquisitions, the acquisition of Cloverleaf Cold Storage represented 32% of total assets as of December 31, 2019 and 9% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the businesses acquired during the year ended December 31, 2019.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2020

ITEM 9C. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2020 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

 Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries

The following documents are filed as a part of this Annual Report on Form 10-K:
a.Financial Statements and Schedules

Financial Statements:	Page
Americold Realty Trust and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Comprehensive Income	F-7
Consolidated Statements of Shareholders’ Equity (Deficit)	F-8
Consolidated Statements of Cash Flows	F-10

Americold Realty Operating Partnership, L.P. and Subsidiaries
Report of Independent Registered Public Accounting Firm	F-4
Consolidated Balance Sheets	F-12
Consolidated Statements of Operations	F-13
Consolidated Statements of Comprehensive Income	F-14
Consolidated Statements of Partners’ Capital	F-15
Consolidated Statements of Cash Flows	F-16

Notes to the Consolidated Financial Statements of Americold Realty Trust and Subsidiaries and Americold Realty Operating Partnership, L.P. and Subsidiaries	F-18

Schedule III – Real Estate and Accumulated Depreciation	F-103

b.	Exhibits
EXHIBIT INDEX

Exhibit No.	Description
2.1	Equity Purchase Agreement, dated as of April 16, 2019 (incorporated by reference to Exhibit 2.1 to Americold Realty Trust’s Current Report on Form 8-K filed on April 16, 2019 (File No. 001-34723))
3.1
Amended and Restated Declaration of Trust of Americold Realty Trust, dated as of January 22, 2018 (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (File No. 001-34723))

3.2	Amended and Restated Bylaws of Americold Realty Trust (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on May 23, 2019 (File No. 001-34723))
3.3
Certificate of Limited Partnership of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.3 to Americold Realty’s Annual Report on Form 10-K filed on February 26, 2019 (File No. 001-34723))

3.4
Amended and Restated Limited Partnership Agreement of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-34723))

4.1	Description of shares of Beneficial Interest
10.1
Credit Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.2
Consent and First Amendment to Credit Agreement, dated as of December 23, 2019, by and among the Company, the Operating Partnership and the guarantors, lenders and letter of credit issues named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Form on Form 8-K filed on January 9, 2020 (File No. 001-34723))

10.3
Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.4
Note and Guaranty Agreement, dated as of May 7, 2019, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34723))

10.5#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Fred Boehler (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.6#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Marc Smernoff (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.7#
Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Thomas Novosel (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.8#
Letter Agreement, dated May 11, 2018, by and between Americold Realty Trust and Marc Smernoff (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.9#
Employment Agreement, dated as of September 11, 2018, by and between AmeriCold Logistics, LLC and Carlos Rodriguez (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K/A filed on September 11, 2018 (File No. 001-34723)

10.10#
Employment Agreement, dated as of March 26, 2018, by and between AmeriCold Logistics, LLC and James Snyder (incorporated by reference to Exhibit 10.10 to Americold Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (File No. 001-34723))

10.11#
Employment Agreement, dated as of September 25, 2018, by and between AmeriCold Logistics, LLC and James Harron (incorporated by reference to Exhibit 10.11 to Americold Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (File No. 001-34723))

10.12#
Employment Agreement, dated as of September 13, 2018, by and between AmeriCold Logistics, LLC and David Stuver (incorporated by reference to Exhibit 10.10 to Americold Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (File No. 001-34723))

10.13#
Employment Agreement, dated January 7, 2020, by and between Americold Realty Trust and Robert Chambers (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 10, 2020 (File No. 001-34723))

10.14#
Separation Agreement effective as of February 19, 2019 by and between AmeriCold Logistics, LLC and Thomas Musgrave (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Form on Form 8-K/A filed on February 22, 2019 (File No. 001-34723))

10.15#
Separation Agreement effective as of February 24, 2019 by and between AmeriCold Logistics, LLC and Andrea Darweesh (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Form on Form 8-K filed on February 25, 2019 (File No. 001-34723))

10.16
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.17
Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

10.18
Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 20, 2017 (Registration No. 333-221560))

10.19
Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.20
Form of Annual Trustee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.21
Form of Retention Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.22
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.23
Form of Annual Trustee OP Unit Award Agreement (incorporated by referenced to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))

10.24
Form of Retention OP Unit Award Agreement (incorporated by referenced to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))

10.25
Form of Performance OP Unit Award Agreement (incorporated by referenced to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))

10.26	Form of Performance Restricted Stock Unit Agreement
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Operating Partnership, L.P.
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
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

ITEM 16. Form 10-K Summary
Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees
Americold Realty Trust and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Acquisition of Cloverleaf Cold Storage

Description of the Matter
As more fully described in Note 3 to the consolidated financial statements, the Company acquired Cloverleaf Cold Storage (“Cloverleaf”) in May 2019 for aggregate cash consideration of $1.2 billion. The acquisition was accounted for as a business combination and, as such, the Company preliminarily measured the assets acquired and liabilities assumed at their acquisition-date fair values, including preliminary fair values of the acquired land, buildings and improvements, and the customer relationships intangible asset of $60.5 million, $668.2 million, and $250.3 million, respectively. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding the assets and liabilities that existed at the acquisition date.

Auditing management's accounting for the acquisition of Cloverleaf involved especially subjective judgments and complex analyses related to the preliminary fair value estimates of the acquired land, buildings and improvements, and customer relationships intangible asset due to the significant estimation required in determining fair value. The estimate of fair value of the acquired land and buildings and improvements is sensitive to changes in assumptions of comparable transactions in the market. The estimate of fair value of the acquired customer relationships intangible asset is sensitive to changes in assumptions impacting the net present value of future cash flows expected from the future performance of the acquired business. The significant assumptions impacting the preliminary fair value of the acquired land and buildings and improvements included estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market, and the significant assumptions used to estimate the fair value of the acquired customer relationships intangible asset include revenue growth rates, customer attrition rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates, and discount rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness over the Company's controls related to the accounting for the Cloverleaf acquisition process. For example, we tested controls over the recognition and measurement of the acquired land, buildings and improvements and customer relationships intangible asset, including the Company’s controls over the valuation approach and method selected, and the significant assumptions used in the fair value measurement described above.

To test the fair value of the acquired land and buildings and improvements, our audit procedures, which involved the assistance of our valuation specialists, included evaluating the Company's valuation methods and related significant assumptions used as well as testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used to estimate the concluded fair value of the acquired land and buildings and improvements to recent, historical transactions within the industry.

To test the fair value of the acquired customer relationships intangible asset, our audit procedures included evaluating the Company's valuation method and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the significant assumptions used by management to current economic trends, where applicable, the historical results of the acquired business, and other relevant factors. We involved our valuation specialists to assist with our evaluation of the valuation method and certain significant assumptions, including the discount rate used in determining the fair value of the customer relationships intangible asset.

Test of Goodwill for Impairment

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill has been allocated below its carrying amount. The carrying value of the Company’s goodwill balance totaled $318.5 million as of December 31, 2019.

Auditing management’s goodwill impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting units to which goodwill has been allocated. In particular, the estimates of fair value are sensitive to changes in assumptions impacting the net present value of future cash flows attributable to the reporting units, including revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates, and discount rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. For example, we tested controls over the estimation of the fair values of the reporting units to which goodwill has been allocated, including the Company’s controls over the valuation models, the mathematical accuracy of the valuation models and development of underlying assumptions used to determine the fair values of the reporting units. We also tested controls over management’s review of the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.
To test the estimated fair values of the Company’s reporting units, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions discussed above. We compared the significant assumptions used by management to current economic trends, historical results, and other relevant factors. We assessed the historical accuracy of management’s assumptions of future expected net cash flows and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair values of the reporting units that would result from changes in the assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair values of the reporting units. We also tested the reconciliation of the aggregate estimated fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
Atlanta, Georgia
March 2, 2020

Report of Independent Registered Public Accounting Firm

The General and Limited Partners
Americold Realty Operating Partnership, L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Operating Partnership, L.P. and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

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

Atlanta, Georgia
March 2, 2020

Americold Realty Trust and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2019	2018
Assets
Property, buildings and equipment:
Land	$526,226	$385,232
Buildings and improvements	2,696,732	1,849,749
Machinery and equipment	817,617	577,175
Assets under construction	108,639	85,983
	4,149,214	2,898,139
Accumulated depreciation and depletion	(1,216,553)	(1,097,624)
Property, buildings and equipment – net	2,932,661	1,800,515

Operating lease right-of-use assets	77,723	—
Accumulated depreciation – operating leases	(18,110)	—
Operating leases – net	59,613	—

Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	76,811	49,276
	88,038	60,503
Accumulated depreciation – financing leases	(29,697)	(21,317)
Financing leases – net	58,341	39,186
Cash and cash equivalents	234,303	208,078
Restricted cash	6,310	6,019
Accounts receivable – net of allowance of $6,927 and $5,706 at December 31, 2019 and 2018, respectively	214,842	194,279
Identifiable intangible assets – net	284,758	25,056
Goodwill	318,483	186,095
Investments in partially owned entities	—	14,541
Other assets	61,372	58,659
Total assets	$4,170,683	$2,532,428
Liabilities and shareholders’ equity
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	350,963	253,080
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $12,996 and $13,943 in the aggregate, at December 31, 2019 and 2018, respectively	1,695,447	1,351,014
Sale-leaseback financing obligations	115,759	118,920
Financing lease obligations	58,170	40,787
Operating lease obligations	62,342	—
Unearned revenue	16,423	18,625
Pension and postretirement benefits	12,706	16,317
Deferred tax liability – net	17,119	17,992
Multiemployer pension plan withdrawal liability	8,736	8,938
Total liabilities	2,337,665	1,825,673
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – authorized 250,000,000 shares; 191,799,909 and 148,234,959 issued and outstanding at December 31, 2019 and 2018, respectively	1,918	1,482
Paid-in capital	2,582,087	1,356,133
Accumulated deficit and distributions in excess of net earnings	(736,861)	(638,345)
Accumulated other comprehensive loss	(14,126)	(12,515)
Total shareholders’ equity	1,833,018	706,755
Total liabilities and shareholders’ equity	$4,170,683	$2,532,428

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2019	2018	2017
Revenues:
Rent, storage and warehouse services	$1,377,217	$1,176,912	$1,145,662
Third-party managed services	252,939	259,034	242,189
Transportation services	144,844	158,790	146,070
Other	8,705	8,899	9,666
Total revenues	1,783,705	1,603,635	1,543,587
Operating expenses:
Rent, storage and warehouse services cost of operations	929,626	802,378	797,334
Third-party managed services cost of operations	241,178	244,274	229,364
Transportation services cost of operations	126,777	143,055	133,120
Cost of operations related to other revenues	7,867	8,279	9,664
Depreciation, depletion and amortization	163,348	117,653	116,741
Selling, general and administrative	129,310	110,825	99,616
Acquisition, litigation and other	40,614	3,935	11,329
Impairment of long-lived assets	13,485	747	9,473
Loss (gain) from sale of real estate, net	34	(7,471)	(43)
Total operating expenses	1,652,239	1,423,675	1,406,598

Operating income	131,466	179,960	136,989

Other (expense) income:
Interest expense	(94,408)	(93,312)	(114,898)
Interest income	6,286	3,996	1,074
Bridge loan commitment fees	(2,665)	—	—
Loss on debt extinguishment, modifications and termination of derivative instruments	—	(47,559)	(986)
Foreign currency exchange gain (loss), net	10	2,882	(3,591)
Other expense, net	(1,870)	(532)	(1,944)
Loss from partially owned entities	(111)	(1,069)	(1,363)
Gain from sale of partially owned entities	4,297	—	—
Impairment of partially owned entities	—	—	(6,496)
Income before income tax benefit (expense)	43,005	44,366	8,785
Income tax benefit (expense):
Current	(5,544)	467	(13,051)
Deferred	10,701	3,152	3,658
Total income tax benefit (expense)	5,157	3,619	(9,393)
Net income (loss) attributable to Americold Realty Trust	$48,162	$47,985	$(608)
Less distributions on preferred shares of beneficial interest - Series A	—	(1)	(16)
Less distributions on preferred shares of beneficial interest - Series B	—	(1,817)	(28,436)
Less accretion on preferred shares of beneficial interest – Series B	—	—	(867)
Net income (loss) attributable to common shares of beneficial interest	$48,162	$46,167	$(29,927)

Weighted average common shares outstanding – basic	179,598	141,415	70,022
Weighted average common shares outstanding – diluted	183,950	144,338	70,022

Net income (loss) per common share of beneficial interest - basic	$0.26	$0.31	$(0.43)
Net income (loss) per common share of beneficial interest - diluted	$0.26	$0.31	$(0.43)

Distributions declared per common share of beneficial interest	$0.82	$0.74	$0.29

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Americold Realty Trust	$48,162	$47,985	$(608)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	3,269	(901)	5,754
Change in unrealized net (loss) gain on foreign currency	(3,388)	(11,640)	4,444
Unrealized (loss) gain on cash flow hedge	(1,492)	256	116
Other comprehensive (loss) income attributable to Americold Realty Trust	(1,611)	(12,285)	10,314

Total comprehensive income	$46,551	$35,700	$9,706

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss)
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2016	125	$—	69,370,609	$694	$392,591	$(532,196)	$(10,544)	$(149,455)
Net loss	—	—	—	—	—	(608)	—	(608)
Other comprehensive income	—	—	—	—	—	—	10,314	10,314
Distribution on preferred shares of beneficial interest - Series A	—	—	—	—	—	(16)	—	(16)
Distributions on preferred shares of beneficial interest - Series B	—	—	—	—	—	(28,436)	—	(28,436)
Distributions on common shares	—	—	—	—	—	(20,214)	—	(20,214)
Accretion on preferred shares of beneficial interest - Series B	—	—	—	—	(867)	—	—	(867)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	2,358	–	—	2,358
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net income	—	—	—	—	—	47,985	—	47,985
Other comprehensive loss	—	—	—	—	—	—	(9,492)	(9,492)
Distribution on preferred shares of beneficial interest - Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest - Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares	—	—	—	—	—	(104,976)	—	(104,976)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	8,556	—	—	8,556
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,042	—	—	2,042
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	1,847,274	18	2,649	—	—	2,667
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	37,350,000	374	576,964	—	—	577,338
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Other	—	—	—	—	(422)	1,934	(2,793)	(1,281)
Balance - December 31, 2018	—	$—	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755

Americold Realty Trust and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total
Balance - December 31, 2018	—	$—	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net income	—	—	—	—	—	48,162	—	48,162
Other comprehensive loss	—	—	—	—	—	—	(1,611)	(1,611)
Distributions on common shares	—	—	—	—	—	(146,590)	—	(146,590)
Share-based compensation expense (Stock Options and Restricted Stock Units)	—	—	—	—	12,822	—	—	12,822
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	1,502,450	15	3,461	—	—	3,476
Issuance of common shares	—	—	42,062,500	421	1,206,627	—	—	1,207,048
Other	—	—	—	—	—	(88)	—	(88)
Balance - December 31, 2019	—	$—	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss) attributable to Americold Realty Trust	$48,162	$47,985	$(608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	163,348	117,653	116,741
Amortization of deferred financing costs and pension withdrawal liability	6,028	6,177	8,604
Amortization of above/below market leases	151	151	151
Loss on debt extinguishment and modification, non-cash	—	28,446	400
Foreign exchange (gain) loss	(10)	(2,882)	3,591
Loss from and impairment of investments in partially owned entities	111	1,069	7,859
Gain from sale of partially owned entities	(4,297)	—	—
Share-based compensation expense (Stock Options and Restricted Stock Units)	12,822	8,639	2,358
Share-based compensation expense (Modification of Restricted Stock Units)	3,044	2,042	—
Deferred tax benefit	(10,701)	(3,152)	(3,658)
Loss (gain) from sale of real estate	34	(7,471)	(43)
Loss (gain) on other asset disposals	870	(152)	(107)
Impairment of long-lived assets and inventory	13,485	747	11,581
Multi-employer pension plan withdrawal expense	—	—	9,134
Provision for doubtful accounts receivable	1,218	2,324	1,229
Changes in operating assets and liabilities:
Accounts receivable	(3,681)	(1,940)	1,597
Accounts payable and accrued expenses	841	(5,219)	18,202
Other	4,764	(6,246)	(13,704)
Net cash provided by operating activities	236,189	188,171	163,327
Investing activities:
Return of investment in joint venture	2,000	—	—
Proceeds from sale of investments in partially owned entities	14,250	—	—
Proceeds from sale of property, buildings and equipment	1,151	19,513	10,163
Business combinations, net of cash acquired	(1,319,905)	—	—
Acquisitions of property, buildings and equipment, net of cash acquired	(85,216)	—	—
Additions to property, buildings and equipment	(217,214)	(145,216)	(148,994)
Net cash used in investing activities	(1,604,934)	(125,703)	(138,831)
Financing activities:
Distributions paid on beneficial interest shares – preferred – Series A	—	(134)	(16)
Distributions paid on beneficial interest shares – preferred – Series B	—	(1,817)	(28,436)
Distributions paid on common shares	(135,443)	(76,523)	(20,214)
Proceeds from revolving line of credit	100,000	—	34,000
Repayment of revolving line of credit	(100,000)	—	(62,000)
Proceeds from stock options exercised	10,204	14,842	—
Tax withholdings related to net share settlements of certain stock awards	(7,063)	(12,680)	—
Payment of underwriters’ costs	—	(8,205)	—
Reimbursement of underwriters’ costs	—	8,952	—
Repayment of sale-leaseback financing obligations	(3,161)	(2,595)	(2,100)
Repayment of financing lease obligations	(13,339)	(10,360)	(8,429)
Payment of debt issuance costs	(2,062)	(16,563)	(4,212)
Repayment of term loans, mortgage notes, notes payable and construction loans	(10,392)	(1,522,347)	(56,868)
Proceeds from senior unsecured notes	350,000	600,000	—
Proceeds from term loans	—	525,000	110,000
Proceeds from construction loans	—	1,097	19,671
Net proceeds from initial and follow-on public offerings	1,206,627	586,275	—
Net cash provided by (used in) financing activities	1,395,371	84,942	(18,604)
Net increase in cash, cash equivalents and restricted cash	26,626	147,410	5,892
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(110)	(3,276)	1,141
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963	62,930
End of period	$240,613	$214,097	$69,963

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Supplemental disclosures of cash flows information:
Acquisition of fixed assets under financing lease obligations	$30,416	$13,290	$18,614
Acquisition of fixed assets under operating lease obligations	12,492	—	—
Interest paid – net of amounts capitalized	68,016	85,595	106,557
Income taxes paid – net of refunds	2,207	5,509	11,854
Acquisition of property, buildings and equipment on accrual	$51,335	$18,799	$20,942

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:
	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$234,303	$208,078	$48,873
Restricted cash	6,310	6,019	21,090
Total cash, cash equivalents and restricted cash	$240,613	$214,097	$69,963

	As of December 31,
Allocation of purchase price of property, buildings and equipment to:	2019
Land	$23,439
Building and improvements	41,913
Machinery and equipment	19,027
Operating and finance lease right-of-use assets	4,620
Assembled workforce	854
Cash and cash equivalents	1,594
Other assets and liabilities, net	(17)
Operating and finance lease obligations	(4,620)
Cash paid for acquisition of property, buildings and equipment	$86,810

	As of December 31,
	2019
Allocation of purchase price to business combinations:
Land	$65,074
Building and improvements	706,795
Machinery and equipment	162,389
Assets under construction	16,974
Operating and finance lease right-of-use assets	1,336
Cash and cash equivalents	4,977
Restricted cash	526
Accounts receivable	22,959
Goodwill	132,371
Acquired identifiable intangibles:
Customer relationships	266,633
Trade names and trademarks	1,623
Other assets	7,127
Accounts payable and accrued expenses	(45,000)
Notes payable	(3,878)
Operating and finance lease obligations	(1,336)
Unearned revenue	(3,536)
Deferred tax liability	(9,626)
Total consideration	$1,325,408

See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2019	2018
Assets
Property, buildings and equipment:
Land	$526,226	$385,232
Buildings and improvements	2,696,732	1,849,749
Machinery and equipment	817,617	577,175
Assets under construction	108,639	85,983
	4,149,214	2,898,139
Accumulated depreciation and depletion	(1,216,553)	(1,097,624)
Property, buildings and equipment – net	2,932,661	1,800,515

Operating lease right-of-use assets	77,723	—
Accumulated depreciation – operating leases	(18,110)	—
Operating leases – net	59,613	—

Financing leases:
Buildings and improvements	11,227	11,227
Machinery and equipment	76,811	49,276
	88,038	60,503
Accumulated depreciation – financing leases	(29,697)	(21,317)
Financing leases – net	58,341	39,186
Cash and cash equivalents	234,303	208,078
Restricted cash	6,310	6,019
Accounts receivable – net of allowance of $6,927 and $5,706 at December 31, 2019 and 2018, respectively	214,842	194,279
Identifiable intangible assets – net	284,758	25,056
Goodwill	318,483	186,095
Investments in partially owned entities	—	14,541
Other assets	61,372	58,659
Total assets	$4,170,683	$2,532,428

Liabilities and partners’ capital
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	350,963	253,080
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $12,996 and $13,943 in the aggregate, at December 31, 2019 and 2018, respectively	1,695,447	1,351,014
Sale-leaseback financing obligations	115,759	118,920
Financing lease obligations	58,170	40,787
Operating lease obligations	62,342	—
Unearned revenue	16,423	18,625
Pension and postretirement benefits	12,706	16,317
Deferred tax liability – net	17,119	17,992
Multiemployer pension plan withdrawal liability	8,736	8,938
Total liabilities	2,337,665	1,825,673
Partners’ capital:
General partner – 189,881,910 and 146,752,609 units issued and outstanding as of December 31, 2019 and 2018, respectively	1,828,673	712,078
Limited partner – 1,917,999 and 1,482,350 units issued and outstanding as of December 31, 2019 and 2018, respectively	18,471	7,192
Accumulated other comprehensive loss	(14,126)	(12,515)
Total partners’ capital	1,833,018	706,755
Total liabilities and partners’ capital	$4,170,683	$2,532,428
See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2019	2018	2017
Revenues:
Rent, storage and warehouse services	$1,377,217	$1,176,912	$1,145,662
Third-party managed services	252,939	259,034	242,189
Transportation services	144,844	158,790	146,070
Other	8,705	8,899	9,666
Total revenues	1,783,705	1,603,635	1,543,587
Operating expenses:
Rent, storage and warehouse services cost of operations	929,626	802,378	797,334
Third-party managed services cost of operations	241,178	244,274	229,364
Transportation services cost of operations	126,777	143,055	133,120
Cost of operations related to other revenues	7,867	8,279	9,664
Depreciation, depletion and amortization	163,348	117,653	116,741
Selling, general and administrative	129,310	110,825	99,616
Acquisition, litigation and other	40,614	3,935	11,329
Impairment of long-lived assets	13,485	747	9,473
Loss (gain) from sale of real estate, net	34	(7,471)	(43)
Total operating expenses	1,652,239	1,423,675	1,406,598

Operating income	131,466	179,960	136,989

Other (expense) income:
Interest expense	(94,408)	(93,312)	(114,898)
Interest income	6,286	3,996	1,074
Bridge loan commitment fees	(2,665)	—	—
Loss on debt extinguishment, modifications and termination of derivative instruments	—	(47,559)	(986)
Foreign currency exchange gain (loss), net	10	2,882	(3,591)
Other expense, net	(1,870)	(532)	(1,944)
Loss from partially owned entities	(111)	(1,069)	(1,363)
Gain from sale of partially owned entities	4,297	—	—
Impairment of partially owned entities	—	—	(6,496)
Income before income tax benefit (expense)	43,005	44,366	8,785
Income tax benefit (expense):
Current	(5,544)	467	(13,051)
Deferred	10,701	3,152	3,658
Total income tax benefit (expense)	5,157	3,619	(9,393)
Net income (loss) attributable to the Partnership	$48,162	$47,985	$(608)

General partners’ interest in net income (loss) attributable to unitholders	$47,680	$47,505	$(602)
Limited partners’ interest in net income (loss) attributable to unitholders	$482	$480	$(6)

General partner weighted average units outstanding	177,180	139,394	68,677
Limited partner weighted average units outstanding	1,790	1,408	694

General partners’ net income (loss) per unit	$0.27	$0.34	$(0.01)
Limited partners’ net income (loss) per unit	$0.27	$0.34	$(0.01)

General partners’ distributions declared per unit	$0.82	$0.76	$0.70
Limited partners’ distributions declared per unit	$0.82	$0.76	$0.70

See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
	Years Ended December 31,
	2019	2018	2017
Net income (loss) attributable to Americold Realty Operating Partnership, L.P.	$48,162	$47,985	$(608)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	3,269	(901)	5,754
Change in unrealized net (loss) gain on foreign currency	(3,388)	(11,640)	4,444
Unrealized (loss) gain on cash flow hedge	(1,492)	256	116
Other comprehensive (loss) income attributable to Americold Realty Operating Partnership. L.P.	(1,611)	(12,285)	10,314

Total comprehensive income	$46,551	$35,700	$9,706

See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Partners’ Capital
(In thousands, except shares)
	Limited Partners’ Units	Limited Partners’ Capital	General Partners’ Units	General Partners’ Capital	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance - December 31, 2016	693,706	$2,329	68,676,903	$230,687	$(10,544)	$222,472
Net loss	—	(6)	—	(602)	—	(608)
Other comprehensive income	—	—	—	—	10,314	10,314
Distributions to parent	—	(487)	—	(48,179)	—	(48,666)
Share-based compensation expense	—	24	—	2,334	—	2,358
Balance - December 31, 2017	693,706	$1,860	68,676,903	$184,240	$(230)	$185,870
Net income	—	480	—	47,505	—	47,985
Other comprehensive loss	—	—	—		(9,492)	(9,492)
Distributions to parent	—	(1,069)	—	(105,858)	—	(106,927)
Share-based compensation expense	—	106	—	10,492	—	10,598
Contributions to partners’ capital	788,644	5,800	78,075,706	574,202	—	580,002
Other	—	15	—	1,497	(2,793)	(1,281)
Balance - December 31, 2018	1,482,350	$7,192	146,752,609	$712,078	$(12,515)	$706,755
Net income	—	482	—	47,680	—	48,162
Other comprehensive loss	—	—	—	—	(1,611)	(1,611)
Distributions to parent	—	(1,466)	—	(145,124)	—	(146,590)
Share-based compensation expense	—	159	—	15,707	—	15,866
Contributions to partners’ capital	435,649	12,105	43,129,301	1,198,419	—	1,210,524
Other	—	(1)	—	(87)	—	(88)
Balance - December 31, 2019	1,917,999	$18,471	189,881,910	$1,828,673	$(14,126)	$1,833,018
See accompanying notes to consolidated financial statements.

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss) attributable to Americold Realty Operating Partnership, L.P.	$48,162	$47,985	$(608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	163,348	117,653	116,741
Amortization of deferred financing costs and pension withdrawal liability	6,028	6,177	8,604
Amortization of above/below market leases	151	151	151
Loss on debt extinguishment and modification, non-cash	—	28,446	400
Foreign exchange (gain) loss	(10)	(2,882)	3,591
Loss from and impairment of investments in partially owned entities	111	1,069	7,859
Gain from sale of partially owned entities	(4,297)	—	—
Share-based compensation expense (Stock Options and Restricted Stock Units)	12,822	8,639	—
Share-based compensation expense (Modification of Restricted Stock Units)	3,044	2,042	2,358
Deferred tax benefit	(10,701)	(3,152)	(3,658)
Loss (gain) from sale of real estate	34	(7,471)	(43)
Loss (gain) on other asset disposals	870	(152)	(107)
Impairment of long-lived assets and inventory	13,485	747	11,581
Multi-employer pension plan withdrawal expense	—	—	9,134
Provision for doubtful accounts receivable	1,218	2,324	1,229
Changes in operating assets and liabilities:
Accounts receivable	(3,681)	(1,940)	1,597
Accounts payable and accrued expenses	841	(5,219)	18,202
Other	4,764	(6,246)	(13,704)
Net cash provided by operating activities	236,189	188,171	163,327
Investing activities:
Return of investment in joint venture	2,000	—	—
Proceeds from sale of investments in partially owned entities	14,250	—	—
Proceeds from sale of property, buildings and equipment	1,151	19,513	10,163
Business combinations, net of cash acquired	(1,319,905)	—	—
Acquisitions of property, buildings and equipment, net of cash acquired	(85,216)	—	—
Additions to property, buildings and equipment	(217,214)	(145,216)	(148,994)
Net cash used in investing activities	(1,604,934)	(125,703)	(138,831)
Financing activities:
Distributions to parent	(135,443)	(86,679)	(48,666)
Proceeds from revolving line of credit	100,000	—	34,000
Repayment of revolving line of credit	(100,000)	—	(62,000)
Repayment of sale-leaseback financing obligations	(3,161)	(2,595)	(2,100)
Repayment of financing lease obligations	(13,339)	(10,360)	(8,429)
Payment of debt issuance costs	(2,062)	(16,563)	(4,212)
Repayment of term loans, mortgage notes, notes payable and construction loans	(10,392)	(1,522,347)	(56,868)
Proceeds from senior unsecured notes	350,000	600,000	—
Proceeds from term loans	—	525,000	110,000
Proceeds from construction loans	—	1,097	19,671
General partner contributions	1,209,768	597,389	—
Net cash provided by (used in) financing activities	1,395,371	84,942	(18,604)
Net increase in cash, cash equivalents and restricted cash	26,626	147,410	5,892
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(110)	(3,276)	1,141
Cash, cash equivalents and restricted cash:
Beginning of period	214,097	69,963	62,930
End of period	$240,613	$214,097	$69,963
Supplemental disclosures of cash flows information:
Acquisition of fixed assets under financing lease obligations	$30,416	$13,290	$18,614
Acquisition of fixed assets under operating lease obligations	12,492	—	—
Interest paid – net of amounts capitalized	68,016	85,595	106,557
Income taxes paid – net of refunds	2,207	5,509	11,854
Acquisition of property, buildings and equipment on accrual	$51,335	$18,799	$20,942

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

Reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:
	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$234,303	$208,078	$48,873
Restricted cash	6,310	6,019	21,090
Total cash, cash equivalents and restricted cash	$240,613	$214,097	$69,963

	As of December 31,
Allocation of purchase price of property, buildings and equipment to:	2019
Land	$23,439
Building and improvements	41,913
Machinery and equipment	19,027
Operating and finance lease right-of-use assets	4,620
Assembled workforce	854
Cash and cash equivalents	1,594
Other assets and liabilities, net	(17)
Operating and finance lease obligations	(4,620)
Cash paid for acquisition of property, buildings and equipment	$86,810

	As of December 31,
	2019
Allocation of purchase price to business combinations:
Land	$65,074
Building and improvements	706,795
Machinery and equipment	162,389
Assets under construction	16,974
Operating and finance lease right-of-use assets	1,336
Cash and cash equivalents	4,977
Restricted cash	526
Accounts receivable	22,959
Goodwill	132,371
Acquired identifiable intangibles:
Customer relationships	266,633
Trade names and trademarks	1,623
Other assets	7,127
Accounts payable and accrued expenses	(45,000)
Notes payable	(3,878)
Operating and finance lease obligations	(1,336)
Unearned revenue	(3,536)
Deferred tax liability	(9,626)
Total consideration	$1,325,408

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we) is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 99% of the common general partnership interests as of December 31, 2019. Americold Realty Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the REIT, is the sole limited partner of the Operating Partnership, owning 1% of the common general partnership interests as of December 31, 2019. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
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
During the third quarter of 2019, the Company granted Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees of the Company, which are described further in Note 17. Upon vesting, these units will represent noncontrolling interests in the Operating Partnership that are not owned by Americold Realty Trust. The Company expects that the expense associated with the OP Units in the Operating Partnership will be immaterial to the consolidated financial statements of the Company and the Operating Partnership.
The Operating Partnership includes numerous qualified REIT subsidiaries (QRSs). Additionally, the Operating Partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly owned taxable REIT subsidiaries (TRSs).
Business and Industry Information
The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of December 31, 2019, the Company operated a global network of 178 temperature-controlled warehouses, with 160 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and three warehouses in Canada. The Company also owns and operates a limestone quarry.
The Company provides its customers with technological tools to review real-time detailed inventory information via the Internet. In addition, the Company manages customer-owned warehouses for which it earns fixed and incentive fees.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Ownership
Pre-Initial Public Offering (IPO)
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
In connection with the IPO, China Merchants Holds International Company (CMHI), as defined in Note 4, converted their Series B Preferred Shares into 4,432,034 common shares of the Company. After giving effect to the full exercise of the underwriters’ option to purchase additional common shares during the IPO, CMHI owned approximately 3.1% of the Company’s common shares.
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

•
The issuance of new senior secured credit facilities (2018 Senior Secured Credit Facilities), consisting of a five-year, $525.0 million senior secured term loan A facility (Senior Secured Term Loan A Facility), with net proceeds of $517.0 million, and a three-year, $400.0 million senior secured revolving credit facility (2018 Senior Secured Revolving Credit Facility). The 2018 Senior Secured Credit Facility also had an additional

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

$400.0 million accordion option. Upon the completion of the IPO, $525.0 million was outstanding under the Company’s Senior Secured Term Loan A Facility and no borrowings were outstanding under the Company’s 2018 Senior Secured Revolving Credit Facility. During the month following the IPO, the Company paid $50 million of principal on the Senior Secured Term Loan A Facility, resulting in an outstanding balance of $475.0 million.

September 2018 Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares that are subject to a forward sale agreement to be settled by September 2020. The term was extended from its original settlement of September 2019. The Company did not initially receive any proceeds from the sale of the common shares subject to the forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2018 forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the 2018 forward sale agreement, the Company expects that the common shares issuable upon settlement of the 2018 forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the 2018 forward sale agreement less the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the 2018 forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of December 31, 2019, the Company has not settled any portion of the 2018 forward sale agreement. Additionally, in connection with the the follow-on public offering, YF ART Holdings GP, LLC (YF ART Holdings), a partnership among investment funds affiliated with Yucaipa, sold 16.5 million common shares, affiliates of Goldman sold approximately 9.1 million common shares, and affiliates of Fortress sold approximately 7.2 million common shares.
Other Capital Markets Activity in 2018
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
On December 4, 2018, the Company recast its 2018 Senior Credit Facilities (2018 Senior Unsecured Credit Facility) to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. Refer to Note 10 for further details.

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
April 2019 Follow-On Public Offering
On April 22, 2019, the Company completed a follow-on public offering of 42,062,000 of its common shares, including 6,562,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares, at a public offering price of $29.75 per share, which generated net proceeds of approximately $1.21 billion to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 8,250,000 common shares pursuant to the 2019 forward sale agreement, which is expected to be settled within one year. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2019 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2019 forward contract as equity and therefore is exempt from derivative and fair value accounting. Refer to the above discussion under “September 2018 Follow-On Public Offering” for the earnings per share treatment and the impact as a result of this 2019 forward contract. The proceeds of the follow-on public offering were used to fund a portion of the purchase of Cloverleaf. We used the cash proceeds that we received upon settlement of the 2019 forward sale agreement on January 2, 2020 to fund the Nova Cold Logistics (Nova Cold) acquisition.
At the Market (ATM) Equity Program
On August 26, 2019, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through the ATM Equity Program. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There were no common shares sold under the ATM Equity Program during 2019.
Acquisitions
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.2 million, net of cash acquired.
On May 1, 2019, the Company entered into an equity purchase agreement to acquire Cloverleaf. The Company refers to the completion of the acquisition of Cloverleaf pursuant to the executed purchase agreement as “the Cloverleaf Acquisition”. The Company paid aggregate cash consideration of approximately $1.24 billion, net of cash acquired. The consideration paid by the Company was funded using net proceeds from the Company’s equity offering that closed on April 22, 2019, along with funds drawn under the Company’s senior unsecured revolving credit facility.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On May 1, 2019, the Company acquired Lanier Cold Storage (Lanier). The Company paid aggregate cash consideration of approximately $81.9 million, net of cash acquired.
On November 19, 2019, the Company acquired MHW Group Inc. (MHW). The Company paid aggregate cash consideration of approximately $50.1 million, net of cash acquired. Additionally, on this date the Company announced the acquisition of Nova Cold which closed in January 2020 for CAD $336.8 million. The Company funded the Nova Cold acquisition using a combination of equity from its April 2019 forward sale agreement, the Company’s revolving credit facility and cash on hand.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in these consolidated financial statements and the accompanying notes. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. Americold Realty Trust’s only material asset is its ownership of partnership interests of the Operating Partnership. As a result, Americold Realty Trust generally does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public securities from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates. Americold Realty Trust itself has not issued any indebtedness but guarantees the unsecured debt of the Operating Partnership and certain of its subsidiaries and affiliates, as disclosed in these notes.
The Operating Partnership holds substantially all the assets of the Company. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Americold Realty Trust, which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generally generates the capital required by the Company’s business primarily through the Operating Partnership’s operations, by the Operating Partnership’s or its affiliates’ direct or indirect incurrence of indebtedness or through the issuance of partnership units.
The presentation of shareholders’ equity and partners’ capital are the main areas of difference between the consolidated financial statements of Americold Realty Trust and those of the Operating Partnership. As of December 31, 2019 and for each of the years ended December 31, 2019, 2018 and 2017, the general partner, Americold Realty Trust

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

held a 99% interest in partnership units, and the limited partner, Americold Realty Operations, Inc. held a 1% interest in partnership units. The general partnership interests held by Americold Realty Trust in the Operating Partnership are presented as general partner’s capital within partners’ capital in the Operating Partnership’s consolidated financial statements and as common stock, additional paid-in capital and accumulated dividends in excess of earnings within shareholders’ equity in Americold Realty Trust’s consolidated financial statements. The limited partnership interests held by Americold Realty Operations, Inc., a wholly owned subsidiary of ART, in the Operating Partnership are presented as limited partners’ capital within partners’ capital in the Operating Partnership’s consolidated financial statements and within equity in Americold Realty Trust’s consolidated financial statements. The differences in the presentations between shareholders’ equity and partners’ capital result from the differences in the equity presented at the Americold Realty Trust and the Operating Partnership levels.
To help investors understand the significant differences between the Company and the Operating Partnership, these consolidated financial statements present the following notes to the consolidated financial statements for each of the Company and the Operating Partnership:
•Debt of the Company and Debt of the Operating Partnership
•Partners’ Capital
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
Property, Buildings and Equipment
Property, buildings and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 5 to 43 years for buildings and building improvements and 3 to 12 years for machinery and equipment. For the years ended December 31, 2019, 2018 and 2017, the Company recorded depreciation expense of $153.9 million, $116.0 million and $115.1 million, respectively. Depletion on the limestone quarry is computed by the units-of-production method based on estimated recoverable units. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in “Other expense, net” on the accompanying Consolidated Statements of Operations. Gains or losses from the sale of real estate assets are reported in the accompanying Consolidated Statement of Operations as an operating expense.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Costs incurred to develop software for internal use and purchased software are capitalized and included in “Machinery and equipment” on the accompanying Consolidated Balance Sheets. Capitalized software is amortized over the estimated life of the software which ranges from 3 to 10 years. Amortization of previously capitalized amounts was $6.4 million, $5.2 million and $5.0 million for 2019, 2018 and 2017, respectively, and is included in “Depreciation, depletion and amortization expense” on the accompanying Consolidated Statements of Operations.
Activity in real estate facilities during the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
	(In thousands)
Operating facilities, at cost:
Beginning balance	$2,575,367	$2,506,656
Capital expenditures	177,268	50,680
Acquisitions	975,045	—
Newly developed warehouse facilities	21,316	62,353
Disposition	(7,409)	(30,199)
Impairment	(12,555)	(747)
Conversion of leased assets to owned	—	8,405
Impact of foreign exchange rate changes	557	(21,781)
Ending balance	3,729,589	2,575,367
Accumulated depreciation:
Beginning balance	(827,892)	(770,006)
Depreciation expense	(114,512)	(87,355)
Dispositions	6,679	24,672
Impact of foreign exchange rate changes	(697)	4,797
Ending balance	(936,422)	(827,892)
Total real estate facilities	$2,793,167	$1,747,475

Non-real estate assets	197,835	92,226
Total property, buildings and equipment and finance leases, net	$2,991,002	$1,839,701

The total real estate facilities amounts in the table above include $76.8 million and $80.3 million of assets under sale-leaseback agreements accounted for as a financing lease as of December 31, 2019 and 2018, respectively. The Company does not hold title in these assets under sale-leaseback agreements.
During the second quarter of 2019, the Company sold an idle facility, which was written down earlier in 2019 resulting in an impairment charge of $2.9 million and the write-off of primarily “Buildings and improvements” on the accompanying Consolidated Balance Sheets. During the second quarter of 2018, the Company sold a facility resulting in an $8.4 million gain on sale of real estate and the write-off of primarily “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. In preparation of the exit of this facility, the Company transferred most of its customers inventory to other owned warehouses within the same region. During the fourth quarter of 2018, the Company disposed of an idle facility resulting in a $0.9 million loss on sale of real estate and the write-off of primarily “Land” and “Buildings and improvement” on the accompanying Consolidated Balance Sheets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

In February 2019, the Company acquired one facility and adjacent land in connection with the PortFresh Acquisition, with total property, buildings and equipment of $35.0 million. In May 2019, the Company acquired 21 facilities in connection with the Cloverleaf Acquisition, with total property, buildings and equipment of $891.3 million. Additionally, in May 2019, the Company acquired two facilities in connection with the Lanier Acquisition, with total property, buildings and equipment of $60.0 million. In November 2019, the Company acquired two facilities in connection with the MHW Acquisition, with total property, buildings and equipment of $49.4 million. During 2018, the Company purchased a portion of a facility that was previously operated under a lease agreement for $13.8 million.
In addition to selling and purchasing facilities, the Company also invested in development projects throughout 2019 and 2018. During the third quarter of 2018, the Company commenced operations in a production-advantaged facility in Middleboro, MA which cost approximately $23.5 million to construct. As of December 31, 2018, the Company was also constructing an automated expansion project at the Rochelle, IL facility. The expansion was completed during the second quarter of 2019, with a total cost of $89.7 million incurred as of December 31, 2019. During 2019, the Company began the “Atlanta Major Market Strategy” which includes the partial redevelopment of an existing warehouse facility. The costs incurred for this ongoing project totaled $30.6 million as of December 31, 2019. During the fourth quarter of 2019, the Company completed expansion projects at two legacy Cloverleaf facilities, Chesapeake, Virginia which totaled $24.3 million and North Little Rock, Arkansas which totaled $18.9 million. The costs incurred for the ongoing expansion project at the legacy Cloverleaf facility in Columbus, Ohio totaled $6.3 million as of December 31, 2019. The costs incurred for the ongoing development project at the legacy PortFresh site in Savannah, Georgia totaled $41.5 million as of December 31, 2019. Finally, the Company acquired land in Sydney, Australia during the second quarter of 2019 for $45.5 million for potential future development of a customer build-to-suit facility, for which it has recourse should the customer choose to not move forward with this development project. Refer to Note 30 regarding updates on this project that occurred subsequent to December 31, 2019.
Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within ASC 842, Leases, and a right-of-use (ROU) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less, and not expected to renew beyond 12 months, are not recorded on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. ROU assets are subsequently measured at the value of the remeasured lease liability, adjusted for the remaining balance of the following, as applicable: lease incentives, cumulative prepaid or accrued rent and unamortized initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Depreciation expense on assets acquired under financing leases is included in “Depreciation, depletion and amortization” on the accompanying Consolidated Statements of Operations. Depreciation expense on assets acquired under operating leases is included within cost of operations for the respective segment the asset pertains to, or within “Selling, general and administrative” for corporate assets on the accompanying

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Consolidated Statements of Operations. As with other long-lived assets, ROU assets are reviewed for impairment when events or change in circumstances indicate the carrying value may not be recoverable.
Operating leases are included in “Operating lease right-of-use assets”, “Accounts payable and accrued expenses” and “Operating lease obligations” on our Consolidated Balance Sheet. Financing lease assets are included in “Financing leases-net”, “Accounts payable and accrued expenses” and “Financing lease obligations” on our Consolidated Balance Sheet.
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
For the years ended December 31, 2019, 2018 and 2017, the Company recorded charges of $13.5 million, $0.7 million and $9.5 million, respectively, as “Impairment of long-lived assets” on the accompanying Consolidated Statements of Operations. During the first quarter of 2019, management and the Company’s Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of approximately 75% of the current warehouse, which was unused. The Company expects the remainder of the site to continue operating as normal during the construction period. As a result of this initiative, the Company impaired the carrying value of the portion of the warehouse no

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

longer in use, resulting in a charge of $9.6 million of Warehouse segment assets. Additionally, during the first quarter of 2019 the Company recorded an impairment charge of $2.9 million of Warehouse segment assets related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. The sale of this property was completed during the second quarter of 2019. During the second quarter of 2019, the Company recorded impairment charges of $0.9 million of Transportation segment assets related to the discontinued use of internally developed software and other personal property assets due to the loss of a significant customer relationship within our foreign operations. During the year ended December 31, 2018, the Company recorded an impairment charge of $0.7 million of Warehouse segment assets related to an idle domestic warehouse facility in anticipation of a future sale of the asset, which was subsequently completed during the fourth quarter of 2018. During the year ended December 31, 2017, the Company recorded $9.5 million of impairment associated with the planned disposal of certain facilities, with a net book value in excess of their estimated fair value based on third-party appraisals or purchase offers. All 2017 long-lived asset impairments related to the Warehouse segment.
Impairment of Other Assets
In 2017, the Company evaluated the limestone inventory held at its Quarry operations, and determined that approximately $2.1 million of that inventory was not of saleable quality. As a result, the Company recognized an impairment charge for that amount, which is included as a component of “Cost of operations related to other revenues” on the accompanying Consolidated Statements of Operations for the year ended December 31, 2017.
Also during 2017, the Company recognized an impairment charge totaling $6.5 million related to its investments in two joint ventures in China accounted for under the equity method. It was determined that the recorded investments were no longer recoverable from the projected future cash flows expected to be received from the ventures. The estimated fair value of each investment was determined based on an assessment of the proceeds expected to be received from the potential sale of the Company’s investment interests to the joint venture partner. The impairment charge is included in “Impairment of partially owned entities” on the accompanying Consolidated Statements of Operations for the year ended December 31, 2017.
There were no other asset impairment charges recorded during the years ended December 31, 2019 and 2018.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

During each of the years ended 2019, 2018 and 2017, we capitalized interest of approximately $3.3 million, $3.2 million, and $1.1 million, respectively. During the years ended 2019, 2018 and 2017, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.5 million, $0.6 million, and $0.2 million, respectively.
Business Combinations
For business combinations, the excess of purchase price over the net fair value of assets acquired and liabilities assumed is recorded as goodwill. In an asset acquisition where we have determined that the cost incurred differs from the fair value of the net assets acquired, we assess whether we have appropriately determined the fair value of the assets and liabilities acquired and we also confirm that all identifiable assets have been appropriately identified and recognized. After completing this assessment, we allocate the difference on a relative fair value basis to all assets acquired except for financial assets (as defined in ASC 860, Transfers and Servicing), deferred taxes, and assets defined as “current” (as defined in ASC 210, Balance Sheet).
Whether the acquired business is being accounted for as a business combination or an asset acquisition, the determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques. The Company estimates the fair values using observable inputs classified as Level 2 and unobservable inputs classified as Level 3 of the fair value hierarchy. Significant judgment is involved specifically in determining the estimated fair value of the acquired land and buildings and improvements and intangible assets. For intangible assets, we typically use the excess earnings method. Significant estimates used in valuing intangible assets acquired in a business combination include, but are not limited to, revenue growth rates, customer attrition rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. For land and buildings and improvements, we used a combination of methods including the cost approach to value buildings and improvements and the sales comparison approach to value the underlying land. Significant estimates used in valuing land and buildings and improvements acquired in a business combination include, but are not limited to estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market.
On May 1, 2019, the Company completed the acquisitions of Cloverleaf and Lanier, both of which are accounted for as business combinations. Refer to Note 3 for the disclosures related to these acquisitions.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Asset Acquisitions
We acquired PortFresh in an asset acquisition on February 1, 2019 for $35.2 million, net of cash. The cost incurred in connection with this asset acquisition was allocated primarily to $35.0 million of property, buildings and equipment, $0.4 million of an assembled workforce intangible asset and $0.6 million of other assets and liabilities, net. Additionally, we acquired MHW in an asset acquisition on November 19, 2019 for $50.1 million. The cost incurred in connection with this asset acquisition was allocated primarily to $49.4 million of property, buildings and equipment, $0.5 million of an assembled workforce intangible asset and $0.1 million of other assets and liabilities, net. Additionally, the purchase agreement included a call option to purchase land from the holder of the ground lease at for $4.1 million, which was exercised in January 2020. A right-of-use asset and related obligation were recorded for leases for approximately $4.5 million and $4.5 million, respectively.
Bridge Loan Commitment Fees
During the second quarter of 2019, we incurred costs of approximately $2.7 million related to unused bridge loan commitment fees in connection with the potential funding need to complete the Cloverleaf Acquisition which ultimately was not utilized. These costs are classified as a component of interest expense within the caption titled “Bridge loan commitment fees” and are presented within “Other expense” on the accompanying Consolidated Statement of Operations.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits, and short-term liquid investments purchased with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. As of December 31, 2019 and 2018, the Company held $34.1 million and $37.3 million, respectively, of cash and cash equivalents in bank accounts of its foreign subsidiaries.
Restricted Cash
Restricted cash relates to cash on deposit and cash restricted for the payment of certain property repairs or obligations related to warehouse properties collateralized by mortgage notes, cash on deposit for certain workers’ compensation programs and cash collateralization of certain outstanding letters of credit, and payment of costs to administer and service the New Market Tax Credit (“NMTC”) entity. Refer to Note 19 for further details of the New Market Tax Credit.
Restricted cash balances as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands)
2013 mortgage notes’ escrow accounts	$877	$974
2013 mortgage notes’ cash managed accounts	2,343	2,410
Cash on deposit for workers’ compensation program in Australia	2,525	2,635
New market tax credit reserve accounts	565	—
Total restricted cash	$6,310	$6,019

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
The following table provides a summary of activity of the allowance for doubtful accounts:

	Balance at beginning of year	Charged to expense/against revenue	Amounts written off, net of recoveries	Balance at end of year
Allowance for doubtful accounts:	(In thousands)
Year ended December 31, 2017	$4,072	2,510	(1,273)	$5,309
Year ended December 31, 2018	$5,309	1,969	(1,572)	$5,706
Year ended December 31, 2019	$5,706	3,608	(2,387)	$6,927

The Company records interest on delinquent billings within “Interest income” in the Consolidated Statements of Operations, offset by a bad debt provision equal to the amount of interest charged until collected.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Identifiable Intangibles Assets
Identifiable intangibles consist of a trade name and customer relationships.
Indefinite-Lived Asset
The trade name asset, with a carrying amount of $15.1 million as of December 31, 2019 and 2018, relates to “Americold” and has an indefinite life; thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2019, 2018 and 2017.
Finite-Lived Assets
Customer relationship assets are the Company’s largest finite-lived assets amortized over 6 to 25 years using a straight-line or accelerated amortization method dependent on the estimated benefits, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Customer relationship amortization expense for the years ended December 31, 2019, 2018 and 2017 was $7.9 million, $0.8 million and $0.9 million, respectively. The weighted-average remaining life of the customer relationship assets is 24.2 years as of December 31, 2019. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2019, 2018 and 2017.
Leasehold Interests - Below Market Leases, Above Market Leases and In-place Lease
In reference to certain temperature-controlled warehouses where the Company is the lessee in an acquired business, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date. In reference to certain temperature-controlled warehouses where the Company has a tenant lease assigned through an acquisition, the resulting intangible asset is amortized over the remaining term of the tenant lease and recorded to amortization expense. There were no impairments to leasehold interests for the years ended December 31, 2019, 2018 or 2017.
Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of “Interest expense” in the accompanying Consolidated Statements of Operations. The Company amortizes such costs based on the effective interest rate or on a straight-line basis. The Company uses the latter approach when the periodic amortization approximates the amounts calculated under the effective-interest rate method. Deferred financing costs related to revolving line of credits are classified as other assets, whereas deferred financing costs related to long-term debt are offset against “Mortgages notes, senior unsecured notes and term loan”, as applicable in the accompanying Consolidated Balance Sheets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Goodwill
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The Company estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows and a market-based approach. Future cash flows are estimated based upon certain economic assumptions. The estimates of future cash flows are subject, but not limited to the following significant assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates, which are affected by expectations about future market and economic conditions. The assumptions are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, an impairment loss would be calculated by comparing the implied fair value of goodwill to the reporting unit’s carrying amount. The excess of the fair value of the reporting unit over the amount assigned for fair value to its other assets and liabilities is the implied fair value of goodwill. There were no goodwill impairment charges for the years ended December 31, 2019, 2018 and 2017.
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
Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its shareholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its shareholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2019, 2018 and 2017. For all periods presented, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2019, 2018 and 2017, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), for the Company’s foreign entities, and a REIT excise tax payment in 2018 disclosed in Note 18 of these financial statements. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it has no undistributed E&P as of December 31, 2019. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.
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
The Company accrues liabilities when it believes that it is more likely than not that it will not realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. The Company recognizes interest and penalties related to unrecognized tax benefits within “Income tax (expense) benefit” in the accompanying Consolidated Statements of Operations.
The earnings of certain foreign subsidiaries, including any other components of the outside basis difference in these subsidiaries, are considered to be indefinitely reinvested, except for Canada and Hong Kong. The Company changed its assertion for its Canadian subsidiaries in 2018 to begin repatriating its unremitted earnings to the U.S. starting in 2018. The Company is also no longer permanently reinvested with regard to its investment in Hong Kong in 2019. If our plans change in the future for any other foreign subsidiary or if we elect to repatriate the unremitted earnings of our other foreign subsidiaries in the form of distributions or otherwise, we would be subject to additional income taxes which could result in a higher effective tax rate. As disclosed in Note 18 of these financial statements, the U.S. government enacted comprehensive tax legislation on December 22, 2017 which imposed a one-time inclusion for our REIT or tax for our TRS on the deemed repatriation of unremitted foreign earnings and profits. However, the Company has provided for local country withholding taxes related to the unremitted earnings to be repatriated in certain foreign jurisdictions to the U.S. TRS. With respect to the foreign subsidiaries owned directly by the REIT, any unremitted earnings would not be subject to additional U.S. level taxes because the REIT would distribute 100% of such earnings or would be subject to a participation exemption beginning in 2018.

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
From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency. These transactions are initially recorded in the functional currency of the subsidiary based on the applicable exchange rate in effect on the date of the transaction. On a monthly basis, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded in “Foreign currency exchange gain (loss), net” in the accompanying Consolidated Statements of Operations.
During the fourth quarter of 2018, the Company entered into two intercompany loan agreements, whereby the Australia and New Zealand entities borrowed from the U.S. entity. These intercompany loan agreements were denominated in the functional currency of the respective entities. The intercompany loan receivable balances as of December 31, 2019 are AUD $153.5 million and NZD $37.5 million, and are remeasured at the end of each month to the United States Dollar (USD) with any required adjustment recorded in “Foreign currency exchange gain (loss), net” in the accompanying Consolidated Statements of Operations. Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of foreign currency gain or loss, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to “Accumulated other comprehensive income (loss)”. Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of “Accumulated other comprehensive income (loss)” if a repayment of these loans is not anticipated.

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
The new standard requires disclosure of additional quantitative and qualitative information for lessee and lessor arrangements which has been included above in the Summary of Significant Accounting Policies and in Note 13.

Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates step two of the goodwill impairment test, and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. For public business entities that are SEC filers, this ASU is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2019 on a prospective basis and it did not have a material effect on its consolidated financial statements.
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption, including adoption in an interim period, is permitted. The Company adopted ASU 2017-12 on January 1, 2019 on a prospective basis and it did not have a material impact on its consolidated financial statements.
Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the use of the OIS rate based upon SOFR as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. The Alternative Reference Rates Committee announced

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

that it identified the Secured Overnight Funding Rate (SOFR) as its preferred alternative to LIBOR. The Company intends to continue to use LIBOR until its extermination date in 2021, and intends to replace LIBOR with SOFR at that time. The Company adopted ASU 2018-16 on January 1, 2019 and does not believe that the transition from LIBOR to SOFR will have a material impact on its consolidated financial statements.
Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which more closely aligns the accounting for employee and nonemployee share-based payments. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this standard on January 1, 2019 on a prospective basis, and it did not have a material impact on its consolidated financial statements.
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
Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, however, early adoption is permitted for all entities. The Company continues to assess the impact of adopting this standard and does not believe the adoption of ASU 2019-12 will have a material effect on its consolidated financial statements.
Other Presentation Matters
Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation on the Consolidated Statements of Operations, the Consolidated Statements of Shareholders’ Equity and the Consolidated Statements of Cash Flows. The Consolidated Statement of Operations reflects the reclassification required in the prior period upon addition of a new caption described as “Acquisition, litigation and other”, which was previously classified within “Selling, general and administrative”. Refer to Note 8 for further detail of this caption. The Consolidated Statements of Shareholders’ Equity reflects the reclassification required in the prior period upon addition of a new caption described as “Common share issuance related to share-based payment plans, net of shares withheld for employee taxes”, which was previously classified within “Share-based compensation expense (Stock Options and Restricted Stock Units)”. The Consolidated Statements of Cash Flows reflects the reclassification of certain immaterial amounts related to amortization from the caption previously described as “Multi-employer pension plan withdrawal expense and amortization” which is now classified within “Amortization of deferred financing costs and pension withdrawal liability”.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

3. Business Combinations
Acquisition of Cloverleaf
The Company completed the acquisition of privately-held Cloverleaf on May 1, 2019. A summary of the preliminary fair values of the assets acquired and liabilities assumed for total cash consideration of $1.24 billion, as well as adjustments made during 2019 (referred to as “measurement period adjustments”), is as follows (in thousands):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of the Acquisition Date (as Adjusted)(2)
Assets
Land	$59,363	$1,131	$60,494
Buildings and improvements	687,821	(19,670)	668,151
Machinery and equipment	144,825	822	145,647
Assets under construction	20,968	(3,994)	16,974
Operating lease right-of-use assets	1,254	—	1,254
Cash and cash equivalents	4,332	—	4,332
Restricted cash	—	526	526
Accounts receivable	21,358	220	21,578
Goodwill	107,643	18,297	125,940
Acquired identifiable intangibles:
Customer relationships	241,738	8,608	250,346
Trade names and trademarks	1,623	—	1,623
Other assets	18,720	(11,668)	7,052
Total assets	1,309,645	(5,728)	1,303,917
Liabilities
Accounts payable and accrued expenses	30,905	12,598	43,503
Notes payable	17,179	(13,301)	3,878
Operating lease obligations	1,254	—	1,254
Unearned revenue	3,536	—	3,536
Pension and postretirement benefits	2,020	(2,020)	—
Deferred tax liability	9,063	(195)	8,868
Total liabilities	63,957	(2,918)	61,039
Total consideration for Cloverleaf acquisition	$1,245,688	$(2,810)	$1,242,878
(1) The measurement period adjustments recorded in 2019 did not have a significant impact on our Consolidated Statements of Operations for the year ended December 31, 2019.
(2) The measurement period adjustments were primarily due to refinements to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments results in a net increase to goodwill.
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. Adjustments recorded subsequent to the acquisition date are detailed in the table above, and were not material to the Consolidated Balance Sheets, the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The preliminary purchase price allocation will be finalized within one year from the date of acquisition.
As shown above, the Company recorded approximately $125.9 million of goodwill related to the Cloverleaf Acquisition. The strategic benefits of the acquisition include the Company’s ability to add complementary customers into its network, provide an opportunity for growth in the Central and Southeast markets, deepen existing customer relationships, provide three expansion opportunities that are already under construction and leverage integration experience to drive synergies and further enhance the warehouse network for new and existing customers. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Cloverleaf acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded as a result of the Cloverleaf Acquisition to be deductible for federal income tax purposes. The goodwill related to the Cloverleaf Acquisition has been substantially assigned to the Warehouse segment, with a de minimis amount assigned to the Transportation segment. Deferred taxes may not be recorded for deductible goodwill unless the tax basis in goodwill exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income for both the REIT and its domestic TRS.
Also shown above, in connection with the Cloverleaf Acquisition the Company recorded an intangible asset of approximately $250.3 million for customer relationships which has been assigned a useful life of 25 years, and approximately $1.6 million for trade names and trademarks which has been assigned a useful life of 1.5 years. These intangible assets will be amortized on a straight-line basis over their respective useful lives. Based on the discussion under goodwill above, the Cloverleaf Acquisition resulted in federal income tax deductibility for a portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for both the REIT and its domestic TRS. The Company has recorded a deferred tax liability of $1.9 million for intangible assets.
The unaudited pro forma financial information set forth below is based on the historical Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, adjusted to give effect to the Cloverleaf Acquisition as if it had occurred on January 1, 2018. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisition of Cloverleaf.
On March 1, 2019, Cloverleaf acquired Zero Mountain, Inc. and Subsidiaries (Zero Mountain). As a result, we have included the results of operations of Zero Mountain in the below pro forma financial information. The pro forma adjustments made include the acquisition expenses incurred in connection with Cloverleaf’s acquisition of Zero Mountain.
The accompanying unaudited pro forma consolidated financial statements exclude the results of the Lanier acquisition, which was deemed immaterial. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company or the Operating Partnership would have been had the Cloverleaf Acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Americold Realty Trust and Subsidiaries

	Pro forma (unaudited)
	(in thousands, except per share data)
	Years Ended December 31,
	2019	2018
Total revenue	$1,859,265	$1,829,048
Net income available to common shareholders(1)	$52,026	$(3,232)
Net income per share, diluted(2)	$0.27	$(0.02)

Americold Realty Operating Partnership, L.P. and Subsidiaries

	Pro forma (unaudited)
	(in thousands, except per share data)
	Years Ended December 31,
	2019	2018
Total revenue	$1,859,265	$1,829,048
Net income available to common unitholders(1)	$52,026	$(3,232)
Net income per unit, diluted(2)	$0.27	$(0.02)
(1) Pro forma net income available to common shareholders was adjusted to exclude $26.6 million of acquisition related costs incurred by the Company during the year ended December 31, 2019, and to include these charges in pro forma net income for the year ended December 31, 2018.
(2)Adjusted to give effect to the issuance of approximately 42.1 million common shares in connection with the Cloverleaf Acquisition.
Since the date of acquisition, total revenues of approximately $152.8 million and net income of approximately $9.0 million associated with properties and operations acquired in the Cloverleaf Acquisition are included in the Consolidated Statements of Operations for the year ended December 31, 2019.
Acquisition of Lanier
The Company completed the acquisition of privately-held Lanier on May 1, 2019 for total cash consideration of $81.9 million, net of cash received. The allocation of consideration primarily included $60.0 million of property, buildings and equipment, $6.4 million of goodwill, and $16.3 million of customer relationship intangible assets. The customer relationship asset has been assigned a useful life of twenty-five years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the increased presence in the north Georgia poultry market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Lanier acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. Adjustments recorded subsequent to the acquisition date were not material to the Consolidated Balance Sheets, the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquistion.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

4. Equity-Method Investments
During 2010, the Company, through its wholly owned subsidiaries, made total cash investments of $46.2 million in two newly-formed Hong Kong entities, China Merchants Americold Holdings Logistics Company Limited (CMAL) and China Merchants Americold Holdings Company Limited (CMAH, together with CMAL, the Joint Venture, or China JV). Through these subsidiaries, the Company acquired a 49% interest in the Joint Venture, while China Merchants Holdings International Company (CMHI) acquired the remaining 51% interest in the Joint Venture. CMHI is a Hong Kong based entity that is part of the China Merchants Group. Other affiliates of CMHI subsequently purchased 50,000 shares of the Company’s Series B Preferred Shares, subsequently converted to common shares in connection with our IPO. The Joint Venture was formed with the purpose of acquiring, owning, and operating temperature-controlled warehouses, primarily in the People’s Republic of China. During 2015, the Company made an additional capital contribution of $1.3 million to the Joint Venture for general corporate purposes.
In 2017, the Company recognized an impairment charge totaling $6.5 million related to our investment in the Joint Venture as we determined that the recorded investment was no longer recoverable from the projected future cash flows expected to be received from the Joint Venture. The estimated fair value of this investment was determined based on active negotiations of the proceeds expected to be received from the potential sale of our investment interests to the joint venture partner.
During the third quarter of 2019, the Company completed the sale of its equity interest in its China JV to an affiliate of its joint venture partner for total cash consideration of $15.0 million. The resulting gain on the sale of the China JV totaled $4.3 million and is included in “Gain from sale of partially owned entities” on the accompanying Consolidated Statements of Operations. The gain recorded includes $2.6 million related to cumulative foreign currency translation historically recorded through Other Comprehensive Income which stemmed from the remeasurement of the foreign denominated equity-method investment in the China JV. The following tables summarize the financial information of the Company’s China JV for the periods presented, prior to disposition.

The condensed summary financial information for the Company’s China JV is as follows for the portion of the year which the Company held ownership interest in the China JV during 2019 and the full year ended December 31, 2018:

	2019
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$28,334	$10,907	$39,241
Operating (loss) income	$(348)	$1,920	$1,572
Net (loss) income	$(507)	$1,018	$511
Company’s (loss) income from partially owned entities	$(429)	$318	$(111)

	2018
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$37,458	$13,621	$51,079
Operating (loss) income	$(1,748)	$2,432	$684
Net (loss) income	$(1,960)	$1,651	$(309)
Company’s (loss) income from partially owned entities	$(1,419)	$350	$(1,069)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2017
Condensed results of operations	CMAL	CMAH	Total
	(In thousands)
Revenues	$38,662	$12,294	$50,956
Operating (loss) income	$(2,052)	$314	$(1,738)
Net loss	$(2,479)	$(296)	$(2,775)
Company’s loss from partially owned entities	$(1,143)	$(220)	$(1,363)
In addition to the China JV, the Company had an investment in a joint venture accounted for under the equity-method, for which a complete return of capital totaling $2.0 million was received during the first quarter of 2019, eliminating the Company’s involvement in the joint venture.
5. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Warehouse	Third-party managed	Transportation	Total
	(In thousands)
December 31, 2016	$171,582	$3,056	$12,167	$186,805
Impact of foreign currency translation	972	8	384	1,364
December 31, 2017	172,554	3,064	12,551	188,169
Impact of foreign currency translation	(1,658)	(174)	(242)	(2,074)
December 31, 2018	170,896	2,890	12,309	186,095
Goodwill acquired	130,919	—	1,452	132,371
Impact of foreign currency translation	9	(8)	16	17
December 31, 2019	$301,824	$2,882	$13,777	$318,483

The goodwill acquired in 2019 primarily related to the Cloverleaf and Lanier acquisitions in the Warehouse segment. Refer to Note 3 for additional information.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Intangible assets subject to amortization as of December 31, 2019 and 2018 are as follows:

	Customer relationships	Above-market leases	In-place lease	Below-market leases	Assembled Workforce	Trade names and trademarks	Total
	(In thousands, except years)
Gross	$33,788	$143	$3,778	$9,126	$—	$—	$46,835
Additions	266,633	—	—	—	908	1,623	269,164
Accumulated amortization	(38,036)	(60)	(1,578)	(5,794)	(128)	(721)	(46,317)
Net definite lived intangible assets	$262,385	$83	$2,200	$3,332	$780	$902	269,682
Indefinite lived intangible asset (Trade name)							15,076
Identifiable intangible assets – net, December 31, 2019							$284,758
Weighted-average remaining useful life at December 31, 2019	24.2	3.8	3.8	32.6	2.7	0.8	23.9

Gross	$33,788	$143	$3,778	$9,126	$—	$—	$46,835
Additions	—	—	—	—	—	—	—
Accumulated amortization	(30,169)	(38)	(1,004)	(5,644)	—	—	(36,855)
Net definite lived intangible assets	$3,619	$105	$2,774	$3,482	$—	$—	9,980
Indefinite lived intangible asset (Trade name)							15,076
Identifiable intangible assets – net, December 31, 2018							$25,056
Weighted-average remaining useful life at December 31, 2018	9.1	4.8	4.8	33.2	N/A	N/A	16.3

Additions in 2019 relate to the Cloverleaf, Lanier, MHW and PortFresh acquisitions. Refer to Notes 2 and 3 for further details of each acquisition.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table describes the estimated amortization of intangible assets for the next five years and thereafter. In addition, the table describes the net impact on rent expense due to the amortization of below-market leases for the next five years and thereafter:

	Estimated Amortization of Customer Relationships, In-Place Lease, Assembled Workforce, Trade names and Trademarks Intangible Assets	Estimated Net Decrease to Lease Revenue Related to Amortization of Above-Market Leases	Estimated Net Increase to Lease Expense Related to Amortization of Below-Market Leases
	(In thousands)
Years Ending December 31:
2020	$13,110	$22	$151
2021	12,119	22	151
2022	11,902	22	151
2023	11,543	17	106
2024	10,976	—	102
Thereafter	206,617	—	2,671
Total	$266,267	$83	$3,332

6. Other Assets
Other assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands)
Various insurance and workers’ compensation receivables	$12,143	$9,595
Prepaid accounts	11,345	12,532
Inventory and supplies	9,371	7,875
Other receivables	7,528	8,770
Fair value of derivatives	6,886	2,283
Marketable securities - (Deferred compensation plan)	4,895	3,072
Utility, workers’ compensation escrow and lease deposits	4,222	1,726
Deferred financing costs	2,767	5,437
Deferred registration statement costs	912	—
Income taxes receivable	885	6,978
Deferred tax assets	418	391
	$61,372	$58,659

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands)
Trade payables	$109,222	$85,038
Accrued workers’ compensation liabilities	30,642	30,585
Accrued payroll	17,104	12,238
Accrued bonus	20,729	17,335
Accrued vacation and long service leave	16,403	14,988
Accrued health benefits	13,020	10,987
Accrued property taxes	20,370	14,376
Accrued utilities	7,854	6,274
New market tax credit deferred contribution liability	4,882	—
Income taxes payable	997	290
Dividends payable	39,753	28,540
Accrued interest	24,872	4,843
Other accrued expenses	45,115	27,586
	$350,963	$253,080

8. Acquisition, Litigation and Other Charges
The components of the charges included in “Acquisition, litigation and other” in our Consolidated Statements of Operations are as follows (in thousands):

	Years Ended December 31,
Acquisition, litigation and other	2019	2018	2017
Acquisition related costs	$24,284	$671	$—
Litigation	4,553	—	—
Strategic alternative costs	—	—	8,136

Other:
Severance, equity award modifications and acceleration	9,789	2,053	516
Non-offering related equity issuance expenses	1,356	1,813	—
Terminated site operations costs	632	(1,804)	2,677
Non-recurring public company implementation costs	—	1,202	—
Total other	11,777	3,264	3,193

Total acquisition, litigation and other	$40,614	$3,935	$11,329

Acquisition related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Acquisition costs for the year ended December 31, 2019, primarily consisted of a $10.0 million investment advisory fee, employee retention expense, non-capitalizable legal and professional fees related to completed and potential acquisitions, and acquisition integration costs. Refer to Note 3 for further information regarding acquisitions completed in the current year.

Litigation costs consist of expenses incurred in order to defend the Company from litigation charges outside of the normal course of business as well as related settlements not in the normal course of business. Litigation costs incurred in connection with matters arising from the ordinary course of business are expensed as a component of “Selling, general and administrative expense” on the Consolidated Statements of Operations.

Strategic alternative costs consist of operating costs associated with our review of various contemplated strategic transactions prior to our initial public offering.

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the year ended December 31, 2019, we recognized $2.4 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf Acquisition, $1.2 million of severance related to the departure of two former executives, $3.0 million related to a reduction in headcount within our international operations from organizational realignments, as well as $3.1 million of accelerated equity award vesting. Refer to Note 17 for further details of all equity modifications and equity acceleration.

Non-offering related equity issuance expense consists of non-registration statement related legal fees associated with the selling shareholders’ secondary public offering completed during the first quarter of 2019, which consisted solely of shares sold by YF ART Holdings and Goldman Sachs and affiliates (see Note 1 for more information). The Company received no proceeds from the secondary offering. Non-offering related equity issuance expense for the year ended December 31, 2018 consisted of non-capitalizable legal and professional fees associated with the September 2018 follow-on equity issuance and non-registration statement related costs and an Australian stamp duty tax related to the Company’s IPO.

Terminated site operations costs relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. In 2018, the Company was released from liability under a previously exited leased facility, for which we originally recorded in 2017 a charge of $2.1 million repair expense to return the site to its original condition. As a result, we reversed this charge in 2018. In total, $0.3 million was paid in conjunction with the exit of this facility.
Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our Consolidated Statement of Operations.

Non-recurring public company implementation costs for the year ended December 31, 2018, represent costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9. Debt of the Company
In this Note 9, the “Company” refers only to Americold Realty Trust and not to any of its subsidiaries.
The Company itself does not have any indebtedness. All debt is held directly or indirectly by the Operating Partnership.
The Company guarantees the Operating Partnership’s obligations with respect to its outstanding debt as of December 31, 2019 and 2018, as detailed in Note 10, with the exception of the 2013 Mortgage Loans which have limited guarantees for fraud and environmental carve-outs by Americold Realty Operating Partnership, L.P.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

10. Debt of the Operating Partnership
A summary of outstanding indebtedness of the Operating Partnership as of December 31, 2019 and 2018 is as follows (in thousands):

		Contractual Interest Rate	Effective Interest Rate as of December 31, 2019	2019		2018
Indebtedness	Stated Maturity Date			Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$181,443	$184,618	$187,957	$184,667
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,525	70,000	67,900
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,320	32,000	31,120
Total 2013 Mortgage Loans				283,443	287,463	289,957	283,687

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	217,750	200,000	202,500
Series B notes	1/2029	4.86%	4.92%	400,000	439,000	400,000	407,000
Series C notes	1/2030	4.10%	4.15%	350,000	366,625	—	—
Total Senior Unsecured Notes				950,000	1,023,375	600,000	609,500

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.00%	3.14%	475,000	472,625	475,000	472,625

Total principal amount of indebtedness				1,708,443	1,783,463	1,364,957	1,365,812
Less deferred financing costs				(12,996)	n/a	(13,943)	n/a
Total indebtedness, net of unamortized deferred financing costs				$1,695,447	$1,783,463	$1,351,014	$1,365,812

2018 Senior Unsecured Revolving Credit Facility(1)	1/2021	L+0.90%	0.36%	$—	$—	$—	$—

(1)	L = one-month LIBOR
2018 Senior Unsecured Credit Facility
On December 4, 2018, the Company entered into the 2018 Senior Unsecured Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by five basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. The unamortized balance of Term Loan A debt issuance costs are included in “Mortgage notes, senior unsecured notes and term loan” on the accompanying Consolidated Balance Sheets. As of December 31, 2019, $2.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Consolidated Balance Sheet.
On September 24, 2019, the Company reduced our interest rate margins from 1.45% to 1.00% on the Term Loan A, and 1.45% to 0.90% on the Revolving Credit Facility. In addition, the Company decreased the fee on unused borrowing capacity to a flat 20 basis points regardless of the percentage of total commitment used. The Company received a favorable credit rating during the third quarter of 2019. This rating, when combined with existing ratings, allowed the Company to transition to a favorable ratings-based pricing grid.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Our 2018 Senior Unsecured Revolving Credit Facility is structured to include a borrowing base, which allows us to borrow against the lesser of our Senior Unsecured Term Loan A Facility balance outstanding, our Senior Unsecured Notes balance outstanding, $800 million in revolving credit commitments, and the value of certain owned real estate assets and ground leased assets.

Our 2018 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a minimum borrowing base coverage ratio of greater than or equal to 1.00 to 1.00;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00;

•	a minimum borrowing base debt service coverage ratio of greater than or equal to 2.00 to 1.00;

•	a minimum tangible net worth requirement of greater than or equal to $1.1 billion plus 70% of any future net equity proceeds following the completion of the IPO transactions;

•	a maximum recourse secured debt ratio of less than or equal to 15% of our total asset value; and

•	a maximum secured debt ratio of less than or equal to 40% of total asset value.
Our 2018 Senior Unsecured Credit Facility is fully recourse to our Operating Partnership. As of December 31, 2019, the Company was in compliance with all debt covenants.
Series A, B and C Senior Unsecured Notes
On November 6, 2018, the Company priced a debt private placement transaction consisting of (i) $200 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), (collectively referred to as the “Senior Unsecured Notes”). The transaction closed on December 4, 2018. Interest will be paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The notes are general unsecured senior obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (2010 Mortgage Loans). The Company also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan (ANZ Loans). See below for further detail regarding the early extinguishment of debt under Loss on debt extinguishment, modifications and termination of derivative instruments.
On April 26, 2019, we priced a debt private placement transaction consisting of $350 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment will include interest accrued since May 7, 2019. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions, and general corporate purposes.
The Senior Unsecured Notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment, or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 day’s written notice whenever it intends to prepay any portion of the debt.
If a change in control occurs for the Company, the Company must issue an offer to prepay the remaining portion of the debt to the lenders. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest.
The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, the Company is required to maintain at all times a debt rating for each series of notes from a nationally recognized statistical rating organization. The Senior Unsecured Notes agreement includes the following financial covenants:

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
As of December 31, 2019, the Company was in compliance with all debt covenants.
2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322.0 million, which we refer to as the 2013 Mortgage Loans. The debt consists of a senior debt note and two mezzanine notes. The components are cross-collateralized and cross-defaulted. The senior debt note requires monthly principal payments. The mezzanine notes require no principal payments until the stated maturity date in May 2023. The interest rates on the notes are fixed and range from 3.81% to 11.50% per annum. The senior debt note and the two mezzanine notes remain subject to yield maintenance provisions. We used the net proceeds of these loans to refinance certain mortgage loans, acquire two warehouses, and fund general corporate purposes.
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2019, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.2 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The debt service coverage ratio as of December 31, 2019 was 1.76x. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.
The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of December 31, 2019, the Company was in compliance with all debt covenants.
Debt Covenants
The Company’s Senior Unsecured Credit Facilities, the Senior Unsecured Notes, and 2013 Mortgage Loans require financial statement reporting, periodic requirements to report compliance with established thresholds and performance measurements, and affirmative and negative covenants that govern allowable business practices of the Company. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

maintenance of REIT status, and the Company’s ability to enter into certain types of transactions or exposures in the normal course of business. As of December 31, 2019, the Company was in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
During 2018, the Company completed multiple refinancing and extinguishment of debt transactions resulting in an aggregate amount of $47.6 million each of which was recorded to “Loss on debt extinguishment, modifications and termination of derivative instruments”. During the first quarter of 2018, simultaneous with the IPO, the Company closed on a Senior Secured Term Loan A and repaid the Term Loan B. Shortly thereafter, the Company amended the facility by repaying a portion of the Term Loan A and increasing the capacity on the revolving credit facility. The total amount recorded as a result of these transactions totaled $21.4 million, representing the write-off of unamortized deferred financing costs and debt discount from Term Loan B. During the fourth quarter of 2018, the 2010 Mortgage Loans were extinguished. This resulted in an $18.5 million defeasance fee, as well as a $3.4 million write-off of unamortized deferred financing costs. Additionally, during the fourth quarter of 2018, the ANZ Loans were fully prepaid, which resulted in a write-off of $2.2 million in unamortized deferred financing costs and $1.8 million charge for termination of the related interest rate swaps.
The aggregate maturities of indebtedness as of December 31, 2019, including amortization of principal amounts due under the mortgage notes for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2020	$6,750
2021	7,035
2022	7,312
2023	737,346
2024	—
Thereafter	950,000
Aggregate principal amount of debt	1,708,443
Less unamortized deferred financing costs	(12,996)
Total debt net of deferred financing costs	$1,695,447
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
11. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedges $100 million of variable interest-rate debt, or 21%, of the Company’s outstanding variable-rate debt as of December 31, 2019. The August 2019 agreement hedges $225 million of variable interest-rate debt, or 47%, of the Company’s outstanding variable-rate debt as of December 31, 2019. Each agreement converts the Company’s variable-rate debt to a fixed-rate basis for the next five years, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as an increase to interest expense. The Company classifies cash inflows and outflows from derivatives within operating activities on the Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at December 31, 2019.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as a decrease to interest expense. The Company classifies cash inflows and outflows from derivatives within operating activities on the Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign currencies against its functional currency, the US dollar.  Periodically, the Company uses foreign currency derivatives including currency forward contracts to manage its exposure to fluctuations in the CAD-USD exchange rate. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. As a result, the changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2019, the Company had two outstanding foreign exchange forward contracts, which were entered into in conjunction with the funding of the Nova Cold Acquisition that were not designated as hedges in a qualifying hedging relationship. The first contract was entered into in December 2019 with a notional to purchase 217.0 million CAD and sell USD maturing on January 2, 2020. The second contract was entered into simultaneously with a notional to sell 217 million CAD and purchase USD maturing on January 31, 2020. The net unrealized gain

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(loss) on the change in fair value of the outstanding foreign exchange forward contracts included within “Foreign currency exchange gain (loss), net” on the accompanying Consolidated Statement of Operations for the year ended December 31, 2019 was less than ($0.1) million.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments within “Other assets” and “Accounts payable and accrued expenses” as of December 31, 2019 and 2018 (in thousands):

	Derivative Assets		Derivative Liabilities
	As of December 31,		As of December 31,
	2019	2018	2019	2018
Designated derivatives
Foreign exchange contracts	$1,376	$2,283	$—	$—
Interest rate contracts	2,933	—	3,505	—

Undesignated derivatives
Foreign exchange forwards	2,546	—	2,589	—
Total fair value of derivatives	$6,855	$2,283	$6,094	$—
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	As of December 31,				As of December 31,
	2019	2018	2017		2019	2018	2017
Interest rate contracts	$(571)	$(1,422)	$1,422	Interest expense	$248	$(1,191)	$(1,547)
Foreign exchange contracts	(879)	2,283	—	Foreign currency exchange gain, net	(264)	3,449	—
Foreign exchange contracts	—	—	—	Interest expense	58	—	—
Total designated cash flow hedges	$(1,450)	$861	$1,422		$42	$2,258	$(1,547)

Total interest expense recorded in the Consolidated Statements of Operations was $94.4 million, $93.3 million and $114.9 million during the years ended December 31, 2019, 2018 and 2017, respectively. Total “Foreign currency exchange gain (loss), net”, recorded in the accompanying Consolidated Statements of Operations was nominal, $2.9 million and ($3.6) million during the years ended December 31, 2019, 2018, and 2017, respectively.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2019 and 2018, respectively. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Consolidated Balance Sheets (in thousands):

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

December 31, 2019
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,855	$—	$6,855	$(3,966)	$—	$2,889

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(6,094)	$—	$(6,094)	$3,966	$—	$(2,128)

December 31, 2018
Offsetting of Derivative Assets
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,283	$—	$2,283	$—	$—	$2,283

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

As of December 31, 2019, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.6 million. As of December 31, 2019, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $3.6 million.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Refer to Note 22 for additional details regarding the impact of the Company’s derivatives on AOCI for the years ended December 31, 2019, 2018 and 2017, respectively.
12. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of December 31, 2019 and 2018 are as follows:

	Maturity	Interest Rate as of December 31, 2019	2019	2018
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,994	$19,265
11 warehouses – 2007	9/2027	7.00%-19.59%	96,765	99,655
Total sale-leaseback financing obligations			$115,759	$118,920

In September 2010, the Company entered into a transaction by which it assigned to an unrelated third party its fixed price “in the money” purchase option of $18.3 million on a warehouse it was leasing in Ontario, California. The purchase option was exercised in September 2010, and the Company simultaneously entered into a new 20-year lease agreement with the new owner and received $1.0 million of consideration to use towards warehouse improvements. Under the terms of the new lease agreement, the Company will exercise control over the asset for more than 90% of the asset’s remaining useful life, and it has a purchase option within the last six months of the initial lease term at 95% of the fair market value as of the date such option is exercised. The transaction was accounted for as a financing whereby the Company recognized a long-lived asset equal to the purchase price of $18.2 million, a receivable of $1.0 million for the additional consideration, and a financing obligation of $19.2 million. During 2019 and 2018, the principal balance was amortized by nominal amounts. The long-lived asset is being depreciated on a straight-line basis over its remaining economic useful life and a proportionate amount of each periodic rental payment is being charged to interest expense on the effective-interest-rate method.

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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2019, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Years Ending December 31:	(In thousands)
2020	$17,087
2021	17,351
2022	17,619
2023	17,892
2024	18,170
Thereafter	115,090
Total minimum payments	203,209
Interest portion	(87,450)
Present value of net minimum payments	$115,759

13. Lease Accounting
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
As of December 31, 2019, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows (in thousands):

Year Ended December 31, 2019
Components of lease expense:
Operating lease cost (a)	$29,205
Financing lease cost:
Depreciation	11,252
Interest on lease liabilities	2,941
Sublease income (b)	(499)
Net lease expense	$42,899
(a) Includes short-term lease and variable lease costs, which are immaterial.
(b) Sublease income relates to two warehouses in the U.S. and New Zealand.
For the years ended December 31, 2018 and 2017, rent expense of $36.7 million and $42.3 million, respectively, was recorded pursuant to ASC 840, Leases.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Other information related to leases is as follows:

Year Ended December 31, 2019

Supplemental Cash Flow Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(24,992)
Operating cash flows from finance leases	$(2,941)
Financing cash flows from finance leases	$(13,339)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$12,492
Finance leases	$30,416
Weighted-average remaining lease term (years)
Operating leases	6.1
Finance leases	4.4
Weighted-average discount rate
Operating leases	4.1%
Finance leases	5.5%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows (in thousands):

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
2020	$23,399	$18,534	$41,933
2021	12,306	17,217	29,523
2022	9,622	11,987	21,609
2023	8,039	8,538	16,577
2024	4,596	4,827	9,423
Thereafter	14,296	5,386	19,682
Total future minimum lease payments	72,258	66,489	138,747
Less: Interest	(9,737)	(8,249)	(17,986)
Total future minimum lease payments less interest	$62,521	$58,240	$120,761

Reported as of December 31, 2019
Accounts payable and accrued expenses	$179	$70	$249
Operating lease obligations	62,342	—	62,342
Finance lease obligations	—	58,170	58,170
Total lease obligations	$62,521	$58,240	$120,761

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
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, storage and warehouse services” in the accompanying Consolidated Statements of Operations as denoted in Note 27 “Revenues from Contracts with Customers”.
Property, buildings and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. The gross value and net value of these assets was $786.4 million and $600.1 million, for Land and Buildings and improvements, respectively, as of December 31, 2019. Depreciation expense for such assets was $23.1 million for the year ended December 31, 2019.
Future minimum lease payments due from our customers on leases as of December 31, 2019 were as follows (in thousands):

Operating Leases
Year ending December 31,
2020	$16,736
2021	13,223
2022	11,244
2023	9,782
2024	7,274
Thereafter	18,920
Total	$77,179
14. Fair Value Measurements
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
The Company’s mortgage notes, senior unsecured notes, and term loan are reported at their aggregate principal amount less unamortized deferred financing costs on the accompanying Consolidated Balance Sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, senior unsecured notes, and term loan are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, trading data on comparable unsecured industrial REIT debt, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. Refer to Note 20 for the fair value of the pension plan assets. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy for the years ended December 31, 2019 and 2018.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Additionally, the assets and liabilities recorded through acquisitions are measured at fair value on a non-recurring basis. Refer to Note 2 for asset acquisitions and Note 3 for business combinations, and the respective purchase price allocation of the Company’s acquisitions. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31,
		2019	2018
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$2,936	$—
Interest rate swap liability	Level 2	3,507	—
Cross-currency swap asset	Level 2	1,404	2,283
Foreign exchange forward contract asset	Level 2	2,546	—
Foreign exchange forward contract liability	Level 2	2,589	—
Assets held by various pension plans:
	Level 1	35,317	30,281
	Level 2	33,991	29,456
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loan(1)	Level 3	$1,783,463	$1,365,812

(1)The carrying value of mortgage notes, senior unsecured notes and term loan is disclosed in Note 10.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

15. Dividends and Distributions
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
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares in 2019, 2018 and 2017:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2019 (Common Shares)
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December (a)		—	(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	$0.2000	30,235	30,235
March (b)		—	(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	$0.2000	38,764	38,764
June (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.2000	38,795	38,795
October (d)		—	(170)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2020)	$0.2000	38,796	—
		$146,590	$135,443

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

(b)	Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

(c)	Declared in June and included in the $38.8 million declared, see description to the right regarding timing of payment.

(d)	Declared in September and included in the $38.8 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2018
Month Declared/Paid	Dividend Per Share	Distributions Declared		Distributions Paid
		Common Shares	Series B Preferred Shares	Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
January (a)	$0.0186	$1,291	$619	$1,291	$619
March/April	$0.1396	20,145	—	20,145
March (c)		—	—	(79)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	—	20	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	$0.1875	27,250	—	27,250	—
June (d)		—	—	(118)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	—	28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.1875	28,072	—	28,072
October(e)		—	—	(114)	—	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	—	28	—	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2019)	$0.1875	28,218	—	—	—
		$104,976		$76,523

Series B Preferred Shares - Fixed Dividend
January (a)			1,198		1,198
Total distributions paid to holders of Series B Preferred Shares (b)			$1,817		$1,817

(a)	Stub period dividend paid to shareholders of record prior to the IPO.

(b)	Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.

(c)	Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.

(d)	Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.

(e)	Declared in September and included in the $28.1 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2017
Month Declared	Dividend Per Share	Distributions Paid			Month Paid
		Common Shares	Series B Preferred Shares
(In thousands, except per share amounts)
March	$0.0730	$5,053	$2,421		April
June	$0.0730	5,054	2,422		July
September	$0.0730	5,053	2,421		October
December	$0.0730	5,054	2,422		December
		$20,214	9,686	(a)

Series B Preferred Shares - Fixed Dividend			18,750	(b)
Total distributions paid to holders of Series B Preferred Shares			$28,436

(a)	Participating dividend.

(b)	Paid in equal quarterly amounts along with the participating dividend.

The dividends declared and paid to holders of Series A Preferred Shares were $0.001 million and $0.016 million for the years ended December 31, 2018 and 2017, respectively. In 2018, in connection with the IPO, all outstanding Series A Preferred Shares were redeemed and there were no dividends for the year ended December 31, 2019.
For income tax purposes, distributions to preferred and common shareholders are characterized as ordinary income, capital gains, or as a return of shareholder invested capital. The composition of the Company’s distributions per common share and per preferred share is as follows:

Common Shares	2019	2018	2017
Ordinary income	83%	66%	85%
Capital gains	0%	0%	0%
Return of capital	17%	34%	15%
	100%	100%	100%

Preferred Shares	2019	2018	2017
Ordinary income	N/A	100%	100%
Capital gains	N/A	0%	0%
Return of capital	N/A	0%	0%
	N/A	100%	100%

16. Partners’ Capital
Allocations of Net Income and Net Losses to Partners
The Operating Partnership’s net income will generally be allocated to Americold Realty Trust (the general partner) and the Operating Partnership’s limited partner, Americold Realty Operations Inc., and certain trustees of Americold Realty Trust, in accordance with the respective percentage interests in the units issued by the Operating Partnership.

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
Distributions
All distributions on our units are at the discretion of Americold Realty Trusts’ Board of Trustees. We have declared and paid the following distributions to Americold Realty Trust for the years ended December 31, 2019, 2018 and 2017 (in thousands):

2019
Month Declared/Paid	Distributions Declared	Distributions Paid
December (2018)/January	$—	$28,098
March/April	30,235	30,108
June/July	38,764	38,605
September/October	38,795	38,632
December/January (2020)	38,796	—
	$146,590	$135,443

2018
Month Declared/Paid	Distributions Declared	Distributions Paid
January (a)	$3,242	$3,242
March/April	20,145	20,086
June/July	27,250	27,160
September/October	28,072	27,986
December/January (2019)	28,218	—
	$106,927	$78,474

(a)	Stub period distribution paid to Parent immediately prior to the IPO.

2017
Month Declared/Paid	Distributions Paid
March/April	$12,161
June/July	12,171
September/October	12,162
December	12,172
$48,666

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

17. Share-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based, performance-based and market performance-based equity awards. Time-based and cliff vesting market performance-based awards are recognized on a straight-line basis over the employees’ requisite service period, as adjusted for estimate of forfeitures. Performance-based awards are recognized ratably over the vesting period using a graded vesting attribution model upon the achievement of the performance target, as adjusted for estimate of forfeitures. The only performance-based awards issued by the Company were granted in 2016 and 2017.
Aggregate share-based compensation charges were $15.9 million, $10.7 million and $2.4 million during the years ended December 31, 2019, 2018 and 2017, respectively. Approximately $12.8 million, $8.7 million and $2.4 million of these charges were considered routine share-based compensation expense, and were included as a component of “Selling, general and administrative” expense on the accompanying Consolidated Statements of Operations during the years ended December 31, 2019, 2018 and 2017, respectively. Approximately $3.1 million of share-based compensation expense was recorded during the year ended December 31, 2019 due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation, and were included as a component of “Acquisition, litigation and other” expense on the accompanying Consolidated Statements of Operations. Approximately $2.0 million of share-based compensation expense was recorded during the year ended December 31, 2018 as a result of modification to certain restricted stock units, and is included as a component of “Acquisition, litigation and other” expense on the accompanying Consolidated Statements of Operations. The award modifications and awards with accelerated vesting are discussed further under the section “Modification of Restricted Stock Units and Accelerated Vesting of Awards”. As of December 31, 2019, there was $24.7 million of unrecognized share‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.9 years.
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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and paid upon the vesting of the awards. Time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of December 31, 2019 and 2018, the Company accrued $1.1 million and $0.4 million, respectively, of dividend equivalents on unvested units payable to employees and non-employee trustees.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Modification of Restricted Stock Units and Accelerated Vesting of Awards
On January 4, 2018, the Company’s Board of Trustees approved the modification of awards to allow the grant of dividend equivalents to all participants in the 2010 Plan with respect to any and all vested restricted stock units of the Company that have not been settled or converted to shares pursuant to the 2010 Plan. On the same day, the Company’s Board of Trustees resolved that no further awards may be granted under the 2010 Plan after the approval of the 2017 Plan. As a result, the Company recognized share-based compensation expense of $2.0 million to reflect the change in fair value associated with the modification of the dividend equivalents rights of the outstanding equity awards under the 2010 Plan.
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
The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2019	Trustees	18,267	1 year	$575
2019	Employees	504,984	1-3 years	$16,843
2018	Trustees	373,438	1-3 years	$5,975
2018	Employees	1,263,751	1-4 years	$22,196
2017	Trustees	18,348	2-3 years	$199
2017	Employees	141,288	5 years	$1,897

Of the restricted stock units granted for the year ended December 31, 2019, (i) 12,285 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 5,982 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (iii) 261,816 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(iv) 243,168 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees.
Of the restricted stock units granted for the year ended December 31, 2018, (i) 331,250 were time-based graded vesting restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based graded vesting restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 659,751 were time-based graded vesting restricted stock units with various vesting periods ranging from one to four years years issued to certain employees and (iv) 604,000 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees.
Of the restricted stock units granted for the year ended December 31, 2017, (i) 18,348 were time-based graded vesting restricted stock units with a two-year and a three-year vesting period issued to non-employee trustees as part of their annual compensation, (ii) 69,860 were time-based graded vesting restricted stock units with a five-year vesting period issued to certain employees a (iii) 71,428 were performance-based cliff vesting restricted stock units with a five-year vesting period based upon achievement of annual Company EBITDA performance against target.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of December 31, 2019:

Year Ended December 31, 2019
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2018	1,028,256	$26.3	71,428	$1.8	587,500	$15.0
Granted	280,083		—		243,168
Vested(1)	(443,481)		(14,286)		—
Forfeited	(150,795)		—		(51,480)
Non-vested as of December 31, 2019	714,063	$25.0	57,142	$2.0	779,188	$27.3
Shares vested, but not released(1)	615,643	21.6	14,286	0.5	—	—
Total outstanding restricted stock units	1,329,706	$46.6	71,428	$2.5	779,188	$27.3

(1)
For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividend equivalents, but are not entitled to vote the shares until common shares are issued. The weighted average grant date fair value of these units is $9.29 per unit. During 2019, an additional 16,324 of these restricted stock units vested. Of the total restricted stock units vested, but not yet released, 613,605 time-based restricted stock units vested prior to January 1, 2019.

The weighted average grant date fair value of restricted stock units granted during years 2019, 2018, and 2017 was $33.29, $17.21 and $13.13 per unit, respectively. During the year ended December 31, 2019 the weighted average grant date fair value of vested and converted restricted stock units was $17.34 and forfeited restricted stock units

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

was $16.75. The weighted average grant date fair value of non-vested restricted stock units was $22.50 and $17.06 per unit as of December 31, 2019 and 2018, respectively.
Market Performance-Based Restricted Stock Units
During the year ended December 31, 2019, the Compensation Committee of the Board of Trustees approved the annual grant of market performance-based restricted stock units under the 2017 Plan to employees of the Company. The awards utilize relative total shareholder return (TSR) over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the RMZ over a three-year market performance period, or the Market Performance Period, commencing in January 1, 2019 and ending on December 31, 2021, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMZ, or the RMZ Relative Market Performance. In the event that the RMZ Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

Performance Level Thresholds	RMS Relative Market Performance	Market Performance Vesting Percentage
High Level	above 75th percentile	200%
Target Level	55th percentile	100%
Threshold Level	30th percentile	50%
Below Threshold Level	below 30th percentile	0%

If the RMZ Relative Market Performance falls between the levels specified above, the percentage of the award that will vest with respect to the market condition will be determined using straight-line linear interpolation between such levels.
Market performance-based restricted units granted during 2018 utilize absolute total shareholder return (TSR) over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the percentage appreciation (rounded to the nearest tenth of a percent), in the value per share of stock during the performance period, over a three-year market performance period, commencing on January 18, 2018 and ending on December 31, 2020 (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. In the event that the TSR upon completion of the market performance period is achieved at the “minimum,” “target” or “maximum” level as set forth below, the awards will become vested as to the market condition with respect to the percentage RSUs, as applicable, set forth below:

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

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield (1)
2018	25% - 30%	2.34% - 2.85%	N/A
2019	22%	2.40% - 2.43%	N/A

(1)	Dividends are assumed to be reinvested and therefore not applicable.
Performance-Based Restricted Stock Units
The grant of the performance-based restricted stock unit award in April 2017 resulted in a grant date fair value of $13.43 and was measured utilizing the Black-Scholes methodology. The Company’s achievement of the performance vesting condition was contingent on the achievement of Core EBITDA. The key assumptions used in the valuation of the April 2017 award were as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield
4/10/2017	30%	1.63%	2%

OP Units
During the year ended December 31, 2019, upon recommendation by the Compensation Committee, the Board of Trustees approved the grant of OP units in connection with future grants made to the Board of Trustees and management of the Company at the Senior Vice President level or above. The recipient will have the option to elect their grant in the form of either restricted stock units or OP units. As a result of this election, a total of 20,190 time-based OP Units were granted to certain trustees as part of their annual compensation. The OP units will vest in one year, had an aggregate grant date fair value of $0.7 million, and had an aggregate intrinsic value of $0.7 million as of December 31, 2019. During the year ended December 31, 2019, there were no OP units granted to management of the Company.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Stock Options Activity
The following table provides a summary of option activity for the year ended December 31, 2019:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2018	2,355,787	$9.81	5.4
Granted	—	—
Exercised	(1,342,289)	9.81
Forfeited or expired	(219,000)	9.81
Outstanding as of December 31, 2019	794,498	$9.81	5.8

Exercisable as of December 31, 2019	301,500	$9.81	5.1

The total fair value at grant date of stock option awards that vested during the years ended December 31, 2019, 2018 and 2017 was approximately $0.9 million, $1.5 million and $1.6 million, respectively. The total intrinsic value of options exercised for the year ended December 31, 2019 and 2018 was $27.8 million and $38.8 million, respectively. There were no options exercised during the years ended December 31, 2017.
18. Income Taxes
As discussed in Note 2, the Company operates in compliance with REIT requirements for federal income tax purposes. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs). In addition, the Company must meet a number of other organizational and operational requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where we operate conform to the federal rules recognizing REITs. On August 1, 2019, the Company issued OP Units of the Operating Partnership to unrelated third parties. As a result, the Operating Partnership is now a regarded partnership under federal tax law, and the Operating Partnership’s accompanying consolidated financial statements include the related provision balances for federal income taxes. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections permit us to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT is included in our consolidated financial statements.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation in the form of the Tax Cuts and Jobs Act (TCJA) that significantly revised the U.S. tax code effective January 1, 2018 by, among other things, lowering the corporate income tax rate from a top marginal rate of 35% to a flat 21%, imposing a mandatory one-time deemed repatriation of unremitted foreign earnings (commonly referred to as the “transition tax”), limiting deductibility of interest expense and certain executive compensation, and implementing a territorial tax system. The full impact of this change in tax law is final and the Company completed its accounting for the tax effects of the TCJA as of December 31, 2018. As a result of adopting the TCJA, a $3.8 million non-recurring tax benefit was recognized in 2018 for the refund of alternative minimum tax credits.
The Company determined that no inclusion was required for the transition tax in 2018.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company recorded an opening deferred tax liability of $9.6 million as part of its preliminary purchase price allocation on the acquisitions. This deferred tax liability primarily arose from book to tax basis differences in land, buildings and equipment and intangible assets acquired offset by certain liabilities assumed in the acquisition. Purchase accounting related to the deferred income tax assets and liabilities acquired in the acquisitions is preliminary and subject to change as additional information is obtained.
The Company continues to assert that the undistributed earnings of its Argentine subsidiary are permanently reinvested. The Company changed its assertion for the earnings of its Canadian subsidiaries in 2018 due to the Company’s plans to remit cash in the future. During 2019 the Company recognized an amount of deferred tax liability related to the outside basis difference of $0.4 million in its Canadian subsidiaries. The Company plans on liquidating its Hong Kong subsidiary in 2020 and is, therefore, no longer asserting permanent reinvestment. However, the outside basis difference cannot be monetized in the US and, as a result, the associated deferred tax asset is not realizable in the near future. No additional income taxes have been provided for any additional outside basis difference inherent in the other foreign entities, as these amounts continue to be indefinitely reinvested in foreign operations. Undistributed earnings of the Argentine subsidiary amounted to approximately $13.8 million at December 31, 2019.

The global intangible low-taxed income (GILTI) provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. The Company continues to account for the GILTI inclusion as a period cost and thus has not recorded any deferred tax liability associated with GILTI. There was no taxable deemed dividend recorded for the Company for the 2019 tax year. The amount of taxable deemed dividend recorded for the Company for the 2018 tax year is $0.2 million. Also, as a result of IRS guidance issued during the third quarter of 2018, the Company now includes any GILTI as REIT qualified income.
Following is a summary of the income/(loss) before income taxes in the U.S. and foreign operations:

	2019	2018	2017
	(In thousands)
U.S.	$33,417	$37,060	$(11,212)
Foreign	9,588	7,306	19,997
Pre-tax income	$43,005	$44,366	$8,785

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The benefit (expense) for income taxes for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
	(In thousands)
Current
U.S. federal	$(20)	$4,424	$(4,848)
State	(670)	(353)	(644)
Foreign	(4,854)	(3,604)	(7,559)
Total current portion	(5,544)	467	(13,051)

Deferred
U.S. federal	7,701	2,094	2,277
State	2,217	494	(72)
Foreign	783	564	1,453
Total deferred portion	10,701	3,152	3,658
Total income tax benefit (expense)	$5,157	$3,619	$(9,393)

Income tax benefit (expense) attributable to income (loss) before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income (loss) before income taxes. The reconciliation between the statutory rate and reported amount is as follows:

	2019	2018	2017
	(In thousands)
Income taxes at statutory rates	$(9,031)	$(9,317)	$(2,987)
Earnings (loss) from REIT - not subject to tax	9,526	9,015	(425)
State income taxes, net of federal income tax benefit	(542)	(187)	(445)
Provision to return	2	360	(205)
Rate and permanent differences on non-U.S. earnings	(971)	(1,228)	668
Change in valuation allowance	2,761	(2,227)	2,950
Non-deductible expenses	3,462	4,021	(2,345)
Change in uncertain tax positions	(367)	347	94
Effect of Tax Cuts and Jobs Act	—	3,797	(3,113)
REIT excise tax	—	—	(4,772)
Other	317	(962)	1,187
Total	$5,157	$3,619	$(9,393)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$11,806	$14,062
Accrued expenses	26,911	25,889
Share-based compensation	4,618	4,709
Lease obligations	9,674	—
Other assets	4,420	241
Total gross deferred tax assets	57,429	44,901
Less: valuation allowance	(16,043)	(19,627)
Total net deferred tax assets	41,386	25,274

Deferred tax liabilities:
Intangible assets and goodwill	(8,739)	(5,628)
Property, buildings and equipment	(38,358)	(35,672)
Lease right-of-use assets	(9,674)	—
Other liabilities	(1,316)	(1,144)
Total gross deferred tax liabilities	(58,087)	(42,444)
Net deferred tax liability	$(16,701)	$(17,170)

As of December 31, 2019, the Company has gross U.S. federal net operating loss carryforwards of approximately $41.8 million, of which $20.4 million was generated prior to 2018 and will expire between 2032 and 2036. These losses are subject to an annual limitation under IRC section 382 as a result of our IPO and another ownership change experienced in March of 2019; however the limitation should not impair the Company’s ability to utilize the losses. The remaining $21.4 million was generated after 2017 and is subject to new laws as set forth by the TCJA and has no expiration date, but can only be utilized to offset up to 80% of future taxable income annually. The Company has gross state net operating loss carryforwards of approximately $36.1 million from its TRSs, which will expire at various times between 2020 and 2039. The Company has an Alternative Minimum Tax credit carryforward remaining in the amount of $2.2 million that can be used to offset regular tax until 2021 or any unused credit will continue to be partially refunded in 2019 and 2020 and fully refundable by 2021. Additionally, the Company has a federal Research and Experimentation Credit of approximately $0.9 million that will expire between 2036 and 2039.
Annually we consider whether it is more-likely-than-not that the deferred tax assets will be realized. In making this assessment, we consider recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. In performing our quarterly valuation allowance assessment during 2019, we concluded that certain deferred tax liabilities totaling $9.6 million from acquisitions during the year would be available to offset deferred tax assets for one of our U.S. TRSs that were historically subject to a valuation allowance. These deferred tax liabilities are are expected to turn and subsequently generate taxable income in the future. The $9.6 million benefit was offset by a $6.0 million increase to the valuation allowance for additional deferred tax assets created by that TRS. Consequently, we reduced the valuation allowance by $3.6 million from $19.6 million in 2018 to $16.0 million in 2019 associated with these deferred tax assets.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017:

	Tax	Interest	Penalties	Total
	(In thousands)
Balance at December 31, 2016*	$857	$19	$8	$884
Increases related to current-year tax positions	—	3	—	3
Decreases related to prior-year tax positions	—	(4)	(8)	(12)
Decreases due to lapse in statute of limitations	(73)	(12)	—	(85)
Balance at December 31, 2017*	784	6	—	790
Decreases due to lapse in statute of limitations	(353)	(6)	—	(359)
Balance at December 31, 2018*	431	—	—	431
Increase related to current-year tax positions	367	—	—	367
Decreases due to lapse in statute of limitations	(431)	—	—	(431)
Balance at December 31, 2019*	$367	$—	$—	$367
*Balance would favorably affect the Company’s effective tax rate if recognized.
The Company’s unrecognized tax benefits include exposures related to positions taken on U.S. federal, state, and foreign income tax returns as of December 31, 2019. Due to the lapse in statutes of limitations during 2019, the Company reduced its unrecognized tax benefits related to U.S. federal and state exposures to zero offset by $0.4 million for a new position taken in a foreign jurisdiction at the end of 2019.
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
As of December 31, 2019, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2016. However, for U.S. income tax purposes, the 2012 and 2013 tax years were open, to the extent that net operating losses were generated in those years and continue to be subject to adjustments from taxing authorities in the tax year they are utilized.
In the fourth quarter of 2016, the Company filed a ruling request with the IRS for confirmation of a tax position for which it believes qualifies (more likely than not) for the treatment historically applied by the Company.  The Company settled the positions with the IRS in December 2017 and was required to make an excise tax payment in the amount of $4.3 million including interest to resolve the matter for years prior to 2017 and paid $0.6 million in 2018 to resolve the matter for 2017. The payments, excluding interest, are included in “Total income tax benefit (expense)” in the Consolidated Statement of Operations for the year ended December 31, 2017.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

19. Variable Interest Entities
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
The Company has determined that the financing arrangement with the investment funds and CDEs contains a variable interest entity (“VIE”). The ongoing activities of the investment funds - collecting and remitting interest and fees and NMTC compliance - were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the investment funds. Management considered the contractual arrangements that obligate the Company to deliver tax benefits and provide various other guarantees to the structure; the tax credit investor’s lack of a material interest in the underling economics of the project; and the fact that the Company is obligated to absorb losses of the investment funds. The Company concluded that it is the primary beneficiary of the VIE and consolidated the investments funds and CDEs, as VIEs, in accordance with the accounting standards for consolidation.
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
As of December 31, 2019, the balance of the deferred contribution liability was $4.9 million, which is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.
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

20. Employee Benefit Plans
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Actuarial information regarding these plans is as follows:

	2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2019	$(43,364)	$(30,627)	$(678)	$(1,385)	$(76,054)
Service cost	—	—	—	(78)	(78)
Interest cost	(1,590)	(1,245)	(23)	(49)	(2,907)
Actuarial loss	(3,251)	(4,167)	(62)	(77)	(7,557)
Benefits paid	2,990	1,003	—	447	4,440
Plan participants’ contributions	—	—	—	(12)	(12)
Foreign currency translation loss	—	—	—	2	2
Effect of settlement	—	—	152	—	152
Benefit obligation – end of year	(45,215)	(35,036)	(611)	(1,152)	(82,014)

Change in plan assets:
Fair value of plan assets – January 1, 2019	34,958	23,277	—	1,502	59,737
Actual return on plan assets	6,804	4,556	—	237	11,597
Employer contributions	1,339	1,011	152	58	2,560
Benefits paid	(2,990)	(1,003)	—	(447)	(4,440)
Effect of settlement	—	—	(152)	—	(152)
Plan participants’ contributions	—	—	—	12	12
Foreign currency translation loss	—	—	—	(6)	(6)
Fair value of plan assets – end of year	40,111	27,841	—	1,356	69,308
Funded status	$(5,104)	$(7,195)	$(611)	$204	$(12,706)

Amounts recognized on the consolidated balance sheet as of December 31, 2019:
Pension and post-retirement liability	$(5,104)	$(7,195)	$(611)	$204	$(12,706)
Accumulated other comprehensive loss (income)	6,417	4,501	(21)	62	10,959
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	6,417	4,501	(21)	(15)	10,882
Prior service cost	—	—	—	77	77

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	(1,793)	788	(94)	(78)	(1,177)
Amortization of net (loss) gain	(1,509)	(564)	4	—	(2,069)
Amortization of prior service cost	—	—	—	(28)	(28)
Amount recognized due to special event	—	—	5	5	10
Foreign currency translation loss	—	—	—	(5)	(5)
Total recognized in other comprehensive loss (income)	$(3,302)	$224	$(85)	$(106)	$(3,269)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,215	$35,036	$611	$1,152	$82,014
Accumulated benefit obligation	$45,215	$35,036	$611	$1,038	$81,900
Fair value of plan assets	$40,111	$27,841	$—	$1,356	$69,308

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2018	$(45,386)	$(33,405)	$(691)	$(3,002)	$(82,484)
Service cost	(31)	(78)	—	(137)	(246)
Interest cost	(1,418)	(1,199)	(20)	(104)	(2,741)
Actuarial loss	753	3,125	33	179	4,090
Benefits paid	2,718	930	—	1,391	5,039
Plan participants’ contributions	—	—	—	(21)	(21)
Foreign currency translation gain	—	—	—	309	309
Benefit obligation – end of year	(43,364)	(30,627)	(678)	(1,385)	(76,054)

Change in plan assets:
Fair value of plan assets – January 1, 2018	38,218	24,518	—	2,992	65,728
Actual return on plan assets	(2,042)	(1,446)	—	50	(3,438)
Employer contributions	1,499	1,135	—	125	2,759
Benefits paid	(2,717)	(930)	—	(1,391)	(5,038)
Plan participants’ contributions	—	—	—	21	21
Foreign currency translation gain	—	—	—	(295)	(295)
Fair value of plan assets – end of year	34,958	23,277	—	1,502	59,737
Funded status	$(8,406)	$(7,350)	$(678)	$117	$(16,317)

Amounts recognized on the consolidated balance sheet as of December 31, 2018:
Pension and post-retirement liability	$(8,406)	$(7,350)	$(678)	$117	$(16,317)
Accumulated other comprehensive loss (income)	9,718	4,278	(92)	170	14,074
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	9,718	4,278	(92)	65	13,969
Prior service cost	—	—	—	105	105

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net loss (gain)	3,337	(311)	(34)	(66)	2,926
Amortization of net gain	(1,244)	(715)	—	—	(1,959)
Amortization of prior service cost	—	—	—	(28)	(28)
Amount recognized due to special event	—	—	—	(64)	(64)
Foreign currency translation loss	—	—	—	26	26
Total recognized in other comprehensive loss (income)	$2,093	$(1,026)	$(34)	$(132)	$901

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$43,364	$30,627	$678	$1,385	$76,054
Accumulated benefit obligation	$43,364	$30,627	$678	$1,186	$75,855
Fair value of plan assets	$34,958	$23,277	$—	$1,502	$59,737

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of net period benefit cost for the years ended December 31, 2019, 2018 and 2017 are as follows:

	December 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$78	$78
Interest cost	1,590	1,245	23	49	2,907
Expected return on plan assets	(1,760)	(1,176)	—	(74)	(3,010)
Amortization of net loss (gain)	1,509	564	(4)	—	2,069
Amortization of prior service cost	—	—	—	28	28
Effect of settlement	—	—	(5)	(5)	(10)
Net pension benefit cost	$1,339	$633	$14	$76	$2,062

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$31	$78	$—	$137	$246
Interest cost	1,418	1,199	20	104	2,741
Expected return on plan assets	(2,047)	(1,369)	—	(172)	(3,588)
Amortization of net loss	1,244	715	—	—	1,959
Amortization of prior service cost	—	—	—	30	30
Effect of settlement	—	—	—	68	68
Net pension benefit cost	$646	$623	$20	$167	$1,456

	December 31, 2017
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$65	$504	$—	$153	$722
Interest cost	1,583	1,256	22	120	2,981
Expected return on plan assets	(1,757)	(1,175)	—	(174)	(3,106)
Amortization of net loss (gain)	1,889	815	(1)	—	2,703
Amortization of prior service cost	—	212	—	9	221
Effect of settlement	—	—	(4)	67	63
Net pension benefit cost	$1,780	$1,612	$17	$175	$3,584

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The service cost component of defined benefit pension cost and postretirement benefit cost are presented in “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Consolidated Statements of Operations.
The Company recognizes all changes in the fair value of plan assets and net actuarial gains or losses at December 31 each year. Prior service costs and gains/losses are amortized based on a straight-line method over the average future service of members that are expected to receive benefits.
All actuarial gains/losses are exposed to amortization over an average future service period of 6.3 years for the Retirement Income Plan, 7.4 years for the National Service-Related Pension Plan, 5.0 years for Other Post-Retirement Benefits, and 5.8 years for Superannuation as of December 31, 2019.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2019, 2018 and 2017 are as follows:

	December 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.00%	3.25%	2.55%	2.30%
Rate of compensation increase	N/A	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.95%	4.15%	3.70%	3.70%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%
Rate of compensation increase	3.50%	N/A	N/A	3.25%

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.95%	4.15%	3.70%	3.70%
Rate of compensation increase	3.50%	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.35%	3.65%	3.10%	3.70%
Expected return on plan assets	7.00%	7.00%	N/A	6.00%
Rate of compensation increase	3.50%	N/A	N/A	4.00%

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

The estimated net loss for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2020 is $1.6 million. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2020.
There is no estimated net gain for the Offshore Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2020. The estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2020 is nominal.
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
The allocations of the U.S. Plans’ and the Offshore Plan’s investments by fair value as of December 31, 2019 and 2018 are as follows:

	U.S. Plans			Offshore Plan
	Actual		Target Allocation	Actual		Target Allocation
	2019	2018		2019	2018

U.S. equities	35%	35%	25–55%	20%	16%	19%
Non-U.S. equities	25%	25%	15–45%	42%	46%	41%
Fixed-income securities	35%	35%	15–40%	8%	9%	13%
Real estate	5%	5%	0–5%	8%	8%	8%
Cash and other	—%	—%	—%	22%	21%	19%

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Offshore Plan’s assets and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2020, the Company expects to receive a long-term rate of return of 6.5% for the U.S. Plans and 5.0% for the Offshore Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.
The fair values of the Company’s pension plan assets as of December 31, 2019, by category, are as follow:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$17,698	$—	$17,698
Medium cap(1)	—	3,404	—	3,404
Small cap(1)	1,360	1,360	—	2,720
Non-U.S. equities:
Large cap(2)	12,919	—	—	12,919
Emerging markets(3)	4,060	—	—	4,060
Fixed-income securities:
Money markets(4)	—	3,381	—	3,381
U.S. bonds(5)	10,172	3,397	—	13,569
Non-U.S. bonds(5)	6,806	—	—	6,806
Real estate(6)	—	3,395	—	3,395
Common/collective trusts	—	1,356	—	1,356
Total assets	$35,317	$33,991	$—	$69,308

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair values of the Company’s pension plan assets as of December 31, 2018, by category, are as follows:

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
As of December 31, 2019 and 2018, the Company does not have any investments classified as Level 3.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Flow
The Company expects to contribute to all plans an aggregate of $2.5 million in 2020.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2019:

Years Ending December 31:	(In thousands)
2020	$7,796
2021	5,090
2022	5,034
2023	4,862
2024	4,867
Thereafter	22,846
$50,495

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

The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2019, 2018 and 2017, and sets forth the contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2018 and 2019 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans, or a rehabilitation plan (RP) for red zone plans, is

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

either pending or has been implemented. As of December 31, 2019, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented (see table below).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from February 13, 2019 to June 30, 2026. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2019, 2018 and 2017.
The Company contributes to multi-employer plans that cover approximately 60% of union employees. The amounts charged to expense within the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 were $18.0 million, $17.4 million and $17.0 million, respectively. Projected minimum contributions required for the upcoming fiscal year are approximately $17.3 million.
During the third quarter of 2017, the Company recorded a charge of $9.2 million representing the present value of a liability associated with its withdrawal obligation under the New England Teamsters & Trucking Industry Multi-Employer Pension Fund (the Fund) for hourly, unionized associates at four of its domestic warehouse facilities. The Fund is significantly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan. The Fund Trustees chose to create a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. The Company’s portion of the unfunded liability (undiscounted), estimated at $13.7 million, will be repaid in equal monthly installments of approximately $0.04 million over 30 years, interest free. The Company recognized an expense and related liability equal to the present value of the withdrawal liability upon exiting the Fund, and amortizes the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Americold Contributions			Surcharge Imposed
		2019	2018		2019	2018	2017
					(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (2)	36-6052390	Green	Green	No	$6	$6	$3	No

Central States SE & SW Areas Health and Welfare Pension Plans (1)	36-6044243	Red	Red	Yes/ Implemented	9,238	8,424	8,427	No

New England Teamsters & Trucking Industry Pension Plan (3)	04-6372430	Red	Red	Yes/ Implemented	456	456	566	No

Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Green	Green	No	449	493	98	No

I.U.O.E Stationary Engineers Local 39 Pension Fund (1)	94-6118939	Green	Green	No	194	160	197	No

United Food & Commercial Workers International Union-Industry Pension Fund (4)	51-6055922	Green	Green	No	105	90	87	No

Western Conference of Teamsters Pension Fund (1)	91-6145047	Green	Green	No	7,398	7,632	7,265	No

Minneapolis Food Distributing Industry Pension Plan (1)	41-6047047	Green	Green	Yes/ Implemented	116	180	326	No

				Total Contributions	$17,962	$17,441	$16,969

(1)	The status information is for the plans’ year end at December 31, 2019 and 2018.

(2)	The status information is for the plans’ year end at January 31, 2019 and 2018.

(3)	The status information is for the plans’ year end at September 30, 2019 and 2018. The Company withdrew from the multi-employer plan on October, 31, 2017.

(4)	The status information is for the plans’ year end at June 30, 2019 and 2018.
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense within the Consolidated Statements of Operations and for the years ended December 31, 2019, 2018 and 2017 were $5.8 million, $5.7 million and $5.4 million, respectively.
Defined Contribution Plan
The Company has defined contribution employee benefit plans, which cover all eligible employees. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) Plan charged to expense within the Consolidated Statements of Operations for each of the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $3.9 million and $3.6 million, respectively.
Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2019, 2018 and 2017.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

21. Commitments and Contingencies
Letters of Credit
As of December 31, 2019 and 2018, there were $23.0 million and $29.6 million, respectively, of outstanding letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $4.3 million and $2.7 million as of December 31, 2019 and 2018, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations. The increase relates to utility bonds from the Cloverleaf Acquisition.
Construction Commitments
As of December 31, 2019, the Company had the following construction commitments related to its expansion of existing warehouse facilities:

Facility	Committed construction cost (in thousands)	Expected construction completion period
Columbus, OH	$241	Q1 2020
Savannah, GA	13,692	Q2 2020
Atlanta, GA	44,041	Q2 2021
Total construction commitments	$57,974

Collective Bargaining Agreements
As of December 31, 2019, worldwide we employed approximately 12,600 people. Currently, 49% of the Company’s labor force is covered by collective bargaining agreements, and 84 of our 178 warehouses have unionized associates that are governed by 74 different collective bargaining agreements. We are currently in negotiations for one new agreement which will bring our total to 75 agreements. During 2020, the Company will be renegotiating 19 collective bargaining agreements, covering all or parts of 26 operating warehouses worldwide. The Company does not anticipate any workplace disruptions during this renegotiation process.
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
Since December 31, 2018, the court granted the Company’s motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. The Kraft and Safeway plaintiffs have appealed their dismissals. The trial court has stayed the proceedings pending the appeal. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by Plaintiffs and for bad faith damages for denying coverage. Given the status of the proceedings to date, a liability amount cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its consolidated financial statements.
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
On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS seeks compensatory, consequential and/or punitive damages. The Company has filed a motion to require PFS to reimburse the Company for its legal fees it incurred for the state court action before PFS is allowed to proceed in the federal court action. On February 18, 2020, the Court issued an order granting, in part, Americold’s request for an award of legal fees from Preferred Freezer and lifting the stay of the proceeding.
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
The Company denies the plaintiff’s claims and denies that plaintiff and the putative class members have been damaged in any respect or in any amount as a result of any act or omission by the Company. The Company also denies that this case is appropriate for class treatment and further asserts, among other grounds, that this case is unmanageable as a PAGA representative action. The Company has entered into a preliminary settlement of the case for $2.5 million. The settlement of the case is subject to court approval.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of December 31, 2019, 2018, and 2017. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of December 31, 2019. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2019 and 2018.
22. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for the investment in the China JV prior to the sale of our interest, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2019, 2018 and 2017 is as follows:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2019	2018	2017
Pension and other postretirement benefits:	(In thousands)
Balance at beginning of period, net of tax	$(8,027)	$(7,126)	$(12,880)
Gain (loss) arising during the period	1,180	(2,926)	2,663
Less: Tax expense (benefit)	3	27	(49)
Net (loss) gain arising during the period	1,177	(2,953)	2,712
Amortization of net loss and prior service cost (1)	2,092	2,052	3,042
Net amount reclassified from AOCI to net income (loss)	2,092	2,052	3,042
Other comprehensive (loss) income, net of tax	3,269	(901)	5,754
Balance at end of period, net of tax	(4,758)	(8,027)	(7,126)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(3,322)	8,318	3,874
(Loss) gain on foreign currency translation	(783)	(11,640)	4,444
Derecognition of cumulative foreign currency translation gain upon sale of partially owned entities (2)	(2,605)	—	—
Net (loss) gain on foreign currency translation	(3,388)	(11,640)	4,444
Balance at end of period, net of tax	(6,710)	(3,322)	8,318
Cash flow hedge derivatives:
Balance at beginning of period, net of tax	(1,166)	(1,422)	(1,538)
Unrealized (loss) gain on cash flow hedge derivatives	(1,450)	862	(1,387)
Less: Tax expense	—	173	44
Net (loss) gain cash flow hedge derivatives	(1,450)	689	(1,431)
Net amount reclassified from AOCI to net income (loss) (interest expense)	(306)	1,191	1,547
Net amount reclassified from AOCI to net income (loss) (loss on debt extinguishment, modifications and termination of derivative instruments)	—	1,825	—
Net amount reclassified from AOCI to net income (loss) (foreign exchange loss (gain), net)	264	(3,449)	—
Balance at end of period, net of tax	(2,658)	(1,166)	(1,422)

Accumulated other comprehensive loss	$(14,126)	$(12,515)	$(230)

(1)	Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations.

(2)
Amount reclassified from AOCI for the derecognition of cumulative foreign currency translation gain related to the sale of partially owned entities is recognized in Gain from sale of partially owned entities in the Consolidated Statements of Operations.

23. Related-Party Transactions
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
Affiliates of Goldman are part of the lending group under the 2018 Senior Unsecured Credit Facility, and have a $90.0 million, or 7.1%, total commitment. Another affiliate of Goldman was one of the lending group under the ANZ Loans (with a 2.5% participation in the Australia Term Loan and 31.8% in the New Zealand Term Loan), which the Company repaid during December 2018. Goldman was also the counterparty to the interest rate swap agreements, which were terminated in December 2018 in connection with the extinguishment of the ANZ Loans.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As a member of the previously described lending groups, the Company is required to pay certain fees to Goldman, which may include interest on borrowings, unused facility fees, letter of credit participation fees, and letter of credit facility fees. The Company paid interest expense and fees to Goldman totaling approximately $1.4 million, $2.3 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively. Interest payable to Goldman was nominal as of December 31, 2019, 2018, and 2017. The net settlements of the terminated ANZ interest rate swap agreements are not included in the figures above and totaled approximately $1.2 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively. In addition, a swap termination fee was paid to Goldman in 2018 of $1.8 million in conjunction with the extinguishment of the ANZ Loans.
In connection with the April 2019 follow-on offering, the May 2019 debt private placement and the Cloverleaf Acquisition, Goldman received total fees of approximately $15.2 million.
In connection with the secondary offering completed in March 2019, Goldman sold their remaining common shares of the Company, totaling 8,061,228 common shares, in an underwritten public offering. The Company did not receive any proceeds from the shares sold by Goldman and its affiliates in this offering. In connection with this transaction, Goldman received an underwriting fee of approximately$2.6 million. Although Goldman was no longer a significant shareholder of the Company, Bradley Gross, a partner at Goldman Sachs, remained on the Board of Trustees through May 22, 2019. Mr. Gross did not stand for re-election to the Board of Trustees in connection with the Company’s annual meeting of shareholders.
In January 2019, the Company entered into an interest rate swap with Goldman to hedge the changes in the cash flows of variable interest rate payments on our outstanding 2018 Senior Unsecured Term Loan A Facility. Net settlements under the interest rate swap commenced during the three months ended March 31, 2019. The net settlement of the swap for the year ended December 31, 2019 was $0.2 million.
In December 2018, the Company entered into cross-currency swaps with Goldman to fix the cash flows of interest and principal payments on our foreign-currency denominated intercompany loans. Refer to Notes 2 and 11 for more information regarding the cross-currency swaps. These cash flows under the cross currency swaps are made semi-annually and began during the third quarter of 2019. These payments are excluded from amounts disclosed above since they represent ongoing settlements of foreign exchange forwards. Additionally, the Company periodically enters into foreign exchange spot trades with Goldman to facilitate the movement of funds between our international subsidiaries and the U.S., including the funding of the previously mentioned intercompany loans.
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
In December 2017, the Company prepaid in escrow a $0.2 million fee to Goldman for its share of the 2018 Senior Secured Credit Facilities commitment, which was related to the refinancing that occurred in tandem with the IPO. In connection with the IPO, Goldman converted its Series B Preferred Shares into 28,808,224 common shares. After giving effect to the full exercise of the underwriters’ option to purchase additional common shares during the IPO, and after giving effect to the sale by Goldman of 5,163,716 common shares in the IPO, Goldman owned approximately 16.7% of the Company’s common shares. In connection with the IPO, Goldman received a refund from the underwriters of approximately $1.6 million, which represents the underwriting discount on the gross proceeds received by the selling shareholders.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

24. Geographic Concentrations
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2019, 2018 and 2017, and total assets as of December 31, 2019 and 2018:

	Total Revenues			Total Assets
	2019	2018	2017	2019	2018
	(In thousands)
U.S.	$1,509,401	$1,313,811	$1,253,879	$3,812,761	$2,242,078
Australia	216,741	227,374	219,738	274,288	226,666
New Zealand	30,047	32,363	33,289	67,046	51,419
Argentina	9,647	11,752	18,319	7,794	7,154
Canada	17,869	18,335	18,362	8,794	5,111
	$1,783,705	$1,603,635	$1,543,587	$4,170,683	$2,532,428

25. Segment Information
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
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate selling, general and administrative expense, acquisition, litigation and other expense, impairment of long-lived assets, gain or loss on sale of real estate and all components of non-operating other income and expense. Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents segment revenues and contributions with a reconciliation to Income before income tax benefit (expense) for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Segment revenues:
Warehouse	$1,377,217	$1,176,912	$1,145,662
Third-party managed	252,939	259,034	242,189
Transportation	144,844	158,790	146,070
Other	8,705	8,899	9,666
Total revenues	1,783,705	1,603,635	1,543,587

Segment contribution:
Warehouse	447,591	374,534	348,328
Third-party managed	11,761	14,760	12,825
Transportation	18,067	15,735	12,950
Other	838	620	2
Total segment contribution	478,257	405,649	374,105

Reconciling items:
Depreciation, depletion and amortization	(163,348)	(117,653)	(116,741)
Selling, general and administrative expense	(129,310)	(110,825)	(99,616)
Acquisition, litigation and other	(40,614)	(3,935)	(11,329)
Impairment of long-lived assets	(13,485)	(747)	(9,473)
(Loss) gain from sale of real estate, net	(34)	7,471	43
Interest expense	(94,408)	(93,312)	(114,898)
Interest income	6,286	3,996	1,074
Bridge loan commitment fees	(2,665)	—	—
Loss on debt extinguishment, modifications and termination of derivative instruments	—	(47,559)	(986)
Foreign currency exchange gain (loss), net	10	2,882	(3,591)
Other expense, net	(1,870)	(532)	(1,944)
Loss from partially owned entities	(111)	(1,069)	(1,363)
Gain from sale of partially owned entities	4,297	—	—
Impairment of partially owned entities	—	—	(6,496)
Income before income tax benefit (expense)	$43,005	$44,366	$8,785

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table details our long-lived assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Consolidated Balance Sheets.

	Years Ended December 31,
	2019	2018
	(In thousands)
Assets:
Warehouse	$3,684,391	$2,054,968
Third-party managed	47,867	43,725
Transportation	50,666	35,479
Other	13,467	13,554
Total segments assets	3,796,391	2,147,726

Reconciling items:
Corporate assets	374,292	370,161
Investments in partially owned entities	—	14,541
Total reconciling items	374,292	384,702
Total assets	$4,170,683	$2,532,428

26. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units granted to certain employees and non-employee trustees who have the right to participate in the distribution of common dividends while the restricted stock units are unvested. For the year ended December 31, 2019, the weighted-average number of unvested restricted stock units that participated in the distribution of common dividends was 1,405,421, of which 629,929 restricted stock units currently have vested but will not be settled until additional criteria are met.
The shares issuable upon settlement of the 2018 forward sale agreement and 2019 forward sale agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the applicable forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles either forward sale agreement, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share. As of December 31, 2019, the Company has not settled any portion of the forward sale agreement.
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

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Weighted average common shares outstanding – basic	179,598	141,415	70,022
Dilutive effect of share-based awards	1,660	2,662	—
Equity forward contracts	2,692	261	—
Weighted average common shares outstanding – diluted	183,950	144,338	70,022

For the year ended December 31, 2017, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units, warrants and convertible preferred shares in this period.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Series B Convertible Preferred Stock	—	—	33,240
Common share warrants	—	—	18,575
Employee stock options	—	—	5,983
Restricted stock units	250	—	685
Equity forward contracts	—	—	—
	250	—	58,483

27. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2019, 2018 and 2017 by segment and geographic region:

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$502,674	$37,172	$15,942	$4,749	$—	$560,537
Warehouse services	653,890	124,045	13,701	3,072	—	794,708
Third-party managed	220,165	14,886	—	—	17,869	252,920
Transportation	101,976	40,638	404	1,826	—	144,844
Other	8,683	—	—	—	—	8,683
Total revenues (1)	1,487,388	216,741	30,047	9,647	17,869	1,761,692
Lease revenue (2)	22,013	—	—	—	—	22,013
Total revenues from contracts with all customers	$1,509,401	$216,741	$30,047	$9,647	$17,869	$1,783,705

	December 31, 2018
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$433,131	$39,573	$15,018	$5,694	$—	$493,416
Warehouse services	522,748	119,665	16,634	3,109	—	662,156
Third-party managed	227,757	12,742	—	—	18,335	258,834
Transportation	99,736	55,394	711	2,949	—	158,790
Other	8,877	—	—	—	—	8,877
Total revenues (1)	1,292,249	227,374	32,363	11,752	18,335	1,582,073
Lease revenue (2)	21,562	—	—	—	—	21,562
Total revenues from contracts with all customers	$1,313,811	$227,374	$32,363	$11,752	$18,335	$1,603,635

	December 31, 2017
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$413,647	$40,086	$17,695	$9,139	$—	$480,567
Warehouse services	508,982	116,287	14,776	4,013	—	644,058
Third-party managed	214,400	9,227	—	—	18,362	241,989
Transportation	85,947	54,138	818	5,167	—	146,070
Other	9,644	—	—	—	—	9,644
Total revenues (1)	1,232,620	219,738	33,289	18,319	18,362	1,522,328
Lease revenue (2)	21,259	—	—	—	—	21,259
Total revenues from contracts with all customers	$1,253,879	$219,738	$33,289	$18,319	$18,362	$1,543,587

(1)
Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of Topic 842 and 840, Leases, for the applicable period.

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
At December 31, 2019, the Company had $658.2 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 26% of these remaining performance obligations as revenue in 2020, and the remaining 74% to be recognized over a weighted average period of 14.3 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2019, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $213.2 million and $192.1 million at December 31, 2019 and 2018, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842 or 840, for the applicable period.
Opening and closing balances in unearned revenue related to contracts with customers were $16.4 million and $18.6 million at December 31, 2019 and 2018, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2018 and 2017 has been recognized as of December 31, 2019 and 2018, respectively, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

28. Selected Quarterly Financial Data (Americold Realty Trust) - Unaudited
The following table sets forth selected unaudited quarterly statements of operations data for the years ended December 31, 2019 and 2018:

	2019
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenues	$485,984	$466,182	$438,460	$393,079
Total operating expenses	439,405	426,797	409,375	376,662
Operating income	46,579	39,385	29,085	16,417
Net income (loss) applicable to common shareholders	20,809	27,091	4,891	(4,629)
Net income (loss) per common share (a)
Basic	0.11	0.14	0.03	(0.03)
Diluted	0.10	0.14	0.03	(0.03)

(a)
Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding included in the calculation of basic and diluted shares.

	2018
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

29. Selected Quarterly Financial Data (Americold Realty Operating Partnership, L.P.) - Unaudited
The following table sets forth selected unaudited quarterly statements of operations data for the years ended December 31, 2019 and 2018:

	2019
	December 31	September 30	June 30	March 31
	(In thousands, except per share amounts)
Total revenues	$485,984	$466,182	$438,460	$393,079
Total operating expenses	439,405	426,797	409,375	376,662
Operating income	46,579	39,385	29,085	16,417
Net income (loss) applicable to unitholders	20,809	27,091	4,891	(4,629)
Net income (loss) per unit (a)	0.11	0.14	0.03	(0.03)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(a)	Quarterly earnings per unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted units outstanding included in the calculation of units.

	2018
	December 31	September 30	June 30	March. 31
	(In thousands, except per share amounts)
Total revenues	$415,817	$402,010	$394,667	$391,141
Total operating expenses	364,646	358,457	345,363	355,209
Operating income	51,171	43,553	49,304	35,932
Net income (loss) applicable to unitholders	2,678	24,540	29,406	(10,457)
Net income (loss) per unit (a)	0.02	0.17	0.21	(0.08)

(a)	Quarterly earnings per unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted units outstanding included in the calculation of units.
30. Subsequent Events (Unaudited)
On January 2, 2020, the Company completed the purchase of all outstanding shares of Nova Cold for cash consideration of CAD $336.8 million (USD $257.1 million). Nova Cold consists of four temperature-controlled facilities in Toronto, Calgary and Halifax. The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility. We have not yet completed our accounting assessment of the acquistion or completed our cost allocation or preliminary purchase price allocation, as applicable.
On January 2, 2020, the Company completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.0 million. Newport Cold consists of a single temperature-controlled warehouse located in St. Paul, Minnesota. We have not yet completed our accounting assessment of the acquisition or completed our cost allocation or preliminary purchase price allocation, as applicable.
On January 31, 2020, the Company received official notice from its customer to exercise its contractual call option to purchase land from the Company in Sydney, Australia, which was previously purchased by the Company for future development. Under the agreement with the customer, the Company will be reimbursed for its land purchase in Sydney and related costs.
On February 20, 2020, the Company entered into a Share Purchase and Sale agreement to acquire a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Real Dollars 117.8 million, or approximately USD $26.4 million. Superfrio is a Brazilian based company that provides temperature-controlled storage and logistics services including: storage, warehouse services and transportation.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
US
Albertville, AL	1	$—	$1,251	$12,385	$1,080	$1,298	$13,418	$14,716	$(5,794)	1993	2008	5 - 40 years
Allentown, PA	2	—	5,780	47,807	7,583	6,513	54,657	61,170	(24,289)	1976	2008	5 - 40 years
Amarillo, TX	1	—	871	4,473	872	932	5,284	6,216	(2,576)	1973	2008	5 - 40 years
Anaheim, CA	1	—	9,509	16,810	918	9,509	17,728	27,237	(8,375)	1965	2009	5 - 40 years
Appleton, WI	1	—	200	5,022	10,809	916	15,115	16,031	(4,445)	1989	2009	5 - 40 years
Atlanta - Lakewood, GA	1	—	4,297	3,369	(1,539)	639	5,488	6,127	(2,165)	1963	2008	5 - 40 years
Atlanta - Skygate, GA	1	—	1,851	12,731	746	2,019	13,309	15,328	(4,387)	2001	2008	5 - 40 years
Atlanta - Southgate, GA	1	—	1,623	17,652	2,052	2,286	19,041	21,327	(6,769)	1996	2008	5 - 40 years
Atlanta - Tradewater, GA	1	—	—	36,966	(4,140)	6,106	26,720	32,826	(6,054)	2004	2008	5 - 40 years
Atlanta - Westgate, GA	1	—	2,270	24,659	(1,535)	2,025	23,369	25,394	(10,278)	1990	2008	5 - 40 years
Atlanta, GA - Corporate	—	—	—	365	14,333	—	14,698	14,698	(4,617)	1999/2014	2008	5 - 40 years
Augusta, GA	1	—	2,678	1,943	1,062	2,838	2,845	5,683	(1,616)	1971	2008	5 - 40 years
Babcock, WI	1	—	852	8,916	141	895	9,014	9,909	(2,941)	1999	2008	5 - 40 years
Bartow, FL	1	—	—	2,451	641	10	3,082	3,092	(2,417)	1962	2008	5 - 40 years
Belvidere-Imron, IL	1	—	2,000	11,989	3,676	2,410	15,255	17,665	(6,245)	1991	2009	5 - 40 years
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	1,941	—	4,059	4,059	(4,001)	1991	2009	5 - 40 years
Benson, NC (1)	1	—	3,660	35,825	—	3,660	35,825	39,485	(857)	1997	2019	5 - 40 years
Birmingham, AL	1	964	1,002	957	2,033	1,269	2,723	3,992	(892)	1963	2008	5 - 40 years
Boston, MA	1	—	1,855	5,796	1,536	1,917	7,270	9,187	(2,595)	1969	2008	5 - 40 years
Brea, CA	1	—	4,645	5,891	769	4,664	6,641	11,305	(2,778)	1975	2009	5 - 40 years
Brooklyn Park, MN	1	—	1,600	8,951	1,666	1,600	10,617	12,217	(4,406)	1986	2009	5 - 40 years
Burley, ID	2	—	—	16,136	3,729	52	19,813	19,865	(13,720)	1959	2008	5 - 40 years
Burlington, WA	3	14,059	694	6,108	2,442	708	8,536	9,244	(4,063)	1965	2008	5 - 40 years
Carson, CA	1	—	9,100	13,731	1,100	9,116	14,815	23,931	(4,853)	2002	2009	5 - 40 years
Cartersville, GA	1	—	1,500	8,505	532	1,571	8,966	10,537	(3,594)	1996	2009	5 - 40 years
Carthage Quarry, MO	—	—	12,621	356	187	12,697	467	13,164	(3,088)	N/A	2008	5 - 40 years
Carthage Warehouse Dist, MO	1	—	61,445	33,880	6,109	62,356	39,078	101,434	(21,143)	1972	2008	5 - 40 years
Chambersburg, PA (4)	1	—	1,368	15,868	—	1,368	15,868	17,236	(60)	1994	2019	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Cherokee, IA (1)	1	—	580	8,343	3	580	8,346	8,926	(223)	1965	2019	5 - 40 years
Chesapeake, VA (1)	1	—	2,740	13,452	17,932	2,757	31,367	34,124	(388)	1991	2019	5 - 40 years
Chillicothe, MO (1)	1	—	670	44,905	26	670	44,931	45,601	(976)	1999	2019	5 - 40 years
City of Industry, CA	2	—	—	1,455	1,746	137	3,064	3,201	(2,357)	1962	2009	5 - 40 years
Clearfield, UT	1	—	2,881	14,945	4,801	2,176	20,451	22,627	(8,590)	1973	2008	5 - 40 years
Clearfield 2, UT	1	—	806	21,569	1,352	1,124	22,603	23,727	(1,863)	2017	2017	5 - 40 years
Columbia, SC	1	—	768	1,429	1,069	860	2,406	3,266	(1,131)	1971	2008	5 - 40 years
Columbus, OH (1)	1	—	2,440	38,939	5,497	2,775	44,101	46,876	(739)	1996	2019	5 - 40 years
Connell, WA	1	—	497	8,728	1,156	508	9,873	10,381	(4,178)	1969	2008	5 - 40 years
Dallas, TX	1	—	1,468	14,385	13,246	2,929	26,170	29,099	(7,364)	1994	2009	5 - 40 years
Delhi, LA	1	15,873	539	12,228	502	580	12,689	13,269	(6,585)	2010	2010	5 - 40 years
Denver-50th Street, CO	1	—	—	1,724	543	—	2,267	2,267	(2,061)	1974	2008	5 - 40 years
Dominguez Hills, CA	1	—	11,149	10,894	1,173	11,162	12,054	23,216	(4,900)	1989	2009	5 - 40 years
Douglas, GA	1	—	400	2,080	1,780	401	3,859	4,260	(1,330)	1969	2009	5 - 40 years
Eagan, MN (1)	1	—	6,050	49,441	44	6,050	49,485	55,535	(1,083)	1964	2019	5 - 40 years
East Dubuque, IL	1	—	722	13,764	620	753	14,353	15,106	(4,765)	1993	2008	5 - 40 years
East Point, GA	1	—	1,884	3,621	3,537	2,020	7,022	9,042	(2,204)	1959	2016	5 - 40 years
Fairfield, OH (1)	1	—	1,880	20,849	—	1,880	20,849	22,729	(513)	1993	2019	5 - 40 years
Fairmont, MN (1)	1	—	1,650	13,738	34	1,650	13,772	15,422	(314)	1968	2019	5 - 40 years
Fort Dodge, IA	1	—	1,022	7,162	1,193	1,226	8,151	9,377	(3,442)	1979	2008	5 - 40 years
Fort Smith, AR	2	—	308	2,231	2,030	342	4,227	4,569	(1,385)	1958	2008	5 - 40 years
Fort Smith - Highway 45, AR (1)	1	—	2,245	51,998	—	2,245	51,998	54,243	(1,176)	1987	2019	5 - 40 years
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,548	1,700	6,603	8,303	(1,884)	1995	2009	5 - 40 years
Fort Worth-Samuels, TX	2	—	1,985	13,447	2,886	2,109	16,209	18,318	(6,694)	1977	2009	5 - 40 years
Fremont, NE	1	26,984	629	3,109	5,896	691	8,943	9,634	(4,412)	1968	2008	5 - 40 years
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	3,111	5,873	27,534	33,407	(10,642)	2005	2008	5 - 40 years
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	595	1,955	9,033	10,988	(3,828)	1998	2008	5 - 40 years
Gadsden, AL	1	23,384	100	9,820	(857)	351	8,712	9,063	(2,834)	1991	2013	5 - 40 years
Gaffney, SC	1	—	1,000	3,263	152	1,000	3,415	4,415	(1,323)	1995	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Gainesville, GA	1	—	400	5,704	1,035	411	6,728	7,139	(2,494)	1989	2009	5 - 40 years
Gainesville - Candler, GA (2)	1	—	716	3,258	—	716	3,258	3,974	(126)	1995	2019	5 - 40 years
Garden City, KS	1	—	446	4,721	1,549	446	6,270	6,716	(2,322)	1980	2008	5 - 40 years
Gateway, GA	2	—	3,271	19,693	(7,211)	3,197	12,556	15,753	(8,367)	1972	2008	5 - 40 years
Geneva Lakes, WI	1	—	1,579	36,020	3,042	2,265	38,376	40,641	(12,359)	1991	2009	5 - 40 years
Gloucester - Rogers, MA	1	—	1,683	3,675	3,073	1,818	6,613	8,431	(2,080)	1967	2008	5 - 40 years
Gloucester - Rowe, MA	1	—	1,146	2,833	6,763	1,272	9,470	10,742	(3,317)	1955	2008	5 - 40 years
Gouldsboro, PA	1	—	4,224	29,473	2,643	4,930	31,410	36,340	(9,441)	2006	2009	5 - 40 years
Grand Island, NE	1	—	430	6,542	(2,286)	479	4,207	4,686	(2,005)	1995	2008	5 - 40 years
Green Bay, WI	2	—	—	2,028	2,841	69	4,800	4,869	(2,618)	1935	2009	5 - 40 years
Greenville, SC	1	—	200	1,108	396	203	1,501	1,704	(1,225)	1962	2009	5 - 40 years
Hatfield, PA	2	—	5,002	28,286	9,461	5,795	36,954	42,749	(13,412)	1983	2009	5 - 40 years
Henderson, NV	2	—	9,043	14,415	1,082	9,048	15,492	24,540	(5,221)	1988	2009	5 - 40 years
Hermiston, OR	1	32,851	1,322	7,107	425	1,378	7,476	8,854	(3,045)	1975	2008	5 - 40 years
Houston, TX	1	—	1,454	10,084	1,264	1,525	11,277	12,802	(3,703)	1990	2009	5 - 40 years
Indianapolis, IN	4	—	1,897	18,991	19,772	3,860	36,800	40,660	(13,090)	1975	2008	5 - 40 years
Jefferson, WI	2	—	1,553	19,805	1,676	1,880	21,154	23,034	(8,585)	1975	2009	5 - 40 years
Johnson, AR (1)	1	—	6,159	24,802	—	6,159	24,802	30,961	(807)	1955	2019	5 - 40 years
Lakeville, MN (1)	1	—	4,000	47,790	33	4,000	47,823	51,823	(1,084)	1970	2019	5 - 40 years
Lancaster, PA	1	—	2,203	15,670	758	2,371	16,260	18,631	(5,306)	1993	2009	5 - 40 years
LaPorte, TX	1	—	2,945	19,263	2,863	3,332	21,739	25,071	(7,560)	1990	2009	5 - 40 years
Le Mars, IA (1)	1	—	1,000	12,596	176	1,107	12,665	13,772	(345)	1991	2019	5 - 40 years
Leesport, PA	1	—	1,206	14,112	11,913	1,677	25,554	27,231	(7,428)	1993	2008	5 - 40 years
Lowell, AR (1)	1	—	2,610	31,984	—	2,610	31,984	34,594	(833)	1992	2019	5 - 40 years
Lula, GA (2)	1	—	3,864	35,382	—	3,864	35,382	39,246	(954)	1996	2019	5 - 40 years
Lynden, WA	5	—	1,420	8,590	964	1,430	9,544	10,974	(3,838)	1946	2009	5 - 40 years
Marshall, MO	1	10,544	741	10,304	379	826	10,598	11,424	(4,225)	1985	2008	5 - 40 years
Massillon 17th, OH	1	—	175	15,322	498	414	15,581	15,995	(5,753)	2000	2008	5 - 40 years
Massillon Erie, OH	1	—	—	1,988	516	—	2,504	2,504	(2,465)	1984	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Memphis Chelsea , TN	—	—	80	2	(81)	—	1	1	(1)	1972	2008	5 - 40 years
Middleboro, MA	1	—	404	15,031	155	435	15,155	15,590	(514)	2018	2018	5 - 40 years
Milwaukie, OR	2	—	2,473	8,112	1,639	2,483	9,741	12,224	(5,726)	1958	2008	5 - 40 years
Mobile, AL	1	—	10	3,203	765	17	3,961	3,978	(1,474)	1976	2009	5 - 40 years
Modesto, CA	6	—	2,428	19,594	4,491	2,915	23,598	26,513	(10,426)	1945	2009	5 - 40 years
Monmouth, IL (1)	1	—	2,660	48,348	—	2,660	48,348	51,008	(910)	2014	2019	5 - 40 years
Montgomery, AL	1	6,689	850	7,746	(505)	1,157	6,934	8,091	(2,449)	1989	2013	5 - 40 years
Moses Lake, WA	1	30,357	575	11,046	2,480	1,140	12,961	14,101	(5,300)	1967	2008	5 - 40 years
Murfreesboro, TN	1	—	1,094	10,936	3,573	1,332	14,271	15,603	(6,616)	1982	2008	5 - 40 years
Nampa, ID	4	—	1,588	11,864	2,099	1,719	13,832	15,551	(7,523)	1946	2008	5 - 40 years
Napoleon, OH (1)	1	—	2,340	57,677	34	2,340	57,711	60,051	(1,284)	1974	2019	5 - 40 years
New Ulm, MN	7	—	725	10,405	1,109	822	11,417	12,239	(4,032)	1984	2009	5 - 40 years
North Little Rock, AR (1)	1	—	1,680	12,841	14,661	2,226	26,956	29,182	(382)	1996	2019	5 - 40 years
Oklahoma City, OK	1	—	742	2,411	1,151	742	3,562	4,304	(1,708)	1968	2008	5 - 40 years
Ontario, CA	3	—	14,673	3,632	24,506	14,745	28,066	42,811	(12,139)	1987(1)/1984(2)/1983(3)	2008	5 - 40 years
Ontario, OR	4	—	—	13,791	9,127	1,264	21,654	22,918	(13,095)	1962	2008	5 - 40 years
Pasco, WA	1	—	557	15,809	413	588	16,191	16,779	(5,347)	1984	2008	5 - 40 years
Pendergrass, GA	1	—	500	12,810	2,649	580	15,379	15,959	(6,149)	1993	2009	5 - 40 years
Perryville, MD (4)	1	—	1,626	19,083	8	1,626	19,091	20,717	(58)	2007	2019	5 - 40 years
Phoenix2, AZ	1	—	3,182	11,312	28	3,182	11,340	14,522	(2,245)	2014	2014	5 - 40 years
Piedmont, SC	1	—	500	9,883	1,441	506	11,318	11,824	(4,655)	1981	2009	5 - 40 years
Plover, WI	1	34,297	1,390	18,298	5,024	1,994	22,718	24,712	(9,901)	1981	2008	5 - 40 years
Portland, ME	1	—	305	2,402	917	316	3,308	3,624	(1,042)	1952	2008	5 - 40 years
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	48,054	4,326	63,766	68,092	(9,330)	1995	2008	5 - 40 years
Rochelle, IL (Caron)	1	—	2,071	36,658	734	2,213	37,250	39,463	(14,631)	2004	2008	5 - 40 years
Russellville, AR - Elmira	1	—	1,261	9,910	3,185	1,352	13,004	14,356	(6,199)	1986	2008	5 - 40 years
Russellville, AR - Route 324 (1)	1	—	2,467	29,179	(71)	2,494	29,081	31,575	(730)	1993	2019	5 - 40 years
Russellville, AR - Valley	1	—	708	15,832	2,466	708	18,298	19,006	(5,829)	1995	2008	5 - 40 years
Salem, OR	4	39,370	3,055	21,096	3,534	3,211	24,474	27,685	(11,419)	1963	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Salinas, CA	5	—	7,244	7,181	9,670	8,098	15,997	24,095	(6,268)	1958	2009	5 - 40 years
Salt Lake City, UT	1	—	—	22,481	3,767	—	26,248	26,248	(14,083)	1998	2010	5 - 40 years
San Antonio - HEB, TX	1	—	2,014	22,902	—	2,014	22,902	24,916	(3,424)	1982	2017	5 - 40 years
San Antonio, TX	3	—	1,894	11,101	2,566	2,021	13,540	15,561	(7,666)	1913	2009	5 - 40 years
Sanford, NC (1)	1	—	3,110	34,104	23	3,110	34,127	37,237	(794)	1996	2019	5 - 40 years
Savannah, GA (3)	1	—	20,715	10,456	52	20,715	10,508	31,223	(433)	2015	2019	5 - 40 years
Sebree, KY	1	—	638	7,895	635	638	8,530	9,168	(2,731)	1998	2008	5 - 40 years
Sikeston, MO	1	—	258	11,936	2,685	2,339	12,540	14,879	(4,428)	1998	2009	5 - 40 years
Sioux City - 2640, IA (1)	1	—	5,951	28,391	101	5,951	28,492	34,443	(902)	1990	2019	5 - 40 years
Sioux City - 2900, IA (1)	1	—	3,070	56,336	30	3,070	56,366	59,436	(1,385)	1995	2019	5 - 40 years
Sioux Falls, SD	1	—	856	4,780	3,901	1,039	8,498	9,537	(4,183)	1972	2008	5 - 40 years
Springdale, AR	1	7,851	844	10,754	1,299	872	12,025	12,897	(4,951)	1982	2008	5 - 40 years
St. Louis, MO	2	—	2,082	7,566	1,950	2,198	9,400	11,598	(3,079)	1956	2009	5 - 40 years
St. Paul, MN	2	—	1,800	12,129	658	1,800	12,787	14,587	(5,148)	1970	2009	5 - 40 years
Strasburg, VA	1	—	1,551	15,038	1,526	1,592	16,523	18,115	(5,554)	1999	2008	5 - 40 years
Sumter, SC (1)	1	—	530	8,738	—	530	8,738	9,268	(306)	1979	2019	5 - 40 years
Syracuse, NY	2	—	2,177	20,056	5,659	2,420	25,472	27,892	(9,581)	1960	2008	5 - 40 years
Tacoma, WA	1	—	—	21,216	2,443	27	23,632	23,659	(7,605)	2010	2010	5 - 40 years
Tampa Plant City, FL	2	—	1,333	11,836	696	1,380	12,485	13,865	(4,350)	1987	2009	5 - 40 years
Tarboro, NC	1	17,545	1,078	9,586	1,030	1,225	10,469	11,694	(3,756)	1988	2008	5 - 40 years
Taunton, MA	1	—	1,477	14,159	1,032	1,695	14,973	16,668	(4,914)	1999	2009	5 - 40 years
Texarkana, AR	1	3,628	842	11,169	1,442	921	12,532	13,453	(4,079)	1992	2008	5 - 40 years
Tomah, WI	1	19,047	886	10,715	422	923	11,100	12,023	(4,546)	1989	2008	5 - 40 years
Turlock, CA (#1)	2	—	944	4,056	290	967	4,323	5,290	(1,970)	1995	2008	5 - 40 years
Turlock, CA (#2)	1	—	3,091	7,004	1,449	3,116	8,428	11,544	(3,457)	1985	2008	5 - 40 years
Vernon 2, CA	1	—	8,100	13,490	3,181	8,112	16,659	24,771	(7,383)	1965	2009	5 - 40 years
Victorville, CA	1	—	2,810	22,811	1,075	2,810	23,886	26,696	(8,359)	2004	2008	5 - 40 years
Waco, TX (1)	—	—	3,003	—	504	3,507	—	3,507	—	N/A	2019	N/A
Walla Walla, WA	2	—	215	4,693	610	159	5,359	5,518	(3,107)	1960	2008	5 - 40 years

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Wallula, WA	1	—	690	2,645	727	711	3,351	4,062	(1,217)	1982	2008	5 - 40 years
Watsonville, CA	1	—	—	8,138	424	21	8,541	8,562	(7,477)	1984	2008	5 - 40 years
West Memphis, AR	1	—	1,460	12,300	2,766	2,284	14,242	16,526	(5,857)	1985	2008	5 - 40 years
Wichita, KS	1	—	1,297	4,717	1,355	1,432	5,937	7,369	(2,752)	1972	2008	5 - 40 years
Woodburn, OR	1	—	1,552	9,860	2,561	1,627	12,346	13,973	(4,535)	1952	2008	5 - 40 years
York, PA	1	—	3,838	36,621	2,169	4,063	38,565	42,628	(14,487)	1994	2008	5 - 40 years
York-Willow Springs, PA	1	—	1,300	7,351	380	1,315	7,716	9,031	(3,205)	1987	2009	5 - 40 years
Zumbrota, MN	3	—	800	10,360	1,572	800	11,932	12,732	(3,926)	1996	2009	5 - 40 years
Canada
Cold Logic/Taber	—	—	—	12	3,554	92	3,474	3,566	(1,798)	1999	2009	5 - 40 years
Australia
Arndell Park	2	—	13,489	29,428	397	11,783	31,531	43,314	(9,757)	1989/1994	2009	5 - 40 years
BRIS CORPORATE-Acacia Ridge	1	—	—	—	279	—	279	279	(279)		2009	5 - 40 years
Laverton	2	—	13,689	28,252	5,765	11,958	35,748	47,706	(11,116)	1997/1998	2009	5 - 40 years
Murarrie	3	—	10,891	18,975	(2,995)	9,514	17,357	26,871	(5,943)	1972/2003	2009	5 - 40 years
Prospect/ASC Corporate	2	—	—	1,187	19,126	7,475	12,838	20,313	(3,911)	1985	2009	5 - 40 years
Spearwood	1	—	7,194	10,990	(1,462)	6,284	10,438	16,722	(4,134)	1978	2009	5 - 40 years
Wetherill Park	—	—	45,301	—	—	45,301	—	45,301	—	N/A	2019	N/A
New Zealand
Dalgety	1	—	6,047	5,531	777	6,303	6,052	12,355	(1,882)	1988	2009	5 - 40 years
Diversey	1	—	2,357	5,966	797	2,457	6,663	9,120	(2,132)	1988	2009	5 - 40 years
Halwyn Dr	1	—	5,227	3,399	812	5,448	3,990	9,438	(1,579)	1992	2009	5 - 40 years
Mako Mako	1	—	1,332	3,810	249	1,389	4,002	5,391	(1,225)	2000	2009	5 - 40 years
Manutapu/Barber Akld	1	—	—	343	525	—	868	868	(783)	2004	2009	5 - 40 years
Paisley	2	—	—	185	1,036	—	1,221	1,221	(915)	1984	2009	5 - 40 years
Smarts Rd	1	—	—	247	962	—	1,209	1,209	(735)	1984	2009	5 - 40 years
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	(2,625)	—	2,359	2,359	(1,202)	1996/1999	2009	5 - 40 years
Pilar - Buenos Aires, ARG	1	—	706	2,586	(2,216)	667	409	1,076	(98)	2000	2009	5 - 40 years

Total		283,443	494,429	2,326,556	413,200	526,226	2,707,959	3,234,185	(752,711)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Land, buildings, and improvements in the assets under construction balance as of December 31, 2019.

US
Allentown, PA		—	—	—	—	—	89	89
Amarillo, TX		—	—	—	—	—	8	8
Anaheim, CA		—	—	—	—	—	180	180
Appleton, WI		—	—	—	—	—	66	66
Atlanta - Lakewood, GA		—	—	—	—	—	6	6
Atlanta - Skygate, GA		—	—	—	—	—	7	7
Atlanta - Southgate, GA		—	—	—	—	—	161	161
Atlanta - Tradewater, GA		—	—	—	—	—	16,724	16,724
Atlanta - Westgate, GA		—	—	—	—	—	757	757
Atlanta, GA - Corporate		—	—	—	—	—	620	620
Benson, NC		—	—	—	—	—	43	43
Boston, MA		—	—	—	—	—	392	392
Burley, ID		—	—	—	—	—	3	3
Burlington, WA		—	—	—	—	—	113	113
Carthage Warehouse Dist, MO		—	—	—	—	—	430	430
Chesapeake, VA		—	—	—	—	—	308	308
Chillicothe, MO		—	—	—	—	—	89	89
Columbia, SC		—	—	—	—	—	8	8
Columbus, OH		—	—	—	—	—	502	502
Dallas, TX		—	—	—	—	—	186	186
Dominguez Hills, CA		—	—	—	—	—	7	7
Eagan, MN		—	—	—	—	—	70	70
Fairfield, OH		—	—	—	—	—	48	48
Fort Smith, AR		—	—	—	—	—	31	31
Fort Worth-Samuels, TX		—	—	—	—	—	754	754
Fremont, NE		—	—	—	—	—	16	16
Fort Worth, TX (Meacham)		—	—	—	—	—	846	846
Fort Worth, TX (Railhead)		—	—	—	—	—	23	23

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Gadsden, AL		—	—	—	—	—	7	7
Gainesville Candler, GA		—	—	—	—	—	320	320
Gateway, GA		—	—	—	—	—	13,145	13,145
Geneva Lakes, WI		—	—	—	—	—	22	22
Gloucester - Rogers, MA		—	—	—	—	—	1,682	1,682
Gloucester - Rowe, MA		—	—	—	—	—	1,400	1,400
Grand Island, NE		—	—	—	—	—	3	3
Green Bay, WI		—	—	—	—	—	40	40
Hatfield, PA		—	—	—	—	—	215	215
Henderson, NV		—	—	—	—	—	119	119
Indianapolis, IN		—	—	—	—	—	510	510
Johnson, AR		—	—	—	—	—	254	254
Lakeville, MN		—	—	—	—	—	51	51
Lancaster, PA		—	—	—	—	—	125	125
LaPorte, TX		—	—	—	—	—	594	594
Le Mars, IA		—	—	—	—	—	25	25
Leesport, PA		—	—	—	—	—	11	11
Lowell, AR		—	—	—	—	—	89	89
Lynden, WA		—	—	—	—	—	74	74
Marshall, MO		—	—	—	—	—	66	66
Massillon 17th, OH		—	—	—	—	—	19	19
Modesto, CA		—	—	—	—	—	598	598
Monmounth, IL		—	—	—	—	—	34	34
Murfreesboro, TN		—	—	—	—	—	121	121
Napoleon, OH		—	—	—	—	—	133	133
New Ulm, MN		—	—	—	—	—	56	56
North Little Rock, AR		—	—	—	—	—	236	236
Oklamoma City, OK		—	—	—	—	—	73	73
Ontario, CA		—	—	—	—	—	2,718	2,718
Ontario, OR		—	—	—	—	—	70	70
Piedmont, SC		—	—	—	—	—	5	5
Plover, WI		—	—	—	—	—	600	600

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Portland, ME		—	—	—	—	—	80	80
Rochelle, IL (Americold Drive)		—	—	—	—	—	29	29
Rochele, IL (Caron)		—	—	—	—	—	10	10
Salem, OR		—	—	—	—	—	40	40
Salinas, CA		—	—	—	—	—	402	402
Salt Lake City, UT		—	—	—	—	—	93	93
San Antonio, TX		—	—	—	—	—	250	250
Sanford, NC		—	—	—	—	—	50	50
Savannah, GA		—	—	—	—	—	41,720	41,720
Sebree, KY		—	—	—	—	—	564	564
Sioux City, IA - 2640 Murray St		—	—	—	—	—	160	160
Sioux City, IA - 2900 Murray St		—	—	—	—	—	531	531
Sioux Falls, SD		—	—	—	—	—	174	174
Springdale, AR		—	—	—	—	—	19	19
Strasburg, VA		—	—	—	—	—	16	16
Sumter, SC		—	—	—	—	—	17	17
Syracuse, NY		—	—	—	—	—	29	29
Tampa Plant City, FL		—	—	—	—	—	309	309
Tarboro, NC		—	—	—	—	—	474	474
Taunton, MA		—	—	—	—	—	94	94
Texarkana, AR		—	—	—	—	—	41	41
Turlock, CA (#1)		—	—	—	—	—	146	146
Vernon 2, CA		—	—	—	—	—	71	71
Wichita, KS		—	—	—	—	—	523	523
Woodburn, OR		—	—	—	—	—	4	4
Australia
Arndell Park		—	—	—	—	—	1,218	1,218
Laverton		—	—	—	—	—	379	379
Murarrie		—	—	—	—	—	906	906
Prospect		—	—	—	—	—	446	446
Spearwood		—	—	—	—	—	476	476
Wetherill Park - MIT		—	—	—	—	—	24	24

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2019
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4) (5)	Accumulated Depreciation and Depletion (1) (6)	Date of Construction	Date of Acquisition	Life on Which Depreciation is Computed
Heathwood - MIT		—	—	—	—	—	954	954
New Zealand
Dalgety		—	—	—	—	—	1,163	1,163
Diversey		—	—	—	—	—	614	614
Halwyn Dr		—	—	—	—	—	277	277
Mako Mako		—	—	—	—	—	143	143
Manutapu		—	—	—	—	—	66	66
Paisley		—	—	—	—	—	241	241
Smarts Rd		—	—	—	—	—	48	48

Total in assets under construction		—	—	—	—	—	98,703	98,703	—

Total assets		$283,443	$494,429	$2,326,556	$413,200	$526,226	$2,806,662	$3,332,888	$(752,711)

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

Schedule III – Footnotes

(1) Reconciliation of total accumulated depreciation and depletion to consolidated balance sheet caption as of December 31, 2019:
Total per Schedule III	$(752,711)
Accumulated depreciation on investments in non-real estate assets	(493,539)
Total accumulated depreciation and depletion per consolidated balance sheet (property, buildings and equipment and capital leases)	$(1,246,250)

(2) Reconciliation of total Buildings and improvements to consolidated balance sheet as of December 31, 2019:
Building and improvements per consolidated balance sheet	$2,696,732
Building and improvements capital leases per consolidated balance sheet	11,227
Assets under construction per consolidated balance sheet	108,639
Less: personal property assets under construction	(9,936)
Total per Schedule III	$2,806,662

(3) Reconciliation of total mortgage notes, senior unsecured notes and term loan to consolidated balance sheet caption as of December 31, 2019:
Total per Schedule III	$283,443
Unsecured	1,425,000
Deferred financing costs, net of amortization	(12,996)
Total mortgage notes, senior unsecured notes and term loan per consolidated balance sheet*	$1,695,447
*Total mortgage notes, senior unsecured notes, and term loan does not include $4.9M of secured notes related to the Monmouth, IL facility. Refer to footnote 19 for additional details.

(4) The aggregate cost for Federal tax purposes at December 31, 2019 of our real estate assets was approximately $2.8 billion.

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

(5) Includes real estate impairments recorded in 2019 for the Gateway, GA (Atlanta) site.

(6) The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

	2019	2018	2017
Real Estate Facilities, at Cost:
Beginning Balance	$2,575,367	$2,506,656	$2,382,343
Capital expenditures	177,268	50,680	52,555
Acquisitions	975,045	—	27,958
Newly developed warehouse facilities	21,316	62,353	60,598
Disposition	(7,409)	(30,199)	(20,780)
Impairment	(12,555)	(747)	(9,473)
Conversion of leased assets to owned	—	8,405	—
Impact of foreign exchange rate changes	557	(21,781)	13,455
Ending Balance	3,729,589	2,575,367	2,506,656

Accumulated Depreciation:
Beginning Balance	(827,892)	(770,006)	(692,390)
Depreciation expense	(114,512)	(87,355)	(86,169)
Dispositions	6,679	24,672	11,143
Impact of foreign exchange rate changes	(697)	4,797	(2,590)
Ending Balance	(936,422)	(827,892)	(770,006)

Total Real Estate Facilities, Net at December 31	$2,793,167	$1,747,475	$1,736,650

The total real estate facilities amounts in the table above include $76.8 million, $80.3 million, and $90.5 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2019, 2018 and 2017, respectively. The Company does not hold title in these assets under sale-leaseback agreements. As of December 31, 2019 and 2018, the Company has no facilities classified as held for sale. During the second quarter of 2019, the Company sold an idle facility, which was written down earlier in 2019 resulting in an impairment charge of $2.9 million. During the second quarter of 2018, the Company sold a facility resulting in an $8.4 million gain on sale of real estate. In preparation of the warehouse disposal, the Company transferred most of its customers inventory to other owned warehouses within the same region. In February 2019, the Company acquired one facility and adjacent land in connection with the PortFresh Acquisition, with total property, buildings and equipment of $35.0 million. In May

Americold Realty Trust and Subsidiaries
Americold Realty Operating Partnership, L.P. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2019
(In thousands of U.S. dollars, as applicable and unless noted)

2019, the Company acquired 21 facilities in connection with the Cloverleaf Acquisition, with total property, buildings and equipment of $891.3 million. Additionally, in May 2019, the Company acquired two facilities in connection with the Lanier Acquisition, with total property, buildings and equipment of 60.0 million. In November 2019, the Company acquired two facilities in connection with the MHW Acquisition, with total property, buildings and equipment of $49.4 million. During the fourth quarter of 2018, the Company disposed of an idle facility, previously classified as held for sale, for a $0.9 million loss on sale of real estate, and purchased a portion of a facility that was previously operated under a lease agreement with a purchase price of $13.8 million. During the year ending December 31, 2017, the Company acquired a new facility for a total cost of $31.9 million, which included $3.9 million of intangible assets associated with an in-place lease and an above-market lease. In addition, the Company disposed of two idle and one operational facilities with a net book value of $9.2 million for an aggregate amount of $9.2 million. As of December 31, 2017, the Company held for sale an idle facility of the Warehouse segment with a carrying amount of $2.6 million, which is included in “Property, plant, and equipment – net” in the accompanying consolidated balance sheet.

(7) Reconciliation of the Company’s real estate activity and accumulated depreciation and depletion for the years ended December 31, 2019 to Schedule III:
Total real estate facilities gross amount per Schedule III	$3,332,888
Plus: Refrigeration equipment	409,865
Less: Quarry assets	(13,164)
Real estate facilities, at cost - ending balance	$3,729,589

Accumulated depreciation and depletion per Schedule III	$(752,711)
Plus: Refrigeration equipment	(186,799)
Less: Quarry assets	3,088
Accumulated depreciation and depletion - ending balance	$(936,422)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST

By:	/s/ Fred W. Boehler
Fred W. Boehler
Chief Executive Officer

Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred W. Boehler	Chief Executive Officer, President and Trustee	March 2, 2020
Fred W. Boehler

/s/ Marc J. Smernoff	Chief Financial Officer and Executive Vice President	March 2, 2020
Marc J. Smernoff

/s/ Thomas C. Novosel	Chief Accounting Officer and Senior Vice President	March 2, 2020
Thomas C. Novosel

/s/ Mark R. Patterson	Chairman of the Board of Trustees	March 2, 2020
Mark R. Patterson

/s/ James R. Heistand	Trustee	March 2, 2020
James R. Heistand

/s/ George J. Alburger, Jr.	Trustee	March 2, 2020
George J. Alburger, Jr.

/s/ Kelly H. Barrett	Trustee	March 2, 2020
Kelly H. Barrett

/s/ Antonio F. Fernandez	Trustee	March 2, 2020
Antonio F. Fernandez

/s/ Michelle M. MacKay	Trustee	March 2, 2020
Michelle M. MacKay

/s/ David J. Neithercut	Trustee	March 2, 2020
David J. Neithercut

/s/ Andrew P. Power	Trustee	March 2, 2020
Andrew P. Power