Form 10-Q
period 2020-03-31
AMERICOLD REALTY TRUST
filed 2020-05-08
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes	☒	No	☐

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

☒	Large accelerated filer			☐	Accelerated filer
☐	Non-accelerated filer			☐	Smaller reporting company
				☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2020
Common Stock, $0.01 par value per share	200,281,384

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•	adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;

•	general economic conditions;

•	uncertainties and risks related to natural disasters, global climate change and public health crises, including the recent and ongoing COVID-19 pandemic;

•	risks associated with the ownership of real estate and temperature-controlled warehouses in particular;

•	defaults or non-renewals of contracts with customers;

•	potential bankruptcy or insolvency of our customers, or the inability of our customers to otherwise perform under their contracts, including as a result of the recent and ongoing COVID-19 pandemic;

•	uncertainty of revenues, given the nature of our customer contracts;

•	increased interest rates and operating costs, including as a result of the recent and ongoing COVID-19 pandemic;

•	our failure to obtain necessary outside financing;

•	risks related to, or restrictions contained in, our debt financings;

•	decreased storage rates or increased vacancy rates;

•	risks related to current and potential international operations and properties;

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

•
risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames, or at all, in respect thereof;

•	difficulties in expanding our operations into new markets, including international markets;

•	risks related to the partial ownership of properties, including as a result of our lack of control over such investments and the failure of such entities to perform in accordance with projections;

•	our failure to maintain our status as a REIT;

•	our Operating Partnership’s failure to qualify as a partnership for federal income tax purposes;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;

•	financial market fluctuations;

•	actions by our competitors and their increasing ability to compete with us;

•	labor and power costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the competitive environment in which we operate;

•	our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements and employment related litigation;

•	liabilities as a result of our participation in multi-employer pension plans;

•	losses in excess of our insurance coverage;

•	the cost and time requirements as a result of our operation as a publicly traded REIT;

•	changes in foreign currency exchange rates;

•
the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares;

•	the potential dilutive effect of our common share offerings; and

•
risks related to any forward sale agreement, including the forward sale agreement we entered into with an affiliate of BofA Securities, Inc. in September 2018, as amended, or the 2018 forward sale agreement, including substantial dilution to our earnings per share or substantial cash payment obligations.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” herein, in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Form 8-K filed on April, 16, 2020, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2020	December 31, 2019
Assets
Property, buildings and equipment:
Land	$515,744	$526,226
Buildings and improvements	2,835,697	2,696,732
Machinery and equipment	859,709	817,617
Assets under construction	102,919	108,639
	4,314,069	4,149,214
Accumulated depreciation and depletion	(1,251,666)	(1,216,553)
Property, buildings and equipment – net	3,062,403	2,932,661

Operating lease right-of-use assets	73,231	77,723
Accumulated depreciation – operating leases	(20,805)	(18,110)
Operating leases – net	52,426	59,613

Financing leases:
Buildings and improvements	15,885	11,227
Machinery and equipment	79,844	76,811
	95,729	88,038
Accumulated depreciation – financing leases	(32,809)	(29,697)
Financing leases – net	62,920	58,341

Cash and cash equivalents	262,955	234,303
Restricted cash	6,222	6,310
Accounts receivable – net of allowance of $7,426 and $6,927 at March 31, 2020 and December 31, 2019, respectively	216,819	214,842
Identifiable intangible assets – net	355,613	284,758
Goodwill	378,152	318,483
Investments in partially owned entities	23,041	—
Other assets	82,841	61,372
Total assets	$4,503,392	$4,170,683

Liabilities and shareholders’ equity
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	341,113	350,963
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $14,976 and $12,996, in the aggregate, at March 31, 2020 and December 31, 2019, respectively	1,818,869	1,695,447
Sale-leaseback financing obligations	114,893	115,759
Financing lease obligations	62,289	58,170
Operating lease obligations	55,097	62,342
Unearned revenue	17,118	16,423
Pension and postretirement benefits	11,877	12,706
Deferred tax liability – net	52,776	17,119
Multi-employer pension plan withdrawal liability	8,684	8,736
Total liabilities	2,482,716	2,337,665
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – authorized 325,000,000 and 250,000,000 shares; 200,265,965 and 191,799,909 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,003	1,918
Paid-in capital	2,818,389	2,582,087
Accumulated deficit and distributions in excess of net earnings	(756,418)	(736,861)
Accumulated other comprehensive loss	(43,298)	(14,126)
Total shareholders’ equity	2,020,676	1,833,018
Total liabilities and shareholders’ equity	$4,503,392	$4,170,683

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2020	2019
Revenues:
Rent, storage and warehouse services	$381,068	$289,615
Third-party managed services	64,921	64,136
Transportation services	35,917	37,096
Other	2,163	2,232
Total revenues	484,069	393,079
Operating expenses:
Rent, storage and warehouse services cost of operations	254,295	198,796
Third-party managed services cost of operations	61,152	60,877
Transportation services cost of operations	31,112	32,740
Cost of operations related to other revenues	2,108	1,988
Depreciation, depletion and amortization	51,604	30,096
Selling, general and administrative	36,893	31,117
Acquisition, litigation and other	1,688	8,493
Impairment of long-lived assets	—	12,555
Gain from sale of real estate	(2,461)	—
Total operating expenses	436,391	376,662

Operating income	47,678	16,417

Other income (expense):
Interest expense	(23,870)	(21,576)
Interest income	587	1,003
Loss on debt extinguishment and modifications	(781)	—
Foreign currency exchange (loss) gain, net	(492)	60
Other income (expense), net	871	(167)
(Loss) income from investments in partially owned entities	(27)	122
Income (loss) before income tax (expense) benefit	23,966	(4,141)
Income tax (expense) benefit:
Current	(2,557)	(1,548)
Deferred	2,102	1,060
Total income tax expense	(455)	(488)

Net income (loss)	$23,511	$(4,629)

Weighted average common shares outstanding – basic	200,707	149,404
Weighted average common shares outstanding – diluted	203,783	149,404

Net income (loss) per common share of beneficial interest - basic	$0.12	$(0.03)
Net income (loss) per common share of beneficial interest - diluted	$0.11	$(0.03)
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2020	2019
Net income (loss)	$23,511	$(4,629)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	414	524
Change in unrealized net (loss) gain on foreign currency	(25,547)	1,221
Unrealized loss on designated derivatives	(4,039)	(2,714)
Other comprehensive loss	(29,172)	(969)

Total comprehensive loss	$(5,661)	$(5,598)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
Net income	—	—	—	23,511	—	23,511
Other comprehensive loss	—	—	—	—	(29,172)	(29,172)
Distributions on common shares of beneficial interest	—	—	—	(42,568)	—	(42,568)
Share-based compensation expense	—	—	4,298	—	—	4,298
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	216,056	2	(1,508)	—	—	(1,506)
Issuance of common shares	8,250,000	83	233,512	—	—	233,595
Cumulative effect of accounting change(1)	—	—	—	(500)	—	(500)
Balance - March 31, 2020	200,265,965	$2,003	$2,818,389	$(756,418)	$(43,298)	$2,020,676
(1) Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion of the adoption of ASC 326.

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net loss	—	—	—	(4,629)	—	(4,629)
Other comprehensive loss	—	—	—	—	(969)	(969)
Distributions on common shares	—	—	—	(30,235)	—	(30,235)
Share-based compensation expense	—	—	2,625	—	—	2,625
Share-based compensation expense (modification of Restricted Stock Units)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	897,849	9	3,965	—	—	3,974
Other	—	—	—	(88)	—	(88)
Balance - March 31, 2019	149,132,808	$1,491	$1,365,767	$(673,297)	$(13,484)	$680,477

	Three Months Ended March 31,
	2020	2019
Distributions declared per common share of beneficial interest	$0.21	$0.20
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss) attributable to Americold Realty Trust	$23,511	$(4,629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	51,604	30,096
Amortization of deferred financing costs and pension withdrawal liability	1,546	1,456
Amortization of above/below market leases	76	38
Loss on debt extinguishment and modification, non-cash	542	—
Foreign exchange loss (gain)	492	(60)
Loss (income) from investments in partially owned entities	27	(122)
Share-based compensation expense (modification of restricted stock units)	—	3,044
Share-based compensation expense	4,286	2,640
Deferred income tax benefit	(2,102)	(1,060)
Gain from sale of real estate	(2,461)	—
(Gain) loss on other asset disposals	(165)	20
Impairment of long-lived assets	—	12,555
Provision for doubtful accounts receivable	500	444
Changes in operating assets and liabilities:
Accounts receivable	(1,444)	(257)
Accounts payable and accrued expenses	5,136	2,039
Other	(1,031)	6,808
Net cash provided by operating activities	80,517	53,012
Investing activities:
Return of investment in joint venture	—	2,000
Investment in partially owned entities	(25,747)	—
Proceeds from sale of land and property, buildings and equipment	42,486	152
Proceeds from the settlement of net investment hedge	3,034	—
Business combinations, net of cash acquired	(315,583)	—
Acquisitions of property, buildings and equipment, net of cash acquired	—	(35,923)
Additions to property, buildings and equipment	(62,264)	(24,934)
Net cash used in investing activities	(358,074)	(58,705)
Financing activities:
Distributions paid on common shares	(38,631)	(28,098)
Proceeds from stock options exercised	911	5,567
Remittance of withholding taxes related to employee share-based transactions	(2,417)	(1,593)
Proceeds from revolving line of credit	186,753	—
Repayment on revolving line of credit	(177,075)	—
Repayment of sale-leaseback financing obligations	(866)	(740)
Repayment of financing lease obligations	(4,227)	(2,616)
Payment of debt issuance costs	(8,345)	—
Repayment of term loan and mortgage notes	(51,672)	(1,629)
Proceeds from term loan	177,075	—
Proceeds from equity forward contract	233,595	—
Net cash provided by (used in) financing activities	315,101	(29,109)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,544	(34,802)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(8,980)	355
Cash, cash equivalents and restricted cash:
Beginning of period	240,613	214,097
End of period	$269,177	$179,650

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Three Months Ended March 31,
Supplemental disclosures of cash flows information:	2020	2019
Acquisition of fixed assets under financing lease obligations	$10,025	$2,710
Acquisition of fixed assets under operating lease obligations	$231	$4,923
Interest paid – net of amounts capitalized	$35,159	$13,076
Income taxes paid – net of refunds	$148	$1,577
Acquisition of property, buildings and equipment on accrual	$34,263	$13,768

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of March 31,
	2020	2019
Cash and cash equivalents	$262,955	$172,838
Restricted cash	6,222	6,812
Total cash, cash equivalents and restricted cash	$269,177	$179,650

	As of March 31,
Allocation of purchase price of property, buildings and equipment to:	2020	2019
Investments in land and buildings and improvements	$—	$31,561
Machinery and equipment	—	3,410
Assembled workforce	—	351
Other assets	—	601
Cash paid for acquisition of property, buildings and equipment	$—	$35,923

	As of March 31,
	2020
Allocation of purchase price to business combinations:
Land	$33,829
Buildings and improvements	161,117
Machinery and equipment	13,765
Assets under construction	308
Operating and finance lease right-of-use assets	590
Cash and cash equivalents	1,997
Accounts receivable	5,272
Goodwill	66,289
Acquired identifiable intangibles:
Below-market leases	335
Customer relationships	79,462
Other assets	120
Accounts payable and accrued expenses	(2,281)
Operating and finance lease obligations	(590)
Unearned revenue	(607)
Deferred tax liability	(42,026)
Total consideration	$317,580

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99% of the common general partnership interests as of March 31, 2020. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is the sole limited partner of the Operating Partnership, owning 1% of the common general partnership interests as of March 31, 2020. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
During the third quarter of 2019 and first quarter of 2020, the Company granted Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 11. Upon vesting these units will represent interests in the Operating Partnership that are not owned by Americold Realty Trust. We expect that the expense associated with the vesting of the OP Units in the Operating Partnership will be immaterial to the consolidated financial statements of the Company.
On March 9, 2020, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 250,000,000 to 325,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of March 31, 2020 or December 31, 2019.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

September 2018 Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares pursuant to the 2018 forward sale agreement, which is currently expected to settle on or before September 2020. The term was extended from its original settlement of September 2019. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2018 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2018 forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the 2018 forward sale agreement, the common shares issuable upon settlement of the 2018 forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the 2018 forward sale agreement less the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted 2018 forward sale price at the end of the reporting period). If and when the Company physically or net share settles the 2018 forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of March 31, 2020, the Company has not settled any portion of the 2018 forward sale agreement.
March 2019 Secondary Public Offering
In March 2019, the Company completed a secondary public offering in which certain funds affiliated with YF ART Holdings and The Goldman Sachs Group, Inc. (Goldman) sold their remaining interests in the Company of 38,422,583 and 8,061,228 common shares, respectively, at $27.75 per share, which included 6,063,105 shares purchased by the underwriters upon the exercise in full of their option to purchase additional shares. The selling shareholders received proceeds from the offering, which, net of underwriting fees, totaled $1.1 billion. The Company received no proceeds and incurred fees of $1.5 million related to this offering.
April 2019 Follow-On Public Offering
On April 22, 2019, the Company completed a follow-on public offering of 42,062,000 of its common shares, including 6,562,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares, at a public offering price of $29.75 per share, which generated net proceeds of approximately $1.21 billion to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 8,250,000 common shares pursuant to the 2019 forward sale agreement. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2019 forward sale agreement that were sold by the forward purchaser or its affiliate. The 2019 forward sale agreement was settled during the three months ended March 31, 2020 for proceeds of $233.6 million. The proceeds of the follow-on public offering were used to fund the purchase of Chiller Holdco, LLC ( Cloverleaf Cold Storage or Cloverleaf). The Company used the cash proceeds that we received upon settlement of the 2019 forward sale agreement on January 2, 2020 to fund a portion of the Nova Cold Logistics (Nova Cold) acquisition.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

At the Market (ATM) Equity Program
On August 23, 2019, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through the ATM Equity Program. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There were no common shares sold under the ATM Equity Program during the first quarter of 2020. On April 16, 2020 this ATM Equity Program was terminated and replaced with a new ATM Equity Program which is further described in Note 20, Subsequent Events.
Acquisitions and Investments in Joint Ventures
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.2 million, net of cash acquired.
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
On November 19, 2019, the Company acquired MHW Group Inc. (MHW). The Company paid aggregate cash consideration of approximately $50.8 million, net of cash acquired. Additionally, on this date the Company announced the acquisition of Nova Cold which closed in January 2020 for CAD $338.6 million. The Company funded the Nova Cold acquisition using a combination of equity from its April 2019 forward sale agreement, the Company’s revolving credit facility and cash on hand.
On January 2, 2020, the Company completed the purchase of all outstanding shares of Nova Cold for Canadian Dollars of $337.3 million, net of cash acquired ($259.5 million USD, net of cash acquired). The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility.
On January 2, 2020, the Company completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.1 million, net of cash acquired.
On March 6, 2020, the Company acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Real Dollars of 117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information, and with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19. The COVID-19 pandemic has caused, and is likely to continue to cause severe economic, market and other disruptions worldwide, which could lead to material impairments of our assets, increases in our allowance for credit losses and changes in judgments in determining the fair value of our assets. Conditions in the bank lending, capital and other financial markets may deteriorate, and our access to capital and other sources of funding may become constrained or more costly, which could materially and adversely affect the availability and terms of future borrowings, renewals, re-financings and other capital raises.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation on the Condensed Consolidated Statements of Shareholders’ Equity. The Condensed Consolidated Statements of Shareholders’ Equity reflects the reclassification required in the prior period to condense the amount previously classified within ‘Other’ to be classified within ‘Other comprehensive loss’, both of which are a component of Accumulated Other Comprehensive Income (Loss).

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

2. Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, which provides additional information with regard to the accounting policies set forth herein and other significant accounting policies.
Impairment of Long-Lived Assets
For the three months ended March 31, 2019, the Company recorded impairment charges totaling $12.6 million. During the first quarter of 2019, management and the Company’s Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of approximately 75% of the current warehouse, which was unused. We have continued to operate as normal during the redevelopment. As a result of this initiative, the Company wrote off the carrying value of the portion of the warehouse no longer in use resulting in an impairment charge of $9.6 million of Warehouse segment assets. Additionally, during the first quarter of 2019 the Company recorded an impairment charge of $2.9 million of Warehouse segment assets related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. The sale of this property was completed during the second quarter of 2019. The impairment charges are included in the “Impairment of long-lived assets” line item of the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019. There were no impairment charges recorded during the three months ended March 31, 2020.
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
We capitalized interest of $0.8 million for each of the three months ended March 31, 2020 and 2019. During each of the three months ended March 31, 2020 and 2019, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.1 million and $0.2 million, respectively.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
Refer to Note 3 for the disclosures related to recent acquisitions accounted for as a business combination.
Asset Acquisitions
We acquired PortFresh in an asset acquisition on February 1, 2019 for $35.2 million, net of cash. The cost incurred in connection with this asset acquisition was allocated primarily to property, buildings and equipment. Additionally, we acquired MHW in an asset acquisition on November 19, 2019 for $50.8 million, net of cash. The cost incurred in connection with this asset acquisition was allocated primarily to $50.1 million of land, buildings and equipment, $0.6 million of an assembled workforce intangible asset and $0.1 million of other assets and liabilities, net. Additionally, the purchase agreement included a call option to purchase land from the holder of the ground lease for $4.1 million, which was exercised in January 2020.
Recently Adopted Accounting Standards
Fair Value Measurement - Disclosure Framework

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public business entities, this guidance is effective for fiscal years

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard effective January 1, 2020 on a prospective basis, and it did not have a material impact on its consolidated financial statements.
Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606. ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer and precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2019, and interim periods therein. The Company adopted this standard effective January 1, 2020, and it did not have a material impact on its consolidated financial statements.
Credit Losses

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimated expected credit losses, which may result in earlier recognition of losses. Upon adoption of the new standard, the Company recorded a non-cash cumulative effect adjustment to the opening accumulated deficit and distributions in excess of net earnings of $0.5 million as of January 1, 2020.
As of March 31, 2020, we had $536.8 million of assets in the scope of the credit loss standard. These assets consist primarily of cash equivalents measured at amortized cost and trade and other receivables. Counterparties associated with these assets are generally highly rated. The substantial majority of the allowance recorded on the aforementioned in-scope assets relates to our trade receivables and totaled $7.4 million as of March 31, 2020.
Financial Instruments

In March 2020, FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company adopted this standard effective January 1, 2020, and it did not have a material impact on its consolidated financial statements.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

to be applied on a retrospective basis to all periods presented. The Company does not expect the provisions of ASU 2018-14 will have a material impact on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; however, early adoption is permitted for all entities. The Company continues to assess the impact of adopting this standard and does not believe the adoption of ASU 2019-12 will have a material effect on its consolidated financial statements.
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, equity method investments and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have any impact on the Company's financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

3. Business Combinations
Acquisitions Completed During the Three Months Ended March 31, 2020
The Company completed the acquisition of privately-held Nova Cold on January 2, 2020 for total cash consideration of approximately CAD $337.3 million, net of cash received, or $259.5 million USD based upon the exchange rate between the CAD and USD on the closing date of the transaction. The preliminary purchase price allocation of consideration primarily included $177.7 million of land and buildings and equipment, $60.0 million of a customer relationship intangible asset, $42.0 million of deferred tax liabilities, and $61.7 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canada market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Nova Cold acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis, therefore, the Company recorded no deferred tax liability for goodwill for Canadian tax purposes. Deductible goodwill will exist for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS acquired. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquistion.
The Company completed the acquisition of privately-held Newport on January 2, 2020 for total cash consideration of $56.1 million, net of cash received. The preliminary purchase price allocation of consideration primarily included $31.3 million of land and buildings and equipment, $19.5 million of a customer relationship asset and $4.6 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Minneapolis-St. Paul market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Newport acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies; the acquisition of all the membership interests allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquistion.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Acquisitions Completed During 2019
The Company completed the acquisition of privately-held Cloverleaf on May 1, 2019. A summary of the preliminary fair value of the assets acquired and liabilities assumed for total cash consideration of $1.24 billion, as well as adjustments made during the measurement period, is as follows (in thousands):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Amounts Recognized as of the Acquisition Date (as Adjusted)(2)
Assets
Land	$59,363	$1,131	$60,494
Building and improvements	687,821	(19,670)	668,151
Machinery and equipment	144,825	822	145,647
Assets under construction	20,968	(3,994)	16,974
Operating lease right-of-use assets	1,254	—	1,254
Cash and cash equivalents	4,332	—	4,332
Restricted cash	—	526	526
Accounts receivable	21,358	220	21,578
Goodwill	107,643	18,453	126,096
Acquired identifiable intangibles:
Customer relationships	241,738	8,608	250,346
Trade names and trademarks	1,623	—	1,623
Other assets	18,720	(11,668)	7,052
Total assets	1,309,645	(5,572)	1,304,073
Liabilities
Accounts payable and accrued expenses	30,905	12,598	43,503
Notes payable	17,179	(13,301)	3,878
Operating lease obligations	1,254	—	1,254
Unearned revenue	3,536	—	3,536
Pension and postretirement benefits	2,020	(2,020)	—
Deferred tax liability	9,063	(39)	9,024
Total liabilities	63,957	(2,762)	61,195
Total consideration for Cloverleaf acquisition	$1,245,688	$(2,810)	$1,242,878

(1) The measurement period adjustments recorded during the measurement period did not have a significant impact on our Consolidated Statements of Operations for the quarter ended March 31, 2020.
(2) The measurement period adjustments were primarily due to refinements to third party appraisals and carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments results in a net increase to goodwill.
As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition dates. The Company recorded

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

approximately $0.2 million of additional deferred tax liability related to basis differences in fixed assets and intangibles for the three months ended March 31, 2020. All other adjustments recorded during the three months ended March 31, 2020 were not material to the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The final purchase price allocation will be presented within our second quarter 2020 Condensed Consolidated Financial Statements.
As shown above, in connection with the Cloverleaf Acquisition the Company recorded an intangible asset of approximately $250.3 million for customer relationships which has been assigned a useful life of 25 years, and approximately $1.6 million for trade names and trademarks which has been assigned a useful life of 1.5 years. These intangible assets will be amortized on a straight-line basis over their respective useful lives. Based on the discussion under goodwill above, the Cloverleaf Acquisition resulted in federal income tax deductibility for a portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for both the REIT and its domestic TRS. The Company recorded a deferred tax liability of $1.9 million for intangible assets in 2019, which remains materially unchanged for the three months ended March 31, 2020.
The unaudited pro forma financial information set forth below is based on the historical Condensed Consolidated Statements of Operations for the quarter ended March 31, 2019, adjusted to give effect to the Cloverleaf Acquisition as if it had occurred on January 1, 2018. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisition of Cloverleaf.
On March 1, 2019, Cloverleaf acquired Zero Mountain, Inc. and Subsidiaries (Zero Mountain). As a result, we have included the results of operations of Zero Mountain in the below pro forma financial information. The pro forma adjustments made include the acquisition expenses incurred in connection with Cloverleaf’s acquisition of Zero Mountain.
The accompanying unaudited pro forma consolidated financial statements exclude the results of all other acquisitions completed during 2019 and 2020, which were deemed immaterial. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company or the Operating Partnership would have been had the Cloverleaf Acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Pro forma (unaudited)
(in thousands, except per share data)
Three Months Ended March 31, 2019
Total revenue	$449,259
Net income available to common shareholders(1)	$(4,489)
Net income per share, diluted(2)	$(0.02)
(1) Pro forma net income available to common shareholders was adjusted to exclude $9.8 million of acquisition related costs incurred by the Company during the quarter ended March 31, 2019.
(2)Adjusted to give effect to the issuance of approximately 42.1 million common shares in connection with the Cloverleaf Acquisition.
Additionally, the Company completed the acquisition of privately-held Lanier on May 1, 2019 for total cash consideration of $81.9 million, net of cash received. The allocation of consideration primarily included $60.0 million of land and buildings and equipment, $6.4 million of goodwill, and $16.3 million of customer relationship intangible assets. The customer relationship asset has been assigned a useful life of 25 years and will be amortized on a straight-

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the increased presence in the north Georgia poultry market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Lanier acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. The Company originally recorded an opening deferred tax liability of approximately $0.7 million in 2019 and approximately $0.8 million of additional deferred tax liability related to basis differences in fixed assets and intangibles for the three months ended March 31, 2020. All other adjustments recorded subsequent to the acquisition date were not material to the Condensed Consolidated Balance Sheets, the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statements of Cash Flows. The final purchase price allocation will be presented within our second quarter 2020 Condensed Consolidated Financial Statements. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquistion.
4. Investment in Partially Owned Entities
During the first quarter of 2020, the Company entered into a 14.99% equity interest in a joint venture with Superfrio Armazéns Gerais S.A. (“SuperFrio” or “Brazil JV”) for Brazilian reals of 117.8 million. Including certain transaction costs, this the Company recorded an initial investment of USD $25.7 million. SuperFrio is a Brazilian-based company that provides temperature-controlled storage and logistics services including storage, warehouse services, and transportation. The debt of our unconsolidated joint venture is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.

As of March 31, 2020, our investment in unconsolidated joint venture accounted for under the equity method of accounting presented in our Condensed Consolidated Balance Sheet consists of the following (in thousands):

Joint Venture	Location	% Ownership	March 31, 2020
Superfrio	Brazil	14.99%	$23,041

5. Acquisition, Litigation and Other Charges
The components of the charges included in “Acquisition, litigation and other” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
Acquisition, litigation and other	2020	2019
Acquisition related costs	$766	$1,441
Litigation	—	910

Other:
Severance, equity award modifications and acceleration	922	4,293
Non-offering related equity issuance expenses	—	1,511
Terminated site operations costs	—	338
Total other	922	6,142

Total acquisition, litigation and other	$1,688	$8,493

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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

Litigation costs consist of expenses incurred in order to defend the Company from litigation charges outside of the normal course of business as well as related settlements not in the normal course of business. Litigation costs incurred in connection with matters arising from the ordinary course of business are expensed as a component of “Selling, general and administrative expense” on the Condensed Consolidated Statements of Operations.

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the three months ended March 31, 2019, severance, equity modification and acceleration expense consists of $1.2 million of severance related to the departure of two former executives, as well as $3.1 million of accelerated equity award vesting. Refer to Note 11 for further details of all equity modifications and equity acceleration.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

6. Debt
The Company’s outstanding indebtedness as of March 31, 2020 and December 31, 2019 is as follows (in thousands):

				March 31, 2020		December 31, 2019
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of March 31, 2020	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$179,770	$180,670	$181,443	$184,618
Mezzanine A	5/2023	7.38%	7.55%	70,000	69,650	70,000	70,525
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,840	32,000	32,320
Total 2013 Mortgage Loans				281,770	282,160	283,443	287,463

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	210,000	200,000	217,750
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	414,500	400,000	439,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	343,875	350,000	366,625
Total Senior Unsecured Notes				950,000	968,375	950,000	1,023,375

2020 Senior Unsecured Term Loan Tranche A-1(1)	03/2025	L+0.95%	2.83%	425,000	424,469	—	—
2020 Senior Unsecured Term Loan Tranche A-2(2)(6)	03/2025	C+0.95%	2.76%	177,075	176,854	—	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				602,075	601,323	—	—

2018 Senior Unsecured Term Loan A Facility(1)(4)	01/2023	L+1.00%	3.14%	—	—	475,000	472,625

Total principal amount of indebtedness				$1,833,845	$1,851,858	$1,708,443	$1,783,463
Less: deferred financing costs				(14,976)	n/a	(12,996)	n/a
Total indebtedness, net of unamortized deferred financing costs(3)				$1,818,869	$1,851,858	$1,695,447	$1,783,463

2020 Senior Unsecured Revolving Credit Facility(3)(5)	03/2024	L+0.85%	0.20%	$—	$—	N/A	N/A
2018 Senior Unsecured Revolving Credit Facility(1) (3)	01/2021	L+0.90%	0.36%	N/A	N/A	$—	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of March 31, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4) During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of March 31, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility maturing January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023. The total borrowing capacity of the 2020 Senior Unsecured Credit Facility is approximately $1.4 billion USD. The Company reduced the margin on the 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Revolving Credit Facility by five basis points.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge for the Company’s investment in the recently completed Nova Cold acquisition. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of March 31, 2020, $8.2 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. In order to extend, the Company must not be in default, all representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of March 31, 2020, $7.2 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.
Our 2020 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value. Following a material acquisition, leverage ratio shall not exceed 65%;

•	a maximum unencumbered leverage ratio of less than or equal to 60% to unencumbered asset value. Following a material acquisition, unencumbered leverage ratio shall not exceed 65%;

•	a maximum secured leverage ratio of less than or equal to 40% to total asset value. Following a material acquisition, secured leverage ratio shall not exceed 45%;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50x; and

•	a minimum unsecured interest coverage ratio of greater than or equal to 1.75x.

Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of March 31, 2020, the Company was in compliance with all debt covenants.
There were $22.8 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of March 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450.0 million to $800.0 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by five basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. As of December 31, 2019, the unamortized balance of Term Loan A debt issuance costs was $6.1 million and was included in “Mortgage notes, senior unsecured notes and term loans” on the accompanying Condensed Consolidated Balance Sheets.
On September 24, 2019, we reduced our interest rate margins from 1.45% to 1.00% and decreased the fee on unused borrowing capacity by five basis points for usage greater than 50% of the total commitment and 15 basis points for usage less than 50% of commitment. The fee for unused borrowing capacity was 20 basis points regardless of the percentage of total commitment used. During the third quarter of 2019, the Company received a favorable credit rating. This rating, when combined with existing ratings, allowed the Company to transition to a favorable ratings-based pricing grid during the third quarter of 2019.
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and is no longer outstanding as of March 31, 2020.
Series A, B and C Senior Unsecured Notes
On April 26, 2019, we priced a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment included interest accrued since May 7, 2019. The notes are general unsecured obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.
On November 6, 2018, we priced a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”). The transaction closed on December 4, 2018. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. The Company used a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600.0 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (2010 Mortgage Loans). The Company also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan (ANZ Loans).
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
The Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;

•	a maximum total secured indebtedness ratio of less than 0.40 to 1.00;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00; and

•	a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00.
As of March 31, 2020, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.

The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of March 31, 2020, the Company was in compliance with all debt covenants.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

on our ability to enter into certain types of transactions or take on certain exposures. As of March 31, 2020, we were in compliance with all debt covenants.
Loss on debt extinguishment and modifications
In connection with the refinancing of the 2018 Senior Unsecured Credit Facility during the first quarter of 2020, the Company recorded $0.8 million to “Loss on debt extinguishment and modifications” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs from the 2018 Senior Unsecured Credit Facility. These write-offs were a result of two lenders in the 2018 Senior Unsecured Term Loan A Facility that did not participate in the 2020 Senior Unsecured Term Loan A Facility, accordingly those lenders’ portion of unamortized deferred financing costs were written off. Similarly, two lenders in the 2018 Senior Unsecured Revolving Credit Facility did not participate in the 2020 Senior Unsecured Revolving Credit Facility, and those lender’s portions of unamortized deferred financing costs were written off.

The aggregate maturities of the Company’s total indebtedness as of March 31, 2020, including amortization of principal amounts due under the mortgage notes, for each of the next five years and thereafter, are as follows:

As of March 31, 2020:	(In thousands)
March 31, 2021	$6,833
March 31, 2022	7,102
March 31, 2023	7,381
March 31, 2024	260,454
March 31, 2025	602,075
Thereafter	950,000
Aggregate principal amount of debt	1,833,845
Less unamortized deferred financing costs	(14,976)
Total debt net of unamortized deferred financing costs	$1,818,869

7. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedges $100.0 million of variable interest-rate debt, or 17%, of the Company’s outstanding variable-rate debt as of March 31, 2020. The August 2019 agreement hedges $225.0 million of variable interest-rate debt, or 37%, of the Company’s outstanding variable-rate debt as of March 31, 2020. Each agreement converts the Company’s variable-rate debt to a fixed-rate basis through 2024, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4.3 million will be reclassified as an increase to interest expense. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at March 31, 2020.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.9 million will be reclassified as a decrease to interest expense. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign currencies against its functional currency, the US dollar.  Periodically, the Company uses foreign currency derivatives including currency forward contracts to manage its exposure to fluctuations in the CAD-USD exchange rate. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the strict hedge accounting requirements to be classified as hedging instruments. As a result, the changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the first quarter of 2020, the Company’s previous two outstanding foreign exchange forward contracts, which were entered into in conjunction with the funding of the Nova Cold Acquisition that were not designated as hedges in a qualifying hedging relationship, matured.The first contract was entered into in December 2019 with a notional to purchase CAD $217.0 million and sell USD matured on January 2, 2020 and settled for a gain of $2.1 million. The second contract was entered into simultaneously with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 was subsequently designated as a net investment hedge on January 2, 2020. The net unrealized gain on the change in fair value of the foreign exchange forward contracts included within “Foreign currency exchange gain (loss), net” on the accompanying Consolidated Statement of Operations for the three months ended March 31, 2020 was $0.1 million.
The Company is also exposed to fluctuations in foreign exchange rates on property investments it holds in foreign countries. The Company uses forward currency forwards to hedge its exposure to changes in the CAD- USD exchange rates on certain of its foreign investments as well. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
On January 2, 2020, the Company designated the above noted forward currency contract with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020. This contract was then settled for a gain of $0.2 million and a new contract was entered into with same notional to sell CAD $217.0 million and purchase USD which matured on February 28, 2020. The second contract was settled for a gain of $2.8 million upon the maturity date of February 28, 2020.
As of March 31, 2020, the Company did not have any currency forwards that were designated as net investment hedges outstanding.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at March 31, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Designated derivatives
Foreign exchange contracts	$24,656	$1,376	$—	$—
Interest rate contracts	—	2,933	16,831	3,505

Undesignated derivatives
Foreign exchange forwards	—	2,546	—	2,589
Total derivatives formally designated as hedging instruments	$24,656	$6,855	$16,831	$6,094

The following table presents the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
Interest rate contracts	$(16,265)	$(1,406)	Interest expense	$10	$—
Foreign exchange contracts	23,461	(2,576)	Foreign currency exchange loss, net	16,194	1,268
Foreign exchange contracts	—	—	Interest expense	281	—
Foreign exchange forwards	5,250	—		—	—
Total designated cash flow hedges	$12,446	$(3,982)		$16,485	$1,268

Interest expense recorded in the accompanying Condensed Consolidated Statements of Operations was $23.9 million and $21.6 million during the three months ended March 31, 2020 and 2019, respectively. The foreign currency exchange loss, net for the three months ended March 31, 2020 was $0.5 million. During the three months ended March 31, 2019, the Company recorded foreign currency exchange gain, net on the accompanying Condensed Consolidated Statements of Operations of $0.1 million.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

March 31, 2020
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$24,656	$—	$24,656	$(7,679)	$—	$16,977

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(16,831)	$—	$(16,831)	$7,679	$—	$(9,152)

December 31, 2019
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,855	$—	$6,855	$(3,966)	$—	$2,889

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(6,094)	$—	$(6,094)	$3,966	$—	$(2,128)

As of March 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.8 million. As of March 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $17.0 million.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
Refer to Note 16 for additional details regarding the impact of the Company’s derivatives on AOCI for the three months ended March 31, 2020 and 2019, respectively.
8. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of March 31, 2020 and December 31, 2019 are as follows:

	Maturity	Interest Rate as of March 31, 2020	March 31, 2020	December 31, 2019
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,941	$18,994
11 warehouses – 2007	9/2027	7.00%-19.59%	95,952	96,765
Total sale-leaseback financing obligations			$114,893	$115,759

9. Fair Value Measurements
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
The Company’s mortgage notes, senior unsecured notes and term loans are reported at their aggregate principal amount less unamortized deferred financing costs on the accompanying Condensed Consolidated Balance Sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance of the collateral asset as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, senior unsecured notes and term loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of March 31, 2020 and December 31, 2019, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. Additionally, the assets and liabilities recorded through acquisitions are measured at fair value on a non-recurring basis. Refer to Note 2 for asset acquisitions and Note 3 for business combinations, and the respective purchase price allocations of the Company’s acquisitions. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value Hierarchy	Fair Value
		March 31, 2020	December 31, 2019
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$—	$2,936
Interest rate swap liability	Level 2	16,837	3,507
Cross-currency swap asset	Level 2	24,865	1,404
Foreign exchange forward contract asset	Level 2	—	2,546
Foreign exchange forward contract liability	Level 2	—	2,589
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$1,851,858	$1,783,463
(1)The carrying value of mortgage notes, senior unsecured notes and term loans is disclosed in Note 6.
10. Dividends and Distributions
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

payment of common share dividends is dependent upon our financial condition, operating results, and REIT distribution requirements and may be adjusted at the discretion of the Company’s Board of Trustees.
The following tables summarize dividends declared and distributions paid to the holders of common shares for the three months ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	—
		$42,568	$38,631

(a)	Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.

Three Months Ended March 31, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	—
		$30,235	$28,098

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
11. Share-Based Compensation
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Aggregate share-based compensation charges were $4.3 million and $5.7 million during the three months ended March 31, 2020 and 2019, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. During the first quarter of 2019, approximately $3.1 million of share-based compensation expense was recorded as a component of “Acquisition, litigation and other” expense on the accompanying Condensed Consolidated Statements of Operations due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation. The award modifications and awards with accelerated vesting are discussed further under the section Modification of Restricted Stock Units and Accelerated Vesting of Awards. As of March 31, 2020, there was $31.7 million of unrecognized share‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.4 years.
Americold Realty Trust 2010 Equity Incentive Plans
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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and are paid upon the vesting of the awards. Time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of March 31, 2020 and December 31, 2019, the Company accrued $1.4 million and $1.1 million, respectively, of dividend equivalents on unvested units payable to employees and non-employee trustees.
All awards granted under the 2017 Plan dated on March 8, 2020 and thereafter include a retirement provision. The retirement provision allows that if a participant has either attained the age of 65, or has attained the age of 55 and has ten full years of service with the Company, and there are no facts, circumstances or events exist which would give the Company a basis to effect a termination of service for cause, then the award recipient is entitled to continued vesting of any outstanding equity-based awards which include the retirement provision. Should the participant choose to retire from the Company, the awards with the retirement provision would continue to vest. Accordingly, grants of time-based awards to an employee who has met the retirement criteria on or before the date of grant will be expensed at the date of grant. In addition, grants of time-based awards to employees who will meet the retirement criteria during the awards normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the retirement criteria. Time-based awards granted to recipients who meet the retirement criteria will continue vesting on the original vesting schedule. A pro-rated portion of market-performance based awards granted to recipients who meet the retirement criteria will remain outstanding and eligible to vest based on actual performance through the last day of the performance period based on the number of days during the performance period that the recipient was employed.

Americold Realty Trust and Subsidiaries
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
Restricted Stock Units Activity
Restricted stock units are nontransferable until vested. Prior to the issuance of a common share, the grantees of restricted stock units are not entitled to vote the shares. Time-based restricted stock unit awards vest in equal annual increments over the vesting period. Performance-based and market performance-based restricted stock unit awards cliff vest upon the achievement of the performance target, as well as completion of the performance period.
The following table summarizes restricted stock unit grants under the 2017 Plan during the three months ended March 31, 2020 and 2019, respectively:

Three Months Ended March 31,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Employees	283,471	1-3 years	$8,699
2019	Trustees	12,285	1 year	$375
2019	Employees	455,504	1-3 years	$15,169

Of the restricted stock units granted for the three months ended March 31, 2020, (i) 174,661 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (ii) 108,810 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2020 and will end December 31, 2022.
Of the restricted stock units granted for the three months ended March 31, 2019, (i) 12,285 were time-based graded vesting restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 222,937 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iii) 232,567 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2019 and will end December 31, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of March 31, 2020:

Three Months Ended March 31, 2020
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	714,063	$25.0	57,142	$2.0	779,188	$27.3
Granted	174,661		—		108,810
Vested	(243,009)		(14,286)		—
Forfeited	(2,283)		—		(6,186)
Non-vested as of March 31, 2020	643,432	$21.9	42,856	$1.5	881,812	$30.0
Shares vested, but not released(1)	615,643	21.0	28,571	1.0	—	—
Total outstanding restricted stock units	1,259,075	$42.9	71,427	$2.5	881,812	$30.0

(1)
For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The weighted average grant date fair value of these units is $9.38 per unit. During 2020 an additional 14,286 of these restricted stock units vested. Of the total restricted stock units vested, but not yet released, 615,643 time-based restricted stock units and 14,286 performance-based restricted stock units vested prior to January 1, 2020.

(2)	The number of market performance-based restricted stock units are reflected within this table based upon the number of shares issuable upon achievement of the performance metric at target.
The weighted average grant date fair value of restricted stock units granted during three months ended March 31, 2020 was $30.69 per unit, for vested and converted restricted stock units was $20.67, for forfeited restricted stock units was $22.45. The weighted average grant date fair value of non-vested restricted stock units was $24.30 and $22.50 per unit as of March 31, 2020 and December 31, 2019, respectively.
OP Units Activity
During 2019, upon recommendation by the Compensation Committee, the Board of Trustees approved the grant of OP units in connection with the annual grant to the Board of Trustees. The trustees have the option to elect their annual grant in the form of either time-vested restricted stock units or time-vested OP units. Additionally, the Board of Trustees approved the future award of grants for certain members of management to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in connection with the annual grant for the first quarter of 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The following table summarizes OP unit grants under the 2017 Plan during the three months ended March 31, 2020 (none were issued during the first quarter of 2019):

Three Months Ended March 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Employee group	255,720	1 - 3 years	$7,719
The following table provides a summary of the OP unit awards activity under the 2017 Plan as of March 31, 2020:

Three Months Ended March 31, 2020
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	20,190	$0.7	—	$0.0
Granted	76,855		178,865
Vested	—		—
Forfeited	—		—
Non-vested as of March 31, 2020	97,045	$3.3	178,865	$6.1

The OP units granted for the three months ended March 31, 2020 had an aggregate grant date fair value of $7.7 million.
Stock Options Activity
The following tables provide a summary of option activity for the three months ended March 31, 2020, respectively:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2019	794,498	$9.81	5.8
Granted	—	—
Exercised	(27,500)	9.81
Forfeited or expired	—	—
Outstanding as of March 31, 2020	766,998	9.81	5.6

Exercisable as of March 31, 2020	372,000	$9.81	5.1

The total fair value at grant date of stock option awards that vested during the three months ended March 31, 2020 and 2019 was approximately $0.6 million and $0.1 million, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2020 and 2019, was $0.6 million and $11.0 million, respectively.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

12. Income Taxes
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
The Company recorded an income tax expense of approximately $0.5 million for each of the three months ended March 31, 2020 and 2019, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations and a portion of those earnings is permanently reinvested.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While we are still assessing the impact of the legislation, we do not expect there to be a material impact to our consolidated financial statements at this time. The Company plans on accelerating the refund of approximately $1.9 million in previously paid alternative minimum taxes in 2020.

The Company recorded an opening deferred tax liability of $8.9 million and $0.7 million in 2019 for the purchase of Cloverleaf and Lanier, respectively, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed and intangible assets. Purchase accounting for Cloverleaf and Lanier has not yet been completed and the Company recorded additional deferred tax liability of approximately $1.0 million for the quarter ended March 31, 2020 based on additional information obtained during the quarter. Furthermore, a deferred income tax benefit of approximately $1.0 million was also recognized during the quarter as result of a reduction in the Company’s existing valuation allowance due to the aforementioned deferred tax liability for the Cloverleaf and Lanier acquisitions recorded during the quarter that became available to be used as a positive source of income for valuation allowance assessment purposes.
The Company recorded an opening deferred tax liability of $42.0 million for the purchase of Novacold in January of 2020, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed and intangible assets. Purchase accounting for Novacold has not yet been completed, and additional amounts may be recorded as additional information is obtained.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The Company has $0.4 million of uncertain tax positions outstanding as of March 31, 2020 and December 31, 2019. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.
13. Variable Interest Entities
New Market Tax Credit
On May 1, 2019, the Company assumed a financing arrangement born out of the New Market Tax Credit (“NMTC” or “NMTC Transactions”) program. These financing arrangements were originated by Cloverleaf in 2015 to monetize state and federal tax credits related to the construction of a cold storage warehouse in Monmouth, Illinois. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“the Act”) and is intended to induce capital investment in qualified lower income communities.
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
As of March 31, 2020 and December 31, 2019, the balance of the deferred contribution liability was $4.8 million and $4.9 million, respectively, which is classified as “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets.
The Company is required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangement. Non-compliance with applicable requirements could result in projected tax benefits not being

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

realized and, therefore, could require the Company to indemnify the tax credit investors for any loss or recapture of NMTCs related to the financing until such time as the obligation to deliver tax benefits is relieved. The Company is in compliance with all applicable requirements and does not anticipate any credit recaptures will result in connection with this arrangement.
14. Employee Benefit Plans
The components of net period benefit cost for the three months ended March 31, 2020 and 2019, respectively, are as follows:

	Three Months Ended March 31, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$14	$14
Interest cost	315	279	4	6	604
Expected return on plan assets	(500)	(366)	—	(16)	(882)
Amortization of net loss	254	152	—	—	406
Amortization of prior service cost	—	—	—	8	8
Net pension benefit cost	$69	$65	$4	$12	$150

	Three Months Ended March 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$20	$20
Interest cost	397	311	6	13	727
Expected return on plan assets	(440)	(294)	—	(19)	(753)
Amortization of net loss	377	141	(1)	—	517
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$334	$158	$5	$21	$518
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company expects to contribute to all plans an aggregate of $2.5 million in 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) was significantly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. During the third quarter of 2017, the Company took the option to exit the Fund and convert to the new fund. The Company’s portion of the unfunded liability (undiscounted), estimated at $13.7 million, will be repaid in equal monthly installments of approximately $38,000 over 30 years, interest free. The Company recognized an expense and related liability equal to the present value of the withdrawal liability upon exiting the Fund, and amortizes the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.
15. Commitments and Contingencies
Letters of Credit
As of March 31, 2020 and December 31, 2019, there were $22.8 million and $23.0 million, respectively, of letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $4.3 million as of March 31, 2020 and December 31, 2019. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of March 31, 2020, approximately 48% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 12% of the labor force are set to expire during the remaining nine months ended December 31, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
Employment Putative Class Action
On February 22, 2019, a former employee filed a putative class action against the Company in the San Bernardino County Superior Court asserting that the Company: (1) failed to pay minimum wages; (2) failed to pay overtime wages; (3) failed to pay all vacation wages; (4) failed to provide meal periods; (5) failed to provide accurate wage statements; (6) failed to pay wages timely to terminated employees; and (7) violated California unfair business practices. On April 10, 2019, the Company filed an Answer and Affirmative Defenses in response to the complaint and successfully removed the case to federal court in the U.S. District Court for the Central District of California. On May 2, 2019, plaintiff filed a separate lawsuit for civil penalties under California’s Private Attorneys General Act (“PAGA”) in the San Bernardino Superior Court against the Company, Case No. CIV-DS-1913525 based on similar factual allegations that are asserted in the complaint. The Company successfully obtained a dismissal of the San Bernardino Superior Court Action. On June 18, 2019, the plaintiff amended his complaint in the pending federal court action to add a rest period violation claim and PAGA penalty claims based on similar allegations that are asserted in the complaint. Plaintiff’s counsel later dismissed plaintiff’s vacation wages claim from his first amended complaint.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of March 31, 2020 and December 31, 2019. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of March 31, 2020. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2020 and December 31, 2019.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

16. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(4,758)	$(8,027)
Gain arising during the period	406	517
Less: Tax expense	—	—
Net gain arising during the period	406	517
Amortization of prior service cost (1)	8	7
Less: Tax expense	—	—
Net amount reclassified from AOCI to net income	8	7
Other comprehensive income, net of tax	414	524
Balance at end of period, net of tax	(4,344)	(7,503)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(6,710)	(3,322)
(Loss) gain on foreign currency translation	(25,547)	1,221
Less: Tax expense	—	—
Net (loss) gain on foreign currency translation	(25,547)	1,221
Balance at end of period, net of tax	(32,257)	(2,101)
Designated derivatives:
Balance at beginning of period, net of tax	(2,658)	(1,166)
Unrealized gain (loss) on cash flow hedge derivatives	7,196	(3,982)
Unrealized gain (loss) on net investment hedge derivative	5,250	—
Less: Tax expense	—	—
Net gain (loss) on designated derivatives	12,446	(3,982)
Net amount reclassified from AOCI to net income (loss) (interest expense)	(291)	—
Net reclassified from AOCI to net income (loss) (foreign exchange (gain) loss)	(16,194)	1,268
Balance at end of period, net of tax	(6,697)	(3,880)

Accumulated other comprehensive loss	$(43,298)	$(13,484)

(1)	Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

17. Segment Information
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.
The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Segment revenues:
Warehouse	$381,068	$289,615
Third-party managed	64,921	64,136
Transportation	35,917	37,096
Other	2,163	2,232
Total revenues	484,069	393,079

Segment contribution:
Warehouse	126,773	90,819
Third-party managed	3,769	3,259
Transportation	4,805	4,356
Other	55	244
Total segment contribution	135,402	98,678

Reconciling items:
Depreciation, depletion and amortization	(51,604)	(30,096)
Selling, general and administrative expense	(36,893)	(31,117)
Acquisition, litigation and other	(1,688)	(8,493)
Impairment of long-lived assets	—	(12,555)
Gain from sale of real estate	2,461	—
Interest expense	(23,870)	(21,576)
Interest income	587	1,003
Loss on debt extinguishment and modifications	(781)	—
Foreign currency exchange (loss) gain	(492)	60
Other income (expense), net	871	(167)
(Loss) gain from investments in partially owned entities	(27)	122
Income (loss) before income tax (expense) benefit	$23,966	$(4,141)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

The following table details our long-lived assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	March 31, 2020	December 31, 2019
	(In thousands)
Assets:
Warehouse	$3,979,641	$3,684,391
Managed	44,415	47,867
Transportation	45,174	50,666
Other	13,506	13,467
Total segments assets	4,082,736	3,796,391

Reconciling items:
Corporate assets	397,615	374,292
Investments in partially owned entities	23,041	—
Total reconciling items	420,656	374,292
Total assets	$4,503,392	$4,170,683

18. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units and OP units granted to certain employees and non-employee trustees who have the right to participate in the distribution of common dividends while the restricted stock units and OP units are unvested. During the three months ended March 31, 2020, the weighted-average number of restricted stock units and OP units that participated in the distribution of common dividends was 1,294,365, of which 644,214 restricted stock units currently have vested but will not be settled until additional criteria are met.
The shares issuable upon settlement of the 2018 forward sale agreement are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreement over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreement, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding – basic	200,707	149,404
Dilutive effect of share-based awards	1,283	—
Equity forward contract	1,793	—
Weighted average common shares outstanding – diluted	203,783	149,404

For the three months ended March 31, 2019, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in these periods between basic and diluted loss per share related to stock options, restricted stock units and equity forward contract shares.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Employee stock options	—	1,856
Restricted stock	244	1,493
OP units	—	—
Equity forward contract shares	—	6,000
	244	9,349

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

19. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2020 and 2019 by segment and geographic region:

	Three Months Ended March 31, 2020
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$138,617	$9,190	$3,811	$1,033	$3,747	$156,398
Warehouse services	178,755	32,704	3,426	631	3,245	218,761
Third-party managed	56,304	4,195	—	—	4,422	64,921
Transportation	27,483	7,870	79	485	—	35,917
Other	2,158	—	—	—	—	2,158
Total revenues (1)	403,317	53,959	7,316	2,149	11,414	478,155
Lease revenue (2)	5,914	—	—	—	—	5,914
Total revenues from contracts with all customers	$409,231	$53,959	$7,316	$2,149	$11,414	$484,069

	Three Months Ended March 31, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$106,823	$9,368	$3,980	$1,137	$—	$121,308
Warehouse services	128,891	29,998	3,495	851	—	163,235
Third-party managed	57,013	2,860	—	—	4,245	64,118
Transportation	23,648	12,828	109	511	—	37,096
Other	2,226	—	—	—	—	2,226
Total revenues (1)	318,601	55,054	7,584	2,499	4,245	387,983
Lease revenue (2)	5,096	—	—	—	—	5,096
Total revenues from contracts with all customers	$323,697	$55,054	$7,584	$2,499	$4,245	$393,079

(1)
Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.

(2)	Revenues are within the scope of Topic 842, Leases.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

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
As of March 31, 2020, the Company had $635.2 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 21% of these remaining performance obligations as revenue in 2020, an the remaining 79% to be recognized over a weighted average period of 15.3 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2020, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $214.8 million and $213.2 million as of March 31, 2020 and December 31, 2019, respectively, and $191.8 million and $192.1 million as of March 31, 2019 and December 31, 2018, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $17.1 million and $16.4 million as of March 31, 2020 and December 31, 2019, respectively, and $18.0 million and $18.6 million as of March 31, 2019 and December 31, 2018, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2020 and 2019 has been recognized as of March 31, 2020 and March 31, 2019, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.
20. Subsequent Events
In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to March 31, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.
COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited, Continued)

significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
Universal Shelf Registration Statement
On April 16, 2020, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration Nos. 333-237704 and 333-237704-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common shares of beneficial interest, $0.01 par value per share, (ii) the Company’s preferred shares of beneficial interest, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common shares or preferred shares or depositary shares and (v) debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. There has been no activity under the Registration Statement at this time, except for the Company’s ATM program launch discussed below.
At the Market (ATM) Equity Program
In connection with filing the Registration Statement, on April 16, 2020, the Company and the Operating Partnership entered into a new ATM Equity Offering Sales Agreement (the “Distribution Agreement”) pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares through the ATM Equity Program. In connection with entering into the new Distribution Agreement, the Company and the Operating Partnership terminated its previously existing ATM Equity Program, dated August 26, 2019.There has been no activity under the ATM Equity Program at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of March 31, 2020, we operated a global network of 183 temperature-controlled warehouses encompassing over one billion cubic feet, with 161 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and seven warehouses in Canada. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. In addition, we hold a minority interest in the Brazil JV, which owns or operates 19 temperature-controlled warehouses in Brazil. We also own and operate a limestone quarry through a separate business segment.
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
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other service costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the type of freezing capabilities required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation, repairs and maintenance on real estate, rent under real property operating leases, where applicable, security, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers. Additionally, in connection with the Cloverleaf Acquisition we acquired trucks and employees that support certain customers within the Cloverleaf network.
Other. In addition to our primary business segments, we own and operate a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consists primarily of labor, equipment, fuel and explosives. We have referred to this segment as Quarry within our Management’s Discussion and Analysis.
Other Consolidated Operating Expenses. We also incur depreciation, depletion and amortization expenses and corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other expenses.
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

Key Factors Affecting Our Business and Financial Results
Acquisitions
On February 1, 2019, we completed the acquisition of PortFresh for a purchase price of approximately $35.2 million, net of cash received, utilizing available cash on hand. PortFresh consisted of one facility operating near the port of Savannah, Georgia and adjacent land upon which we have constructed a newly developed facility. Since the date of acquisition, we have reported the results of the acquired facility within our warehouse segment.
On May 1, 2019, we completed the acquisition of Cloverleaf for a purchase price of approximately $1.24 billion (the “Cloverleaf Acquisition”), net of cash received, utilizing the $1.21 billion net proceeds from our April 2019 follow-on offering and cash drawn from our senior unsecured revolving credit facility. Cloverleaf was the fifth largest temperature-controlled warehousing provider in the United States, based in Sioux City, Iowa that consisted of 22 facilities in nine states. Cloverleaf also generates income through a small component of transportation operations. Since the date of acquisition, we have reported the results of 21 facilities within our warehouse segment, the results of one facility within our third-party managed segment and the results of Cloverleaf’s transportation operations within our transportation segment.
Also, on May 1, 2019, we completed the acquisition of Lanier for approximately $81.9 million, net of cash received, utilizing cash drawn from our senior unsecured revolving credit facility. Lanier consisted of two temperature-controlled storage facilities in Georgia serving the poultry industry. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On November 19, 2019, we completed the acquisition of MHW for a purchase price of approximately $50.8 million, net of cash received. MHW consisted of two temperature-controlled storage facilities, one located in Chambersburg, Pennsylvania and another in Perryville, Maryland. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.

On January 2, 2020, we completed the purchase of all outstanding shares of Nova Cold for cash consideration of CAD $337.3 million (USD $259.5 million), net of cash received. Nova Cold consisted of four temperature-controlled facilities in Toronto, Calgary and Halifax. The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
Also, on January 2, 2020, we completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.1 million, net of cash received. Newport Cold consists of a single temperature-controlled warehouse located in St. Paul, Minnesota. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
Refer to Note 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for further information.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties arising from the pandemic. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others. The outbreak of COVID-19 in the United States and other countries in which we operate, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many have reacted by instituting “shelter-in-place” or “stay-at-home” orders, mandating business and school closures and restricting travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The negative impacts of the COVID-19 pandemic are pervasive across a broad spectrum of industries, including industries in which the Company, our customers and business partners operate. Negative impacts from COVID-19 may negatively impact the business and operations of our customers and business partners (including our suppliers). Further, the impacts of a potentially worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer and business spending as well as other unanticipated consequences remain unknown. The impacts of locations of outbreaks and actions mandated by governmental authorities or taken voluntarily by businesses and individuals to contain or mitigate the spread of COVID-19 and the timing of the repeal or loosening of such restrictions are also unknown. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Refer to Item 1A. Risk Factors on this Quarterly Report on Form 10-Q for further considerations.
Foreign Currency Translation Impact on Our Operations
Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our operations outside the United States. Future fluctuations of foreign currency exchange rates and their impact on our Condensed Consolidated Statements of Operations are inherently uncertain. As a result of the relative size of our international operations, these fluctuations may be material on our results of operations. Our revenues and expenses from our international operations are denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of foreign currency fluctuations on our results of operations and margins is partially mitigated.
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

	Foreign exchange rates as of March 31, 2020	Average foreign exchange rates used to translate actual operating results for the three months ended March 31, 2020	Foreign exchange rates as of March 31, 2019	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended March 31, 2020(1)
Australian dollar	0.614	0.657	0.710	0.714
New Zealand dollar	0.596	0.634	0.682	0.682
Argentinian peso	0.016	0.016	0.023	0.025
Canadian dollar	0.708	0.744	0.749	0.755
Brazilian real	0.193	0.208	N/A	N/A

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
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements and the exit of the China JV. Through our process of active portfolio management, we continue to evaluate our markets and offerings.

Strategic Shift within Our Transportation Segment
Several years ago, we initiated a strategic shift in our transportation segment services and solutions. The intention of this strategic shift was to better focus our business on the operation of our temperature-controlled warehouses. Specifically, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, in favor of more profitable and value-added programs, such as regional, national, truckload and retailer-specific multi-vendor consolidation services. We designed each value-added program to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased client retention, as well as maintain high occupancy levels in our temperature-controlled warehouses. Over the last several years, we have made significant progress in implementing our strategic initiative of growing our transportation service offering in a way that complements our temperature-controlled warehouse business. We intend to continue executing this strategy in the future. We’ve also added a dedicated fleet service offering through acquisitions.
Historically Significant Customer
For the three months ended March 31, 2020 and 2019, one customer accounted for more than 10% of our total revenues. For the three months ended March 31, 2020 and 2019, sales to this customer were $55.6 million and $53.8 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. For the three months ended March 31, 2020 and 2019, $51.0 million and $50.0 million, respectively, of the revenue received from this customer consisted of reimbursements for certain expenses that were offset by matching expenses included in our third-party managed cost of operations.
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
Same Store Analysis
Effective January 1, 2020, we define our “same store” population once a year at the beginning of the current calendar year. Our same store population includes properties that were owned or leased for the entirety of two comparable periods and that have reported at least twelve months of consecutive normalized operations prior to January 1 of the prior calendar year. We define “normalized operations” as properties that have been open for operation or lease after development or significant modification, including the expansion of a warehouse footprint or a warehouse rehabilitation subsequent to an event, such as a natural disaster or similar event causing disruption to operations. In addition, our definition of “normalized operations” takes into account changes in the ownership structure (e.g., purchase of a previously leased warehouse would result in different charges in the compared periods), which would impact comparability in our warehouse segment contribution (NOI).
Acquired properties will be included in the “same store” population if owned by us as of January 1 of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended March 31, 2020 includes all properties that we owned at January 1, 2019, which had both been owned and had reached “normalized operations” by January 1, 2019.
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
The following table shows the number of same-store warehouses in our portfolio as of March 31, 2020. The number of warehouses owned or operated in as of March 31, 2020 and excluded as same-store warehouses for the three months ended March 31, 2020 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	183
Same Store Warehouses (1)	136
Non-Same Store Warehouses (1)	36
Third-Party Managed Warehouses	11
(1) During the first quarter of 2020, one warehouse in our portfolio was reclassified from the non-same store population to the same-store population as a result of achieving normalized operations. Additionally, during the first quarter of 2020, two warehouses in our portfolio were reclassified from the same store population to the non-same store population as a result of the redevelopment impact related to the Atlanta Major Market Strategy that is in progress. The non-same store population also includes the addition of the recently acquired sites in connection with Nova Cold (four) and Newport (one).
As of March 31, 2020, our portfolio consisted of 183 total warehouses, including 172 within the warehouse segment and 11 in the third-party managed segment. In addition, we hold a minority interest in the Brazil JV, which owns or operates 19 temperature-controlled warehouses in Brazil.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended March 31, 2020 and 2019
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$162,308	$163,990	$126,380	28.4%	29.8%
Warehouse services	218,760	222,219	163,235	34.0%	36.1%
Total warehouse segment revenues	381,068	386,209	289,615	31.6%	33.4%

Power	19,704	19,977	15,071	30.7%	32.6%
Other facilities costs (2)	32,102	32,544	26,389	21.6%	23.3%
Labor	170,138	173,044	132,919	28.0%	30.2%
Other services costs (3)	32,351	32,686	24,417	32.5%	33.9%
Total warehouse segment cost of operations	$254,295	$258,251	$198,796	27.9%	29.9%

Warehouse segment contribution (NOI)	$126,773	$127,958	$90,819	39.6%	40.9%
Warehouse rent and storage contribution (NOI) (4)	$110,502	$111,469	$84,920	30.1%	31.3%
Warehouse services contribution (NOI) (5)	$16,271	$16,489	$5,899	175.8%	179.5%

Total warehouse segment margin	33.3%	33.1%	31.4%	191 bps	177 bps
Rent and storage margin(6)	68.1%	68.0%	67.2%	89 bps	78 bps
Warehouse services margin(7)	7.4%	7.4%	3.6%	382 bps	381 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Includes real estate rent expense of $2.8 million and $3.2 million, on an actual basis, for the first quarter of 2020 and 2019, respectively.

(3)	Includes non-real estate rent expense (equipment lease and rentals) of $2.8 million and $3.4 million, on an actual basis, for the first quarter of 2020 and 2019, respectively.

(4)	Calculated as rent and storage revenues less power and other facilities costs.

(5)	Calculated as warehouse services revenues less labor and other services costs.

(6)	Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.

(7)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $381.1 million for the three months ended March 31, 2020, an increase of $91.5 million, or 31.6%, compared to $289.6 million for the three months ended March 31, 2019. On a constant currency basis, our warehouse segment revenues were $386.2 million for the three months ended March 31, 2020, an increase of $96.6 million, or 33.4%, from the three months ended March 31, 2019. Approximately $77.3 million of the increase, on an actual currency basis, was driven by the additional 31 facilities in the warehouse segment we acquired in the Cloverleaf, Lanier, MHW, Newport, Nova Cold and PortFresh acquisitions. In addition, late in the first quarter of 2020, revenue growth was fueled by higher than seasonal grocery demand within the retail sector due to the COVID-19 pandemic. Increased purchases in the retail sector due to higher consumer grocery demand generated higher throughput pallets. Decreased consumption in food services due to stay-at-home orders resulted in incremental storage revenue from product remaining in our warehouses.The increase was also partially due to higher economic occupancy from higher commodity holdings and a slowdown in food service activity and exports. The foreign currency translation of revenues earned by our foreign operations had a $5.1 million unfavorable impact during the three months ended March 31, 2020, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar, New Zealand dollar and Argentinian peso.
Warehouse segment cost of operations was $254.3 million for the three months ended March 31, 2020, an increase of $55.5 million, or 27.9%, compared to the three months ended March 31, 2019. On a constant currency basis, our warehouse segment cost of operations was $258.3 million for the three months ended March 31, 2020, an increase of $59.5 million, or 29.9%, from the three months ended March 31, 2019. Approximately $48.1 million of the increase, on an actual basis, was driven by the additional 31 facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we began to incur increases in our cost of operations later in the quarter in response to COVID-19. We undertook initiatives to ensure the health and safety of our employees, incurring higher costs for items such as labor, due to social distancing requirements, cleaning and sanitation supplies, and other supplies such as thermometers, gloves and masks. This is partially offset by cost control measures through our Americold Operating System. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a $4.0 million favorable impact during the three months ended March 31, 2020.
For the three months ended March 31, 2020, warehouse segment contribution (NOI), increased $36.0 million, or 39.6%, to $126.8 million for the first quarter of 2020 compared to $90.8 million for the first quarter of 2019. The foreign currency translation of our results of operations had a $1.2 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased 40.9%. Approximately $29.2 million of the increase, on an actual basis, was driven by the addition of 31 facilities in the warehouse segment as a result of the aforementioned acquisitions. The remainder of the increase was driven by improvements in our core business, the impact related to COVID-19 driving higher throughput and holdings, same store economic occupancy growth, and disciplined cost controls through the Americold Operating System of our power and facility related costs, which allowed us to generate higher contribution margins. The increases were partially offset by the currency translation impact of the strengthening of the U.S. dollar and the initial increase in costs related to the COVID-19 response efforts to maintain the health and safety of our employees.

Same Store and Non-Same Store Analysis
We had 136 same stores for the three months ended March 31, 2020. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to Cloverleaf, Lanier, MHW, Newport, Nova Cold and PortFresh are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of same store sites	136		136	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$125,875	$127,446	$120,550	4.4%	5.7%
Warehouse services	165,988	169,390	157,507	5.4%	7.5%
Total same store revenues	291,863	296,836	278,057	5.0%	6.8%
Same store cost of operations:
Power	14,112	14,370	14,483	(2.6)%	(0.8)%
Other facilities costs	25,128	25,525	24,508	2.5%	4.1%
Labor	133,072	135,931	127,352	4.5%	6.7%
Other services costs	22,303	22,620	23,149	(3.7)%	(2.3)%
Total same store cost of operations	$194,615	$198,446	$189,492	2.7%	4.7%

Same store contribution (NOI)	$97,248	$98,390	$88,565	9.8%	11.1%
Same store rent and storage contribution (NOI)(2)	$86,635	$87,551	$81,559	6.2%	7.3%
Same store services contribution (NOI)(3)	$10,613	$10,839	$7,006	51.5%	54.7%

Total same store margin	33.3%	33.1%	31.9%	147 bps	129 bps
Same store rent and storage margin(4)	68.8%	68.7%	67.7%	117 bps	104 bps
Same store services margin(5)	6.4%	6.4%	4.4%	195 bps	195 bps

	Three Months Ended March 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of non-same store sites	36		8	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$36,433	$36,544	$5,830	n/r	n/r
Warehouse services	52,772	52,829	5,728	n/r	n/r
Total non-same store revenues	89,205	89,373	11,558	n/r	n/r
Non-same store cost of operations:
Power	5,592	5,607	588	n/r	n/r
Other facilities costs	6,974	7,019	1,881	n/r	n/r
Labor	37,066	37,113	5,567	n/r	n/r
Other services costs	10,048	10,066	1,268	n/r	n/r
Total non-same store cost of operations	$59,680	$59,805	$9,304	n/r	n/r

Non-same store contribution (NOI)	$29,525	$29,568	$2,254	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$23,867	$23,918	$3,361	n/r	n/r
Non-same store services contribution (NOI)(3)	$5,658	$5,650	$(1,107)	n/r	n/r

Total non-same store margin	33.1%	33.1%	19.5%	n/r	n/r
Non-same store rent and storage margin(4)	65.5%	65.4%	57.7%	n/r	n/r
Non-same store services margin(5)	10.7%	10.7%	(19.3)%	n/r	n/r

	Three Months Ended March 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Total warehouse segment revenues	$381,068	$386,209	$289,615	31.6%	33.4%
Total warehouse cost of operations	$254,295	$258,251	$198,796	27.9%	29.9%
Total warehouse segment contribution	$126,773	$127,958	$90,819	39.6%	40.9%

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.

(2)	Calculated as rent and storage revenues less power and other facilities costs.

(3)	Calculated as warehouse services revenues less labor and other services costs.

(4)	Calculated as rent and storage contribution (NOI) divided by rent and storage revenues.

(5)	Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
n/r - not relevant
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,		Change
Units in thousands except per pallet and site number data - unaudited	2020	2019
Number of same store sites	136	136	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,490	2,391	4.1%
Economic occupancy percentage	81.8%	78.4%	337 bps
Same store rent and storage revenues per economic occupied pallet	$50.55	$50.42	0.3%
Constant currency same store rent and storage revenues per economic occupied pallet	$51.18	$50.42	1.5%

Physical occupancy(2)
Average physical occupied pallets	2,305	2,266	1.7%
Average physical pallet positions	3,044	3,049	(0.2)%
Physical occupancy percentage	75.7%	74.3%	140 bps
Same store rent and storage revenues per physical occupied pallet	$54.60	$53.20	2.6%
Constant currency same store rent and storage revenues per physical occupied pallet	$55.28	$53.20	3.9%

Same store warehouse services:
Throughput pallets (in thousands)	6,467	6,296	2.7%
Same store warehouse services revenues per throughput pallet	$25.67	$25.02	2.6%
Constant currency same store warehouse services revenues per throughput pallet	$26.19	$25.02	4.7%

Number of non-same store sites	36	8	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	766	116	n/r
Economic occupancy percentage	79.6%	87.2%

Physical occupancy(2)
Average physical occupied pallets	743	108	n/r
Average physical pallet positions	962	133	n/r
Physical occupancy percentage	77.2%	81.2%

Non-same store warehouse services:
Throughput pallets (in thousands)	1,732	225	n/r

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

Economic occupancy at our same stores was 81.8% for the three months ended March 31, 2020, an increase of 337 basis points compared to 78.4% for the three months ended March 31, 2019. This change was primarily the result of an increase in fixed storage contracts and higher average physical occupancy. Our first quarter 2020 economic occupancy at our same stores was 607 basis points higher than our corresponding average physical occupancy of 75.7%. The increase of 140 basis points in average physical occupancy compared to 74.3% for the three months ended March 31, 2019 was partially driven by higher protein occupancy and higher food service business occupancy due to “stay-at-home” orders as well as port congestion as a result of COVID-19, which generated lower throughput of inventory within our warehouses. This was partially offset by the decline in physical occupancy related to the retail products as a result of higher grocery demand related to COVID-19.
Same store rent and storage revenues per economic occupied pallet increased 0.3% period-over-period, primarily driven by a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation, which was largely driven by the strengthening of the U.S. dollar. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 1.5% period-over-period.
Throughput pallets at our same stores were 6.5 million pallets for the three months ended March 31, 2020, an increase of 2.7% from the three months ended March 31, 2019. This increase was primarily attributable to increased demand from our grocery retail sector due to COVID-19. Same store warehouse services revenues per throughput pallet increased 2.6% period-over-period, primarily as a result of contractual rate escalations, a more favorable customer mix and an increase in higher priced value-added services such as case-picking, blast freezing and repackaging, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 4.7% from the three months ended March 31, 2019.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of managed sites	11		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$64,921	$65,217	$64,136	1.2%	1.7%
Third-party managed cost of operations	61,152	61,524	60,877	0.5%	1.1%
Third-party managed segment contribution	$3,769	$3,693	$3,259	15.6%	13.3%

Third-party managed margin	5.8%	5.7%	5.1%	72 bps	58 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $64.9 million for the three months ended March 31, 2020, an increase of $0.8 million, or 1.2%, compared to $64.1 million for the three months ended March 31, 2019. On a constant currency basis, third-party managed revenues were $65.2 million for the three months ended March 31, 2020, an increase of $1.1 million, or 1.7%, from the three months ended March 31, 2019. This increase was a result of the addition of one managed site in connection with the Cloverleaf Acquisition and higher business volume in our domestic and foreign managed operations. This increase was partially offset by the unfavorable impact of foreign currency translation related to our Canadian and Australian managed revenues, and the impacts from the exit of two domestic managed sites during 2019.
Third-party managed cost of operations was $61.2 million for the three months ended March 31, 2020, an increase of $0.3 million, or 0.5%, compared to $60.9 million for the three months ended March 31, 2019. On a constant currency basis, third-party managed cost of operations was $61.5 million for the three months ended March 31, 2020, an increase of $0.6 million, or 1.1%, from the three months ended March 31, 2019. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $3.8 million for the three months ended March 31, 2020, an increase of $0.5 million, or 15.6%, compared to $3.3 million for the three months ended March 31, 2019. On a constant currency basis, third-party managed segment contribution (NOI) was $3.7 million for the three months ended March 31, 2020, an increase of $0.4 million, or 13.3%.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$35,917	$36,864	$37,096	(3.2)%	(0.6)%

Brokered transportation	26,088	26,842	27,347	(4.6)%	(1.8)%
Other cost of operations	5,024	5,079	5,393	(6.8)%	(5.8)%
Total transportation cost of operations	31,112	31,921	32,740	(5.0)%	(2.5)%
Transportation segment contribution (NOI)	$4,805	$4,943	$4,356	10.3%	13.5%

Transportation margin	13.4%	13.4%	11.7%	164 bps	167 bps

(1)
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business, including multi-vendor consolidation offerings. Transportation revenues were $35.9 million for the three months ended March 31, 2020, a decrease of $1.2 million, or 3.2%, compared to $37.1 million for the three months ended March 31, 2019. The decrease was primarily driven by the exit of certain low-margin international and domestic transportation business, paired with the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Cloverleaf Acquisition, which contributed approximately $2.9 million during the three months ended March 31,

2020, partially offset by the exit of certain less profitable programs. On a constant currency basis, transportation revenues were $36.9 million for the three months ended March 31, 2020, a decrease of $0.2 million, or 0.6%, from the three months ended March 31, 2019.
Transportation cost of operations was $31.1 million for the three months ended March 31, 2020, a decrease of $1.6 million, or 5.0%, compared to $32.7 million for the three months ended March 31, 2019. On a constant currency basis, transportation cost of operations was $31.9 million for the three months ended March 31, 2020, a decrease of $0.8 million, or 2.5%, from the three months ended March 31, 2019. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $4.8 million for the three months ended March 31, 2020, an increase of 10.3% compared to the three months ended March 31, 2019. Transportation segment margin increased 164 basis points from the three months ended March 31, 2019, to 13.4% from 11.7%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. Additionally, the impact of operations from the Cloverleaf Acquisition was nominal for the first quarter of 2020. On a constant currency basis, transportation segment contribution was $4.9 million for the three months ended March 31, 2020, an increase of 13.5% compared to the three months ended March 31, 2019.
Quarry Segment
The following table presents the operating results of our quarry segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
	2020	2019	%
	(Dollars in thousands)
Quarry revenues	$2,163	$2,232	(3.1)%
Quarry cost of operations	2,108	1,988	6.0%
Quarry segment contribution (NOI)	$55	$244	(77.5)%

Quarry margin	2.5%	10.9%	(76.7)%
Quarry revenues were $2.2 million for the three months ended March 31, 2020, consistent with the comparable prior period. Sales decreased slightly due to decreased limestone demand because of delays in construction and road projects as a result of COVID-19 “stay-at-home” orders.
Quarry cost of operations was $2.1 million for the three months ended March 31, 2020, an increase of $0.1 million, or 6.0%, compared to $2.0 million for the three months ended March 31, 2019. The slight increase was due to increased routine maintenance and equipment rental.
Quarry segment contribution (NOI) was $0.1 million for the three months ended March 31, 2020, a decrease of $0.2 million from the three months ended March 31, 2019, due to the reasons listed above.

Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $51.6 million for the three months ended March 31, 2020, an increase of $21.5 million, or 71.5%, compared to $30.1 million for the three months ended March 31, 2019. This increase was primarily due to the acquisitions in 2019 and 2020, as well as the Rochelle expansion facility which was placed into service during the second quarter of 2019.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $36.9 million for the three months ended March 31, 2020, an increase of $5.8 million, or 18.6%, compared to $31.1 million for the three months ended March 31, 2019. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase in corporate-level selling, general and administrative expenses was partially due to the Cloverleaf Acquisition. The increase was also driven by higher share-based compensation expense and higher payroll and benefits related to additional investments to support our expanded development pipeline.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $1.7 million for the three months ended March 31, 2020, a decrease of $6.8 million compared to the three months ended March 31, 2019. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the three months ended March 31, 2020, we incurred $0.8 million of acquisition related expenses primarily composed of employee retention, professional fees and integration related costs in connection with the completed and potential acquisitions. Additionally, we incurred $0.9 million of severance related to reduction in headcount as a result of the synergies from acquisitions and realignment of our international operations during the first quarter of 2020. During the three months ended March 31, 2019, we incurred $4.3 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees. We also incurred $1.5 million of costs in connection with the secondary offering of common shares on behalf of our significant shareholders in March 2019, for which we received no proceeds. Other professional fees incurred in connection with potential mergers, acquisitions and integration related costs totaled $1.4 million for the first quarter of 2019, and litigation related professional fees incurred totaled $0.9 million for the first quarter of 2019.
Impairment of long-lived assets. For the three months ended March 31, 2019, we recorded impairment charges of $12.6 million; no such charges were recorded during the three months ended March 31, 2020. During the first quarter of 2019, management and our Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of 75% of the current warehouse, which was unused. The remainder of this site has continued operating as normal during the construction period. As a result of this initiative, we recorded an impairment charge of $9.7 million. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. Each of these impaired assets previously mentioned related to the Warehouse segment.
Gain from sale of real estate. For the three months ended March 31, 2020, we recorded a $2.5 million gain from the sale of real estate. On January 31, 2020, we received official notice from a customer to exercise its contractual call option to purchase land from us in Sydney, Australia, which we previously purchased for future development. We received proceeds upon exercise of the call option during the first quarter of 2020, resulting in the aforementioned gain on sale.
Other Income and Expense
The following table presents other items of income and expense for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,		Change
	2020	2019	%
Other (expense) income:	(Dollars in thousands)
(Loss) income from investments in partially owned entities	$(27)	$122	(122.1)%
Interest expense	$(23,870)	$(21,576)	10.6%
Interest income	$587	$1,003	(41.5)%
Loss on debt extinguishment and modification	$(781)	$—	n/r
Foreign currency exchange (loss) gain	$(492)	$60	n/r
Other income (expense) - net	$871	$(167)	n/r
n/r: not relevant
(Loss) income from investments in partially owned entities. During the first quarter of 2020, we entered into the Brazil JV for which we recorded a nominal amount as our portion of loss generated by SuperFrio. During the first quarter of 2019, we recorded income of $0.1 million related to the China JV, which we later exited during the third quarter of 2019.
Interest expense. Interest expense was $23.9 million for the three months ended March 31, 2020, an increase of $2.3 million, or 10.6%, compared to $21.6 million for the three months ended March 31, 2019. The increase was primarily due to the interest expense incurred in connection with the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. The effective interest rate of our outstanding debt has decreased from 5.10% in the first quarter of 2019 to 4.30% in the first quarter of 2020, however, outstanding principal has increased from $1.4 billion as of March 31, 2019 to $1.8 billion as of March 31, 2020.
Interest income. Interest income of $0.6 million for the three months ended March 31, 2020 decreased by $0.4 million when compared to the $1.0 million reported for three months ended March 31, 2019. This change was primarily driven by a lower interest rate of 1.4% earned during the first quarter of 2020 as compared to 2.4% during the first quarter of 2019.
Loss on debt extinguishment and modification. During the first quarter of 2020 we refinanced our Senior Unsecured Credit Facility, which resulted in the write-off of certain unamortized deferred financing costs.
Foreign currency exchange (loss) gain. We reported a $0.5 million foreign currency exchange loss for the three months ended March 31, 2020 as compared to a $0.1 million foreign currency exchange gain for the three months ended March 31, 2019. The periodic re-measurement of intercompany payables with quarterly settlement denominated in U.S. dollars resulted in a foreign currency exchange loss during the first quarter of 2020 as the U.S. dollar strengthened against the Australian dollar during the three months ended March 31, 2020. The resulting foreign currency exchange gain for the first quarter of 2019 stems from other immaterial foreign currency denominated transactions.

Income Tax Expense
Income tax expense for the three months ended March 31, 2020 was $0.5 million, which is consistent with the three months ended March 31, 2019. Although current income tax expense for the three months ended March 31, 2020 was higher by $0.8 million resulting from income generated by our domestic and foreign operations, it was substantially offset by a deferred tax benefit of approximately $1.0 million due to additional deferred tax liability for the Cloverleaf and Lanier acquisitions recorded during the quarter that became available to be used as a positive source of income for valuation allowance assessment purposes. In addition, a deferred tax expense of $0.2 million was recorded during the quarter for the tax effect related to the CARES Act primarily due to an increase in the existing valuation allowance associated with an increase in the net operating losses for additional interest deductibility permitted under the Act.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, share-based compensation expense for the IPO retention grants, acquisition, litigation and other expenses, loss on debt extinguishment and modification, and foreign currency exchange gain or loss. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of recurring maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.

We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, pension withdrawal liability and above or below market leases, straight-line net rent, provision or benefit from deferred income taxes, share-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization (including in respect of the partially owned entities), and recurring maintenance capital expenditures. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table below reconciles FFO, Core FFO and Adjusted FFO to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income (Loss) to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended March 31,
	2020	2019
Net income (loss)	$23,511	$(4,629)
Adjustments:
Real estate related depreciation and depletion	35,442	22,665
Net (gain) loss on sale of real estate, net of withholding taxes	(2,096)	138
Impairment charges on certain real estate assets	—	12,555
Real estate depreciation on partially owned entities	34	289
NAREIT Funds from operations	56,891	31,018
Adjustments:
Net gain on sale of non-real estate assets	(165)	(118)
Acquisition, litigation and other expense	1,688	8,493
Share-based compensation expense, IPO grants	373	607
Loss on debt extinguishment and modifications	781	—
Foreign currency exchange loss (gain)	492	(60)
Core FFO applicable to common shareholders	$60,060	$39,940
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,546	1,456
Amortization of below/above market leases	76	38
Straight-line net rent	(109)	(137)
Deferred income taxes benefit	(2,102)	(1,060)
Share-based compensation expense, excluding IPO grants	3,934	2,032
Non-real estate depreciation and amortization	16,162	7,431
Non-real estate depreciation and amortization on partially owned entities	22	102
Recurring maintenance capital expenditures (a)	(12,438)	(5,487)
Adjusted FFO applicable to common shareholders	$67,151	$44,315

(a)
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

We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other expenses, impairment of long-lived assets, loss on debt extinguishment and modification, share-based compensation expense, foreign currency exchange gain or loss, loss or gain on other asset disposals, loss or income on partially owned entities and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Income (Loss) to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2020	2019
Net income (loss)	$23,511	$(4,629)
Adjustments:
Depreciation, depletion and amortization	51,604	30,096
Interest expense	23,870	21,576
Income tax expense	91	488
Net gain on sale of real estate, net of withholding taxes	(2,096)	—
Adjustment to reflect share of EBITDAre of partially owned entities	60	615
NAREIT EBITDAre	$97,040	$48,146
Adjustments:
Acquisition, litigation, and other expense	1,688	8,493
Loss (income) from investments in partially owned entities	27	(122)
Impairment of long-lived assets	—	12,555
Loss (gain) on foreign currency exchange	492	(60)
Share-based compensation expense	4,307	2,639
Loss on debt extinguishment and modifications	781	—
Net (gain) loss on sale of non-real estate assets	(165)	20
Reduction in EBITDAre from partially owned entities	(60)	(615)
Core EBITDA	$104,110	$71,056

LIQUIDITY AND CAPITAL RESOURCES
In March 2020, the Securities and Exchange Commission (SEC) adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The rule is effective January 4, 2021 but earlier compliance is permitted. As disclosed in Note 20, Subsequent Events, the Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of the Operating Partnership have not been presented. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
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
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.
We are a well-known seasoned issuer with an effective shelf registration statement filed on April 16, 2020, which registered an indeterminate amount of common shares, preferred shares, depositary shares and warrants, as well as debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We may use the proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, the funding of development, expansion and acquisition opportunities and to increase working capital.

On August 23, 2019, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through an ATM equity program (an “ATM Equity Program”). There were no common shares sold under the ATM Equity Program during the first quarter of 2020. On April 16, 2020, this ATM Equity Program was terminated and replaced with a new ATM Equity Program, pursuant to which we may sell up to an aggregate sales price of $500.0 million of our common shares. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use any net proceeds from sales of our common shares pursuant to the new ATM Equity Program for working capital, capital expenditures and other general corporate purposes, which may include funding development, expansion and acquisitions opportunities and the repayment of outstanding indebtedness.
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
Our bad debt expense was $0.6 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we maintained bad debt allowances of approximately $7.4 million, which we believed to be adequate.
Dividends and Distributions
We are required to distribute 90% of our taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to shareholders from cash flows from our operating activities. While historically we have satisfied this distribution requirement by making cash distributions to our shareholders, we may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Board of Trustees. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed at least 100% of our taxable income annually since inception to minimize corporate-level federal income taxes. Amounts accumulated for distribution to shareholders are invested primarily in interest-bearing accounts and short-term interest-bearing securities, which are consistent with our intention to maintain our status as a REIT.
As a result of this distribution requirement, we cannot rely on retained earnings to fund our ongoing operations to the same extent that other companies which are not REITs can. We may need to continue to raise capital in the debt and equity markets to fund our working capital needs, as well as potential developments in new or existing properties, acquisitions or investments in existing or newly created joint ventures. In addition, we may be required to use borrowings under our revolving credit facility, if necessary, to meet REIT distribution requirements and maintain our REIT status.
We declared the following dividends on its common shares during the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

Three Months Ended March 31, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	—
		$42,568	$38,631

(a)	Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.

Three Months Ended March 31, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	—
		$30,235	$28,098

(a)	Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.

Outstanding Indebtedness
The following table presents our outstanding indebtedness as of March 31, 2020 and December 31, 2019.

	Stated Maturity Date		Effective Interest Rate as of March 31, 2020(7)	Outstanding principal amount at
Indebtedness		Contractual Interest Rate		March 31, 2020	December 31, 2019
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	179,770	$181,443
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				281,770	283,443

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	200,000
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	400,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	350,000
Total Senior Unsecured Notes				950,000	950,000

2020 Senior Unsecured Term Loan Tranche A-1(1)	03/2025	L+0.95%	2.83%	425,000	—
2020 Senior Unsecured Term Loan Tranche A-2(2)(6)	03/2025	C+0.95%	2.76%	177,075	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				602,075	—

2018 Senior Unsecured Term Loan A Facility(1)(4)	01/2023	L+1.00%	3.14%	—	475,000

Total principal amount of indebtedness				$1,833,845	$1,708,443
Less: deferred financing costs				(14,976)	(12,996)
Total indebtedness, net of unamortized deferred financing costs				$1,818,869	$1,695,447

2020 Senior Unsecured Revolving Credit Facility(3)(5)	03/2024	L+0.85%	0.20%	$—	N/A
2018 Senior Unsecured Revolving Credit Facility(1)(3)	1/2021	L+0.90%	0.36%	N/A	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of March 31, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4) During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of March 31, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2020.
(7) The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 4.30% and 4.57% as of March 31, 2020 and December 31, 2019, respectively.

2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility maturing January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023. The total borrowing capacity of the 2020 Senior Unsecured Credit Facility is approximately $1.4 billion USD. The Company reduced the margin on 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Credit Facility by five basis points.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge for the Company’s investment in the recently completed Nova Cold acquisition. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of March 31, 2020, $8.2 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loan” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024, with the option to extend the maturity up to two times, each for a six-month period. In order to extend, the Company must not be in default, all representations and warranties must be in effect, obtain updated resolutions from loan parties, and an additional 6.25 bps extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of March 31, 2020, $7.2 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.
Our 2020 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value. Following a material acquisition, leverage ratio shall not exceed 65%;

•	a maximum unencumbered leverage ratio of less than or equal to 60% to unencumbered asset value. Following a material acquisition, unencumbered leverage ratio shall not exceed 65%;

•	a maximum secured leverage ratio of less than or equal to 40% to total asset value. Following a material acquisition, secured leverage ratio shall not exceed 45%;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50x; and

•	a minimum unsecured interest coverage ratio of greater than or equal to 1.75x.

Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of March 31, 2020, the Company was in compliance with all debt covenants.
There were $22.8 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of March 31, 2020.

2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Revolving Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we capitalized approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. As of December 31, 2019, the unamortized balance of Term Loan A debt issuance costs was $6.1 million and was included in “Mortgage notes, senior unsecured notes and term loans” on the accompanying Condensed Consolidated Balance Sheets.
On September 24, 2019, we reduced our interest rate margins from 1.45% to 1.00% and decreased the fee on unused borrowing capacity by five basis points for usage greater than 50% of the total commitment and 15 basis points for usage less than 50% of commitment. The fee for unused borrowing capacity was 20 basis points regardless of the percentage of total commitment used. During the third quarter of 2019, the Company received a favorable credit rating. This rating, when combined with existing ratings, allowed the Company to transition to a favorable ratings-based pricing grid during the third quarter of 2019.
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and no longer in effect as of March 31, 2020.
Series A, B and C Senior Unsecured Notes
On April 26, 2019, we priced a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest is paid on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.

On November 6, 2018, we priced a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), collectively referred to as the debt private placement. The transaction closed on December 4, 2018. Interest is paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The notes are our general unsecured senior obligations and are guaranteed by us and our subsidiaries. We applied a portion of the proceeds of the debt private placement to complete the defeasance of the $600.0 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART, or the 2010 Mortgage Loans. We applied the remaining proceeds to the Australian term loan and the New Zealand term loan, or the ANZ Loans.

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

The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, we are required to maintain at all times a credit rating for each series of notes from a nationally recognized statistical rating organization. The 2018 Senior Unsecured Notes agreement includes the following financial covenants:

•	a maximum leverage ratio of less than or equal to 60% of our total asset value;

•	a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;

•	a maximum total secured indebtedness ratio of less than 0.40 to 1.00;

•	a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00; and

•	a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00.
As of March 31, 2020, we were in compliance with all debt covenants.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.4 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of March 31, 2020, we were in compliance with all debt covenants.

Loss on debt extinguishment and modifications
In connection with the refinancing of the Senior Unsecured Credit Facility during the first quarter of 2020 the Company recorded $0.8 million to “Loss on debt extinguishment and modifications” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs from the 2018 Senior Unsecured Credit Facility. These write-offs were a result of two lenders in the 2018 Senior Unsecured Term Loan A Facility that did not participate in the 2020 Senior Unsecured Term Loan A Facility, accordingly those lenders’ portion of unamortized deferred financing costs were written off. Similarly, two lenders in the 2018 Senior Unsecured Revolving Credit Facility did not participate in the 2020 Senior Unsecured Revolving Credit Facility, and those lender’s portions of unamortized deferred financing costs were written off.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies. We have investment grade ratings of BBB with a stable outlook from both Fitch and DBRS Morningstar, and an investment grade rating of Baa3 with a stable outlook from Moody’s. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our Annual Report on Form 10-K.
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
Recurring Maintenance Capital Expenditures
Recurring maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of recurring maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of recurring maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of recurring maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our recurring maintenance capital expenditures for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$9,390	$4,485
Personal property	2,298	171
Information technology	750	831
Total recurring maintenance capital expenditures	$12,438	$5,487

Total recurring maintenance capital expenditures per cubic foot	$0.011	$0.006

Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$6,797	$5,309
Personal property	8,184	7,896
Total repair and maintenance expenses	$14,981	$13,205

Repair and maintenance expenses per cubic foot	$0.014	$0.014
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
Acquisitions
The acquisitions completed during the first quarter of 2020 relate to Newport and Nova Cold. The acquisition completed during the first quarter of 2019 relates to PortFresh, and excludes amounts related to the assets under construction for expansion and development projects, further detailed below. The PortFresh acquisition cost included approximately $15.9 million allocated to land which we are developing a new facility on, and have classified within Expansion and development expenditures in order to reflect the total cost of the project. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the three months ended March 31, 2020 are primarily driven by $12.5 million in construction costs related to our Savannah expansion site. We acquired land in conjunction with the acquisition of Port Fresh in Savannah, Georgia, upon which we have developed a facility that has received its temporary certificate of occupancy and operations have begun. We expect to complete construction during the second quarter of 2020. In addition, we incurred $4.3 million related to the Atlanta major markets strategy project, which is expected to be completed in the second quarter of 2021. Subsequent to the acquisition of MHW, we exercised our call option to purchase land from the holder of the ground lease for $4.1 million. We also invested an additional $0.5 million for the Rochelle facility during the first quarter of 2020, which was previously opened during the second quarter of 2019.
As a result of the Cloverleaf Acquisition on May 1, 2019, we acquired expansion projects that have been in development. We incurred an additional $0.6 million during the first quarter of 2020 for the expansion project in Columbus, Ohio, which was completed during quarter. We invested an additional $0.6 million for the Chesapeake, VA expansion during the first quarter of 2020, which was substantially completed during the fourth quarter of 2019.
Expansion and development initiatives also reflect $2.0 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
During the first quarter of 2020, we incurred approximately $5.0 million for contemplated future expansion or development projects. We have not yet incurred costs related to the Auckland, New Zealand expansion project previously announced, currently it has been delayed due to the complete shutdown of construction activity due to COVID-19.
The following table sets forth our external growth, expansion and development and capital expenditures for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$315,583	$23,623
Expansion and development initiatives	29,586	26,315
Information technology	951	722
Total growth and expansion capital expenditures	$346,120	$50,660

Historical Cash Flows

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$81,602	$53,012
Net cash used in investing activities	$(359,159)	$(58,705)
Net cash provided by (used in) financing activities	$315,101	$(29,109)

Operating Activities
For the three months ended March 31, 2020, our net cash provided by operating activities was $81.6 million, an increase of $28.6 million, or 53.9%, compared to $53.0 million for the three months ended March 31, 2019. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during 2019 and 2020. This was partially offset by an increase in selling, general and administrative expenses due to the reasons discussed within results of operations.
Investing Activities

Our net cash used in investing activities was $359.2 million for the three months ended March 31, 2020 compared to $58.7 million for the three months ended March 31, 2019. Cash used in connection with business combinations during 2020 was $315.6 million and related the Newport and Nova Cold acquisitions, and $35.9 million was used in acquisitions of property, buildings and equipment, net of cash acquired during the first quarter of 2019 related to the purchase of PortFresh. Additions to property, buildings and equipment were $62.3 million and $24.9 million for the three months ended March 31, 2020 and 2019, respectively. Additionally, we invested $25.7 million in the Brazil JV during the first quarter of 2020. These outflows were offset by $42.5 million in proceeds from the sale of land and property, buildings, and equipment for the three months ended March 31, 2020.
Financing Activities
Net cash provided by financing activities was $315.1 million for the three months ended March 31, 2020 compared to net cash used in financing activities of $29.1 million for the three months ended March 31, 2019. Cash provided by financing activities for the current period primarily consisted of $233.6 million net proceeds from the April 2019 equity forward contract settled in January 2020, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $186.8 million in proceeds from our revolving line of credit. These cash inflows were partially offset by $177.1 million of repayment on our revolving line of credit using the proceeds from our refinancing of our Senior Unsecured Term Loan, $38.6 million of quarterly dividend distributions paid, $51.7 million of repayments on term loan and mortgage notes and $8.3 million of payments related to debt issuance costs.
Net cash used in financing activities was $29.1 million for the three months ended March 31, 2019 and primarily consisted of $1.6 million of repayments on mortgage notes, $3.4 million of repayments on lease obligations, $1.6 million paid for tax withholdings remitted to authorities related to stock options exercised, and $28.1 million of quarterly dividend distributions paid. These cash outflows were partially offset by $5.6 million in proceeds from stock options exercised.

Off-Balance Sheet Arrangements
As of March 31, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
As of March 31, 2020, we had $425 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. $100 million of the USD-denominated debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. An additional $225 million of the USD-denominated debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 1.30%. After incorporating the effects of the interest rate swap, our outstanding variable rate debt is $100 million USD and CAD $250 million. At March 31, 2020, one-month LIBOR was at approximately 0.92% and one-month CDOR was at 1.65%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $2.8 million. A 100 basis point decrease in market interest rates would also result in a $2.8 million decrease in interest expense to service our variable-rate debt.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2020 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 15 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.
Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Public Health Crises
We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure, but may have a material adverse effect on us.
We face various risks and uncertainties related to public health crises, including the recent and ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity to date and is likely to continue to do so. These risks include:

•	potential work stoppages, including due to spread of the disease among our employees or due to shutdowns that may be requested or mandated by governmental authorities;

•	labor unrest due to risks of disease from working with other employees and outside vendors;

•	economic impacts, including increased labor costs, from mitigation and other measures undertaken by us and/or third parties to support and protect our employees or the food supply;

•
completing developments on time or an inability of our contractors to perform as a result of spread of disease among employees of our contractors and other construction partners or due to shutdowns that may be requested or mandated by governmental authorities;

•	limiting the ability of our customers to comply with the terms of their contracts with us, including in making timely payments to us;

•
limiting the ability of our suppliers and partners to comply with the terms of their contracts with us, including in making timely delivery of supplies to us such as ammonia necessary for the operation of our temperature-controlled warehouses;

•	long-term volatility in or reduced demand for temperature-controlled warehouse storage and related handling and other warehouse services;

•	adverse impact on the value of our real estate;

•	reduced ability to execute our growth strategies, including identifying and completing acquisitions and expanding into new markets; and

•	the exacerbation of other risks discussed in our Annual Report arising from the COVID-19 pandemic.
The COVID-19 pandemic has caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide, which could lead to material impairments of our assets, increases in our allowance for credit losses and changes in judgments in determining the fair value of our assets. Conditions in the bank lending, capital and other financial markets may deteriorate, and our access to capital and other sources of funding may become constrained or more costly, which could materially and adversely affect the availability and terms of future borrowings, renewals, re-financings and other capital raises.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the illness and containment measures, among others. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity, results of operations or prospects, it may also have the effect of heightening many of the other risks described in our Annual Report under the heading “Risk Factors”.
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
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 10, 2020 (File No. 001-34723))
10.1
Employment Agreement, dated January 7, 2020, by and between AmeriCold Logistics, LLC and Robert Chambers (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 10, 2020 (File No. 001-34723))

10.2	Credit Agreement (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 30, 2020 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101
The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	May 8, 2020	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)