Form 10-Q
period 2020-06-30
AMERICOLD REALTY TRUST
filed 2020-08-10
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2020
Common Stock, $0.01 par value per share	203,622,752

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;
•general economic conditions;
•uncertainties and risks related to natural disasters, global climate change and public health crises, including the ongoing COVID-19 pandemic;
•risks associated with the ownership of real estate and temperature-controlled warehouses in particular;
•defaults or non-renewals of contracts with customers;
•potential bankruptcy or insolvency of our customers, or the inability of our customers to otherwise perform under their contracts, including as a result of the ongoing COVID-19 pandemic;
•uncertainty of revenues, given the nature of our customer contracts;
•increased interest rates and operating costs, including as a result of the ongoing COVID-19 pandemic;
•our failure to obtain necessary outside financing;
•risks related to, or restrictions contained in, our debt financings;
•decreased storage rates or increased vacancy rates;
•risks related to current and potential international operations and properties;
•our failure to realize the intended benefits from our recent acquisitions including synergies, or disruptions to our plans and operations or unknown or contingent liabilities related to our recent acquisitions;
•our failure to successfully integrate and operate acquired properties or businesses, including but not limited to: Cloverleaf Cold Storage, Lanier Cold Storage, MHW Group Inc., Nova Cold Logistics, Newport Cold Storage and PortFresh Holdings, LLC;
•acquisition risks, including the failure of such acquisitions to perform in accordance with projections;
•risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames, or at all, in respect thereof;
•difficulties in expanding our operations into new markets, including international markets;
•risks related to the partial ownership of properties, including as a result of our lack of control over such investments and the failure of such entities to perform in accordance with projections;
•our failure to maintain our status as a REIT;
•our Operating Partnership’s failure to qualify as a partnership for federal income tax purposes;
•possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently or previously owned by us;
•financial market fluctuations;
•actions by our competitors and their increasing ability to compete with us;
•labor and power costs;
•changes in applicable governmental regulations and tax legislation;
•changes in real estate and zoning laws and increases in real property tax rates;
•the competitive environment in which we operate;
•our relationship with our employees, including the occurrence of any work stoppages or any disputes under our collective bargaining agreements and employment related litigation;

•liabilities as a result of our participation in multi-employer pension plans;
•losses in excess of our insurance coverage;
•the cost and time requirements as a result of our operation as a publicly traded REIT;
•changes in foreign currency exchange rates;
•the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, or our common shares;
•the potential dilutive effect of our common share offerings; and
•risks related to any forward sale agreement, including the forward sale agreement we entered into with an affiliate of BofA Securities, Inc. in September 2018, as amended, or the 2018 forward sale agreement, and the forward sale agreement we entered into in connection with our ATM Equity Program in June 2020, including substantial dilution to our earnings per share or substantial cash payment obligations.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” herein, in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report for the quarter ended March 31, 2020 and in our Form 8-K filed on April, 16, 2020, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2020	December 31, 2019
Assets
Property, buildings and equipment:
Land	$523,620	$526,226
Buildings and improvements	2,889,402	2,696,732
Machinery and equipment	879,837	817,617
Assets under construction	132,793	108,639
	4,425,652	4,149,214
Accumulated depreciation and depletion	(1,301,706)	(1,216,553)
Property, buildings and equipment – net	3,123,946	2,932,661

Operating lease right-of-use assets	70,890	77,723
Accumulated depreciation – operating leases	(23,154)	(18,110)
Operating leases – net	47,736	59,613

Financing leases:
Buildings and improvements	13,657	11,227
Machinery and equipment	94,873	76,811
	108,530	88,038
Accumulated depreciation – financing leases	(34,823)	(29,697)
Financing leases – net	73,707	58,341

Cash and cash equivalents	298,709	234,303
Restricted cash	33,131	6,310
Accounts receivable – net of allowance of $10,481 and $6,927 at June 30, 2020 and December 31, 2019, respectively	200,603	214,842
Identifiable intangible assets – net	352,100	284,758
Goodwill	385,285	318,483
Investments in partially owned entities	22,102	—
Other assets	75,457	61,372
Total assets	$4,612,776	$4,170,683

Liabilities and shareholders’ equity
Liabilities:
Accounts payable and accrued expenses	$335,651	$350,963
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $14,295 and $12,996, in the aggregate, at June 30, 2020 and December 31, 2019, respectively	1,824,406	1,695,447
Sale-leaseback financing obligations	113,974	115,759
Financing lease obligations	72,571	58,170
Operating lease obligations	50,092	62,342
Unearned revenue	15,266	16,423
Pension and postretirement benefits	11,001	12,706
Deferred tax liability – net	50,177	17,119
Multi-employer pension plan withdrawal liability	8,632	8,736
Total liabilities	2,481,770	2,337,665
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 325,000,000 and 250,000,000 authorized shares; 203,615,707 and 191,799,909 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2,036	1,918
Paid-in capital	2,932,040	2,582,087
Accumulated deficit and distributions in excess of net earnings	(767,027)	(736,861)
Accumulated other comprehensive loss	(36,043)	(14,126)
Total shareholders’ equity	2,131,006	1,833,018
Total liabilities and shareholders’ equity	$4,612,776	$4,170,683

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rent, storage and warehouse services	$372,411	$338,231	$753,479	$627,846
Third-party managed services	72,954	61,515	137,875	125,651
Transportation services	34,861	36,492	70,778	73,588
Other	2,296	2,222	4,459	4,454
Total revenues	482,522	438,460	966,591	831,539
Operating expenses:
Rent, storage and warehouse services cost of operations	252,279	224,414	506,574	423,210
Third-party managed services cost of operations	69,655	58,711	130,807	119,588
Transportation services cost of operations	30,089	32,286	61,201	65,026
Cost of operations related to other revenues	2,161	1,930	4,269	3,918
Depreciation, depletion and amortization	52,399	40,437	104,003	70,533
Selling, general and administrative	32,340	32,669	69,233	63,786
Acquisition, litigation and other	2,801	17,964	4,489	26,457
Impairment of long-lived assets	3,667	930	3,667	13,485
(Gain) loss from sale of real estate	(19,414)	34	(21,875)	34
Total operating expenses	425,977	409,375	862,368	786,037

Operating income	56,545	29,085	104,223	45,502

Other income (expense):
Interest expense	(23,178)	(24,098)	(47,048)	(45,674)
Interest income	261	2,405	848	3,408
Bridge loan commitment fees	—	(2,665)	—	(2,665)
Loss on debt extinguishment and modifications	—	—	(781)	—
Foreign currency exchange gain (loss), net	315	(83)	(177)	(23)
Other income (expense), net	44	(591)	915	(758)
(Loss) income from investments in partially owned entities	(129)	(68)	(156)	54
Income (loss) before income tax (expense) benefit	33,858	3,985	57,824	(156)
Income tax (expense) benefit:
Current	(2,163)	(2,446)	(4,720)	(3,994)
Deferred	967	3,352	3,069	4,412
Total income tax (expense) benefit	(1,196)	906	(1,651)	418

Net income	$32,662	$4,891	$56,173	$262

Weighted average common shares outstanding – basic	201,787	182,325	201,294	165,869
Weighted average common shares outstanding – diluted	205,298	186,117	204,587	169,305

Net income per common share of beneficial interest - basic	$0.16	$0.03	$0.28	$0.00
Net income per common share of beneficial interest - diluted	$0.16	$0.03	$0.27	$0.00
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$32,662	$4,891	$56,173	$262
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	412	527	826	1,051
Change in unrealized net loss on foreign currency	10,337	(2,257)	(15,210)	(1,036)
Unrealized loss on designated derivatives	(3,494)	(1,763)	(7,533)	(4,477)
Other comprehensive income (loss)	7,255	(3,493)	(21,917)	(4,462)

Total comprehensive income (loss)	$39,917	$1,398	$34,256	$(4,200)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss

	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
Net income	—	—	—	23,511	—	23,511
Other comprehensive loss	—	—	—	—	(29,172)	(29,172)
Distributions on common shares of beneficial interest	—	—	—	(42,568)	—	(42,568)
Share-based compensation expense	—	—	4,298	—	—	4,298
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	216,056	2	(1,508)	—	—	(1,506)
Issuance of common shares	8,250,000	83	233,512	—	—	233,595
Cumulative effect of accounting change(1)	—	—	—	(500)	—	(500)
Balance - March 31, 2020	200,265,965	$2,003	$2,818,389	$(756,418)	$(43,298)	$2,020,676
Net income	—	—	—	32,662	—	32,662
Other comprehensive income	—	—	—	—	7,255	7,255
Distributions on common shares of beneficial interest	—	—	—	(43,271)	—	(43,271)
Share-based compensation expense	—	—	4,449	—	—	4,449
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	255,311	2	2,200	—	—	2,202
Issuance of common shares	3,094,431	31	107,002	—	—	107,033
Balance - June 30, 2020	203,615,707	$2,036	$2,932,040	$(767,027)	$(36,043)	$2,131,006
(1) Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion of the adoption of ASC 326.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net loss	—	—	—	(4,629)	—	(4,629)
Other comprehensive loss	—	—	—	—	(969)	(969)
Distributions on common shares	—	—	—	(30,235)	—	(30,235)
Share-based compensation expense	—	—	2,625	—	—	2,625
Share-based compensation expense (modification of Restricted Stock Units)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	897,849	9	3,965	—	—	3,974
Other	—	—	—	(88)	—	(88)
Balance - March 31, 2019	149,132,808	$1,491	$1,365,767	$(673,297)	$(13,484)	$680,477
Net income	—	—	—	4,891	—	4,891
Other comprehensive loss	—	—	—	—	(3,493)	(3,493)
Distributions on common shares	—	—	—	(38,764)	—	(38,764)
Share-based compensation expense	—	—	3,171	—	—	3,171
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	439,152	4	2,323	—	—	2,327
Issuance of common shares	42,062,500	421	1,206,627	—	—	1,207,048
Balance - June 30, 2019	191,634,460	$1,916	$2,577,888	$(707,170)	$(16,977)	$1,855,657

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributions declared per common share of beneficial interest	$0.21	$0.20	$0.42	$0.40
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income	$56,173	$262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	104,003	70,533
Amortization of deferred financing costs and pension withdrawal liability	2,742	2,978
Amortization of above/below market leases	76	76
Loss on debt extinguishment and modification, non-cash	542	—
Foreign exchange loss	177	23
Loss (income) from investments in partially owned entities	156	(54)
Share-based compensation expense (modification of restricted stock units)	—	3,044
Share-based compensation expense	8,730	5,810
Deferred income tax benefit	(3,069)	(4,412)
(Gain) loss from sale of real estate	(21,875)	34
(Gain) loss on other asset disposals	(420)	189
Impairment of long-lived assets	3,667	13,485
Provision for doubtful accounts receivable	3,554	622
Changes in operating assets and liabilities:
Accounts receivable	13,364	3,287
Accounts payable and accrued expenses	5,028	(23,883)
Other	(8,868)	7,841
Net cash provided by operating activities	163,980	79,835
Investing activities:
Return of investment in joint venture	—	2,000
Investment in partially owned entities	(26,197)	—
Proceeds from sale of property, buildings and equipment	69,051	822
Proceeds from the settlement of net investment hedge	3,034	—
Business combinations, net of cash acquired	(315,668)	(1,323,265)
Acquisitions of property, buildings and equipment, net of cash acquired	—	(35,923)
Additions to property, buildings and equipment	(173,245)	(98,428)
Net cash used in investing activities	(443,025)	(1,454,794)
Financing activities:
Distributions paid on common shares	(80,976)	(58,206)
Proceeds from stock options exercised	5,882	9,647
Remittance of withholding taxes related to employee share-based transactions	(5,650)	(3,570)
Proceeds from revolving line of credit	186,753	100,000
Repayment on revolving line of credit	(177,075)	(100,000)
Repayment of sale-leaseback financing obligations	(1,785)	(1,500)
Repayment of financing lease obligations	(8,853)	(5,838)
Payment of debt issuance costs	(8,345)	(2,025)
Repayment of term loan, mortgage notes and notes payable	(53,342)	(7,113)
Proceeds from term loan	177,075	—
Proceeds from issuance of senior unsecured notes	—	350,000
Net proceeds from issuance of common shares	340,628	1,206,627
Net cash provided by financing activities	374,312	1,488,022
Net increase in cash, cash equivalents and restricted cash	95,267	113,063
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(4,040)	86
Cash, cash equivalents and restricted cash:
Beginning of period	240,613	214,097
End of period	$331,840	$327,246

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Six Months Ended June 30,
Supplemental disclosures of cash flows information:	2020	2019
Acquisition of fixed assets under financing lease obligations	$23,505	$20,215
Acquisition of fixed assets under operating lease obligations	$510	$8,117
Interest paid – net of amounts capitalized	$46,877	$26,188
Income taxes paid – net of refunds	$1,405	$2,975
Acquisition of property, buildings and equipment on accrual	$25,607	$20,886

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of June 30,
	2020	2019
Cash and cash equivalents	$298,709	$320,805
Restricted cash	33,131	6,441
Total cash, cash equivalents and restricted cash	$331,840	$327,246

	As of June 30,
Allocation of purchase price of property, buildings and equipment to:	2020	2019
Investments in land and buildings and improvements	$—	$31,561
Machinery and equipment	—	3,410
Assembled workforce	—	351
Other assets	—	601
Cash paid for acquisition of property, buildings and equipment	$—	$35,923

	As of June 30,
	2020	2019
Allocation of purchase price to business combinations:
Land	$33,829	$63,463
Buildings and improvements	127,868	724,756
Machinery and equipment	40,105	170,339
Assets under construction	308	20,968
Operating and financing lease right-of-use assets	926	1,254
Cash and cash equivalents	1,997	4,977
Accounts receivable	5,271	22,761
Goodwill	66,950	113,806
Acquired identifiable intangibles:
Customer relationships	78,286	250,989
Trade names and trademarks	—	1,623
Other assets	120	18,802
Accounts payable and accrued expenses	(2,282)	(32,444)
Notes payable	—	(17,179)
Operating and financing lease obligations	(590)	(1,254)
Unearned revenue	(607)	(3,536)
Pension and postretirement benefits	—	(2,020)
Deferred tax liability	(34,516)	(9,063)
Total consideration	$317,665	$1,328,242

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99% of the partnership interests as of June 30, 2020. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is the sole limited partner of the Operating Partnership, owning 1% of the partnership interests as of June 30, 2020. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
During the third quarter of 2019, the Company began granting Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 11. Upon vesting these units will represent interests in the Operating Partnership that are not owned by Americold Realty Trust. We expect that the expense associated with the OP Units in the Operating Partnership is immaterial to the condensed consolidated financial statements of the Company.
On March 9, 2020, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 250,000,000 to 325,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of June 30, 2020 or December 31, 2019.
The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in the United States (U.S.), Australia, New Zealand, Argentina, and Canada through several wholly-owned taxable REIT subsidiaries (TRSs).
Ownership
Initial Public Offering
On January 23, 2018, we completed an initial public offering of our common shares, or IPO, in which we issued and sold 33,350,000 of our common shares at a public offering price of $16.00 per share, including 4,350,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares. The common shares sold in the offering were registered under the Securities Act of 1933, as amended (the Securities Act) pursuant to our Registration Statement on Form S-11 (File No.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

333-221560), as amended, which was declared effective by the U.S. Securities and Exchange Commission (SEC) on January 18, 2018.
September 2018 Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares pursuant to the 2018 forward sale agreement, which is currently expected to settle on or before September 2020. The term was extended from its original settlement of September 2019. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2018 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2018 forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the 2018 forward sale agreement, the common shares issuable upon settlement of the 2018 forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the 2018 forward sale agreement less the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted 2018 forward sale price at the end of the reporting period). If and when the Company physically or net share settles the 2018 forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of June 30, 2020, the Company has not settled any portion of the 2018 forward sale agreement.
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
April 2019 Follow-On Public Offering
On April 22, 2019, the Company completed a follow-on public offering of 42,062,000 of its common shares, including 6,562,000 common shares pursuant to the exercise in full of the underwriters’ option to purchase additional common shares, at a public offering price of $29.75 per share, which generated net proceeds of approximately $1.21 billion to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 8,250,000 common shares pursuant to the 2019 forward sale agreement. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2019 forward sale agreement that were sold by the forward purchaser or its affiliate. The 2019 forward sale agreement was settled during the three months ended March 31, 2020 for net proceeds of $233.6 million. The proceeds of the follow-on public offering were used to fund the purchase of Chiller Holdco, LLC (Cloverleaf Cold Storage or Cloverleaf). The Company used the cash proceeds that we received upon settlement of the 2019 forward sale agreement on January 2, 2020 to fund a portion of the Nova Cold Logistics (Nova Cold) acquisition.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

At the Market (ATM) Equity Program
On August 23, 2019, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through an ATM Equity Program (“the 2019 ATM Equity Program”). Sales of our common shares made pursuant to the 2019 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the 2019 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There were no common shares sold under the 2019 ATM Equity Program.
On April 16, 2020, the 2019 ATM Equity Program was terminated and replaced with the 2020 ATM Equity Program. Under the 2020 ATM Equity Program, we may sell, from time to time, up to an aggregate sales price of $500.0 million of the Company’s common shares. We intend to use the net proceeds from sales of our common shares pursuant to the 2020 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. During the three months ended June 30, 2020, there were 3,094,431 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $110.4 million. The proceeds were offset by $2.3 million of fees which were capitalized related to the ATM Equity Program. In addition, during the three months ended June 30, 2020, the Company entered into a forward sale agreement in connection with the 2020 ATM Equity Program to sell 472,551 common shares for gross proceeds of $17.2 million, which must be settled by July 1, 2021. After considering the common shares issued during the second quarter of 2020 and the shares subject to the forward sale agreement, the Company had approximately $372.4 million availability remaining for distribution under the 2020 ATM Equity Program as of June 30, 2020.
Universal Shelf Registration Statement
In connection with filing the ATM Equity Offering Sales Agreement on April 16, 2020, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration Nos. 333-237704 and 333-237704-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common shares of beneficial interest, $0.01 par value per share, (ii) the Company’s preferred shares of beneficial interest, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common shares or preferred shares or depositary shares and (v) debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. There has been no activity under the Registration Statement at this time, except for the Company’s ATM program launch discussed above.
Acquisitions and Investments in Joint Ventures
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.2 million, net of cash acquired. The consideration paid by the Company was funded using cash on hand.
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
On May 1, 2019, the Company also acquired Lanier Cold Storage (Lanier). The Company paid aggregate cash consideration of approximately $81.9 million, net of cash acquired. The consideration paid by the Company was funded using cash on hand.
On November 19, 2019, the Company acquired MHW Group Inc. (MHW). The Company paid aggregate cash consideration of approximately $50.8 million, net of cash acquired. The consideration paid by the Company was funded using cash on hand.
On January 2, 2020, the Company completed the purchase of all outstanding shares of Nova Cold for Canadian Dollars of $337.4 million, net of cash acquired ($259.6 million USD, net of cash acquired). The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility and cash on hand.
On January 2, 2020, the Company completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.1 million, net of cash acquired. The consideration paid by the Company was funded using cash on hand.
On March 6, 2020, the Company acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Reals of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. The consideration paid by the Company was funded using cash on hand.
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

Significant Risks and Uncertainties
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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the three and six months ended June 30, 2020 from the COVID-19 pandemic, it continues to incur elevated labor related costs and incremental health and safety supplies costs but otherwise is unable to further predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Impairment of Long-Lived Assets
For the three and six months ended June 30, 2020, the Company recorded impairment charges totaling $3.7 million, related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020. For the six months ended June 30, 2019, the Company recorded impairment charges of $13.5 million. This was primarily due to the formal approval of the “Atlanta Major Market Strategy” plan by the Company’s Board of Trustees, which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of approximately 75% of the current warehouse, which was unused. We have continued to operate as normal during the redevelopment. As a result of this initiative, the Company wrote off the carrying value of the portion of the warehouse no longer in use resulting in an impairment charge of $9.6 million of Warehouse segment assets. Additionally, during the three months ended March 31, 2020, the Company recorded an impairment charge of $2.9 million of Warehouse segment assets related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. The sale of this property was completed during the second quarter of 2019. In addition, during the three months ended June 30, 2019, the Company recorded an asset impairment charge of $0.9 million related to international transportation software assets which were no longer needed.
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
We capitalized interest of $0.4 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we capitalized interest of $1.2 million and $1.6 million, respectively. During each of the three months ended June 30, 2020 and 2019, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.2 million and $0.1 million, respectively, and during each of the six months ended June 30, 2020 and 2019, we capitalized $0.3 million.

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
Recently Adopted Accounting Standards
Fair Value Measurement - Disclosure Framework

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For public business entities, this

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

guidance is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard effective January 1, 2020 on a prospective basis, and it did not have a material impact on its condensed consolidated financial statements.
Credit Losses

Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (also referred to as current expected credit losses, or “CECL”), using the modified retrospective transition method. This ASU amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables, and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimated expected credit losses, which may result in earlier recognition of losses. Upon adoption of the new standard, the Company recorded a non-cash cumulative effect adjustment to the opening accumulated deficit and distributions in excess of net earnings of $0.5 million as of January 1, 2020.
As of June 30, 2020, we had $567.0 million of assets in the scope of the credit loss standard. These assets consist primarily of cash equivalents measured at amortized cost and trade and other receivables. Counterparties associated with these assets are generally highly rated. The substantial majority of the allowance recorded on the aforementioned in-scope assets relates to our trade receivables and totaled $10.5 million as of June 30, 2020.
Financial Instruments

In March 2020, FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016. The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The Company adopted this standard effective January 1, 2020, and it did not have a material impact on its condensed consolidated financial statements.
Future Adoption of Accounting Standards
Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted for all entities and the amendments in this update are required to be applied on a retrospective basis to all periods presented. The Company does not expect the provisions of ASU 2018-14 will have a material impact on its condensed consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; however, early adoption is permitted for all entities. The Company continues to assess the impact of adopting this standard and does not believe the adoption of ASU 2019-12 will have a material effect on its condensed consolidated financial statements.
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
Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, equity method investments and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have any impact on the Company's condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

3. Business Combinations
Acquisitions Completed During the Six Months Ended June 30, 2020
The Company completed the acquisition of privately-held Nova Cold on January 2, 2020 for total cash consideration of approximately CAD $337.4 million, net of cash received, or $259.6 million USD based upon the exchange rate between the CAD and USD on the closing date of the transaction. The preliminary purchase price allocation of consideration primarily included $171.9 million of land and buildings and equipment, $59.6 million of a customer relationship intangible asset, $34.5 million of deferred tax liabilities, and $60.4 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canada market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Nova Cold acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill will exist for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS acquired. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. During the three months ended June 30, 2020, the Company recorded a $7.5 million reduction to its opening deferred tax liability of $42.0 million originally recorded related to basis differences in fixed assets and net operating loss carryforwards. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the six months ended June 30, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The Company completed the acquisition of privately-held Newport on January 2, 2020 for total cash consideration of $56.1 million, net of cash received. The preliminary purchase price allocation of consideration primarily included $30.2 million of land and buildings and equipment, $18.7 million of a customer relationship asset and $6.5 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Minneapolis-St. Paul market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Newport acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies; the acquisition of all the membership interests allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the six months ended June 30, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Acquisitions Completed During 2019
The Company completed the acquisition of privately-held Cloverleaf on May 1, 2019. A summary of the final fair value of the assets acquired and liabilities assumed for total cash consideration of $1.24 billion, as well as adjustments made during the measurement period, is as follows (in thousands):

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments (1)	Final Amounts Recognized as of the Acquisition Date (as Adjusted)(2)
Assets
Land	$59,363	$1,131	$60,494
Building and improvements	687,821	(19,670)	668,151
Machinery and equipment	144,825	822	145,647
Assets under construction	20,968	(3,994)	16,974
Operating lease right-of-use assets	1,254	—	1,254
Cash and cash equivalents	4,332	—	4,332
Restricted cash	—	526	526
Accounts receivable	21,358	220	21,578
Goodwill	107,643	18,453	126,096
Acquired identifiable intangibles:
Customer relationships	241,738	8,608	250,346
Trade names and trademarks	1,623	—	1,623
Other assets	18,720	(11,668)	7,052
Total assets	1,309,645	(5,572)	1,304,073
Liabilities
Accounts payable and accrued expenses	30,905	12,598	43,503
Notes payable	17,179	(13,301)	3,878
Operating lease obligations	1,254	—	1,254
Unearned revenue	3,536	—	3,536
Pension and postretirement benefits	2,020	(2,020)	—
Deferred tax liability	9,063	(39)	9,024
Total liabilities	63,957	(2,762)	61,195
Total consideration for Cloverleaf acquisition	$1,245,688	$(2,810)	$1,242,878
(1) The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the six months ended June 30, 2020. The measurement period ended one year after the Cloverleaf Acquisition, on April 30, 2020.
(2) The measurement period adjustments were primarily due to refinements to third party appraisals and refinements in carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments results in a net increase to goodwill.
All adjustments recorded during the measurement period were not material to the Condensed Consolidated Financial Statements. The final purchase price allocation is presented within the table above.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

As shown above, in connection with the Cloverleaf Acquisition the Company recorded an intangible asset of approximately $250.3 million for customer relationships which has been assigned a useful life of 25 years, and approximately $1.6 million for trade names and trademarks which has been assigned a useful life of 1.5 years. These intangible assets are being amortized on a straight-line basis over their respective useful lives. Based on the discussion under goodwill above, the Cloverleaf Acquisition resulted in federal income tax deductibility for a portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for both the REIT and its domestic TRS. The Company recorded a deferred tax liability of $1.9 million for intangible assets in 2019, which remains materially unchanged as of June 30, 2020.
The unaudited pro forma financial information set forth below is based on the historical Condensed Consolidated Statements of Operations for the quarter ended June 30, 2019, adjusted to give effect to the Cloverleaf Acquisition as if it had occurred on January 1, 2019. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisition of Cloverleaf.
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

Pro forma (unaudited)
(in thousands, except per share data)
	Three Months Ended	Six Months Ended
	June 30, 2019
Total revenue	$457,840	$907,099
Net income available to common shareholders(1)	$14,180	$8,422
Net income per share, diluted(2)	$0.06	$0.04
(1) Pro forma net income available to common shareholders was adjusted to exclude $15.9 million and $25.7 million of acquisition related costs incurred by the Company during the three and six months ended June 30, 2019.
(2)Adjusted to give effect to the issuance of approximately 42.1 million common shares in connection with the Cloverleaf Acquisition.
Additionally, the Company completed the acquisition of privately-held Lanier on May 1, 2019 for total cash consideration of $81.9 million, net of cash received. The allocation of consideration primarily included $60.0 million of land and buildings and equipment, $6.4 million of goodwill, and $16.3 million of customer relationship intangible assets. The customer relationship asset has been assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the increased presence in the north Georgia poultry market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Lanier acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. All adjustments recorded subsequent to the acquisition date were not material to the Condensed Consolidated

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Financial Statements. The final purchase price allocation is reflected within our Condensed Consolidated Financial Statements as of June 30, 2020. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.

4. Investment in Partially Owned Entities
During the first quarter of 2020, the Company purchased a 14.99% equity interest in a joint venture with Superfrio Armazéns Gerais S.A. (“SuperFrio” or “Brazil JV”) for Brazil reals of 117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in the joint venture. SuperFrio is a Brazilian-based company that provides temperature-controlled storage and logistics services including storage, warehouse services, and transportation. The debt of the unconsolidated joint venture is non-recourse to us, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.

As of June 30, 2020, our investment in partially owned entities accounted for under the equity method of accounting presented in our Condensed Consolidated Balance Sheet consists of the following (in thousands):

Joint Venture	Location	% Ownership	June 30, 2020
Superfrio	Brazil	14.99%	$22,102

5. Acquisition, Litigation and Other Charges
The components of the charges included in “Acquisition, litigation and other” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, litigation and other	2020	2019	2020	2019
Acquisition related costs	$2,651	$15,014	$3,417	$16,455
Litigation	—	467	—	1,377

Other:
Severance, equity award modifications and acceleration	150	2,641	1,072	6,934
Non-offering related equity issuance expenses	—	(164)	—	1,347
Terminated site operations costs	—	6	—	344
Total other	150	2,483	1,072	8,625

Total acquisition, litigation and other	$2,801	$17,964	$4,489	$26,457

Acquisition related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Refer to Note 3 for further information regarding acquisitions completed during 2019 and 2020.

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

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the six months ended June 30, 2019, severance, equity modification and acceleration expense consists of $2.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf Acquisition and organizational transformation of our international operations, $1.2 million of severance related to the departure of two former executives, as well as $3.1 million of accelerated equity award vesting. Refer to Note 11 for further details of all equity modifications and equity acceleration.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

6. Debt
The Company’s outstanding indebtedness as of June 30, 2020 and December 31, 2019 is as follows (in thousands):

				June 30, 2020		December 31, 2019
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of June 30, 2020	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$178,101	$182,108	$181,443	$184,618
Mezzanine A	5/2023	7.38%	7.55%	70,000	71,050	70,000	70,525
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,800	32,000	32,320
Total 2013 Mortgage Loans				280,101	285,958	283,443	287,463

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	229,000	200,000	217,750
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	477,000	400,000	439,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	401,625	350,000	366,625
Total Senior Unsecured Notes				950,000	1,107,625	950,000	1,023,375

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	2.65%	425,000	425,000	—	—
2020 Senior Unsecured Term Loan Tranche A-2(2)(6)	3/2025	C+0.95%	1.61%	183,600	183,600	—	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				608,600	608,600	—	—

2018 Senior Unsecured Term Loan A Facility(1)(4)	1/2023	L+1.00%	3.14%	—	—	475,000	472,625

Total principal amount of indebtedness				$1,838,701	$2,002,183	$1,708,443	$1,783,463
Less: unamortized deferred financing costs				(14,295)	n/a	(12,996)	n/a
Total indebtedness, net of unamortized deferred financing costs(3)				$1,824,406	$2,002,183	$1,695,447	$1,783,463

2020 Senior Unsecured Revolving Credit Facility(3)(5)	3/2024	L+0.85%	0.23%	$—	$—	N/A	N/A
2018 Senior Unsecured Revolving Credit Facility(1) (3)	1/2021	L+0.90%	0.36%	N/A	N/A	$—	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of June 30, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4) During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of June 30, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2020.

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
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge to the Company’s investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of June 30, 2020, $7.8 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March, 26 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of June 30, 2020, $6.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
Our 2020 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:
•a maximum leverage ratio of less than or equal to 60% of our total asset value. Following a material acquisition, leverage ratio shall not exceed 65%;
•a maximum unencumbered leverage ratio of less than or equal to 60% to unencumbered asset value. Following a material acquisition, unencumbered leverage ratio shall not exceed 65%;
•a maximum secured leverage ratio of less than or equal to 40% to total asset value. Following a material acquisition, secured leverage ratio shall not exceed 45%;
•a minimum fixed charge coverage ratio of greater than or equal to 1.50x; and
•a minimum unsecured interest coverage ratio of greater than or equal to 1.75x.

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of June 30, 2020, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

There were $22.8 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of June 30, 2020.
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
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and is no longer outstanding as of June 30, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The Series A, Series B, and Series C senior notes (collectively referred to as the “Senior Unsecured Notes”) and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 days written notice whenever it intends to prepay any portion of the debt.
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
The Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the credit agreement, including:
•a maximum leverage ratio of less than or equal to 60% of our total asset value;
•a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;
•a maximum total secured indebtedness ratio of less than 0.40 to 1.00;
•a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00; and
•a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00.
As of June 30, 2020, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.7 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.

The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of June 30, 2020, the Company was in compliance with all debt covenants.
Debt Covenants

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of June 30, 2020, we were in compliance with all debt covenants.
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
Aggregate future repayments of indebtedness

The aggregate maturities of the Company’s total indebtedness as of June 30, 2020, including amortization of principal amounts due under the mortgage notes, for each of the next five years and thereafter, are as follows:

As of June 30, 2020:	(In thousands)
June 30, 2021	$6,900
June 30, 2022	7,171
June 30, 2023	266,030
June 30, 2024	—
June 30, 2025	608,600
Thereafter	950,000
Aggregate principal amount of debt	1,838,701
Less unamortized deferred financing costs	(14,295)
Total debt net of unamortized deferred financing costs	$1,824,406

7. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedges $100.0 million of variable interest-rate debt, or 16%, of the Company’s outstanding variable-rate debt as of June 30, 2020. The August 2019 agreement hedges $225.0 million of variable interest-rate debt, or 37%, of the Company’s outstanding variable-rate debt as of June 30, 2020. Each agreement converts the Company’s variable-rate debt to a fixed-rate basis into 2024, thus reducing the impact of interest rate changes on future interest expense. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $5.0 million will be reclassified as an increase to interest expense. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at June 30, 2020.
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
The Company is subject to volatility in foreign currencies against its functional currency, the US dollar.  Periodically, the Company uses foreign currency derivatives including currency forward contracts to manage its exposure to fluctuations in exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the requirements to be accounted for as hedging instruments. As a result, the changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the first quarter of 2020, the Company’s previous two outstanding foreign exchange forward contracts, which were entered into in conjunction with the funding of the Nova Cold Acquisition that were not designated as hedges in a qualifying hedging relationship, matured. The first contract was entered into in December 2019 with a notional to purchase CAD $217.0 million and sell USD matured on January 2, 2020 and settled for a gain of $2.1 million. The second contract was entered into simultaneously with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 and was subsequently designated as a net investment hedge on January 2, 2020. The net unrealized gain on the change in fair value of the foreign exchange forward contracts included within “Foreign currency exchange gain (loss), net” on the accompanying Consolidated Statement of Operations for the six months ended June 30, 2020 was $0.1 million.
The Company is also exposed to fluctuations in foreign exchange rates on property investments it holds in foreign countries. The Company uses forward currency forwards to hedge its exposure to changes in exchange rates on certain of its foreign investments as well. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

translation adjustment. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.
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
As of June 30, 2020 and December 31, 2019, the Company did not have any currency forwards that were designated as net investment hedges outstanding.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at June 30, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Designated derivatives
Foreign exchange contracts	$9,768	$1,376	$—	$—
Interest rate contracts	—	2,933	18,565	3,505

Undesignated derivatives
Foreign exchange forwards	—	2,546	—	2,589
Total derivatives	$9,768	$6,855	$18,565	$6,094
The following table presents the effect of the Company’s derivative financial instruments on the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019
Interest rate contracts	$(1,729)	$(2,230)	Interest expense	$(949)	$(2)
Foreign exchange contracts	(15,097)	2,229	Foreign currency exchange gain, net	(12,309)	(1,760)
Foreign exchange contracts	—	—	Interest expense	(74)	—
Total designated cash flow hedges	$(16,826)	$(1)		$(13,332)	$(1,762)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Interest rate contracts	$(17,994)	$(3,638)	Interest expense	$(939)	$—
Foreign exchange contracts	8,364	(347)	Foreign currency exchange loss, net	3,885	(492)
Foreign exchange contracts			Interest expense	207	—
Foreign exchange forwards	5,250	—		—	—
Total designated cash flow hedges	$(4,380)	$(3,985)		$3,153	$(492)
Interest expense recorded in the accompanying Condensed Consolidated Statements of Operations was $23.2 million and $24.1 million during the three months ended June 30, 2020 and 2019, respectively, and $47.0 million and $45.7 million during the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, the Company recorded total foreign currency exchange gain, net in its Condensed Consolidated Statements of Operations of $0.3 million. The total foreign currency exchange loss for the six months ended June 30, 2020 was $0.2 million. During the three and six months ended June 30, 2019, the Company recorded total foreign currency exchange loss, net in its Condensed Consolidated Statements of Operations of $0.1 million and a nominal amount, respectively.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

June 30, 2020
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,768	$—	$9,768	$(8,007)	$—	$1,761

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(18,565)	$—	$(18,565)	$8,007	$—	$(10,558)

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
As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.7 million. As of June 30, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $18.7 million.
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
Refer to Note 16 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and six months ended June 30, 2020 and 2019, respectively.

8. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of June 30, 2020 and December 31, 2019 are as follows:

	Maturity	Interest Rate as of June 30, 2020	June 30, 2020	December 31, 2019
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,859	$18,994
11 warehouses – 2007	9/2027	7.00%-19.59%	95,115	96,765
Total sale-leaseback financing obligations			$113,974	$115,759

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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of June 30, 2020 and December 31, 2019, respectively.
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
F-35

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value Hierarchy	Fair Value
		June 30, 2020	December 31, 2019
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$—	$2,936
Interest rate swap liability	Level 2	18,565	3,507
Cross-currency swap asset	Level 2	9,768	1,404
Foreign exchange forward contract asset	Level 2	—	2,546
Foreign exchange forward contract liability	Level 2	—	2,589
Measured at fair value on a non-recurring basis:
Long-lived assets written down at June 30, 2020:
Property, plant and equipment	Level 2	$8,203	$—
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,002,183	$1,783,463
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The following tables summarize dividends declared and distributions paid to the holders of common shares for the six months ended June 30, 2020 and 2019.

Six Months Ended June 30, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
		Common Shares	Common Shares
(In thousands, except per share amounts)
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2100	43,271	—
		$85,839	$80,976
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $42.6 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Six Months Ended June 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March (b)			(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April			15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2000	38,764	—
		$68,999	$58,206
(a)Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.
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
Aggregate share-based compensation charges were $4.5 million and $3.2 million during the three months ended June 30, 2020 and 2019, respectively, and $8.8 million and $8.9 million during the six months ended June 30, 2020 and 2019, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. During the first quarter of 2019, approximately $3.1 million of share-based compensation expense was recorded as a component of “Acquisition, litigation and other” expense on the accompanying Condensed Consolidated Statements of Operations due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation. The award modifications and awards with accelerated vesting are discussed further under the section Modification of Restricted Stock Units and Accelerated Vesting of Awards. As of June 30, 2020, there was $28.2 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.1 years.

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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and are paid upon the vesting of the awards. Time-based awards have the right to receive non-forfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of June 30, 2020 and December 31, 2019, the Company accrued $1.7 million and $1.1 million, respectively, of dividend equivalents on unvested units payable to employees and non-employee trustees.
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
The following table summarizes restricted stock unit grants under the 2017 Plan during the three and six months ended June 30, 2020 and 2019, respectively:

Three Months Ended June 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	8,517	1 year	$300
2020	Employees	1,195	1 year	$35
2019	Employees	35,042	1-3 years	$1,163

Six Months Ended June 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	8,517	1 year	$300
2020	Employees	284,666	1-3 years	$8,734
2019	Trustees	12,285	1 year	$375
2019	Employees	490,546	1-3 years	$16,332
Of the restricted stock units granted for the six months ended June 30, 2020, (i) 8,517 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (ii) 175,856 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iii) 108,810 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2020 and will end December 31, 2022.
Of the restricted stock units granted for the six months ended June 30, 2019, (i) 12,285 were time-based graded vesting restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 247,378 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iii) 243,168 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2019 and will end December 31, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans during the six months ended June 30, 2020:

Six Months Ended June 30, 2020
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	714,063	$25.0	57,142	$2.0	779,188	$27.3
Granted	184,373		—		108,810
Vested	(260,705)		(14,286)		—
Forfeited	(7,942)		—		(12,668)
Non-vested as of June 30, 2020	629,789	$22.9	42,856	$1.6	875,330	$31.8
Shares vested, but not released(1)	615,643	22.3	28,572	1.0	—	—
Total outstanding restricted stock units	1,245,432	$45.2	71,428	$2.6	875,330	$31.8
(1)For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The weighted average grant date fair value of these units is $9.38 per unit. During 2020 an additional 14,286 of these restricted stock units vested. Of the total restricted stock units vested, but not yet released, 615,643 time-based restricted stock units and 14,286 performance-based restricted stock units vested prior to January 1, 2020.
(2)The number of market performance-based restricted stock units are reflected within this table based upon the number of shares issuable upon achievement of the performance metric at target.
The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2020 was $30.81 per unit, for vested and converted restricted stock units was $20.30, for forfeited restricted stock units was $25.15. The weighted average grant date fair value of non-vested restricted stock units was $24.31 and $22.50 per unit as of June 30, 2020 and December 31, 2019, respectively.
OP Units Activity
During 2019, upon recommendation by the Compensation Committee, the Board of Trustees approved the grant of OP units in connection with the annual grant to the Board of Trustees. The trustees have the option to elect their annual grant in the form of either time-vested restricted stock units or time-vested OP units. Additionally, the Board of Trustees approved the future award of grants for certain members of management to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The following table summarizes OP unit grants under the 2017 Plan during the three and six months ended June 30, 2020 (none were issued during the six months ended June 30, 2019):

Three Months Ended June 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	16,325	1 year	$575

Six Months Ended June 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	16,325	1 year	$575
2020	Employees	255,720	1-3 years	$7,719
The following table provides a summary of the OP unit awards activity under the 2017 Plan during the six months ended June 30, 2020:

Six Months Ended June 30, 2020
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	20,190	$0.7	—	$0.0
Granted	93,180		178,865
Vested	—		—
Forfeited	—		—
Non-vested as of June 30, 2020	113,370	$4.2	178,865	$6.5
The OP units granted for the six months ended June 30, 2020 had an aggregate grant date fair value of $8.3 million.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Stock Options Activity
The following table provides a summary of option activity for the six months ended June 30, 2020:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2019	794,498	$9.81	5.8
Granted	—	—
Exercised	(270,500)	9.81
Forfeited or expired	(8,000)	9.81
Outstanding as of June 30, 2020	515,998	9.81	5.2

Exercisable as of June 30, 2020	216,000	$9.81	4.2
The total grant date fair value of stock option awards that vested during the six months ended for both June 30, 2020 and 2019 was approximately $0.4 million. The total intrinsic value of options exercised for the six months ended June 30, 2020 and 2019 was $6.7 million and $21.5 million, respectively.
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
The Company recorded an income tax expense of approximately $1.2 million and a benefit of $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and an expense of $1.7 million and a benefit of $0.4 million for the six months ended June 30, 2020 and 2019, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations and a portion of those earnings is permanently reinvested.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Based on our assessment of the legislation, we do not

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

expect there to be a material impact to our Condensed Consolidated Financial Statements at this time. During the quarter ended June 30, 2020, the Company filed to receive a refund of approximately $1.9 million in previously paid alternative minimum taxes accelerated under CARES Act.

The Company recorded an opening deferred tax liability of $8.9 million and $0.7 million in 2019 for the purchase of Cloverleaf and Lanier, respectively, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed and intangible assets. The Company recorded an additional deferred tax liability of approximately $1.0 million for the quarter ended March 31, 2020, based on additional information obtained during the quarter. Furthermore, a deferred income tax benefit of approximately $1.0 million was also recognized during the first quarter as result of a reduction in the Company’s existing valuation allowance due to the aforementioned deferred tax liability for the Cloverleaf and Lanier acquisitions recorded during the first quarter that became available to be used as a positive source of income for valuation allowance assessment purposes. Purchase accounting for Cloverleaf and Lanier was completed during the quarter ended June 30, 2020, and the deferred tax liability recorded through March 31, 2020 remained unchanged during the quarter.
The Company originally recorded an opening deferred tax liability of $42.0 million for the purchase of Nova Cold in January of 2020, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed assets, intangible assets and net operating loss carryforwards. The Company recorded a reduction to the existing deferred tax liability of approximately $7.5 million for the quarter ended June 30, 2020 resulting in an opening deferred tax liability of $34.5 million as of June 30, 2020. The change is based on additional information obtained during the quarter. Purchase accounting for Nova Cold has not yet been completed, and additional amounts may be recorded as additional information is obtained.
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

The Company has $0.4 million of uncertain tax positions outstanding as of June 30, 2020 and December 31, 2019. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.

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
As of June 30, 2020 and December 31, 2019, the balance of the deferred contribution liability was $4.8 million and $4.9 million, respectively, which is classified as “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

14. Employee Benefit Plans
The components of net period benefit cost for the three and six months ended June 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended June 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$14	$14
Interest cost	316	280	3	6	605
Expected return on plan assets	(501)	(367)	—	(15)	(883)
Amortization of net loss	254	151	—	—	405
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$69	$64	$3	$12	$148

	Three Months Ended June 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$18	$18
Interest cost	397	311	6	13	727
Expected return on plan assets	(440)	(294)	—	(19)	(753)
Amortization of net loss	377	141	(1)	—	517
Amortization of prior service cost	—	—	—	9	9
Net pension benefit cost	$334	$158	$5	$21	$518

	Six Months Ended June 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$28	$28
Interest cost	631	559	7	12	1,209
Expected return on plan assets	(1,001)	(733)	—	(31)	(1,765)
Amortization of net loss	508	303	—	—	811
Amortization of prior service cost	—	—	—	15	15
Net pension benefit cost	$138	$129	$7	$24	$298

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Six Months Ended June 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$34	$34
Interest cost	795	622	12	25	1,454
Expected return on plan assets	(880)	(588)	—	(37)	(1,505)
Amortization of net loss	754	282	(2)	—	1,034
Amortization of prior service cost	—	—	—	17	17
Net pension benefit cost	$669	$316	$10	$39	$1,034

The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company expects to contribute to all plans an aggregate of $2.5 million in 2020, of which $1.2 million has been contributed through June 30, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

15. Commitments and Contingencies
Letters of Credit
As of June 30, 2020 and December 31, 2019, there were $22.8 million and $23.0 million, respectively, of letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $9.0 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of June 30, 2020, approximately 48% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 8% of the labor force are set to expire during the remaining six months ended December 31, 2020.
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
Preferred Freezer Services, LLC Litigation
On February 11, 2019, Preferred Freezer Services, LLC (“PFS”) moved by Order to Show Cause in the Supreme Court of the State of New York, New York County, asserting breach of contract and other claims against the Company and seeking to preliminarily enjoin the Company from acting to acquire certain properties leased by PFS. In its complaint and request for preliminary injunctive relief, PFS alleged that the Company breached a confidentiality agreement entered into in connection with the Company’s participation in a bidding process for the sale of PFS by contacting PFS’s landlords and by using confidential PFS information in bidding for the properties leased by PFS (the “PFS Action”).
PFS’s request for a preliminary injunction was denied after oral argument on February 26, 2019. On March 1, 2019, PFS filed an application for interim injunctive relief from the Appellate Division of the Supreme Court, First Judicial Department.
On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS sought compensatory, consequential and/or punitive damages. The Company filed a motion to require PFS to reimburse the Company for its legal fees it incurred for

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

the state court action before PFS is allowed to proceed in the federal court action. On February 18, 2020, the Court granted Americold’s request for an award of legal fees from PFS but declined to stay the case pending payment of that award. As to the amount of the award, the Company and PFS have entered into a stipulation that PFS will pay Americold $550,000 to reimburse the Company for its legal fees upon the conclusion of the case. PFS has since amended its complaint, and Americold has filed a motion to dismiss that amended complaint.

On June 25, 2020, Fenway Polar Representative (“Fenway”), an entity alleging to represent the interests of the former shareholders of PFS, filed a lawsuit in the Supreme Court of the State of New York, New York County alleging based on similar factual allegations made in the PFS Action it is seeking damages in excess of $400 million due to the Company’s alleged fraudulent and tortious interference in the sale of PFS (the “Fenway Action”).

The Company denies the allegations of the PFS Action and the Fenway Action and believes the plaintiffs’ claims are without merit and intends to vigorously defend itself against the allegations. Given the status of the proceedings to date, a liability cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of June 30, 2020 and December 31, 2019. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of June 30, 2020. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2020 and December 31, 2019.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

16. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(4,344)	$(7,503)	$(4,758)	$(8,027)
Gain arising during the period	405	518	811	1,034
Less: Tax expense	—	—	—	—
Net gain arising during the period	405	518	811	1,034
Amortization of prior service cost (1)	7	9	15	17
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net income	7	9	15	17
Other comprehensive income, net of tax	412	527	826	1,051
Balance at end of period, net of tax	(3,932)	(6,976)	(3,932)	(6,976)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(32,257)	(2,101)	(6,710)	(3,322)
Gain (loss) on foreign currency translation	10,337	(2,257)	(15,210)	(1,036)
Less: Tax expense	—	—	—	—
Net gain (loss) on foreign currency translation	10,337	(2,257)	(15,210)	(1,036)
Balance at end of period, net of tax	(21,920)	(4,358)	(21,920)	(4,358)
Designated derivatives:
Balance at beginning of period, net of tax	(6,697)	(3,880)	(2,658)	(1,166)
Unrealized loss on cash flow hedge derivatives	(16,826)	(1)	(9,630)	(3,985)
Unrealized gain on net investment hedge derivative	—	—	5,250	—
Less: Tax expense	—	—	—	—
Net loss on designated derivatives	(16,826)	(1)	(4,380)	(3,985)
Net amount reclassified from AOCI to net income (loss) (interest expense)	1,023	(2)	732	—
Net reclassified from AOCI to net income (loss) (foreign exchange (gain) loss)	12,309	(1,760)	(3,885)	(492)
Balance at end of period, net of tax	(10,191)	(5,643)	(10,191)	(5,643)

Accumulated other comprehensive loss	$(36,043)	$(16,977)	$(36,043)	$(16,977)
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

17. Segment Information
Our principal operations are organized into four reportable segments: Warehouse, Third-party managed, Transportation and Other.
•Warehouse. Our primary source of revenues consists of rent and storage and warehouse services fees. Our rent and storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, and (10) government-approved temperature-controlled storage and inspection services. We may charge our customers in advance for storage and outbound handling fees. Cost of operations for our warehouse segment consists of power, other facilities costs, labor and other services costs.
•Third-party managed. We receive management and incentive fees, as well as reimbursement of substantially all expenses, for warehouses and logistics services that we manage on behalf of third-party owners/customers. Cost of operations for our third-party managed segment are reimbursed on a pass-through basis (typically within two weeks), with all reimbursements, plus an applicable mark-up, recognized as revenues under the relevant accounting guidance.
•Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consist primarily of third-party carrier charges, which are impacted by factors affecting those carriers.
•Other. In addition to our primary business segments, we owned a limestone quarry in Carthage, Missouri. Revenues are generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consist primarily of labor, equipment, fuel and explosives. We do not view the operation of the quarry as an integral part of our business, and as a result this business segment was subsequently sold on July 1, 2020. The assets and liabilities related to this business segment were held for sale as of June 30, 2020, and primarily were reflected within "”Land” and “Machinery and equipment” on the Condensed Consolidated Balance Sheets. Refer to Note 20 for further information.
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
The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenues:
Warehouse	$372,411	$338,231	$753,479	$627,846
Third-party managed	72,954	61,515	137,875	125,651
Transportation	34,861	36,492	70,778	73,588
Other	2,296	2,222	4,459	4,454
Total revenues	482,522	438,460	966,591	831,539

Segment contribution:
Warehouse	120,132	113,817	246,905	204,636
Third-party managed	3,299	2,804	7,068	6,063
Transportation	4,772	4,206	9,577	8,562
Other	135	292	190	536
Total segment contribution	128,338	121,119	263,740	219,797

Reconciling items:
Depreciation, depletion and amortization	(52,399)	(40,437)	(104,003)	(70,533)
Selling, general and administrative expense	(32,340)	(32,669)	(69,233)	(63,786)
Acquisition, litigation and other	(2,801)	(17,964)	(4,489)	(26,457)
Impairment of long-lived assets	(3,667)	(930)	(3,667)	(13,485)
Gain (loss) from sale of real estate	19,414	(34)	21,875	(34)
Interest expense	(23,178)	(24,098)	(47,048)	(45,674)
Interest income	261	2,405	848	3,408
Bridge loan commitment fees	—	(2,665)	—	(2,665)
Loss on debt extinguishment and modifications	—	—	(781)	—
Foreign currency exchange gain (loss)	315	(83)	(177)	(23)
Other income (expense), net	44	(591)	915	(758)
(Loss) income from investments in partially owned entities	(129)	(68)	(156)	54
Income (loss) before income tax (expense) benefit	$33,858	$3,985	$57,824	$(156)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	June 30, 2020	December 31, 2019
	(In thousands)
Assets:
Warehouse	$3,992,807	$3,684,391
Managed	43,759	47,867
Transportation	43,165	50,666
Other	10,129	13,467
Total segments assets	4,089,860	3,796,391

Reconciling items:
Corporate assets	500,814	374,292
Investments in partially owned entities	22,102	—
Total reconciling items	522,916	374,292
Total assets	$4,612,776	$4,170,683

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
The shares issuable upon settlement of forward sale agreements are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreements over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreements, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding – basic	201,787	182,325	201,294	165,869
Dilutive effect of share-based awards	1,634	1,606	1,459	1,778
Equity forward contracts	1,877	2,186	1,834	1,658
Weighted average common shares outstanding – diluted	205,298	186,117	204,587	169,305
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(In thousands)
Employee stock options	—	—	—	—
Restricted stock units	165	—	—	—
OP units	—	—	—	—
Equity forward contracts	—	—	—	—
	165	—	—	—

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

19. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2020 and 2019 by segment and geographic region:

	Three Months Ended June 30, 2020
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$140,612	$9,153	$3,486	$1,433	$3,492	$158,176
Warehouse services	170,848	31,316	3,250	672	2,662	208,748
Third-party managed	64,149	4,198	—	—	4,607	72,954
Transportation	28,065	6,264	63	469	—	34,861
Other	2,296	—	—	—	—	2,296
Total revenues (1)	405,970	50,931	6,799	2,574	10,761	477,035
Lease revenue (2)	5,487	—	—	—	—	5,487
Total revenues from contracts with all customers	$411,457	$50,931	$6,799	$2,574	$10,761	$482,522

	Three Months Ended June 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$121,811	$9,236	$4,068	$1,156	$—	$136,271
Warehouse services	162,529	29,497	3,407	783	—	196,216
Third-party managed	53,518	3,348	—	—	4,649	61,515
Transportation	25,160	10,771	103	458	—	36,492
Other	2,207	—	—	—	—	2,207
Total revenues (1)	365,225	52,852	7,578	2,397	4,649	432,701
Lease revenue (2)	5,677	82	—	—	—	5,759
Total revenues from contracts with all customers	$370,902	$52,934	$7,578	$2,397	$4,649	$438,460

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Six Months Ended June 30, 2020
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$279,228	$18,343	$7,297	$2,465	$7,238	$314,571
Warehouse services	349,602	64,019	6,675	1,302	5,907	427,505
Third-party managed	120,453	8,393	—	—	9,029	137,875
Transportation	55,549	14,134	142	953	—	70,778
Other	4,448	—	—	—	—	4,448
Total revenues (1)	809,280	104,889	14,114	4,720	22,174	955,177
Lease revenue (2)	11,414	—	—	—	—	11,414
Total revenues from contracts with all customers	$820,694	$104,889	$14,114	$4,720	$22,174	$966,591

	Six Months Ended June 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$228,635	$18,604	$8,049	$2,292	$—	$257,580
Warehouse services	291,418	59,495	6,902	1,634	—	359,449
Third-party managed	110,532	6,208	—	—	8,893	125,633
Transportation	48,808	23,598	213	969	—	73,588
Other	4,433	—	—	—	—	4,433
Total revenues (1)	683,826	107,905	15,164	4,895	8,893	820,683
Lease revenue (2)	10,774	82	—	—	—	10,856
Total revenues from contracts with all customers	$694,600	$107,987	$15,164	$4,895	$8,893	$831,539
(1)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of Topic 842, Leases.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

As of June 30, 2020, the Company had $593.4 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 14% of these remaining performance obligations as revenue in 2020, an the remaining 86% to be recognized over a weighted average period of 15.2 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2020, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $198.4 million and $213.2 million as of June 30, 2020 and December 31, 2019, respectively, and $207.3 million and $192.1 million as of June 30, 2019 and December 31, 2018, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $15.3 million and $16.4 million as of June 30, 2020 and December 31, 2019, respectively, and $18.8 million and $18.6 million as of June 30, 2019 and December 31, 2018, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2020 and 2019 has been recognized as of June 30, 2020 and June 30, 2019, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

20. Subsequent Events
In connection with the preparation of its financial statements, the Company has evaluated events that occurred subsequent to June 30, 2020 through the date on which these financial statements were issued to determine whether any of these events required disclosure in the financial statements.
Quarry sale
On July 1, 2020, the Company completed the sale of the quarry business. An impairment charge of $3.7 million was recorded during the three months ended June 30, 2020 as the agreed upon sales price for the quarry assets was below their carrying value. The Company disposed of real property as well as personal property required to operate the business segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of June 30, 2020, we operated a global network of 183 temperature-controlled warehouses encompassing over one billion cubic feet, with 161 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and seven warehouses in Canada. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. In addition, we hold a minority interest in the Brazil JV, which owns or operates 20 temperature-controlled warehouses in Brazil. We also owned and operated a limestone quarry through a separate business segment, which was sold on July 1, 2020.
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
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other service costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Labor expense is also impacted as a result of discretionary bonuses. In response to the COVID-19 pandemic, we have incorporated certain inefficiencies such as staggered break schedules, social distancing, and other changes to process, all of which we expect to continue to incur going forward. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the type of freezing capabilities required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation (which include incremental supplies as a result of COVID-19), repairs and maintenance on real estate, rent under real property operating leases, where applicable, security, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), warehouse administration and other related services costs.
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
Other. In addition to our primary business segments, we owned and operated a limestone quarry in Carthage, Missouri. Revenues were generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consisted primarily of labor, equipment, fuel and explosives. We have referred to this segment as Quarry within our Management’s Discussion and Analysis. The sale of our quarry business segment was subsequently completed on July 1, 2020.
Other Consolidated Operating Expenses. We also incur depreciation, depletion and amortization expenses, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other expenses.
Our depreciation, depletion and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, and our computer hardware and software. Depletion relates to the reduction of mineral resources resulting from the operation of our limestone quarry. The quarry was sold as of July 1, 2020, and we no longer own the mineral resources that generate depletion expense. Amortization relates primarily to intangible assets for customer relationships.
Our corporate-level selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, business development, account management, project management, marketing, engineering, supply-chain solutions, human resources and information technology personnel, as well as expenses related to equity incentive plans, communications and data processing, travel, professional fees, bad debt, training, office equipment and supplies. Trends in corporate-level selling, general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets. To position ourselves to meet the challenges of the current business environment, we have implemented a shared services support structure to better manage costs and enhance the efficiency of our operations.

Our corporate-level acquisition, litigation and other expenses consist of costs that we view outside of selling, general and administrative expenses with a high level of variability from period-to-period, and include the following:
•Acquisition related costs include costs associated with transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as employee retention expense and work associated with information systems and other projects including spending to support future acquisitions, which primarily consist of professional services.
•Litigation costs incurred in order to defend the Company from litigation charges outside of the normal course of business and related settlement costs.
•Severance costs representing certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies, and reduction in workforce costs associated with exiting or selling non-strategic warehouses.
•Equity acceleration costs representing the unrecognized expense for share-based awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification.
•Non-offering related equity issuance expenses whether incurred through our initial public offering, follow-on offerings or secondary offerings.
•Terminated site operations costs represent expenses incurred to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our condensed consolidated statement of operations.

Key Factors Affecting Our Business and Financial Results
Acquisitions and Joint Ventures
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
On May 1, 2019, we completed the acquisition of Cloverleaf for a purchase price of approximately $1.24 billion (the “Cloverleaf Acquisition”), net of cash received, utilizing the $1.21 billion net proceeds from our April 2019 follow-on offering and cash drawn from our senior unsecured revolving credit facility. Cloverleaf was the fifth largest temperature-controlled warehousing provider in the United States, based in Sioux City, Iowa and consisted of 22 facilities in nine states. Cloverleaf also generates income through a small component of transportation operations. Since the date of acquisition, we have reported the results of 21 facilities within our warehouse segment, the results of one facility within our third-party managed segment and the results of Cloverleaf’s transportation operations within our transportation segment.
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
On November 19, 2019, we completed the acquisition of MHW for a purchase price of approximately $50.8 million, net of cash received, utilizing available cash on hand. MHW consisted of two temperature-controlled storage facilities, one located in Chambersburg, Pennsylvania and another in Perryville, Maryland. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On January 2, 2020, we completed the purchase of all outstanding shares of Nova Cold for cash consideration of CAD $337.4 million (USD $259.6 million), net of cash received. Nova Cold consisted of four temperature-controlled facilities in Toronto, Calgary and Halifax. The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
Also, on January 2, 2020, we completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.1 million, net of cash received, utilizing available cash on hand. Newport Cold consists of a single temperature-controlled warehouse located in St. Paul, Minnesota. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On March 6, 2020, we acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Real Dollars of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. We funded the purchase price using cash on hand. Our pro-rata share of the Brazil JV’s results are included within “(Loss) income from investments in partially owned entities”.
Refer to Note 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for further information.
COVID-19
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers and business partners. While we have not experienced significant disruptions on our operations from the COVID-19 pandemic thus far, we are unable to predict the future impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties arising from the pandemic. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others. Our business is deemed an “essential business” as defined by the Department of Homeland Security, which means that our employees are able to continue working in our facilities during “shelter-in-place” or “stay-at-home” orders. The outbreak of COVID-19 in the United States and other countries in which we operate, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has led many nations, states and local authorities to institute “shelter-in-place” or “stay-at-home” orders, mandate business and school closures and restrict travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Many states and cities have begun implementing “reopening” plans, however, these restrictions vary widely by jurisdiction and may continue to change as the COVID-19 pandemic progresses. The negative impacts of the COVID-19 pandemic are pervasive across a broad spectrum of industries, including industries in which we, our customers and business partners operate. Negative impacts from COVID-19 may negatively impact the business and operations of our customers and business partners (including our suppliers). Further, the impacts of a potentially worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer and business spending as well as other unanticipated consequences continue to remain unknown. The impacts of locations of outbreaks and actions mandated by governmental authorities or taken voluntarily by businesses and individuals to contain or mitigate the spread of COVID-19 and the timing of the repeal or loosening of such restrictions are also unknown. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Refer to Item 1A. Risk Factors on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for further considerations.
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

	Foreign exchange rates as of June 30, 2020	Average foreign exchange rates used to translate actual operating results for the three months ended June 30, 2020	Average foreign exchange rates used to translate actual operating results for the six months ended June 30, 2020	Foreign exchange rates as of June 30, 2019	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended June 30, 2020(1)	Prior period average foreign exchange rate used to adjust actual operating results for the six months ended June 30, 2020(1)
Australian dollar	0.689	0.668	0.656	0.701	0.699	0.707
New Zealand dollar	0.644	0.626	0.623	0.671	0.662	0.671
Argentinian peso	0.014	0.015	0.015	0.024	0.023	0.023
Canadian dollar	0.734	0.726	0.731	0.765	0.750	0.752
Brazilian real	0.182	0.186	N/A	N/A	N/A	N/A
(1)Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

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
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements, the exit of the China JV, and the sale of our quarry business. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer
For the three and six months ended June 30, 2020 and 2019, one customer accounted for more than 10% of our total revenues. For the three months ended June 30, 2020 and 2019, sales to this customer were $64.4 million and $49.8 million, respectively. For the six months ended June 30, 2020 and 2019, sales to this customer were $120.0 million and $103.6 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $59.8 million and $45.9 million represented reimbursements for certain expenses we incurred during the three months ended June 30, 2020 and 2019, respectively, and $110.8 million and

$95.9 million for the six months ended June 30, 2020 and 2019, respectively, were offset by matching expenses included in our third-party managed cost of operations.
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
Throughput at our Warehouses
The level and nature of throughput at our warehouses is an important factor impacting our warehouse services revenues in our warehouse segment. Throughput refers to the volume of pallets that enter and exit our warehouses. Higher levels of throughput drive warehouse services revenues in our warehouse segment as customers are typically billed on a basis that takes into account the level of throughput of the goods they store in our warehouses. The nature of throughput may be driven by the expected turn of the underlying product or commodity. Throughput pallets can be influenced both by the food manufacturers as well as shifts in demand preferences. Food manufacturers’ production levels, which respond to market conditions and consumer preferences, may impact inbound pallets. Similarly, a change in inventory turnover due to shift in customer demand may impact outbound pallets.
How We Assess the Performance of Our Business
Segment Contribution (Net Operating Income or “NOI”)
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
Acquired properties will be included in the “same store” population if owned by us as of January 1 of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended June 30, 2020 includes all properties that we owned at January 1, 2019, which had both been owned and had reached “normalized operations” by January 1, 2019.
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
The following table shows the number of same-store warehouses in our portfolio as of June 30, 2020. The number of warehouses owned or operated in as of June 30, 2020 and excluded as same-store warehouses for the period ended June 30, 2020 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	183
Same Store Warehouses (1)	135
Non-Same Store Warehouses (1)	37
Third-Party Managed Warehouses	11

(1) During the second quarter of 2020, we completed the sale of one facility in our same store segment. In addition, one development completed upon land that was acquired in connection with the PortFresh acquisition was added to the non-same store population as a result of obtaining the certificate of occupancy.
As of June 30, 2020, our portfolio consisted of 183 total warehouses, including 172 within the warehouse segment and 11 in the third-party managed segment. In addition, we hold a minority interest in the Brazil JV, which owns or operates 20 temperature-controlled warehouses in Brazil.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2020 and 2019
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$163,664	$166,593	$142,026	15.2%	17.3%
Warehouse services	208,747	212,379	196,205	6.4%	8.2%
Total warehouse segment revenues	372,411	378,972	338,231	10.1%	12.0%

Power	22,069	22,452	20,311	8.7%	10.5%
Other facilities costs (2)	34,645	35,354	27,627	25.4%	28.0%
Labor	165,458	168,365	148,413	11.5%	13.4%
Other services costs (3)	30,107	30,480	28,063	7.3%	8.6%
Total warehouse segment cost of operations	$252,279	$256,651	$224,414	12.4%	14.4%

Warehouse segment contribution (NOI)	$120,132	$122,321	$113,817	5.5%	7.5%
Warehouse rent and storage contribution (NOI) (4)	$106,950	$108,787	$94,088	13.7%	15.6%
Warehouse services contribution (NOI) (5)	$13,182	$13,534	$19,729	(33.2)%	(31.4)%

Total warehouse segment margin	32.3%	32.3%	33.7%	-139 bps	-137 bps
Rent and storage margin(6)	65.3%	65.3%	66.2%	-90 bps	-95 bps
Warehouse services margin(7)	6.3%	6.4%	10.1%	-374 bps	-368 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $3.0 million and $3.1 million, on an actual basis, for the second quarter of 2020 and 2019, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.4 million and $2.5 million, on an actual basis, for the second quarter of 2020 and 2019, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $372.4 million for the three months ended June 30, 2020, an increase of $34.2 million, or 10.1%, compared to $338.2 million for the three months ended June 30, 2019. On a constant currency basis, our warehouse segment revenues were $379.0 million for the three months ended June 30, 2020, an increase of $40.7 million, or 12.0%, from the three months ended June 30, 2019. Approximately $32.6 million of the increase, on an actual currency basis, was driven by acquisitions completed during 2019 and 2020. On February 1, 2019, we closed on the PortFresh acquisition and acquired one warehouse facility. We acquired 23 warehouse facilities as a result of the Cloverleaf and Lanier acquisitions on May 1, 2019, and therefore did not have ownership of these facilities during the entirety of the comparable prior period. In addition, we acquired seven warehouse facilities as a result of the MHW, Newport, and Nova Cold acquisitions subsequent to the second quarter of 2019. As a result, these seven facilities are reflected in the entirety of the current period but none of the comparable period. During the second quarter of 2020, revenue growth was also due to contractual rate escalations and growth in fixed commitment storage contracts. These factors were partially offset by the the second quarter slow down in activity following the unprecedented first quarter surge related to COVID-19. Higher than seasonal grocery demand within the retail sector due to the COVID-19 pandemic continued into the second quarter of 2020, though at a lower pace as compared to the surge experienced during the first quarter of 2020. This was offset by the decline in the holdings and throughput of protein commodities. The protein industry has been significantly impacted by COVID-19 outbreaks which has impacted our holdings and throughput. Additionally, during the second quarter of 2020, the consumption in food services began to increase as re-opening plans were implemented, but at a much lower level when compared to the prior year. Finally, growth in revenue was attributable to new business, contractual rate escalations, increased volume in our Australia and Argentina facilities driven by the impact of COVID-19 within those markets. The foreign currency translation of revenues earned by our foreign operations had a $6.6 million unfavorable impact during the three months ended June 30, 2020, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar, New Zealand dollar and Argentinian peso.
Warehouse segment cost of operations was $252.3 million for the three months ended June 30, 2020, an increase of $27.9 million, or 12.4%, compared to the three months ended June 30, 2019. On a constant currency basis, our warehouse segment cost of operations was $256.7 million for the three months ended June 30, 2020, an increase of $32.2 million, or 14.4%, from the three months ended June 30, 2019. Approximately $21.4 million of the increase, on an actual basis, was driven by the additional 31 facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. During the second quarter of 2020, we paid an appreciation bonus to front-line associates to recognize the dedication and efforts of our associates during the COVID-19 pandemic, which totaled $4.3 million. In addition, we continued to incur increases in our cost of operations in response to COVID-19. These incremental COVID-19 expenses include higher sanitation costs of $1.3 million and higher personal protective equipment (“PPE”) costs of $0.4 million. We have experienced certain inefficiencies due to social distancing, staggered schedules, and other changes to processes. These costs were partially offset by active portfolio management having exited two leased facilities during the later half of 2019. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a $4.4 million favorable impact during the three months ended June 30, 2020.
For the three months ended June 30, 2020, warehouse segment contribution (NOI), increased $6.3 million, or 5.5%, to $120.1 million for the second quarter of 2020 compared to $113.8 million for the second quarter of 2019. The foreign currency translation of our results of operations had a $2.2 million unfavorable impact to the warehouse segment contribution period-over-period due to the strengthening of the U.S. dollar. On a constant currency basis, warehouse segment NOI increased 7.5%. Approximately $11.3 million of the increase, on an actual basis, was driven by the addition of 31 facilities in the warehouse segment as a result of the aforementioned acquisitions. This increase was offset by the COVID-19 cost of response efforts to maintain the health and safety of our employees and higher costs related to the front-line appreciation bonus.
Same Store and Non-Same Store Analysis
We had 135 same stores for the three months ended June 30, 2020. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to Cloverleaf, Lanier, MHW, Newport, Nova Cold and PortFresh are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of same store sites	135		135	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$125,515	$127,046	$119,826	4.7%	6.0%
Warehouse services	160,521	163,126	161,848	(0.8)%	0.8%
Total same store revenues	286,036	290,172	281,674	1.5%	3.0%
Same store cost of operations:
Power	15,884	16,080	16,694	(4.9)%	(3.7)%
Other facilities costs	26,974	27,317	23,117	16.7%	18.2%
Labor	128,383	130,535	125,686	2.1%	3.9%
Other services costs	21,339	21,593	22,217	(4.0)%	(2.8)%
Total same store cost of operations	$192,580	$195,525	$187,714	2.6%	4.2%

Same store contribution (NOI)	$93,456	$94,647	$93,960	(0.5)%	0.7%
Same store rent and storage contribution (NOI)(2)	$82,657	$83,649	$80,015	3.3%	4.5%
Same store services contribution (NOI)(3)	$10,799	$10,998	$13,945	(22.6)%	(21.1)%

Total same store margin	32.7%	32.6%	33.4%	-68 bps	-74 bps
Same store rent and storage margin(4)	65.9%	65.8%	66.8%	-92 bps	-93 bps
Same store services margin(5)	6.7%	6.7%	8.6%	-189 bps	-187 bps

	Three Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of non-same store sites	37		31	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$38,149	$39,547	$22,200	71.8%	78.1%
Warehouse services	48,226	49,253	34,357	40.4%	43.4%
Total non-same store revenues	86,375	88,800	56,557	52.7%	57.0%
Non-same store cost of operations:
Power	6,185	6,372	3,617	71.0%	76.2%
Other facilities costs	7,671	8,037	4,510	70.1%	78.2%
Labor	37,075	37,830	22,727	63.1%	66.5%
Other services costs	8,768	8,887	5,846	50.0%	52.0%
Total non-same store cost of operations	$59,699	$61,126	$36,700	62.7%	66.6%

Non-same store contribution (NOI)	$26,676	$27,674	$19,857	34.3%	39.4%
Non-same store rent and storage contribution (NOI)(2)	$24,293	$25,138	$14,073	72.6%	78.6%
Non-same store services contribution (NOI)(3)	$2,383	$2,536	$5,784	(58.8)%	(56.2)%

Total non-same store margin	30.9%	31.2%	35.1%	-423 bps	-395 bps
Non-same store rent and storage margin(4)	63.7%	63.6%	63.4%	29 bps	17 bps
Non-same store services margin(5)	4.9%	5.1%	16.8%	-1189 bps	-1169 bps

	Three Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Total warehouse segment revenues	$372,411	$378,972	$338,231	10.1%	12.0%
Total warehouse cost of operations	$252,279	$256,651	$224,414	12.4%	14.4%
Total warehouse segment contribution	$120,132	$122,321	$113,817	5.5%	7.5%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Calculated as rent and storage revenues less power and other facilities costs.
(3)Calculated as warehouse services revenues less labor and other services costs.
(4)Calculated as rent and storage contribution (NOI) divided by rent and storage revenues.
(5)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
Units in thousands except per pallet and site number data - unaudited	2020	2019
Number of same store sites	135	135	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,387	2,301	3.7%
Economic occupancy percentage	78.9%	76.2%	270 bps
Same store rent and storage revenues per economic occupied pallet	$52.58	$52.07	1.0%
Constant currency same store rent and storage revenues per economic occupied pallet	$53.22	$52.07	2.2%

Physical occupancy(2)
Average physical occupied pallets	2,142	2,178	(1.6)%
Average physical pallet positions	3,027	3,021	0.2%
Physical occupancy percentage	70.8%	72.1%	-132 bps
Same store rent and storage revenues per physical occupied pallet	$58.59	$55.02	6.5%
Constant currency same store rent and storage revenues per physical occupied pallet	$59.31	$55.02	7.8%

Same store warehouse services:
Throughput pallets (in thousands)	6,149	6,346	(3.1)%
Same store warehouse services revenues per throughput pallet	$26.10	$25.50	2.4%
Constant currency same store warehouse services revenues per throughput pallet	$26.53	$25.50	4.0%

Number of non-same store sites	37	31	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	778	469	65.9%
Economic occupancy percentage	76.1%	79.7%	-364 bps

Physical occupancy(2)
Average physical occupied pallets	749	458	63.5%
Average physical pallet positions	1,022	588	73.8%
Physical occupancy percentage	73.3%	77.9%	-460 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	1,567	1,019	53.7%
(1)We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.
(2)We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the applicable period. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

Economic occupancy at our same stores was 78.9% for the three months ended June 30, 2020, an increase of 270 basis points compared to 76.2% for the three months ended June 30, 2019. This change was primarily the result of an increase in fixed storage contracts. Our second quarter 2020 economic occupancy at our same stores was 810 basis points higher than our corresponding average physical occupancy of 70.8%. The decrease of 132 basis points in average physical occupancy compared to 72.1% for the three months ended June 30, 2019 was partially driven by lower protein occupancy due to COVID-19 impacting manufacturers throughput to the supply chain due to social distancing efforts and intermittent facility closures.
Same store rent and storage revenues per economic occupied pallet increased 1.0% period-over-period, primarily driven by a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation, which was largely driven by the strengthening of the U.S. dollar. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 2.2% period-over-period.
Throughput pallets at our same stores were 6.1 million pallets for the three months ended June 30, 2020, a decrease of 3.1% from the three months ended June 30, 2019. This decrease was primarily attributable to decreased throughput from protein commodity customers and food service providers, partially offset by increased demand from our grocery retail sector due to COVID-19. Same store warehouse services revenues per throughput pallet increased 2.4% period-over-period, as a result of a more favorable customer mix and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging and contractual rate escalations, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 4.0% from the three months ended June 30, 2019.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of managed sites	11		12	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$72,954	$73,416	$61,515	18.6%	19.3%
Third-party managed cost of operations	69,655	69,992	58,711	18.6%	19.2%
Third-party managed segment contribution	$3,299	$3,424	$2,804	17.7%	22.1%

Third-party managed margin	4.5%	4.7%	4.6%	-4 bps	11 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $73.0 million for the three months ended June 30, 2020, an increase of $11.4 million, or 18.6%, compared to $61.5 million for the three months ended June 30, 2019. On a constant currency basis, third-party managed revenues were $73.4 million for the three months ended June 30, 2020, an increase of $11.9 million, or 19.3%, from the three months ended June 30, 2019. This increase was a result of the addition of one managed site in connection with the Cloverleaf Acquisition and higher business volume in our domestic and foreign managed operations due to the consumer demand shift to retail. This increase was partially offset by the unfavorable impact of foreign currency translation related to our Canadian and Australian managed revenues, and the impact from the exit of a domestic managed site during the third quarter of 2019.
Third-party managed cost of operations was $69.7 million for the three months ended June 30, 2020, an increase of $10.9 million, or 18.6%, compared to $58.7 million for the three months ended June 30, 2019. On a constant currency basis, third-party managed cost of operations was $70.0 million for the three months ended June 30, 2020, an increase of $11.3 million, or 19.2%, from the three months ended June 30, 2019. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $3.3 million for the three months ended June 30, 2020, an increase of $0.5 million, or 17.7%, compared to $2.8 million for the three months ended June 30, 2019. On a constant currency basis, third-party managed segment contribution (NOI) was $3.4 million for the three months ended June 30, 2020, an increase of $0.6 million, or 22.1%.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$34,861	$35,568	$36,492	(4.5)%	(2.5)%

Brokered transportation	25,362	25,986	25,842	(1.9)%	0.6%
Other cost of operations	4,727	4,769	6,444	(26.6)%	(26.0)%
Total transportation cost of operations	30,089	30,755	32,286	(6.8)%	(4.7)%
Transportation segment contribution (NOI)	$4,772	$4,813	$4,206	13.5%	14.4%

Transportation margin	13.7%	13.5%	11.5%	216 bps	201 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business, including multi-vendor consolidation offerings. Transportation revenues were $34.9 million for the three months ended June 30, 2020, a decrease of $1.6 million, or 4.5%, compared to $36.5 million for the three months ended June 30, 2019. The decrease was primarily driven by the exit of certain low-margin international and domestic transportation business, paired with lower volumes domestically within the food service sector due to COVID-19 impacts and the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. These unfavorable impacts were partially offset by an increase in volume from new, higher-margin business domestically. On a constant currency basis, transportation revenues were $35.6 million for the three months ended June 30, 2020, a decrease of $0.9 million, or 2.5%, from the three months ended June 30, 2019.
Transportation cost of operations was $30.1 million for the three months ended June 30, 2020, a decrease of $2.2 million, or 6.8%, compared to $32.3 million for the three months ended June 30, 2019. On a constant currency basis, transportation cost of operations was $30.8 million for the three months ended June 30, 2020, a decrease of $1.5 million, or 4.7%, from the three months ended June 30, 2019. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment.

Transportation segment contribution (NOI) was $4.8 million for the three months ended June 30, 2020, an increase of 13.5% compared to the three months ended June 30, 2019. Transportation segment margin increased 216 basis points from the three months ended June 30, 2019, to 13.7% from 11.5%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. On a constant currency basis, transportation segment contribution was $4.8 million for the three months ended June 30, 2020, an increase of 14.4% compared to the three months ended June 30, 2019.
Quarry Segment
The following table presents the operating results of our quarry segment for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change
	2020	2019	%
	(Dollars in thousands)
Quarry revenues	$2,296	$2,222	3.3%
Quarry cost of operations	2,161	1,930	12.0%
Quarry segment contribution (NOI)	$135	$292	(53.8)%

Quarry margin	5.9%	13.1%	(55.3)%
Quarry revenues were $2.3 million for the three months ended June 30, 2020, consistent with the comparable prior period.
Quarry cost of operations was $2.2 million for the three months ended June 30, 2020, an increase of $0.2 million, or 12.0%, compared to $1.9 million for the three months ended June 30, 2019. The slight increase was due to increased routine maintenance and equipment rental.
Quarry segment contribution (NOI) was $0.1 million for the three months ended June 30, 2020, a decrease of $0.2 million from the three months ended June 30, 2019, due to the reasons listed above.
The Quarry segment was sold on July 1, 2020, resulting in an impairment charge of $3.7 million during the three months ended June 30, 2020 as the fair market value was lower than the carrying value of the segment assets.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $52.4 million for the three months ended June 30, 2020, an increase of $12.0 million, or 29.6%, compared to $40.4 million for the three months ended June 30, 2019. This increase was primarily due to the acquisitions in 2019 and 2020, as well as the Savannah development that was placed into service during the second quarter of 2020.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $32.3 million for the three months ended June 30, 2020, a decrease of $0.4 million, or 1.0%, compared to $32.7 million for the three months ended June 30, 2019. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The decrease was driven by lower travel costs due to the ongoing COVID-19 pandemic and related travel restrictions paired with net synergies realized from recently completed acquisitions, partially offset by higher share-based compensation expense and higher payroll and benefits related to additional investments to support our expanded development pipeline and higher executive management headcount.

Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $2.8 million for the three months ended June 30, 2020, a decrease of $15.2 million compared to the three months ended June 30, 2019. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the three months ended June 30, 2020, we incurred $2.7 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with potential acquisitions. During the three months ended June 30, 2019, we incurred $15.0 million of acquisition related expenses primarily composed of a $10.0 million investment advisory fee, and also includes employee retention, professional fees and integration related costs in connection with the Cloverleaf and Lanier acquisitions. Additionally, we incurred $2.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and realignment of our international operations. Litigation related professional fees totaled $0.5 million for the second quarter of 2019.
Impairment of long-lived assets. For the three months ended June 30, 2020, we recorded an impairment charge of $3.7 million related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020. For the three months ended June 30, 2019, we recorded an impairment charge of $0.9 million related to certain international transportation software assets in our transportation segment which were idled.
Gain from sale of real estate. For the three months ended June 30, 2020, we recorded a $19.4 million gain from the sale of owned property. On June 19, 2020, we completed the sale of a facility in our Warehouse segment, and began to transition the business to other nearby facilities, resulting in the aforementioned gain from sale of real estate.
Other Expense and Income
The following table presents other items of income and expense for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Change
	2020	2019	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(23,178)	$(24,098)	(3.8)%
Interest income	$261	$2,405	(89.1)%
Bridge loan commitment fees	$—	$(2,665)	100.0%
Foreign currency exchange gain (loss)	$315	$(83)	n/r
Other income (expense) - net	$44	$(591)	n/r
Loss from investments in partially owned entities	$(129)	$(68)	89.7%
n/r: not relevant

Interest expense. Interest expense was $23.2 million for the three months ended June 30, 2020, a decrease of $0.9 million, or 3.8%, compared to $24.1 million for the three months ended June 30, 2019. The decrease was primarily due to the decrease in interest expense on the unhedged portion of our Senior Unsecured Term Loan A Facility due to the decrease in the LIBOR rate. The effective interest rate of our outstanding debt has decreased from 4.89% in the second quarter of 2019 to 4.15% in the second quarter of 2020. This decrease is partially offset by the increase in interest expense incurred in connection with the increase in the senior unsecured term loan A which was expanded in March 2020 to fund the Nova Cold acquisition and the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions.
Interest income. Interest income of $0.3 million for the three months ended June 30, 2020 decreased by $2.1 million when compared to the $2.4 million reported for three months ended June 30, 2019. This change was primarily driven by a lower interest rate of 0.2% earned during the second quarter of 2020 as compared to 2.5% during the second quarter of 2019.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.7 million for the three months ended June 30, 2019. We obtained a bridge loan commitment to support the acquisition of Cloverleaf. The bridge loan facility ultimately did not need to be funded and accordingly we expensed the lender commitment and loan fee.
Foreign currency exchange gain (loss). We reported a $0.3 million foreign currency exchange gain for the three months ended June 30, 2020 as compared to a $0.1 million foreign currency exchange loss for the three months ended June 30, 2019. The periodic re-measurement of intercompany payables with quarterly settlement denominated in U.S. dollars resulted in a foreign currency exchange gain during the second quarter of 2020 as the U.S. dollar weakened against the Australian dollar during the three months ended June 30, 2020.
Loss from investments in partially owned entities. During the first quarter of 2020, we entered into the Brazil JV for which we recorded a nominal amount as our portion of loss generated by SuperFrio for the second quarter of 2020. During the second quarter of 2019, we recorded a nominal amount as our portion of loss generated from the China JV of $0.1 million, which we later exited during the third quarter of 2019.
Income Tax (Expense) Benefit
Income tax expense for the three months ended June 30, 2020 was $1.2 million, an increase of $2.1 million from an income tax benefit of $0.9 million for the three months ended June 30, 2019. This is primarily due to an increase in earnings generated by our domestic and foreign operations as compared to the three months ended June 30, 2019.

Comparison of Results for the Six Months Ended June 30, 2020 and 2019
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$325,973	$331,853	$268,406	21.4%	23.6%
Warehouse services	427,506	435,733	359,440	18.9%	21.2%
Total warehouse segment revenues	753,479	767,586	627,846	20.0%	22.3%

Power	41,773	42,613	35,382	18.1%	20.4%
Other facilities costs (2)	66,747	68,156	54,016	23.6%	26.2%
Labor	335,596	342,143	281,332	19.3%	21.6%
Other services costs (3)	62,458	63,311	52,480	19.0%	20.6%
Total warehouse segment cost of operations	$506,574	$516,223	$423,210	19.7%	22.0%

Warehouse segment contribution (NOI)	$246,905	$251,363	$204,636	20.7%	22.8%
Warehouse rent and storage contribution (NOI) (4)	$217,453	$221,084	$179,008	21.5%	23.5%
Warehouse services contribution (NOI) (5)	$29,452	$30,279	$25,628	14.9%	18.1%

Total warehouse segment margin	32.8%	32.7%	32.6%	18 bps	15 bps
Rent and storage margin(6)	66.7%	66.6%	66.7%	2 bps	-7 bps
Warehouse services margin(7)	6.9%	6.9%	7.1%	-24 bps	-18 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $5.8 million and $6.3 million, on an actual basis, for the six months ended June 30, 2020 and 2019, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $5.3 million and $6.0 million, on an actual basis, for the six months ended June 30, 2020 and 2019, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $753.5 million for the six months ended June 30, 2020, an increase of $125.6 million, or 20.0%, compared to $627.8 million for the six months ended June 30, 2019. On a constant currency basis, our warehouse segment revenues were $767.6 million for the six months ended June 30, 2020, an increase of $139.7 million, or 22.3%, from the six months ended June 30, 2019. Approximately $110.0 million of the increase, on an actual currency basis, was driven by acquisitions completed during 2019 and 2020. We acquired 23 warehouse facilities as a result of the Cloverleaf and Lanier acquisitions on May 1, 2019 and one facility as a result of the PortFresh acquisition on February 1, 2019, and therefore did not have ownership of these facilities during the entirety of the comparable prior period. In addition, we acquired seven warehouse facilities as a result of the MHW, Newport, and Nova Cold acquisitions subsequent to the second quarter of 2019. As a result, these seven facilities are reflected in the entirety of the current period but none of the comparable period. In addition, late in the first quarter of 2020 through the end of the second quarter, revenue growth was fueled by higher than seasonal grocery demand within the retail sector due to the COVID-19 pandemic. Increased purchases in the retail sector due to higher consumer grocery demand generated higher throughput pallets. Decreased consumption in the food services sector due to stay-at-home orders resulted in incremental storage revenue from product remaining in our warehouses. Later in the second quarter of 2020, the food service sector volumes began to increase as re-opening plans were implemented. The increase was also partially due to higher economic occupancy from higher commodity holdings and a slowdown in food service activity and exports. The foreign currency translation of revenues earned by our foreign operations had a $14.1 million unfavorable impact during the six months ended June 30, 2020, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar, New Zealand dollar and Argentinian peso.
Warehouse segment cost of operations was $506.6 million for the six months ended June 30, 2020, an increase of $83.4 million, or 19.7%, compared to the six months ended June 30, 2019. On a constant currency basis, our warehouse segment cost of operations was $516.2 million for the six months ended June 30, 2020, an increase of $93.0 million, or 22.0%, from the six months ended June 30, 2019. Approximately $69.5 million of the increase, on an actual basis, was driven by the additional facilities we acquired in connection with the aforementioned acquisitions. In addition, we began to incur increases in our cost of operations later in the first quarter in response to COVID-19, and these incremental costs continued into the second quarter. We undertook initiatives to ensure the health and safety of our employees, incurring higher costs for items such as labor, due to social distancing requirements, cleaning and sanitation supplies, and other PPE. During the second quarter of 2020, we also paid a front-line appreciation bonus to our associates in recognition of their dedication and efforts during the COVID-19 pandemic, which totaled $4.3 million. This is partially offset by cost control measures through our Americold Operating System. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a $9.6 million favorable impact during the six months ended June 30, 2020.
For the six months ended June 30, 2020, warehouse segment contribution (NOI), increased $42.3 million, or 20.7%, to $246.9 million for the six months ended June 30, 2020, compared to $204.6 million for the six months ended June 30, 2019. The foreign currency translation of our results of operations had a $4.5 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased 22.8%. Approximately $40.5 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions. The remainder of the increase was driven by improvements in our core business, same store economic occupancy growth, and disciplined cost controls through the Americold Operating System of our power and facility related costs, which allowed us to generate higher contribution margins. The increases were partially offset by the currency translation impact of the strengthening of the U.S. dollar, the appreciation bonus paid to front-line associates to recognize the efforts of our associates during the COVID-19 pandemic and the initial increase in costs related to the COVID-19 response efforts to maintain the health and safety of our employees.
Same Store and Non-Same Store Analysis
We had 135 same stores for the six months ended June 30, 2020. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to Cloverleaf, Lanier, MHW, Newport, Nova Cold and PortFresh are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of same store sites	135		135	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$250,839	$253,938	$239,727	4.6%	5.9%
Warehouse services	326,270	332,267	319,098	2.2%	4.1%
Total same store revenues	577,109	586,205	558,825	3.3%	4.9%
Same store cost of operations:
Power	29,909	30,364	31,105	(3.8)%	(2.4)%
Other facilities costs	51,906	52,649	47,429	9.4%	11.0%
Labor	261,185	266,188	252,781	3.3%	5.3%
Other services costs	43,599	44,172	45,320	(3.8)%	(2.5)%
Total same store cost of operations	$386,599	$393,373	$376,635	2.6%	4.4%

Same store contribution (NOI)	$190,510	$192,832	$182,190	4.6%	5.8%
Same store rent and storage contribution (NOI)(2)	$169,024	$170,925	$161,193	4.9%	6.0%
Same store services contribution (NOI)(3)	$21,486	$21,907	$20,997	2.3%	4.3%

Total same store margin	33.0%	32.9%	32.6%	41 bps	29 bps
Same store rent and storage margin(4)	67.4%	67.3%	67.2%	14 bps	7 bps
Same store services margin(5)	6.6%	6.6%	6.6%	1 bps	1 bps

	Six Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of non-same store sites	37		31	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$75,134	$77,915	$28,679	162.0%	171.7%
Warehouse services	101,236	103,466	40,342	150.9%	156.5%
Total non-same store revenues	176,370	181,381	69,021	155.5%	162.8%
Non-same store cost of operations:
Power	11,864	12,249	4,277	177.4%	186.4%
Other facilities costs	14,841	15,507	6,587	125.3%	135.4%
Labor	74,411	75,955	28,551	160.6%	166.0%
Other services costs	18,859	19,139	7,160	163.4%	167.3%
Total non-same store cost of operations	$119,975	$122,850	$46,575	157.6%	163.8%

Non-same store contribution (NOI)	$56,395	$58,531	$22,446	151.2%	160.8%
Non-same store rent and storage contribution (NOI)(2)	$48,429	$50,159	$17,815	171.8%	181.6%
Non-same store services contribution (NOI)(3)	$7,966	$8,372	$4,631	72.0%	80.8%

Total non-same store margin	32.0%	32.3%	32.5%	-55 bps	-25 bps
Non-same store rent and storage margin(4)	64.5%	64.4%	62.1%	234 bps	226 bps
Non-same store services margin(5)	7.9%	8.1%	11.5%	-361 bps	-339 bps

	Six Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Total warehouse segment revenues	$753,479	$767,586	$627,846	20.0%	22.3%
Total warehouse cost of operations	$506,574	$516,223	$423,210	19.7%	22.0%
Total warehouse segment contribution	$246,905	$251,363	$204,636	20.7%	22.8%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Calculated as rent and storage revenues less power and other facilities costs.
(3)Calculated as warehouse services revenues less labor and other services costs.
(4)Calculated as rent and storage contribution (NOI) divided by rent and storage revenues.
(5)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Six Months Ended June 30,
Units in thousands except per pallet and site number data - unaudited	2020	2019	Change
Number of same store sites	135	135	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,435	2,341	4.0%
Economic occupancy percentage	80.4%	77.3%	308 bps
Same store rent and storage revenues per economic occupied pallet	$103.02	$102.41	0.6%
Constant currency same store rent and storage revenues per economic occupied pallet	$104.29	$102.41	1.8%

Physical occupancy(2)
Average physical occupied pallets	2,220	2,217	0.1%
Average physical pallet positions	3,028	3,027	0.0%
Physical occupancy percentage	73.3%	73.2%	8 bps
Same store rent and storage revenues per physical occupied pallet	$113.00	$108.15	4.5%
Constant currency same store rent and storage revenues per physical occupied pallet	$114.40	$108.15	5.8%

Same store warehouse services:
Throughput pallets (in thousands)	12,605	12,632	(0.2)%
Same store warehouse services revenues per throughput pallet	$25.88	$25.26	2.5%
Constant currency same store warehouse services revenues per throughput pallet	$26.36	$25.26	4.4%

Number of non-same store sites	37	31	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	776	298	160.5%
Economic occupancy percentage	77.6%	80.8%	-321 bps

Physical occupancy(2)
Average physical occupied pallets	750	288	160.2%
Average physical pallet positions	1,000	369	171.3
Physical occupancy percentage	75.0%	78.2%	-320 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	3,311	1,255	163.8%
(1)We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.
(2)We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the applicable period. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.

Economic occupancy at our same stores was 80.4% for the six months ended June 30, 2020, an increase of 308 basis points compared to 77.3% for the six months ended June 30, 2019. This change was primarily the result of an increase in fixed storage contracts and higher average physical occupancy. Our economic occupancy at our same stores was 710 basis points higher than our corresponding average physical occupancy of 73.3%. The increase of 8 basis points in average physical occupancy compared to 73.2% for the six months ended June 30, 2019 was partially driven by higher protein occupancy and higher food service business occupancy due to “stay-at-home” orders as well as port congestion as a result of COVID-19, which generated lower throughput of inventory within our warehouses. This was partially offset by the decline in physical occupancy related to the retail products as a result of higher grocery demand related to COVID-19.
Same store rent and storage revenues per economic occupied pallet increased 0.6% period-over-period, primarily driven by a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation, which was largely driven by the strengthening of the U.S. dollar. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 1.8% period-over-period.
Throughput pallets at our same stores were 12.6 million pallets for the six months ended June 30, 2020, a slight decrease of 0.2% from the six months ended June 30, 2019. This decrease was the result of the COVID related impacts in various sectors and commodities, including the initial surge and ongoing elevated demand from our grocery retail sector, offset by the decrease in throughput in the food service sector and protein commodity. Same store warehouse services revenues per throughput pallet increased 2.5% period-over-period, primarily as a result of a more favorable customer mix, increase in higher priced value-added services such as case-picking, blast freezing and repackaging and contractual rate escalations, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 4.4% from the six months ended June 30, 2019.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of managed sites	11		12	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$137,875	$138,633	$125,651	9.7%	10.3%
Third-party managed cost of operations	130,807	131,516	119,588	9.4%	10.0%
Third-party managed segment contribution	$7,068	$7,117	$6,063	16.6%	17.4%

Third-party managed margin	5.1%	5.1%	4.8%	30 bps	31 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $137.9 million for the six months ended June 30, 2020, an increase of $12.2 million, or 9.7%, compared to $125.7 million for the six months ended June 30, 2019. On a constant currency basis, third-party managed revenues were $138.6 million for the six months ended June 30, 2020, an increase of $13.0 million, or 10.3%, from the six months ended June 30, 2019. This increase was a result of the addition of one managed site in connection with the Cloverleaf Acquisition and higher business volume in our domestic and foreign managed operations. This increase was partially offset by the unfavorable impact of foreign currency translation related to our Canadian and Australian managed revenues, and the impacts from the exit of two domestic managed sites during 2019.
Third-party managed cost of operations was $130.8 million for the six months ended June 30, 2020, an increase of $11.2 million, or 9.4%, compared to $119.6 million for the six months ended June 30, 2019. On a constant currency basis, third-party managed cost of operations was $131.5 million for the six months ended June 30, 2020, an increase of $11.9 million, or 10.0%, from the six months ended June 30, 2019. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $7.1 million for the six months ended June 30, 2020, an increase of $1.0 million, or 16.6%, compared to $6.1 million for the six months ended June 30, 2019. On a constant currency basis, third-party managed segment contribution (NOI) was $7.1 million for the six months ended June 30, 2020, an increase of $1.1 million, or 17.4%.
Transportation Segment
The following table presents the operating results of our transportation segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$70,778	$72,432	$73,588	(3.8)%	(1.6)%

Brokered transportation	51,450	52,828	53,189	(3.3)%	(0.7)%
Other cost of operations	9,751	9,848	11,837	(17.6)%	(16.8)%
Total transportation cost of operations	61,201	62,676	65,026	(5.9)%	(3.6)%
Transportation segment contribution (NOI)	$9,577	$9,756	$8,562	11.9%	13.9%

Transportation margin	13.5%	13.5%	11.6%	190 bps	183 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business, including multi-vendor consolidation offerings. Transportation revenues were $70.8 million for the six months ended June 30, 2020, a decrease of $2.8 million, or 3.8%, compared to $73.6 million for the six months ended June 30, 2019. The decrease was primarily driven by the exit of certain low-margin international and domestic transportation business, paired with the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Cloverleaf Acquisition, which contributed approximately $3.1 million during the six months ended June 30, 2020. On a constant currency basis, transportation revenues were $72.4 million for the six months ended June 30, 2020, a decrease of $1.2 million, or 1.6%, from the six months ended June 30, 2019.
Transportation cost of operations was $61.2 million for the six months ended June 30, 2020, a decrease of $3.8 million, or 5.9%, compared to $65.0 million for the six months ended June 30, 2019. On a constant currency basis, transportation cost of operations was $62.7 million for the six months ended June 30, 2020, a decrease of $2.4 million, or 3.6%, from the six months ended June 30, 2019. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $9.6 million for the six months ended June 30, 2020, an increase of 11.9% compared to the six months ended June 30, 2019. Transportation segment margin increased 190 basis points from the six months ended June 30, 2019, to 13.5% from 11.6%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. Additionally, the impact of operations from the Cloverleaf Acquisition was nominal for the six months ended 2020 and 2019. On a constant currency basis, transportation segment contribution was $9.8 million for the six months ended June 30, 2020, an increase of 13.9% compared to the six months ended June 30, 2019.
Quarry Segment
The following table presents the operating results of our quarry segment for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Change
	2020	2019	%
	(Dollars in thousands)
Quarry revenues	$4,459	$4,454	0.1%
Quarry cost of operations	4,269	3,918	9.0%
Quarry segment contribution (NOI)	$190	$536	(64.6)%

Quarry margin	4.3%	12.0%	(64.6)%
Quarry revenues were $4.5 million for the six months ended June 30, 2020 and 2019, while the quarry experienced lower revenue during the first quarter of 2020 due to COVID-19 construction delays, this was offset during the second quarter of 2020 as certain construction was resumed.
Quarry cost of operations was $4.3 million for the six months ended June 30, 2020, an increase of $0.4 million, or 9.0%, compared to $3.9 million for the six months ended June 30, 2019. The slight increase was due to increased routine maintenance and equipment rental.
Quarry segment contribution (NOI) was $0.2 million for the six months ended June 30, 2020, a decrease of $0.3 million from the six months ended June 30, 2019, due to the reasons listed above.
The Quarry segment was sold on July 1, 2020, resulting in an impairment charge of $3.7 million during the three months ended June 30, 2020.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $104.0 million for the six months ended June 30, 2020, an increase of $33.5 million, or 47.5%, compared to $70.5 million for the six months ended June 30, 2019. This increase was primarily due to the acquisitions in 2019 and 2020, as well as the Rochelle expansion facility which was placed into service during the second quarter of 2019.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $69.2 million for the six months ended June 30, 2020, an increase of $5.4 million, or 8.5%, compared to $63.8 million for the six months ended June 30, 2019. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was primarily driven by higher share-based compensation expense and higher payroll and benefits related to additional investments to support our expanded development pipeline, partially offset by lower travel costs due to the ongoing COVID-19 pandemic and related travel restrictions.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $4.5 million for the six months ended June 30, 2020, a decrease of $22.0 million compared to the six months ended June 30, 2019. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the six months ended June 30, 2020, we incurred $3.4 million of acquisition related expenses primarily composed of employee retention, professional fees and integration related costs in connection with completed and potential acquisitions. Additionally, we incurred $1.1 million of severance related to reduction in headcount as a result of the synergies from acquisitions and realignment of our international operations during the first half of 2020. During the six months ended June 30, 2019, we incurred $10 million in investment advisory fees related to the Cloverleaf and Lanier acquisitions. In addition, we incurred $4.3 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees, and $2.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and realignment of our international operations. We also incurred $1.3 million of costs in connection with the secondary offering of common shares on behalf of our significant shareholders in March 2019, for which we received no proceeds. Other professional fees incurred in connection with potential mergers, acquisitions and integration related costs totaled $6.5 million for the first half of 2019, and litigation related professional fees incurred were $1.4 million for the first half of 2019.
Impairment of long-lived assets. For the six months ended June 30, 2020, we recorded impairment charges of $3.7 million. During the second quarter of 2020, we recorded an impairment charge related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020. For the six months ended June 30, 2019, we recorded impairment charges of $13.5 million. During the first quarter of 2019, management and our Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of 75% of the current warehouse, which was unused. The remainder of this site has continued operating as normal during the construction period. As a result of this initiative, we recorded an impairment charge of $9.6 million. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. Each of these impaired assets previously mentioned related to the Warehouse segment.
Gain from sale of real estate. For the six months ended June 30, 2020, we recorded a $21.9 million gain from the sale of real estate. On January 31, 2020, we received official notice from a customer to exercise its contractual call option to purchase land from us in Sydney, Australia, which we previously purchased for future development. We received proceeds upon exercise of the call option during the first quarter of 2020, resulting in a $2.5 million gain on sale. Additionally, on June 19, 2020, we completed the sale of a facility in our Warehouse segment, and began to transition the business to other nearby facilities, resulting in a $19.4 million gain from sale of real estate.

Other Expense and Income
The following table presents other items of income and expense for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,		Change
	2020	2019	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(47,048)	$(45,674)	3.0%
Interest income	$848	$3,408	(75.1)%
Bridge loan commitment fees	$—	$(2,665)	100.0%
Loss on debt extinguishment and modification	$(781)	$—	n/r
Foreign currency exchange loss	$(177)	$(23)	n/r
Other income (expense) - net	$915	$(758)	n/r
(Loss) income from investments in partially owned entities	$(156)	$54	(388.9)%
n/r: not relevant

Interest expense. Interest expense was $47.0 million for the six months ended June 30, 2020, an increase of $1.4 million, or 3.0%, compared to $45.7 million for the six months ended June 30, 2019. The increase was primarily due to the interest expense incurred in connection with the increase in the senior unsecured term loan A which was expanded in March 2020 to fund the Nova Cold acquisition and the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. The effective interest rate of our outstanding debt has decreased from 5.00% for the six months ended June 30, 2019 to 4.22% for the six months ended June 30, 2020, however, outstanding principal has increased from $1.7 billion as of June 30, 2019 to $1.8 billion as of June 30, 2020.
Interest income. Interest income was $0.8 million for the six months ended June 30, 2020, a decrease of $2.6 million when compared to the $3.4 million reported for the six months ended June 30, 2019. This change was primarily driven by a lower interest rate of 0.82% earned during the six months ended June 30, 2020 as compared to 2.5% during the six months ended June 30, 2019.
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
Foreign currency exchange loss. We reported a $0.2 million foreign currency exchange loss for the six months ended June 30, 2020 as compared to a nominal foreign currency exchange loss for the six months ended June 30, 2019. The periodic re-measurement of intercompany payables with quarterly settlement denominated in U.S. dollars resulted in a foreign currency exchange loss during the six months ended June 30, 2020 as the U.S. dollar strengthened against the Australian dollar.
Other income (expense) - net. During the six months ended June 30, 2020, we reported other income of $0.9 million, compared to other expense of $0.8 million for the six months ended Jun 30, 2019. During the first half of 2020, other income was mainly due to a lease restoration payment received from a tenant in one of our facilities, and net gain from asset disposals. During the first half of 2019, other expense was mainly due to pension non-service costs. These costs have decreased during the first half of 2020 as compared to the prior year.

(Loss) income from investments in partially owned entities. During the first half of 2020, we entered into the Brazil JV for which we recorded $0.2 million as our portion of loss generated by SuperFrio. During the six months ended June 30, 2019, we recorded income of $0.1 million related to the China JV, which we later exited during the third quarter of 2019.
Income Tax Expense
Income tax expense for the six months ended June 30, 2020 was $1.7 million, an increase of $2.1 million when compared to the $0.4 million benefit reported for the six months ended June 30, 2019. Although income tax expense for the six months ended June 30, 2020 increased by $2.9 million due to an increase in earnings generated by our domestic and foreign operations, it was partially offset by a deferred tax benefit of approximately $1.0 million due to additional deferred tax liability for the Cloverleaf and Lanier acquisitions recorded during the quarter that became available to be used as a positive source of income for valuation allowance assessment purposes. In addition, a deferred tax expense of $0.2 million was also recorded for the tax effect related to the CARES Act due to an increase in the existing valuation allowance associated with an increase in the net operating losses for additional interest deductibility permitted under the Act.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures as supplemental performance measures of our business: FFO, Core FFO, Adjusted FFO, EBITDAre and Core EBITDA.

We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization, real estate asset impairment and our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate impairment, acquisition, litigation and other expenses, share-based compensation expense for the IPO retention grants, bridge loan commitment fees, loss on debt extinguishment and modification, and foreign currency exchange gain or loss. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil JV is a strategic partnership which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, pension withdrawal liability and above or below market leases, straight-line net rent, provision or benefit from deferred income taxes, share-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization, and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$32,662	$4,891	$56,173	$262
Adjustments:
Real estate related depreciation and depletion	35,558	28,518	71,000	51,183
Net (gain) loss on sale of real estate, net of withholding taxes	(19,414)	34	(21,510)	34
Net (gain) loss on asset disposals	(3)	—	(3)	138
Impairment charges on certain real estate assets	3,181	—	3,181	12,555
Real estate depreciation on partially owned entities	(34)	269	—	558
Our share of reconciling items related to partially owned entities	156	—	156	—
NAREIT Funds from operations	52,106	33,712	108,997	64,730
Adjustments:
Net (gain) loss on sale of non-real estate assets	(252)	167	(417)	49
Non-real estate asset impairment	486	930	486	930
Acquisition, litigation and other expense	2,801	17,964	4,489	26,457
Share-based compensation expense, IPO grants	203	556	576	1,163
Bridge loan commitment fees	—	2,665	—	2,665
Loss on debt extinguishment and modifications	—	—	781	—
Foreign currency exchange (gain) loss	(315)	83	177	23
Our share of reconciling items related to partially owned entities	79	—	79	—
Core FFO applicable to common shareholders	55,108	56,077	115,168	96,017
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,196	1,522	2,742	2,978
Amortization of below/above market leases	—	38	76	76
Straight-line net rent	(108)	(151)	(217)	(288)
Deferred income taxes benefit	(967)	(3,352)	(3,069)	(4,412)
Share-based compensation expense, excluding IPO grants	4,261	2,628	8,195	4,660
Non-real estate depreciation and amortization	16,841	11,919	33,003	19,350
Non-real estate depreciation and amortization on partially owned entities	(22)	107	—	209
Maintenance capital expenditures (a)	(15,284)	(10,734)	(27,722)	(16,221)
Our share of reconciling items related to partially owned entities	78	—	78	—
Adjusted FFO applicable to common shareholders	$61,103	$58,054	$128,254	$102,369
(a)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other expenses, bridge loan commitment fees, impairment of long-lived assets, loss on debt extinguishment and modification, share-based compensation expense, foreign currency exchange gain or loss, loss or gain on other asset disposals, loss or income on partially owned entities and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

•these measures do not reflect our historical or future cash requirements for maintenance capital expenditures or growth and expansion capital expenditures;
•these measures do not reflect changes in, or cash requirements for, our working capital needs;
•these measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;
•these measures do not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation, depletion and amortization are non-cash charges, the assets being depreciated, depleted and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

We use EBITDAre and Core EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDAre and Core EBITDA to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$32,662	$4,891	$56,173	$262
Adjustments:
Depreciation, depletion and amortization	52,399	40,437	104,003	70,533
Interest expense	23,178	24,098	47,048	45,674
Income tax expense (benefit)	1,196	(906)	1,287	(418)
Net (gain) loss on sale of real estate, net of withholding taxes	(19,414)	34	(21,510)	34
Adjustment to reflect share of EBITDAre of partially owned entities	237	592	297	1,207
NAREIT EBITDAre	$90,258	$69,146	$187,298	$117,292
Adjustments:
Acquisition, litigation, and other expense	2,801	17,964	4,489	26,457
Bridge loan commitment fees	—	2,665	—	2,665
Loss (income) from investments in partially owned entities	129	68	156	(54)
Impairment of long-lived assets	3,667	930	3,667	13,485
(Gain) loss on foreign currency exchange	(315)	83	177	23
Share-based compensation expense	4,464	3,185	8,771	5,824
Loss on debt extinguishment and modifications	—	—	781	—
Net (gain) loss on sale of non-real estate assets	(255)	168	(420)	188
Reduction in EBITDAre from partially owned entities	(237)	(592)	(297)	(1,207)
Core EBITDA	$100,512	$93,617	$204,622	$164,673

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•current cash balances;
•cash flows from operations;
•our 2018 forward sale agreement;
•our ATM Equity Program and related forward sale agreements; and
•other forms of debt financings and equity offerings.
We expect that our funding sources as noted above are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include:

•operating activities and overall working capital;
•capital expenditures;
•debt service obligations; and
•quarterly shareholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the three or six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.
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

On August 23, 2019, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through an ATM equity program (an “ATM Equity Program”). There were no common shares sold under the ATM Equity Program during the first quarter of 2020. On April 16, 2020, this ATM Equity Program was terminated and replaced with a new ATM Equity Program, pursuant to which we may sell up to an aggregate sales price of $500.0 million of our common shares. Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use any net proceeds from sales of our common shares pursuant to the new ATM Equity Program for working capital, capital expenditures and other general corporate purposes, which may include funding development, expansion and acquisitions opportunities and the repayment of outstanding indebtedness. During the quarter ended June 30, 2020, there were 3,094,431 common shares sold under the ATM Equity Program, resulting in gross proceeds of $110.4 million. In addition, during the second quarter of 2020, the Company entered into a forward sale agreement in connection with the ATM Equity Program to sell 472,551 common shares for gross proceeds of $17.2 million, which must be settled by July 1, 2021. After considering the common shares issued during the second quarter of 2020 and the shares subject to the forward sale agreement, the Company had approximately $372.4 million availability remaining for distribution under the ATM Equity Program as of June 30, 2020.
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
Our bad debt expense was $0.9 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we maintained bad debt allowances of approximately $10.5 million, which we believed to be adequate.

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
We declared the following dividends on its common shares during the six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

Six Months Ended June 30, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2100	43,271	—
		$85,839	$80,976
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $42.6 million declared, see description to the right regarding timing of payment.

Six Months Ended June 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March (b)			(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April			15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2000	38,764	—
		$68,999	$58,206
(a)Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.

Outstanding Indebtedness
The following table presents our outstanding indebtedness as of June 30, 2020 and December 31, 2019.

	Stated Maturity Date		Effective Interest Rate as of June 30, 2020(7)	Outstanding principal amount at
Indebtedness		Contractual Interest Rate		June 30, 2020	December 31, 2019
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$178,101	$181,443
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				280,101	283,443

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	200,000
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	400,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	350,000
Total Senior Unsecured Notes				950,000	950,000

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	2.65%	425,000	—
2020 Senior Unsecured Term Loan Tranche A-2(2)(6)	3/2025	C+0.95%	1.61%	183,600	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				608,600	—

2018 Senior Unsecured Term Loan A Facility(1)(4)	1/2023	L+1.00%	3.14%	—	475,000

Total principal amount of indebtedness				$1,838,701	$1,708,443
Less: unamortized deferred financing costs				(14,295)	(12,996)
Total indebtedness, net of unamortized deferred financing costs				$1,824,406	$1,695,447

2020 Senior Unsecured Revolving Credit Facility(3)(5)	3/2024	L+0.85%	0.23%	$—	N/A
2018 Senior Unsecured Revolving Credit Facility(1)(3)	01/2021	L+0.90%	0.36%	N/A	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of June 30, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4) During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of June 30, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2020.
(7) The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 4.15% and 4.57% as of June 30, 2020 and December 31, 2019, respectively.

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
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge for the Company’s investment in the recently completed Nova Cold acquisition. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of June 30, 2020, $7.8 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loan” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024, with the option to extend the maturity up to two times, each for a six-month period. In order to extend, the Company must not be in default, all representations and warranties must be in effect, obtain updated resolutions from loan parties, and an additional 6.25 bps extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of June 30, 2020, $6.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.
Our 2020 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:
•a maximum leverage ratio of less than or equal to 60% of our total asset value. Following a material acquisition, leverage ratio shall not exceed 65%;
•a maximum unencumbered leverage ratio of less than or equal to 60% to unencumbered asset value. Following a material acquisition, unencumbered leverage ratio shall not exceed 65%;
•a maximum secured leverage ratio of less than or equal to 40% to total asset value. Following a material acquisition, secured leverage ratio shall not exceed 45%;
•a minimum fixed charge coverage ratio of greater than or equal to 1.50x; and
•a minimum unsecured interest coverage ratio of greater than or equal to 1.75x.

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of June 30, 2020, the Company was in compliance with all debt covenants.

There were $22.8 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of June 30, 2020.
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
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and no longer in effect as of June 30, 2020.
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

The Senior Unsecured Notes require compliance with leverage ratios, secured and unsecured indebtedness ratios, and unsecured indebtedness to qualified assets ratios. In addition, we are required to maintain at all times a credit rating for each series of notes from a nationally recognized statistical rating organization. The 2018 Senior Unsecured Notes agreement includes the following financial covenants:

•a maximum leverage ratio of less than or equal to 60% of our total asset value;
•a maximum unsecured indebtedness to qualified assets ratio of less than 0.60 to 1.00;
•a maximum total secured indebtedness ratio of less than 0.40 to 1.00;
•a minimum fixed charge coverage ratio of greater than or equal to 1.50 to 1.00; and
•a minimum unsecured debt service ratio of greater than or equal to 2.00 to 1.00.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.7 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of June 30, 2020, we were in compliance with all debt covenants.
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
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic and preventative approach to maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. The following table sets forth our maintenance capital expenditures for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$14,140	$7,817	$23,530	$12,302
Personal property	762	1,554	3,061	1,724
Information technology	382	1,363	1,132	2,195
Maintenance capital expenditures	$15,284	$10,734	$27,723	$16,221

Maintenance capital expenditures per cubic foot	$0.014	$0.010	$0.025	$0.015
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$7,148	$6,580	$13,945	$11,889
Personal property	7,214	8,125	15,398	16,021
Repair and maintenance expenses	$14,362	$14,705	$29,343	$27,910

Repair and maintenance expenses per cubic foot	$0.013	$0.014	$0.027	$0.026
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

Acquisitions
The acquisitions completed during the first quarter of 2020 relate to Newport and Nova Cold. The acquisition completed during the first half of 2019 relates to Cloverleaf, Lanier and PortFresh, and excludes amounts related to the assets under construction for expansion and development projects, further detailed below. The PortFresh acquisition cost included approximately $15.9 million allocated to land on which we are developing a new facility, and have classified within Expansion and development expenditures in order to reflect the total cost of the project. The Cloverleaf acquisition included approximately $16.0 million allocated to assets under construction which we have classified within Expansion and development expenditures in order to reflect the total cost of the projects discussed further below. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the first half of 2020 are primarily driven by $61.2 million related to our two fully-automated development sites for Ahold Delhaize, $18.5 million related to the ongoing Atlanta major markets strategy project, $14.8 million in construction costs related to our Savannah expansion site, which was completed during the second quarter of 2020 and $2.2 million related to the Auckland, New Zealand expansion project started during the second quarter of 2020. Subsequent to the acquisition of MHW, we exercised our call option to purchase land from the holder of the ground lease for $4.1 million. We also invested an additional $1.7 million for the Rochelle facility during the first half of 2020, which was previously opened during the second quarter of 2019.
As a result of the Cloverleaf Acquisition on May 1, 2019, we acquired expansion projects that have been in development. We incurred an additional $0.7 million during the first half of 2020 for the expansion project in Columbus, Ohio, which was completed during the first quarter of 2020. We invested an additional $1.6 million for the Chesapeake, VA expansion during the first half of 2020, which was substantially completed during the fourth quarter of 2019.
Expansion and development initiatives expenses for the first half of 2020 also reflect $2.6 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
During the first half of 2020, we incurred approximately $7.4 million for contemplated future expansion or development projects.
The following table sets forth our external growth, expansion and development and capital expenditures for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$85	$1,307,182	$315,668	$1,327,205
Expansion and development initiatives	85,193	82,175	114,779	108,490
Information technology	2,029	1,329	2,980	2,051
Growth and expansion capital expenditures	$87,307	$1,390,686	$433,427	$1,437,746

Historical Cash Flows

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$163,980	$79,835
Net cash used in investing activities	$(443,025)	$(1,454,794)
Net cash provided by financing activities	$374,312	$1,488,022
Operating Activities
For the six months ended June 30, 2020, our net cash provided by operating activities was $164.0 million, an increase of $84.1 million, compared to $79.8 million for the six months ended June 30, 2019. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during 2019 and 2020. In addition, a reduction in M&A costs from 2019 due to fewer material acquisitions occurring in 2020 contributed to the increase.
Investing Activities

Our net cash used in investing activities was $443.0 million for the six months ended June 30, 2020 compared to $1.5 billion for the six months ended June 30, 2019. Cash used in connection with business combinations during 2020 was $315.7 million and relate to the Newport and Nova Cold acquisitions. Additions to property, buildings and equipment were $173.2 million for the six months ended June 30, 2020 reflecting maintenance capital expenditures and investments in the Ahold, Savannah and Atlanta expansion and development projects. Additionally, we invested $26.2 million in the Brazil JV during the first quarter of 2020. These outflows were offset by $69.1 million in proceeds from the sale of land and property, buildings, and equipment for the six months ended June 30, 2020 related to the sale of land in Sydney and the sale of the Boston facility.
Net cash used in investing activities of $1.5 billion for the six months ended June 30, 2019 primarily related to cash used for the acquisitions of Cloverleaf and Lanier totaling $1.3 billion, cash used of $35.9 million for the acquisition of PortFresh, additions to property, buildings and equipment of $98.4 million, partially offset by the $2.0 million return of investment in a joint venture.
Financing Activities
Net cash provided by financing activities was $374.3 million for the six months ended June 30, 2020 compared to net cash provided by financing activities of $1.5 billion for the six months ended June 30, 2019. Cash provided by financing activities for the current period primarily consisted of $340.6 million net proceeds from equity offerings under the ATM Equity Program and the 2019 forward sale agreement which was settled in January 2020, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $186.8 million in proceeds from our revolving line of credit. These cash inflows were partially offset by $177.1 million of repayment on our revolving line of credit using the proceeds from our refinancing of our Senior Unsecured Term Loan, $81.0 million of quarterly dividend distributions paid, $53.3 million of repayments on term loan and mortgage notes and $8.3 million of payments related to debt issuance costs.
Net cash provided by financing activities was $1.5 billion for the six months ended June 30, 2019 and primarily consisted of $1.2 billion net proceeds from the April 2019 follow-on equity offering, the $350.0 million received in connection with the issuance of our Series C senior unsecured notes in May 2019, $100.0 million in proceeds from our revolving line of credit, and $9.6 million in proceeds from stock options exercised. These cash inflows were partially offset by $100.0 million of repayment on the revolving line of credit, $58.2 million of quarterly dividend distributions paid, $7.3 million of repayments on lease obligations, $7.1 million of repayments on mortgage notes and notes payable, $3.6 million paid for tax withholdings remitted to authorities related to stock options exercised, and $2.0 million of payments related to debt issuance costs.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of June 30, 2020, we had $425 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. $100 million of the USD-denominated debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. An additional $225 million of the USD-denominated debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 1.30%. The pay-fixed, receive-variable interest expense hedge on the $225 million of USD-denominated debt does not include a contingency if LIBOR drops below 0%. In this scenario, we would be required to remit the variable portion of interest expense below 0% in addition to the fixed portion.
After incorporating the effects of the interest rate swap, our outstanding variable rate debt is $100 million USD and CAD $250 million. At June 30, 2020, one-month LIBOR was at approximately 0.18% and one-month CDOR was at 0.52%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $2.8 million. A 100 basis point decrease in market interest rates would result in a $0.7 million increase in interest expense to service our variable-rate debt, assuming that a reduction of 100 bps would result in a negative LIBOR rate. The increase in interest expense despite a decrease in rates is a direct result of the $225 million swap that does not include a LIBOR floor.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2020 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or operating results

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	August 10, 2020	By:	/s/ Marc Smernoff
		Name:	Marc Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)