Form 10-Q
period 2020-09-30
AMERICOLD REALTY TRUST
filed 2020-11-06
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Stock, $0.01 par value per share	204,859,916

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
•our failure to complete the announced Agro Merchants acquisition;
•our failure to successfully integrate and operate acquired or developed properties or businesses;
•acquisition risks, including the failure to identify or complete attractive acquisitions or the failure of acquisitions to perform in accordance with projections and to realize anticipated cost savings and revenue improvements;
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
•labor and power costs;
•changes in applicable governmental regulations and tax legislation, including in the international markets;
•additional risks with respect to the addition of European operations and properties;
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
•the potential dilutive effect of our common share offerings; and
•risks related to any forward sale agreement, including the 2018 forward sale agreement, the 2020 ATM forward sale agreements and the 2020 forward sale agreements, or, collectively, our forward sale agreements, including substantial dilution to our earnings per share or substantial cash payment obligations.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” herein, in our Annual Report on Form 10-K for the year ended December 31, 2019, in our Quarterly Report for the quarter ended March 31, 2020, in our Form 8-K filed on April, 16, 2020, and in our Form 8-K filed on October 13, 2020 could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2020	December 31, 2019
Assets
Property, buildings and equipment:
Land	$533,822	$526,226
Buildings and improvements	2,954,633	2,696,732
Machinery and equipment	907,006	817,617
Assets under construction	182,297	108,639
	4,577,758	4,149,214
Accumulated depreciation and depletion	(1,339,562)	(1,216,553)
Property, buildings and equipment – net	3,238,196	2,932,661

Operating lease right-of-use assets	68,512	77,723
Accumulated depreciation – operating leases	(22,065)	(18,110)
Operating leases – net	46,447	59,613

Financing leases:
Buildings and improvements	13,627	11,227
Machinery and equipment	104,561	76,811
	118,188	88,038
Accumulated depreciation – financing leases	(36,212)	(29,697)
Financing leases – net	81,976	58,341

Cash and cash equivalents	173,913	234,303
Restricted cash	7,441	6,310
Accounts receivable – net of allowance of $12,452 and $6,927 at September 30, 2020 and December 31, 2019, respectively	217,486	214,842
Identifiable intangible assets – net	363,698	284,758
Goodwill	399,301	318,483
Investments in partially owned entities	21,536	—
Other assets	68,112	61,372
Total assets	$4,618,106	$4,170,683

Liabilities and shareholders’ equity
Liabilities:
Accounts payable and accrued expenses	$356,734	$350,963
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $13,607 and $12,996, in the aggregate, at September 30, 2020 and December 31, 2019, respectively	1,827,484	1,695,447
Sale-leaseback financing obligations	113,023	115,759
Financing lease obligations	79,973	58,170
Operating lease obligations	49,198	62,342
Unearned revenue	17,172	16,423
Pension and postretirement benefits	9,589	12,706
Deferred tax liability – net	47,481	17,119
Multi-employer pension plan withdrawal liability	8,580	8,736
Total liabilities	2,509,234	2,337,665
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 325,000,000 and 250,000,000 authorized shares; 203,679,575 and 191,799,909 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,037	1,918
Paid-in capital	2,936,762	2,582,087
Accumulated deficit and distributions in excess of net earnings	(797,935)	(736,861)
Accumulated other comprehensive loss	(31,992)	(14,126)
Total shareholders’ equity	2,108,872	1,833,018
Total liabilities and shareholders’ equity	$4,618,106	$4,170,683

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rent, storage and warehouse services	$388,024	$365,593	$1,141,503	$993,439
Third-party managed services	75,338	62,846	213,213	188,497
Transportation services	34,096	35,685	104,874	109,273
Other	—	2,058	4,459	6,512
Total revenues	497,458	466,182	1,464,049	1,297,721
Operating expenses:
Rent, storage and warehouse services cost of operations	260,268	252,185	766,842	675,395
Third-party managed services cost of operations	71,945	60,263	202,752	179,851
Transportation services cost of operations	29,909	31,045	91,110	96,071
Cost of operations related to other revenues	17	1,983	4,286	5,901
Depreciation, depletion and amortization	53,569	45,065	157,572	115,598
Selling, general and administrative	35,969	32,476	105,202	96,262
Acquisition, litigation and other	5,282	3,780	9,771	30,237
Impairment of long-lived assets	2,615	—	6,282	13,485
Loss (gain) from sale of real estate	427	—	(21,448)	34
Total operating expenses	460,001	426,797	1,322,369	1,212,834

Operating income	37,457	39,385	141,680	84,887

Other income (expense):
Interest expense	(23,066)	(24,907)	(70,114)	(70,581)
Interest income	179	1,798	1,027	5,206
Bridge loan commitment fees	—	—	—	(2,665)
Loss on debt extinguishment and modifications	—	—	(781)	—
Foreign currency exchange loss, net	(196)	(43)	(373)	(66)
Other expense, net	(1,083)	(249)	(168)	(1,007)
Gain from sale of partially owned entities	—	4,297	—	4,297
Loss from investments in partially owned entities	(98)	(165)	(254)	(111)
Income before income tax (expense) benefit	13,193	20,116	71,017	19,960
Income tax (expense) benefit:
Current	(2,103)	(834)	(6,823)	(4,828)
Deferred	1,284	7,809	4,353	12,221
Total income tax (expense) benefit	(819)	6,975	(2,470)	7,393

Net income	$12,374	$27,091	$68,547	$27,353

Weighted average common shares outstanding – basic	204,289	192,325	202,380	175,010
Weighted average common shares outstanding – diluted	208,500	197,363	206,051	178,970

Net income per common share of beneficial interest - basic	$0.06	$0.14	$0.33	$0.15
Net income per common share of beneficial interest - diluted	$0.06	$0.14	$0.33	$0.15
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$12,374	$27,091	$68,547	$27,353
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	414	525	1,240	1,576
Change in unrealized net gain (loss) on foreign currency	4,641	(7,694)	(10,569)	(8,730)
Unrealized (loss) gain on designated derivatives	(1,004)	363	(8,537)	(4,114)
Other comprehensive income (loss)	4,051	(6,806)	(17,866)	(11,268)

Total comprehensive income	$16,425	$20,285	$50,681	$16,085

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss

	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
Net income	—	—	—	23,511	—	23,511
Other comprehensive loss	—	—	—	—	(29,172)	(29,172)
Distributions on common shares of beneficial interest	—	—	—	(42,568)	—	(42,568)
Share-based compensation expense	—	—	4,298	—	—	4,298
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	216,056	2	(1,508)	—	—	(1,506)
Issuance of common shares	8,250,000	83	233,512	—	—	233,595
Cumulative effect of accounting change(1)	—	—	—	(500)	—	(500)
Balance - March 31, 2020	200,265,965	$2,003	$2,818,389	$(756,418)	$(43,298)	$2,020,676
Net income	—	—	—	32,662	—	32,662
Other comprehensive income	—	—	—	—	7,255	7,255
Distributions on common shares of beneficial interest	—	—	—	(43,271)	—	(43,271)
Share-based compensation expense	—	—	4,449	—	—	4,449
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	255,311	2	2,200	—	—	2,202
Issuance of common shares	3,094,431	31	107,002	—	—	107,033
Balance - June 30, 2020	203,615,707	$2,036	$2,932,040	$(767,027)	$(36,043)	$2,131,006
Net income	—	—	—	12,374	—	12,374
Other comprehensive income	—	—	—	—	4,051	4,051
Distributions on common shares of beneficial interest	—	—	—	(43,282)	—	(43,282)
Share-based compensation expense	—	—	4,555	—	—	4,555
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	63,868	1	167	—	—	168
Balance - September 30, 2020	203,679,575	$2,037	$2,936,762	$(797,935)	$(31,992)	$2,108,872
(1) Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion of the adoption of ASC 326.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In thousands, except shares)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net loss	—	—	—	(4,629)	—	(4,629)
Other comprehensive loss	—	—	—	—	(969)	(969)
Distributions on common shares of beneficial interest	—	—	—	(30,235)	—	(30,235)
Share-based compensation expense	—	—	2,625	—	—	2,625
Share-based compensation expense (modification of Restricted Stock Units)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	897,849	9	3,965	—	—	3,974
Other	—	—	—	(88)	—	(88)
Balance - March 31, 2019	149,132,808	$1,491	$1,365,767	$(673,297)	$(13,484)	$680,477
Net income	—	—	—	4,891	—	4,891
Other comprehensive loss	—	—	—	—	(3,493)	(3,493)
Distributions on common shares of beneficial interest	—	—	—	(38,764)	—	(38,764)
Share-based compensation expense	—	—	3,171	—	—	3,171
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	439,152	4	2,323	—	—	2,327
Issuance of common shares	42,062,500	421	1,206,627	—	—	1,207,048
Balance - June 30, 2019	191,634,460	$1,916	$2,577,888	$(707,170)	$(16,977)	$1,855,657
Net income	—	—	—	27,091	—	27,091
Other comprehensive loss	—	—	—	—	(6,806)	(6,806)
Distributions on common shares of beneficial interest	—	—	—	(38,795)	—	(38,795)
Share-based compensation expense	—	—	3,359	—	—	3,359
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	116,286	2	(1,929)	—	—	(1,927)
Balance - September 30, 2019	191,750,746	$1,918	$2,579,318	$(718,874)	$(23,783)	$1,838,579

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions declared per common share of beneficial interest	$0.21	$0.20	$0.63	$0.60
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income	$68,547	$27,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	157,572	115,598
Amortization of deferred financing costs and pension withdrawal liability	3,945	4,504
Amortization of above/below market leases	115	114
Loss on debt extinguishment and modification	542	—
Foreign exchange loss	373	66
Loss from investments in partially owned entities	254	111
Gain from sale of partially owned entities	—	(4,297)
Share-based compensation expense (modification of restricted stock units)	—	3,044
Share-based compensation expense	13,340	9,195
Deferred income tax benefit	(4,353)	(12,221)
(Gain) loss from sale of real estate	(21,448)	34
Loss on other asset disposals	715	336
Impairment of long-lived assets	6,282	13,485
Provision for doubtful accounts receivable	5,523	1,483
Changes in operating assets and liabilities:
Accounts receivable	(1,196)	(493)
Accounts payable and accrued expenses	4,262	(22,060)
Other	(7,275)	15,669
Net cash provided by operating activities	227,198	151,921
Investing activities:
Return of investment in joint venture	—	2,000
Proceeds from sale of investments in partially owned entities	—	14,250
Investment in partially owned entities	(26,218)	—
Proceeds from sale of property, buildings and equipment	77,354	973
Proceeds from the settlement of net investment hedge	3,034	—
Business combinations, net of cash acquired	(398,737)	(1,319,929)
Acquisitions of property, buildings and equipment, net of cash acquired	(25,538)	(35,161)
Additions to property, buildings and equipment	(241,614)	(151,065)
Net cash used in investing activities	(611,719)	(1,488,932)
Financing activities:
Distributions paid on common shares	(124,025)	(96,811)
Proceeds from stock options exercised	6,748	10,204
Remittance of withholding taxes related to employee share-based transactions	(6,380)	(6,127)
Proceeds from revolving line of credit	186,753	100,000
Repayment on revolving line of credit	(177,075)	(100,000)
Repayment of sale-leaseback financing obligations	(2,736)	(2,292)
Repayment of financing lease obligations	(14,299)	(9,374)
Payment of debt issuance costs	(8,345)	(2,047)
Repayment of term loan, mortgage notes and notes payable	(55,028)	(8,735)
Proceeds from term loan	177,075	—
Proceeds from issuance of senior unsecured notes	—	350,000
Net proceeds from issuance of common shares	340,629	1,206,627
Net cash provided by financing activities	323,317	1,441,445
Net (decrease) increase in cash, cash equivalents and restricted cash	(61,204)	104,434
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,945	(1,543)
Cash, cash equivalents and restricted cash:
Beginning of period	240,613	214,097
End of period	$181,354	$316,988

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Nine Months Ended September 30,
Supplemental disclosures of cash flows information:	2020	2019
Addition of fixed assets under financing lease obligations	$41,184	$26,122
Addition of fixed assets under operating lease obligations	$11,887	$8,308
Interest paid – net of amounts capitalized	$79,156	$56,859
Income taxes paid – net of refunds	$556	$3,091
Addition of property, buildings and equipment on accrual	$38,079	$32,337

Reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the ending cash, cash equivalents and restricted cash balances above:	As of September 30,
	2020	2019
Cash and cash equivalents	$173,913	$310,116
Restricted cash	7,441	6,872
Total cash, cash equivalents and restricted cash	$181,354	$316,988

	As of September 30,
Allocation of purchase price of property, buildings and equipment to:	2020	2019
Land	$3,233	$20,715
Buildings and improvements	15,940	10,846
Machinery and equipment	6,022	3,410
Identifiable intangible assets	140	351
Other assets	303	601
Cash paid for acquisition of property, buildings and equipment	$25,638	$35,923

	As of September 30,
	2020	2019
Allocation of purchase price to business combinations:
Land	$43,812	$65,414
Buildings and improvements	159,057	714,767
Machinery and equipment	52,606	154,272
Assets under construction	308	19,977
Operating and financing lease right-of-use assets	4,161	1,336
Cash and cash equivalents	2,214	4,978
Restricted cash	—	526
Accounts receivable	6,674	22,873
Goodwill	81,202	125,550
Acquired identifiable intangibles:
Customer relationships	92,351	267,319
Trade names and trademarks	—	1,626
Other assets	120	7,017
Accounts payable and accrued expenses	(3,428)	(41,475)
Notes payable	—	(3,878)
Operating and financing lease obligations	(4,027)	(1,336)
Unearned revenue	(1,068)	(3,536)
Pension and postretirement benefits	—	(859)
Deferred tax liability	(33,031)	(9,138)
Total consideration	$400,951	$1,325,433

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99% of the partnership interests as of September 30, 2020. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the partnership interests as of September 30, 2020. Additionally, the aggregate partnership interests of all other limited partners was less than 0.01% as of September 30, 2020. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
The Company grants Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 11. Upon vesting these units represent interests in the Operating Partnership that are not owned by Americold Realty Trust. We expect that the expense associated with the OP Units in the Operating Partnership is immaterial to the condensed consolidated financial statements of the Company.
On March 9, 2020, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 250,000,000 to 325,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of September 30, 2020 or December 31, 2019.
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
September 2018 Follow-On Public Offering
On September 18, 2018, the Company completed a follow-on public offering of 4,000,000 of its common shares at a public offering price of $24.50 per share, which generated net proceeds of approximately $92.5 million to the Company after deducting the underwriting discount and estimated offering expenses payable by the Company, and an additional 6,000,000 common shares pursuant to the 2018 forward sale agreement, which is currently expected to settle on or before March 2022. The term was extended from its original settlement of September 2019. The Company did not initially receive any proceeds from the sale of the common shares subject to the 2018 forward sale agreement that were sold by the forward purchaser or its affiliate. The Company accounts for the 2018 forward contract as equity and therefore is exempt from derivative and fair value accounting. Before the issuance of the Company’s common shares, if any, upon physical or net share settlement of the 2018 forward sale agreement, the common shares issuable upon settlement of the 2018 forward sale agreement will be reflected in its diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the 2018 forward sale agreement less the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted 2018 forward sale price at the end of the reporting period). If and when the Company physically or net share settles the 2018 forward sale agreement, the delivery of the Company’s common shares would result in an increase in the number of common shares outstanding and dilution to our earnings per share. As of September 30, 2020, the Company has not settled any portion of the 2018 forward sale agreement.
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
During the nine months ended September 30, 2020, there were 3,094,431 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $110.4 million. The proceeds were offset by $2.4 million of fees which were capitalized related to the ATM Equity Program. In addition, during the nine months ended September 30, 2020, the Company entered into forward sale agreements in connection with the 2020 ATM Equity Program to sell 4,346,101 common shares for gross proceeds of $162.2 million. Pursuant to the respective forward sale agreements, 2,429,104 common shares for gross proceeds of $89.6 million must be settled by July 1, 2021 and 1,916,997 common shares for gross proceeds of $72.6 million must be settled by September 1, 2021.
After considering the common shares issued during 2020 and the shares subject to the forward sale agreements, the Company had approximately $227.4 million of availability remaining for distribution under the 2020 ATM Equity Program as of September 30, 2020.
Universal Shelf Registration Statement
In connection with filing the ATM Equity Offering Sales Agreement on April 16, 2020, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration Nos. 333-237704 and 333-237704-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common shares of beneficial interest, $0.01 par value per share, (ii) the Company’s preferred shares of beneficial interest, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common shares or preferred shares or depositary shares and (v) debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. Refer to the Subsequent Events footnote for discussion of activity under the shelf registration statement after September 30, 2020, and above for the activity under the Company’s ATM program.
Acquisitions and Investments in Joint Ventures
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.2 million, net of cash acquired. The consideration paid by the Company was funded using cash on hand.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

On May 1, 2019, the Company entered into an equity purchase agreement to acquire Cloverleaf Cold Storage (Cloverleaf). The Company refers to the completion of the acquisition of Cloverleaf pursuant to the executed purchase agreement as “the Cloverleaf Acquisition”. The Company paid aggregate cash consideration of approximately $1.24 billion to acquire Cloverleaf. The consideration paid by the Company was funded using net proceeds from the Company’s equity offering that closed on April 22, 2019, along with funds drawn under the Company’s senior unsecured revolving credit facility.
On May 1, 2019, the Company also acquired Lanier Cold Storage (Lanier). The Company paid aggregate cash consideration of approximately $81.9 million, net of cash acquired, to acquire Lanier. The consideration paid by the Company was funded using cash on hand.
On November 19, 2019, the Company acquired MHW Group Inc. (MHW). The Company paid aggregate cash consideration of approximately $50.8 million, net of cash acquired, to acquire MHW. The consideration paid by the Company was funded using cash on hand.
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
On January 2, 2020, the Company completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.7 million, net of cash acquired. The consideration paid by the Company was funded using cash on hand.
On March 6, 2020, the Company acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Reals of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. The consideration paid by the Company was funded using cash on hand.
On August 31, 2020, the Company acquired Caspers Cold Storage (Caspers). The Company paid aggregate cash consideration of approximately $25.5 million, net of cash acquired, to acquire Caspers. The consideration paid by the Company was funded using cash on hand.
Additionally, on August 31, 2020, the Company acquired AM-C Warehouses (AM-C). The Company paid aggregate cash consideration of approximately $82.5 million, net of cash acquired, to acquire AM-C. The consideration paid by the Company was funded using cash on hand.
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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the three and nine months ended September 30, 2020 from the COVID-19 pandemic, it continues to incur elevated labor related costs and incremental health and safety supplies costs but otherwise is unable to further predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Impairment of Long-Lived Assets
For the nine months ended September 30, 2020, the Company recorded impairment charges totaling $6.3 million, which included an impairment charge of $3.7 million of Quarry segment assets related to the sale of the business and an impairment charge of $2.6 million of Managed segment assets due to the strategic decision to accelerate the exit of a leased managed facility during the third quarter of 2020 and another leased managed facility that the Company plans to exit by the end of 2020. The Company recorded an impairment charge for the remaining net book value related to the long-lived assets, including building improvements and racking, which would not be removed prior to our exit of these leased facilities.
For the nine months ended September 30, 2019, the Company recorded impairment charges of $13.5 million. This was primarily due to the formal approval of the “Atlanta Major Market Strategy” plan by the Company’s Board of Trustees, which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of approximately 75% of the current warehouse, which was unused. As a result of this initiative, the Company wrote off the carrying value of the portion of the warehouse no longer in use resulting in an impairment charge of $9.6 million of Warehouse segment assets. Additionally, during the three months ended March 31, 2019, the Company recorded an impairment charge of $2.9 million of Warehouse segment assets related to a domestic idle warehouse facility in anticipation of a potential future sale of the asset. The estimated fair value of this asset was determined based on ongoing negotiations with prospective buyers. The sale of this property was completed during the second quarter of 2019. In addition, during the three months ended June 30, 2019, the Company recorded an asset impairment charge of $0.9 million related to international transportation software assets which were no longer needed.
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
We capitalized interest of $1.0 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we capitalized interest of $2.2 million and $2.3 million, respectively. During each of the three months ended September 30, 2020 and 2019, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, we capitalized amounts relating to compensation and travel expense of

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

employees direct and incremental to development of properties of approximately $0.6 million and $0.4 million, respectively.
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
We acquired Caspers in an asset acquisition on August 31, 2020 for $25.5 million, net of cash. The cost incurred in connection with this asset acquisition was allocated primarily to property, buildings and equipment.
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
As of September 30, 2020, we had $426.8 million of assets in the scope of the credit loss standard. These assets consist primarily of cash equivalents measured at amortized cost and trade and other receivables. Counterparties associated with these assets are generally highly rated. The substantial majority of the allowance recorded on the aforementioned in-scope assets relates to our trade receivables and totaled $12.5 million as of September 30, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

3. Business Combinations
Acquisitions Completed During the Nine Months Ended September 30, 2020
The Company completed the acquisition of privately-held Nova Cold on January 2, 2020 for total cash consideration of approximately CAD $337.4 million, net of cash received, or $259.6 million USD based upon the exchange rate between the CAD and USD on the closing date of the transaction. The preliminary purchase price allocation of consideration primarily included $171.9 million of land and buildings and equipment, $53.9 million of a customer relationship intangible asset, $33.0 million of deferred tax liabilities, and $64.6 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canada market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Nova Cold acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill will exist for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS acquired. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. During the nine months ended September 30, 2020, the Company recorded a $9.0 million reduction to its opening deferred tax liability originally recorded related to basis differences in fixed assets and net operating loss carryforwards. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the three or nine months ended September 30, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The Company completed the acquisition of privately-held Newport on January 2, 2020 for total cash consideration of $56.7 million, net of cash received. The preliminary purchase price allocation of consideration primarily included $30.2 million of land and buildings and equipment, $18.7 million of a customer relationship asset and $7.1 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Minneapolis-St. Paul market and leveraging integration experience to drive synergies and further enhance the warehouse network for new and existing customers. The Newport acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies; the acquisition of all the membership interests allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2020.
The Company completed the acquisition of privately-held AM-C Warehouses on August 31, 2020 for total cash consideration of $82.5 million, net of cash received. The preliminary purchase price allocation of consideration primarily included $53.7 million of land and buildings and equipment, $19.8 million of a customer relationship asset and $9.5 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Dallas - Fort Worth market and expanding the Company’s relationship with a leading global protein producer. The AM-C acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of purchase price allocation will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary purchase price allocation will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.

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
(1) The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the nine months ended September 30, 2020. The measurement period ended one year after the Cloverleaf Acquisition, on April 30, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

As shown above, in connection with the Cloverleaf Acquisition the Company recorded an intangible asset of approximately $250.3 million for customer relationships which has been assigned a useful life of 25 years, and approximately $1.6 million for trade names and trademarks which has been assigned a useful life of 1.5 years. These intangible assets are being amortized on a straight-line basis over their respective useful lives. Based on the discussion under goodwill above, the Cloverleaf Acquisition resulted in federal income tax deductibility for a portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for both the REIT and its domestic TRS. The Company recorded a deferred tax liability of $1.9 million for intangible assets in 2019.
The unaudited pro forma financial information set forth below is based on the historical Condensed Consolidated Statements of Operations for the quarter ended September 30, 2019, adjusted to give effect to the Cloverleaf Acquisition as if it had occurred on January 1, 2019. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisition of Cloverleaf.
On March 1, 2019, Cloverleaf acquired Zero Mountain, Inc. and Subsidiaries (Zero Mountain). As a result, we have included the results of operations of Zero Mountain in the below pro forma financial information. The pro forma adjustments made include the acquisition expenses incurred in connection with Cloverleaf’s acquisition of Zero Mountain.
The accompanying unaudited pro forma consolidated financial statements exclude the results of all other acquisitions completed during 2019 and 2020, which were deemed immaterial. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company would have been had the Cloverleaf Acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Pro forma (unaudited)
(in thousands, except per share data)
	Three Months Ended	Nine Months Ended
	September 30, 2019
Total revenue	$466,182	$1,373,281
Net income available to common shareholders(1)	$27,874	$36,296
Net income per share, diluted(2)	$0.14	$0.18
(1) Pro forma net income available to common shareholders was adjusted to exclude $0.8 million and $26.5 million of acquisition related costs incurred by the Company during the three and nine months ended September 30, 2019.
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
Additionally, the Company completed the acquisition of privately-held Lanier on May 1, 2019 for total cash consideration of $81.9 million, net of cash received. The allocation of consideration primarily included $60.0 million of land and buildings and equipment, $6.4 million of goodwill, and $16.3 million of customer relationship intangible assets. The customer relationship asset has been assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the increased presence in the north Georgia poultry market and leveraging integration

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

experience to drive synergies and further enhance the warehouse network for new and existing customers. The Lanier acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. All adjustments recorded subsequent to the acquisition date were not material to the Condensed Consolidated Financial Statements. The final purchase price allocation was completed within one year from the date of acquisition and is reflected within our Condensed Consolidated Financial Statements as of September 30, 2020. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.

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

As of September 30, 2020, our investment in partially owned entities accounted for under the equity method of accounting presented in our Condensed Consolidated Balance Sheet consists of the following (in thousands):

Joint Venture	Location	% Ownership	September 30, 2020
Superfrio	Brazil	14.99%	$21,536

5. Acquisition, Litigation and Other Charges
The components of the charges and credits included in “Acquisition, litigation and other” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition, litigation and other	2020	2019	2020	2019
Acquisition related costs	$4,861	$2,671	$8,278	$19,126
Litigation	258	197	258	1,574
Severance, equity award modifications and acceleration	(50)	1,031	1,022	7,965
Non-offering related equity issuance expenses	—	(29)	—	1,318
Terminated site operations costs	(520)	(90)	(520)	254
Other	733	—	733	—
Total acquisition, litigation and other	$5,282	$3,780	$9,771	$30,237

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

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses. Equity acceleration and modification costs represent the unrecognized expense for stock awards that vest and convert to common shares in advance of the original negotiated vesting date and any other equity award changes resulting in accounting for the award as a modification. For the nine months ended September 30, 2019, severance, equity modification and acceleration expense consists of $3.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf Acquisition and organizational transformation of our international operations, $1.2 million of severance related to the departure of two former executives, as well as $3.1 million of accelerated equity award vesting. Refer to Note 11 for further details of all equity modifications and equity acceleration.

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

Other costs relate to additional superannuation pension costs related to prior years upon review by the Australian Tax Office.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

6. Debt
The Company’s outstanding indebtedness as of September 30, 2020 and December 31, 2019 is as follows (in thousands):

				September 30, 2020		December 31, 2019
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of September 30, 2020	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$176,416	$181,707	$181,443	$184,618
Mezzanine A	5/2023	7.38%	7.55%	70,000	71,575	70,000	70,525
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,880	32,000	32,320
Total 2013 Mortgage Loans				278,416	286,162	283,443	287,463

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	230,000	200,000	217,750
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	476,000	400,000	439,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	401,625	350,000	366,625
Total Senior Unsecured Notes				950,000	1,107,625	950,000	1,023,375

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	2.64%	425,000	420,750	—	—
2020 Senior Unsecured Term Loan Tranche A-2(2)(6)	3/2025	C+0.95%	1.57%	187,675	185,798	—	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				612,675	606,548	—	—

2018 Senior Unsecured Term Loan A Facility(1)(4)	1/2023	L+1.00%	3.14%	—	—	475,000	472,625

Total principal amount of indebtedness				$1,841,091	$2,000,335	$1,708,443	$1,783,463
Less: unamortized deferred financing costs				(13,607)	n/a	(12,996)	n/a
Total indebtedness, net of unamortized deferred financing costs(3)				$1,827,484	$2,000,335	$1,695,447	$1,783,463

2020 Senior Unsecured Revolving Credit Facility(3)(5)	3/2024	L+0.85%	0.23%	$—	$—	N/A	N/A
2018 Senior Unsecured Revolving Credit Facility(1) (3)	1/2021	L+0.90%	0.36%	N/A	N/A	$—	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of September 30, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4) During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of September 30, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2020.

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
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge to the Company’s investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of September 30, 2020, $7.4 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March, 26 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of September 30, 2020, $6.3 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of September 30, 2020, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

There were $21.0 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of September 30, 2020.
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
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and is no longer outstanding as of September 30, 2020.
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
As of September 30, 2020, the Company was in compliance with all debt covenants.

2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322.0 million, which the Company refers to as the 2013 Mortgage Loans. The debt consists of a senior debt note and two mezzanine notes. The components are cross-collateralized and cross-defaulted. The senior debt note requires monthly principal payments. The mezzanine notes require no principal payments until the stated maturity date in May 2023. The interest rates on the notes are fixed and range from 3.81% to 11.50% per annum. The senior debt note and the two mezzanine notes remain subject to yield maintenance provisions. The Company used the net proceeds of these loans to refinance certain of the 2006 Mortgage Loans, acquire two warehouses, and fund general corporate purposes.

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of September 30, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $4.0 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.

The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of September 30, 2020, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of September 30, 2020, we were in compliance with all debt covenants.
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
Aggregate future repayments of indebtedness

The aggregate maturities of the Company’s total indebtedness as of September 30, 2020, including amortization of principal amounts due under the mortgage notes, for each of the next five years and thereafter, are as follows:

As of September 30, 2020:	(In thousands)
September 30, 2021	$6,967
September 30, 2022	7,242
September 30, 2023	264,206
September 30, 2024	—
September 30, 2025	612,676
Thereafter	950,000
Aggregate principal amount of debt	1,841,091
Less unamortized deferred financing costs	(13,607)
Total debt net of unamortized deferred financing costs	$1,827,484

7. Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedges $100.0 million of variable interest-rate debt, or 16%, of the Company’s outstanding variable-rate debt as of September 30, 2020. The August 2019 agreement hedges $225.0 million of variable interest-rate debt, or 37%, of the Company’s outstanding variable-rate debt as of September 30, 2020. Each agreement converts the Company’s variable-rate debt to a fixed-rate basis into 2024, thus reducing the impact of interest rate changes on future interest expense.

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
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at September 30, 2020.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates a nominal amount will be reclassified as a decrease to interest expense. The Company classifies cash inflow and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign currencies against its functional currency, the US dollar.  Periodically, the Company uses foreign currency derivatives including currency forward contracts to manage its exposure to fluctuations in exchange rates. While these derivatives are hedging the fluctuations in foreign currencies, they do not meet the requirements to be accounted for as hedging instruments. As a result, the changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During the first quarter of 2020, the Company’s previous two outstanding foreign exchange forward contracts, which were entered into in conjunction with the funding of the Nova Cold Acquisition that were not designated as hedges in a qualifying hedging relationship, matured. The first contract was entered into in December 2019 with a notional to purchase CAD $217.0 million and sell USD matured on January 2, 2020 and settled for a gain of $2.1 million. The second contract was entered into simultaneously with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 and was subsequently designated as a net investment hedge on January 2, 2020. The net unrealized gain on the change in fair value of the foreign exchange forward contracts included within “Foreign currency exchange gain (loss), net” on the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2020 was $0.1 million.
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
As of September 30, 2020 and December 31, 2019, the Company did not have any currency forwards that were designated as net investment hedges outstanding.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at September 30, 2020 and December 31, 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Designated derivatives
Foreign exchange contracts	$2,572	$1,376	$—	$—
Interest rate contracts	—	2,933	17,466	3,505

Undesignated derivatives
Foreign exchange forwards	—	2,546	—	2,589
Total derivatives	$2,572	$6,855	$17,466	$6,094
The following table presents the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended September 30,			Three Months Ended September 30,
	2020	2019		2020	2019
Interest rate contracts	$1,099	$5	Interest expense	$(1,243)	$102
Foreign exchange contracts	(7,196)	6,082	Foreign currency exchange gain, net	(3,807)	5,512
Foreign exchange contracts	—	—	Interest expense	(43)	110
Total designated cash flow hedges	$(6,097)	$6,087		$(5,093)	$5,724

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2020	2019		2020	2019
Interest rate contracts	$(16,895)	$(3,633)	Interest expense	$(2,181)	$102
Foreign exchange contracts	1,168	5,736	Foreign currency exchange loss, net	77	6,005
Foreign exchange contracts			Interest expense	164	110
Foreign exchange forwards	5,250	—		—	—
Total designated cash flow hedges	$(10,477)	$2,103		$(1,940)	$6,217
Interest expense recorded in the accompanying Condensed Consolidated Statements of Operations was $23.1 million and $24.9 million during the three months ended September 30, 2020 and 2019, respectively, and $70.1 million and $70.6 million during the nine months ended September 30, 2020 and 2019, respectively. The Company recorded total foreign currency exchange loss, net in its Condensed Consolidated Statements of Operations of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively. During the nine months ended September 30, 2019, the Company recorded total foreign currency exchange loss, net in its Condensed Consolidated Statements of Operations of $0.1 million. The total foreign currency exchange loss for the three months ended September 30, 2019 was nominal.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

September 30, 2020
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,572	$—	$2,572	$(2,572)	$—	$—

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(17,466)	$—	$(17,466)	$2,572	$—	$(14,894)

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
As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.6 million. As of September 30, 2020, the Company has not posted any collateral related to these agreements. .
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. In addition, termination events such as the Company’s credit agreement not being secured, or not being guaranteed pursuant to the Company, could cause the Company to be in default on its derivative obligations. The Company has not defaulted on any of its derivative obligations.
If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $17.7 million
Refer to Note 16 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and nine months ended September 30, 2020 and 2019, respectively.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

8. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of September 30, 2020 and December 31, 2019 are as follows:

	Maturity	Interest Rate as of September 30, 2020	September 30, 2020	December 31, 2019
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,769	$18,994
11 warehouses – 2007	9/2027	7.00%-19.59%	94,254	96,765
Total sale-leaseback financing obligations			$113,023	$115,759

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of September 30, 2020 and December 31, 2019, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value Hierarchy	Fair Value
		September 30, 2020	December 31, 2019
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$—	$2,936
Interest rate swap liability	Level 2	17,466	3,507
Cross-currency swap asset	Level 2	2,572	1,404
Foreign exchange forward contract asset	Level 2	—	2,546
Foreign exchange forward contract liability	Level 2	—	2,589
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,000,335	$1,783,463
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The following tables summarize dividends declared and distributions paid to the holders of common shares for the nine months ended September 30, 2020 and 2019.

Nine Months Ended September 30, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
		Common Shares	Common Shares
(In thousands, except per share amounts)
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2100	43,271	43,271
May (c)		—	(232)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.2100	43,282	—
		$129,121	$124,025
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $42.6 million declared, see description to the right regarding timing of payment.
(c)Declared in May and included in the $43.3 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Nine Months Ended September 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
		Common Shares	Common Shares
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March (b)			(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April			15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2000	38,764	38,764
May (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
August/October	$0.2000	38,795	—
		$107,794	$96,811
(a)Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.
(c)Declared in May and included in the $38.8 million declared, see description to the right regarding timing of payment.
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
Aggregate share-based compensation charges were $4.6 million and $3.4 million during the three months ended September 30, 2020 and 2019, respectively, and $13.3 million and $12.2 million during the nine months ended September 30, 2020 and 2019, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Statements of Operations. During the first quarter of 2019, approximately $3.1 million of share-based compensation expense was recorded as a component of “Acquisition, litigation and other” expense on the accompanying Condensed Consolidated Statements of Operations due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation. The award modifications and awards with accelerated vesting are discussed further under the section Modification of Restricted Stock Units and Accelerated Vesting of Awards. As of September 30, 2020, there was $25.3 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.9 years.
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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and are paid upon the vesting of the awards. Time-based awards have the right to receive non-forfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of September 30, 2020 and December 31, 2019, the Company accrued $1.8 million and $1.1 million, respectively, of dividend equivalents on unvested units payable to employees and non-employee trustees.
All awards granted under the 2017 Plan dated on March 8, 2020 and thereafter include a retirement provision. The retirement provision allows that if a participant has either attained the age of 65, or has attained the age of 55 and has ten full years of service with the Company, and there are no facts, circumstances or events exist which would give the Company a basis to effect a termination of service for cause, then the award recipient is entitled to continued vesting of any outstanding equity-based awards which include the retirement provision. Should the participant choose to retire from the Company, the awards with the retirement provision would continue to vest. Accordingly, grants of time-based awards to an employee who has met the retirement criteria on or before the date of grant will be expensed at the date of grant. In addition, grants of time-based awards to employees who will meet the retirement criteria during the awards normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the retirement criteria. Time-based awards granted to recipients who meet the retirement criteria, and decide to retire, will continue vesting on the original vesting schedule as determined at grant date. A pro-rated portion of market-performance based awards granted to recipients who meet the retirement criteria will remain outstanding and eligible to vest based on actual performance through the last day of the performance period based on the number of days during the performance period that the recipient was employed.

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
The following table summarizes restricted stock unit grants under the 2017 Plan during the three and nine months ended September 30, 2020 and 2019, respectively:

Three Months Ended September 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Employees	10,608	1-3 years	$403
2019	Trustees	5,982	1 year	$200
2019	Employees	10,489	1-3 years	$376

Nine Months Ended September 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	8,517	1 year	$300
2020	Employees	295,274	1-3 years	$9,137
2019	Trustees	18,267	1 year	$575
2019	Employees	501,035	1-3 years	$16,708
Of the restricted stock units granted for the nine months ended September 30, 2020, (i) 8,517 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (ii) 186,464 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iii) 108,810 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2020 and will end December 31, 2022.
Of the restricted stock units granted for the nine months ended September 30, 2019, (i) 12,285 were time-based graded vesting restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, ii) 5,982 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (iii) 257,867 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain employees and (iv) 243,168 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain employees. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2019 and will end December 31, 2021.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans during the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	714,063	$25.0	57,142	$2.0	779,188	$27.3
Granted	194,981		—		108,810
Vested	(272,971)		(14,286)		—
Forfeited	(11,689)		—		(14,417)
Non-vested as of September 30, 2020	624,384	$22.3	42,856	$1.5	873,581	$31.2
Shares vested, but not released(1)	615,643	22.0	28,572	1.0	—	—
Total outstanding restricted stock units	1,240,027	$44.3	71,428	$2.5	873,581	$31.2
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
The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2020 was $31.06 per unit, for vested and converted restricted stock units was $20.93, for forfeited restricted stock units was $26.13. The weighted average grant date fair value of non-vested restricted stock units was $24.32 and $22.50 per unit as of September 30, 2020 and December 31, 2019, respectively.

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
The following table summarizes OP unit grants under the 2017 Plan during the three months ended September 30, 2019 and the three and nine months ended September 30, 2020 and 2019 (none were issued during the three months ended September 30, 2020):

Three Months Ended September 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2019	Trustees	20,190	1 year	$675

Nine Months Ended September 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	16,325	1 year	$575
2020	Employees	255,720	1-3 years	$7,719
2019	Trustees	20,190	1 year	$675
The following table provides a summary of the OP unit awards activity under the 2017 Plan during the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	20,190	$0.7	—	$0.0
Granted	93,180		178,865
Vested	(20,190)		—
Forfeited	—		—
Non-vested as of September 30, 2020	93,180	$3.3	178,865	$6.4
Shares vested, but not released	17,199	0.6	—	0.0
Total outstanding OP units	110,379	$3.9	178,865	$6.4
The OP units granted for the nine months ended September 30, 2020 had an aggregate grant date fair value of $8.3 million.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Stock Options Activity
The following table provides a summary of option activity for the nine months ended September 30, 2020:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2019	794,498	$9.81	5.8
Granted	—	—
Exercised	(321,000)	9.81
Forfeited or expired	(8,000)	9.81
Outstanding as of September 30, 2020	465,498	9.81	5.0

Exercisable as of September 30, 2020	190,500	$9.81	3.8
The total grant date fair value of stock option awards that vested during the nine months ended for both September 30, 2020 and 2019 was approximately $0.6 million and $0.4 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2020 and 2019 was $8.2 million and $27.5 million, respectively.
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
The Company recorded an income tax expense of approximately $0.8 million and a benefit of $7.0 million for the three months ended September 30, 2020 and 2019, respectively, and an expense of $2.5 million and a benefit of $7.4 million for the nine months ended September 30, 2020 and 2019, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax expense is incurred based on the earnings generated by its foreign operations and a portion of those earnings is permanently reinvested.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

depreciation methods for qualified improvement property. Based on our assessment of the legislation, we do not expect there to be a material impact to our Condensed Consolidated Financial Statements at this time. During the quarter ended June 30, 2020, the Company filed to receive a refund of approximately $1.9 million in previously paid alternative minimum taxes accelerated under CARES Act. The Company received the refund during the three months ended September 30, 2020.
The Company recorded an opening deferred tax liability of $8.9 million and $0.7 million in 2019 for the purchase of Cloverleaf and Lanier, respectively, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed and intangible assets. The Company recorded an additional deferred tax liability of approximately $1.0 million in purchase accounting for the quarter ended March 31, 2020, based on additional information obtained during the quarter, which also resulted in a reduction in the Company’s existing valuation allowance during the same quarter as the deferred tax liability became available to be used as a positive source of income for valuation allowance assessment purposes. Purchase accounting for Cloverleaf and Lanier was completed during the quarter ended June 30, 2020, and the deferred tax liability recorded through March 31, 2020 remained unchanged during the quarter.
The Company originally recorded an opening deferred tax liability of $42.0 million for the purchase of Nova Cold in January of 2020, further discussed in Note 3. Deferred taxes for the acquisition arose primarily from book to tax differences in the basis of fixed assets, intangible assets and net operating loss carryforwards. The Company recorded a reduction to the existing deferred tax liability of approximately $7.5 million for the quarter ended June 30, 2020 resulting in an opening deferred tax liability of $34.5 million as of June 30, 2020. During the three months ended September 30, 2020 the Company recorded an additional $1.5 million reduction to its opening deferred tax liability resulting in a $9.0 million reduction for the nine months ended September 30, 2020. The change is based on additional information obtained during the quarter. Purchase accounting for Nova Cold has not yet been completed, and additional amounts may be recorded as additional information is obtained.
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

The Company has $0.2 million and $0.4 million of uncertain tax positions outstanding as of September 30, 2020 and December 31, 2019, respectively. The Company recognizes interest and penalties related to unrecognized tax positions in income tax expense.

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
As of September 30, 2020 and December 31, 2019, the balance of the deferred contribution liability was $4.8 million and $4.9 million, respectively, which is classified as “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

14. Employee Benefit Plans
The components of net period benefit cost for the three and nine months ended September 30, 2020 and 2019, respectively, are as follows:

	Three Months Ended September 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$18	$18
Interest cost	315	279	4	8	606
Expected return on plan assets	(500)	(366)	—	(20)	(886)
Amortization of net loss	255	152	—	—	407
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$70	$65	$4	$13	$152

	Three Months Ended September 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$17	$17
Interest cost	397	312	5	12	726
Expected return on plan assets	(440)	(294)	—	(17)	(751)
Amortization of net loss	377	141	(1)	—	517
Amortization of prior service cost	—	—	—	8	8
Net pension benefit cost	$334	$159	$4	$20	$517

	Nine Months Ended September 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$46	$46
Interest cost	946	838	11	20	1,815
Expected return on plan assets	(1,501)	(1,099)	—	(51)	(2,651)
Amortization of net loss	763	455	—	—	1,218
Amortization of prior service cost	—	—	—	22	22
Net pension benefit cost	$208	$194	$11	$37	$450

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Nine Months Ended September 30, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$52	$52
Interest cost	1,192	934	17	37	2,180
Expected return on plan assets	(1,320)	(882)	—	(55)	(2,257)
Amortization of net loss	1,132	422	(3)	—	1,551
Amortization of prior service cost	—	—	—	25	25
Net pension benefit cost	$1,004	$474	$14	$59	$1,551
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company expects to contribute to all plans an aggregate of $2.5 million in 2020, of which $2.3 million has been contributed through September 30, 2020.
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

15. Commitments and Contingencies
Letters of Credit
As of September 30, 2020 and December 31, 2019, there were $21.0 million and $23.0 million, respectively, of letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Bonds
The Company had outstanding surety bonds of $9.0 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of September 30, 2020, approximately 47% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 10% of the labor force are set to expire during the remaining three months ended December 31, 2020.
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
The Company entered into a settlement agreement in the case for $2.5 million, which was approved by the court on September 21, 2020.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of September 30, 2020. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of September 30, 2020 and December 31, 2019.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

16. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(3,932)	$(6,976)	$(4,758)	$(8,027)
Gain arising during the period	407	517	1,218	1,551
Less: Tax expense	—	—	—	—
Net gain arising during the period	407	517	1,218	1,551
Amortization of prior service cost (1)	7	8	22	25
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net income	7	8	22	25
Other comprehensive income, net of tax	414	525	1,240	1,576
Balance at end of period, net of tax	(3,518)	(6,451)	(3,518)	(6,451)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(21,920)	(4,358)	(6,710)	(3,322)
Gain (loss) on foreign currency translation	4,641	(5,089)	(10,569)	(6,125)
Derecognition of cumulative foreign currency translation gain upon sale of partially owned entities (2)	—	(2,605)	—	(2,605)
Less: Tax expense	—	—	—	—
Net gain (loss) on foreign currency translation	4,641	(7,694)	(10,569)	(8,730)
Balance at end of period, net of tax	(17,279)	(12,052)	(17,279)	(12,052)
Designated derivatives:
Balance at beginning of period, net of tax	(10,191)	(5,643)	(2,658)	(1,166)
Unrealized loss on cash flow hedge derivatives	(6,097)	6,087	(15,727)	2,103
Unrealized gain on net investment hedge derivative	—	—	5,250	—
Less: Tax expense	—	—	—	—
Net loss on designated derivatives	(6,097)	6,087	(10,477)	2,103
Net amount reclassified from AOCI to net income (loss) (interest expense)	1,286	(212)	2,017	(212)
Net reclassified from AOCI to net income (loss) (foreign exchange (gain) loss)	3,807	(5,512)	(77)	(6,005)
Balance at end of period, net of tax	(11,195)	(5,280)	(11,195)	(5,280)

Accumulated other comprehensive loss	$(31,992)	$(23,783)	$(31,992)	$(23,783)
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
The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenues:
Warehouse	$388,024	$365,593	$1,141,503	$993,439
Third-party managed	75,338	62,846	213,213	188,497
Transportation	34,096	35,685	104,874	109,273
Other	—	2,058	4,459	6,512
Total revenues	497,458	466,182	1,464,049	1,297,721

Segment contribution:
Warehouse	127,756	113,408	374,661	318,044
Third-party managed	3,393	2,583	10,461	8,646
Transportation	4,187	4,640	13,764	13,202
Other	(17)	75	173	611
Total segment contribution	135,319	120,706	399,059	340,503

Reconciling items:
Depreciation, depletion and amortization	(53,569)	(45,065)	(157,572)	(115,598)
Selling, general and administrative	(35,969)	(32,476)	(105,202)	(96,262)
Acquisition, litigation and other	(5,282)	(3,780)	(9,771)	(30,237)
Impairment of long-lived assets	(2,615)	—	(6,282)	(13,485)
(Loss) gain from sale of real estate	(427)	—	21,448	(34)
Interest expense	(23,066)	(24,907)	(70,114)	(70,581)
Interest income	179	1,798	1,027	5,206
Bridge loan commitment fees	—	—	—	(2,665)
Loss on debt extinguishment and modifications	—	—	(781)	—
Foreign currency exchange loss	(196)	(43)	(373)	(66)
Other expense, net	(1,083)	(249)	(168)	(1,007)
Loss from investments in partially owned entities	(98)	(165)	(254)	(111)
Gain from sale of partially owned entities	—	4,297	—	4,297
Income before income tax (expense) benefit	$13,193	$20,116	$71,017	$19,960

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	September 30, 2020	December 31, 2019
	(In thousands)
Assets:
Warehouse	$4,352,787	$3,684,391
Managed	45,143	47,867
Transportation	43,473	50,666
Other	14	13,467
Total segments assets	4,441,417	3,796,391

Reconciling items:
Corporate assets	155,153	374,292
Investments in partially owned entities	21,536	—
Total reconciling items	176,689	374,292
Total assets	$4,618,106	$4,170,683

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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding – basic	204,289	192,325	202,380	175,010
Dilutive effect of share-based awards	1,642	1,533	1,520	1,696
Equity forward contracts	2,569	3,505	2,151	2,264
Weighted average common shares outstanding – diluted	208,500	197,363	206,051	178,970
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Employee stock options	—	—	—	—
Restricted stock units	168	—	192	—
OP units	—	—	—	—
Equity forward contracts	690	—	233	—
	858	—	425	—

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

19. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2020 and 2019 by segment and geographic region:

	Three Months Ended September 30, 2020
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$140,773	$9,978	$3,821	$1,465	$3,306	$159,343
Warehouse services	177,524	36,898	3,516	663	3,068	221,669
Third-party managed	66,588	4,882	—	—	3,868	75,338
Transportation	28,582	4,902	150	462	—	34,096
Other	—	—	—	—	—	—
Total revenues (1)	413,467	56,660	7,487	2,590	10,242	490,446
Lease revenue (2)	6,179	—	—	—	833	7,012
Total revenues from contracts with all customers	$419,646	$56,660	$7,487	$2,590	$11,075	$497,458

	Three Months Ended September 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$134,903	$9,386	$3,972	$1,308	$—	$149,569
Warehouse services	175,008	30,521	3,328	738	—	209,595
Third-party managed	53,800	4,383	—	—	4,663	62,846
Transportation	26,633	8,533	102	417	—	35,685
Other	2,058	—	—	—	—	2,058
Total revenues (1)	392,402	52,823	7,402	2,463	4,663	459,753
Lease revenue (2)	6,429	—	—	—	—	6,429
Total revenues from contracts with all customers	$398,831	$52,823	$7,402	$2,463	$4,663	$466,182

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Nine Months Ended September 30, 2020
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$420,002	$28,321	$11,117	$3,931	$9,037	$472,408
Warehouse services	527,126	100,918	10,191	1,966	8,974	649,175
Third-party managed	187,042	13,275	—	—	12,896	213,213
Transportation	84,130	19,036	292	1,416	—	104,874
Other	4,448	—	—	—	—	4,448
Total revenues (1)	1,222,748	161,550	21,600	7,313	30,907	1,444,118
Lease revenue (2)	17,591	—	—	—	2,340	19,931
Total revenues from contracts with all customers	$1,240,339	$161,550	$21,600	$7,313	$33,247	$1,464,049

	Nine Months Ended September 30, 2019
	United States	Australia	New Zealand	Argentina	Canada	Total
	(In thousands)
Warehouse rent and storage	$363,547	$28,071	$12,020	$3,600	$—	$407,238
Warehouse services	466,418	90,016	10,230	2,372	—	569,036
Third-party managed	164,332	10,590	—	—	13,556	188,478
Transportation	75,441	32,131	315	1,386	—	109,273
Other	6,496	—	—	—	—	6,496
Total revenues (1)	1,076,234	160,808	22,565	7,358	13,556	1,280,521
Lease revenue (2)	17,200	—	—	—	—	17,200
Total revenues from contracts with all customers	$1,093,434	$160,808	$22,565	$7,358	$13,556	$1,297,721
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

As of September 30, 2020, the Company had $600.7 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 8% of these remaining performance obligations as revenue in 2020, and the remaining 92% to be recognized over a weighted average period of 16.4 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2020, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $215.1 million and $213.2 million as of September 30, 2020 and December 31, 2019, respectively, and $209.0 million and $192.1 million as of September 30, 2019 and December 31, 2018, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $17.2 million and $16.4 million as of September 30, 2020 and December 31, 2019, respectively, and $17.9 million and $18.6 million as of September 30, 2019 and December 31, 2018, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2020 and 2019 has been recognized as of September 30, 2020 and September 30, 2019, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

20. Subsequent Events
On October 13, 2020, the Company announced that it has entered into a definitive agreement to acquire privately held Agro Merchants Group (“Agro”) from an investor group led by funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for a total of $1.74 billion. The acquisition is subject to customary and regulatory closing conditions and closing is expected to occur late in the fourth quarter of 2020 or early in the first quarter of 2021. The Company refers to this transaction as the Agro Merchants Acquisition.
On October 15, 2020, the Company completed an underwritten registered public offering pursuant to forward sale agreements in which the forward purchasers borrowed and sold to the underwriters in the public offering 31,900,000 common shares, as well as an option for the underwriters to purchase 4,785,000 additional common shares. The initial forward sale price is $36.67 per share, which is the public offering price per share, less the underwriting discount per share. The Company expects to fund the remainder of the acquisition price with borrowings from its revolving credit facility and through the issuance of 14,166,667 common shares of the Company (the “Acquisition Shares”) to the Sellers.
On October 30, 2020, the Company priced a debt private placement of €750 million senior unsecured notes which are expected to close on December 30, 2020. In addition, the Company entered into a foreign exchange forward

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

contract to convert the €750 million dollars received to $877 million U.S. dollars at the time of closing. The notes are expected to consist of €400 million with a coupon of 1.62% and a term of 10 years, and €350 million with a coupon of 1.65% and a term of 12 years. The notes are expected to be general senior unsecured obligations of the operating partnership and are guaranteed by the Company and the subsidiaries of the Company. The Company expects to apply a portion of the proceeds of the transaction to fund acquisitions, general corporate purposes and expansion and development projects.
On November 2, 2020, the Company completed the acquisition of Halls Warehouse Corporation and affiliates for $480 million initially utilizing cash drawn on its Senior Unsecured Revolving Credit Facility and a portion of its outstanding equity forward contracts. The draw on the Senior Unsecured Revolving Credit Facility will be repaid upon closing of the previously discussed debt private placement and upon exercise of certain outstanding equity forward contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part II, Item 1A of this Quarterly Report on Form 10-Q, in our Form 8-K filed on October 13, 2020, in our Form 8-K filed on April, 16, 2020, Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of September 30, 2020, we operated a global network of 185 temperature-controlled warehouses encompassing over one billion cubic feet, with 164 warehouses in the United States, six warehouses in Australia, seven warehouses in New Zealand, two warehouses in Argentina and six warehouses in Canada. We view and manage our business through three primary business segments, warehouse, third–party managed and transportation. In addition, we hold a minority interest in the Brazil JV, which owns or operates 21 temperature-controlled warehouses in Brazil. We also owned and operated a limestone quarry through a separate business segment, which was sold on July 1, 2020.
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
Other. In addition to our primary business segments, we owned and operated a limestone quarry in Carthage, Missouri. Revenues were generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consisted primarily of labor, equipment, fuel and explosives. The sale of our quarry business segment was completed on July 1, 2020.
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
•Litigation costs incurred in order to defend ourselves from litigation charges outside of the normal course of business and related settlement costs.
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
•Terminated site operations costs represent expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our condensed consolidated statement of operations.
•Other costs relate to additional superannuation pension costs related to prior years upon review by the Australian Tax Office.

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
Also, on January 2, 2020, we completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $56.7 million, net of cash received, utilizing available cash on hand. Newport Cold consists of a single temperature-controlled warehouse located in St. Paul, Minnesota. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
On March 6, 2020, we acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Real Dollars of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. We funded the purchase price using cash on hand. Our pro-rata share of the Brazil JV’s results are included within “(Loss) income from investments in partially owned entities”. As of September 30, 2020, SuperFrio owns or operates 21 temperature-controlled warehouses in Brazil.
On August 31, 2020, we completed the acquisition of Caspers Cold Storage for cash consideration of approximately $25.5 million, net of cash received, utilizing available cash on hand. Caspers consisted of a single temperature-controlled warehouse located in Tampa, Florida. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
Additionally, on August 31, 2020, we completed the acquisition of AM-C Warehouses for cash consideration of approximately $82.5 million, net of cash received, utilizing available cash on hand. AM-C Warehouses consisted of an owned facility in Mansfield, Texas and a leased facility in Grand Prairie, Texas. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On October 13, 2020, we announced the entry into a definitive agreement to acquire Agro Merchants for total consideration of $1.74 billion. The acquisition is subject to customary and regulatory closing conditions and closing is expected to occur late in the fourth quarter of 2020 or early in the first quarter of 2021. Agro Merchants operates more than 236 million cubic feet of temperature-controlled warehouse and distribution space across 46 facilities and provides transportation services in the United States, United Kingdom, the Netherlands, Portugal, Ireland, Austria, Spain, Poland, Australia and Chile.
Refer to Note 2, 3 and 20 of the Notes to the Condensed Consolidated Financial Statements for further information.

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

	Foreign exchange rates as of September 30, 2020	Average foreign exchange rates used to translate actual operating results for the three months ended September 30, 2020	Average foreign exchange rates used to translate actual operating results for the nine months ended September 30, 2020	Foreign exchange rates as of September 30, 2019	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended September 30, 2020(1)	Prior period average foreign exchange rate used to adjust actual operating results for the nine months ended September 30, 2020(1)
Australian dollar	0.716	0.715	0.675	0.675	0.685	0.699
New Zealand dollar	0.662	0.662	0.637	0.626	0.649	0.664
Argentinian peso	0.013	0.014	0.015	0.017	0.021	0.022
Canadian dollar	0.751	0.751	0.739	0.755	0.758	0.752
Brazilian real	0.178	0.186	0.186	N/A	N/A	N/A
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
Historically Significant Customer
For the three and nine months ended September 30, 2020 and 2019, one customer accounted for more than 10% of our total revenues. For the three months ended September 30, 2020 and 2019, sales to this customer were $65.4 million and $52.4 million, respectively. For the nine months ended September 30, 2020 and 2019, sales to this customer were $185.4 million and $156.0 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $62.1 million and $48.7 million represented reimbursements for certain expenses we incurred during the three months ended September 30, 2020 and 2019, respectively, and $173.0 million and $144.6 million for the nine months ended September 30, 2020 and 2019, respectively, were offset by matching expenses included in our third-party managed cost of operations.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended September 30, 2020 includes all properties that we owned at January 2, which had both been owned and had reached “normalized operations” by January 2, 2019.
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
The following table shows the number of same-store warehouses in our portfolio as of September 30, 2020. The number of warehouses owned or operated in as of September 30, 2020 and excluded as same-store warehouses for the period ended September 30, 2020 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	185
Same Store Warehouses	135
Non-Same Store Warehouses (1)	40
Third-Party Managed Warehouses (2)	10
(1) During the third quarter of 2020, we completed the acquisition of AM-C Warehouses resulting in the addition of two facilities, and the acquisition of Caspers resulting in the addition of one facility.
(2) During the third quarter of 2020, we did not renew the management agreement in one of our Canadian Managed warehouses, resulting in the decrease of sites during the third quarter of 2020. An additional managed agreement in Canada is planned to expire at the end of 2020, with no intention to renew.
As of September 30, 2020, our portfolio consisted of 185 total warehouses, including 175 within the warehouse segment and 10 in the third-party managed segment. In addition, we hold a minority interest in the Brazil JV, which owns or operates 21 temperature-controlled warehouses in Brazil.
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
SEC Amendments to Financial Disclosures about Acquired and Disposed Businesses
In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. The final rule is effective on January 1, 2021; however, voluntary early adoption is permitted. The Company early adopted the provisions of the final rule in the third quarter of 2020. We have applied the new rules to the contemplated and completed acquisitions since the date of adoption. As of September 30, 2020, there have been no acquisitions since the date of adoption that met the SEC’s revised definition of significance. Upon closing, we expect that the Agro acquisition will meet the SEC’s significance threshold, requiring one year of audited financial statements and pro forma financial information.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2020 and 2019
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$166,355	$166,641	$155,998	6.6%	6.8%
Warehouse services	221,669	220,414	209,595	5.8%	5.2%
Total warehouse segment revenues	388,024	387,055	365,593	6.1%	5.9%

Power	27,145	27,210	26,356	3.0%	3.2%
Other facilities costs (2)	35,752	35,750	29,529	21.1%	21.1%
Labor	166,491	165,601	162,014	2.8%	2.2%
Other services costs (3)	30,880	30,898	34,286	(9.9)%	(9.9)%
Total warehouse segment cost of operations	$260,268	$259,459	$252,185	3.2%	2.9%

Warehouse segment contribution (NOI)	$127,756	$127,596	$113,408	12.7%	12.5%
Warehouse rent and storage contribution (NOI) (4)	$103,458	$103,681	$100,113	3.3%	3.6%
Warehouse services contribution (NOI) (5)	$24,298	$23,915	$13,295	82.8%	79.9%

Total warehouse segment margin	32.9%	33.0%	31.0%	190 bps	195 bps
Rent and storage margin(6)	62.2%	62.2%	64.2%	-198 bps	-196 bps
Warehouse services margin(7)	11.0%	10.9%	6.3%	462 bps	451 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $3.4 million and $3.1 million, on an actual basis, for the third quarter of 2020 and 2019, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.2 million and $2.7 million, on an actual basis, for the third quarter of 2020 and 2019, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $388.0 million for the three months ended September 30, 2020, an increase of $22.4 million, or 6.1%, compared to $365.6 million for the three months ended September 30, 2019. On a constant currency basis, our warehouse segment revenues were $387.1 million for the three months ended September 30, 2020, an increase of $21.5 million, or 5.9%, from the three months ended September 30, 2019. Approximately $20.6 million of the increase, on an actual currency basis, was primarily driven by acquisitions completed during 2019 and 2020, including the growth experienced period-over-period during overlapping periods of ownership. We acquired seven warehouse facilities as a result of the MHW, Newport, and Nova Cold acquisitions subsequent to the third quarter of 2019. As a result, these seven facilities are reflected in the entirety of the current period but none of the comparable prior period. Additionally, we acquired three facilities on August 31, 2020 as a result of the AM-C Warehouses and Caspers transactions. During the third quarter of 2020, revenue growth was also due to contractual rate escalations and growth in fixed commitment storage contracts. Higher than seasonal grocery demand within the retail sector due to the COVID-19 pandemic continued into the third quarter of 2020. This was offset by the decline in the holdings and throughput of protein commodities. The protein industry has been significantly impacted by COVID-19 outbreaks which has impacted our holdings and throughput. Additionally, during the third quarter of 2020, the consumption in food services continued to increase as re-opening plans progressed, but at a much lower level when compared to the prior year. Finally, growth in revenue was attributable to new business, and increased volume in our Australia and Argentina facilities driven by the impact of COVID-19 within those markets. The foreign currency translation of revenues earned by our foreign operations had a net $1.0 million favorable impact during the three months ended September 30, 2020, which was mainly driven by the weakening of the U.S. dollar against the Australian dollar, partially offset by the strengthening of the U.S. dollar over the Argentinian peso.
Warehouse segment cost of operations was $260.3 million for the three months ended September 30, 2020, an increase of $8.1 million, or 3.2%, compared to the three months ended September 30, 2019. On a constant currency basis, our warehouse segment cost of operations was $259.5 million for the three months ended September 30, 2020, an increase of $7.3 million, or 2.9%, from the three months ended September 30, 2019. Approximately $12.2 million of the increase, on an actual basis, was driven by the additional ten facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we continued to incur increases in our cost of operations in response to COVID-19. These incremental COVID-19 expenses include higher sanitation costs of $0.9 million and higher personal protective equipment (“PPE”) costs of $0.3 million. We have experienced certain inefficiencies due to social distancing, staggered schedules, and other changes to processes, which also contributed to the increase in costs. The prior comparable period included a $3.4 million health care insurance expense charge driven by the volume and severity of individual large claims, and start up costs associated with our expansion of the Rochelle facility, neither of which recurred during the three months ended September 30, 2020. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $0.8 million unfavorable impact during the three months ended September 30, 2020.
For the three months ended September 30, 2020, warehouse segment contribution (NOI), increased $14.3 million, or 12.7%, to $127.8 million for the third quarter of 2020 compared to $113.4 million for the third quarter of 2019. The foreign currency translation of our results of operations had a $0.2 million favorable impact to the warehouse segment contribution period-over-period due to the weakening of the U.S. dollar. On a constant currency basis, warehouse segment NOI increased 12.5%. Approximately $8.4 million of the increase, on an actual basis, was primarily driven by the addition of ten facilities in the warehouse segment as a result of the aforementioned acquisitions, and the growth and modest synergies experienced period-over-period during overlapping periods of ownership for sites acquired during the first three quarters of 2019. The increase was also due to the health care insurance and Rochelle start up costs incurred in the prior comparable period, and was partially offset by the COVID-19 cost of response efforts to maintain the health and safety of our employees.
Same Store and Non-Same Store Analysis
We had 135 same stores for the three months ended September 30, 2020. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to AM-C Warehouses, Caspers, Cloverleaf, Lanier, MHW, Newport, Nova Cold and PortFresh are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of same store sites	135		135	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$127,551	$127,816	$125,824	1.4%	1.6%
Warehouse services	169,514	168,233	166,639	1.7%	1.0%
Total same store revenues	297,065	296,049	292,463	1.6%	1.2%
Same store cost of operations:
Power	19,222	19,286	20,120	(4.5)%	(4.1)%
Other facilities costs	27,387	27,389	24,545	11.6%	11.6%
Labor	129,438	128,535	130,763	(1.0)%	(1.7)%
Other services costs	21,308	21,325	24,836	(14.2)%	(14.1)%
Total same store cost of operations	$197,355	$196,535	$200,264	(1.5)%	(1.9)%

Same store contribution (NOI)	$99,710	$99,514	$92,199	8.1%	7.9%
Same store rent and storage contribution (NOI)(2)	$80,942	$81,141	$81,159	(0.3)%	—%
Same store services contribution (NOI)(3)	$18,768	$18,373	$11,040	70.0%	66.4%

Total same store margin	33.6%	33.6%	31.5%	204 bps	209 bps
Same store rent and storage margin(4)	63.5%	63.5%	64.5%	-104 bps	-102 bps
Same store services margin(5)	11.1%	10.9%	6.6%	445 bps	430 bps

	Three Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of non-same store sites	40		30	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$38,804	$38,825	$30,174	28.6%	28.7%
Warehouse services	52,155	52,181	42,956	21.4%	21.5%
Total non-same store revenues	90,959	91,006	73,130	24.4%	24.4%
Non-same store cost of operations:
Power	7,923	7,924	6,236	27.1%	27.1%
Other facilities costs	8,365	8,361	4,984	67.8%	67.8%
Labor	37,053	37,066	31,251	18.6%	18.6%
Other services costs	9,572	9,573	9,450	1.3%	1.3%
Total non-same store cost of operations	$62,913	$62,924	$51,921	21.2%	21.2%

Non-same store contribution (NOI)	$28,046	$28,082	$21,209	32.2%	32.4%
Non-same store rent and storage contribution (NOI)(2)	$22,516	$22,540	$18,954	18.8%	18.9%
Non-same store services contribution (NOI)(3)	$5,530	$5,542	$2,255	145.2%	145.8%

Total non-same store margin	30.8%	30.9%	29.0%	183 bps	186 bps
Non-same store rent and storage margin(4)	58.0%	58.1%	62.8%	-479 bps	-476 bps
Non-same store services margin(5)	10.6%	10.6%	5.2%	535 bps	537 bps

	Three Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Total warehouse segment revenues	$388,024	$387,055	$365,593	6.1%	5.9%
Total warehouse cost of operations	$260,268	$259,459	$252,185	3.2%	2.9%
Total warehouse segment contribution	$127,756	$127,596	$113,408	12.7%	12.5%
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
(5)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
Units in thousands except per pallet and site number data - unaudited	2020	2019
Number of same store sites	135	135	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,381	2,382	—%
Economic occupancy percentage	78.6%	78.7%	-13 bps
Same store rent and storage revenues per economic occupied pallet	$53.58	$52.82	1.4%
Constant currency same store rent and storage revenues per economic occupied pallet	$53.69	$52.82	1.6%

Physical occupancy(2)
Average physical occupied pallets	2,130	2,261	(5.8)%
Average physical pallet positions	3,030	3,027	0.1%
Physical occupancy percentage	70.3%	74.7%	-442 bps
Same store rent and storage revenues per physical occupied pallet	$59.89	$55.64	7.6%
Constant currency same store rent and storage revenues per physical occupied pallet	$60.02	$55.64	7.9%

Same store warehouse services:
Throughput pallets (in thousands)	6,286	6,538	(3.9)%
Same store warehouse services revenues per throughput pallet	$26.97	$25.49	5.8%
Constant currency same store warehouse services revenues per throughput pallet	$26.76	$25.49	5.0%

Number of non-same store sites	40	30	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	763	616	23.9%
Economic occupancy percentage	73.1%	80.6%	-747 bps

Physical occupancy(2)
Average physical occupied pallets	719	596	20.7%
Average physical pallet positions	1,044	765	36.5%
Physical occupancy percentage	68.9%	77.9%	-901 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	1,633	1,437	13.6%
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

Economic occupancy at our same stores was 78.6% for the three months ended September 30, 2020, and decreased 13 basis points compared to 78.7% for the three months ended September 30, 2019. We have increased our contractually committed pallet positions compared to the prior comparable period, maintaining our economic occupancy despite the decline in physical occupancy during the same comparative period. Our third quarter 2020 economic occupancy at our same stores was 829 basis points higher than our corresponding average physical occupancy of 70.3%. The decrease of 442 basis points in average physical occupancy compared to 74.7% for the three months ended September 30, 2019 was driven by supply chain fluctuations caused by the COVID-19 pandemic.
Same store rent and storage revenues per economic occupied pallet increased 1.4% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 1.6% period-over-period.
Throughput pallets at our same stores were 6.3 million pallets for the three months ended September 30, 2020, a decrease of 3.9% from the three months ended September 30, 2019. This decrease was primarily attributable to decreased throughput from protein commodity customers and food service providers, partially offset by increased demand from our grocery retail sector due to COVID-19. Same store warehouse services revenues per throughput pallet increased 5.8% period-over-period, as a result of a more favorable customer mix, contractual rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging and contractual rate escalations, paired with favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 5.0% from the three months ended September 30, 2019.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of managed sites	10		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$75,338	$75,197	$62,846	19.9%	19.7%
Third-party managed cost of operations	71,945	71,816	60,263	19.4%	19.2%
Third-party managed segment contribution	$3,393	$3,381	$2,583	31.4%	30.9%

Third-party managed margin	4.5%	4.5%	4.1%	39 bps	39 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $75.3 million for the three months ended September 30, 2020, an increase of $12.5 million, or 19.9%, compared to $62.8 million for the three months ended September 30, 2019. This increase was a result of higher business volume in our domestic and foreign managed operations due to the consumer demand shift to retail and the favorable impact of foreign currency translation related to our Australian managed revenues. This was partially offset by the slight impact from the exit of a domestic managed site during the third quarter of 2019 and the exit of a Canadian managed site during the later part of the third quarter of 2020.
Third-party managed cost of operations was $71.9 million for the three months ended September 30, 2020, an increase of $11.7 million, or 19.4%, compared to $60.3 million for the three months ended September 30, 2019. Third-party managed cost of operations increased as a result of the revenue trends described above.

Third-party managed segment contribution (NOI) was $3.4 million for the three months ended September 30, 2020, an increase of $0.8 million, or 31.4%, compared to $2.6 million for the three months ended September 30, 2019.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$34,096	$34,124	$35,685	(4.5)%	(4.4)%

Brokered transportation	24,909	24,954	25,616	(2.8)%	(2.6)%
Other cost of operations	5,000	4,979	5,429	(7.9)%	(8.3)%
Total transportation cost of operations	29,909	29,933	31,045	(3.7)%	(3.6)%
Transportation segment contribution (NOI)	$4,187	$4,191	$4,640	(9.8)%	(9.7)%

Transportation margin	12.3%	12.3%	13.0%	-72 bps	-72 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $34.1 million for the three months ended September 30, 2020, a decrease of $1.6 million, or 4.5%, compared to $35.7 million for the three months ended September 30, 2019. The decrease was primarily driven by the exit of certain international transportation business. This was partially offset by an increase in volume from new business domestically.
Transportation cost of operations was $29.9 million for the three months ended September 30, 2020, a decrease of $1.1 million, or 3.7%, compared to $31.0 million for the three months ended September 30, 2019. The exit of certain international transportation referenced above led to a decline in transportation cost of operations for the segment.
Transportation segment contribution (NOI) was $4.2 million for the three months ended September 30, 2020, a decrease of 9.8% compared to the three months ended September 30, 2019. Transportation segment margin decreased 72 basis points from the three months ended September 30, 2019, to 12.3% from 13.0%. The decrease in margin was primarily due to the exit of certain international transportation business.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $53.6 million for the three months ended September 30, 2020, an increase of $8.5 million, or 18.9%, compared to $45.1 million for the three months ended September 30, 2019. This increase was primarily due to the acquisitions in 2019 and 2020, as well as the Rochelle expansion completed during the second quarter of 2019 and Savannah development that was placed into service during the second quarter of 2020.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $36.0 million for the three months ended September 30, 2020, a increase of $3.5 million, or 10.8%, compared to $32.5 million for the three months ended September 30, 2019. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by higher share-based compensation expense, higher payroll and benefits related to additional investments to support our expanded development pipeline and higher executive management headcount and higher professional fees. This is partially offset by lower travel costs due to the ongoing COVID-19 pandemic and related travel restrictions paired with net synergies realized from recently completed acquisitions.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $5.3 million for the three months ended September 30, 2020, an increase of $1.5 million compared to the three months ended September 30, 2019. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the three months ended September 30, 2020, we incurred $4.9 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the recently announced Agro Merchants acquisition. During the three months ended September 30, 2019, we incurred $2.7 million of acquisition related expenses primarily composed of employee retention, professional fees and integration related costs in connection with the Cloverleaf acquisition and other potential acquisitions. Additionally, we incurred $1.0 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf acquisition and realignment of our international operations.
Impairment of long-lived assets. For the three months ended September 30, 2020 we recorded an impairment charge of $2.6 million due to the strategic decision to accelerate our exit of a managed facility and another managed facility that we plan to exit by the end of 2020. We recorded an impairment charge for the remaining net book value related to the long-lived assets, including building improvements and racking, which would not be removed prior to our exit of these facilities.
Other Expense and Income
The following table presents other items of income and expense for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Change
	2020	2019	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(23,066)	$(24,907)	(7.4)%
Interest income	$179	$1,798	(90.0)%
Foreign currency exchange loss	$(196)	$(43)	n/r
Other expense - net	$(1,083)	$(249)	n/r
Loss from investments in partially owned entities	$(98)	$(165)	(40.6)%
Gain from sale of partially owned entities	$—	$4,297	(100.0)
n/r: not relevant
Interest expense. Interest expense was $23.1 million for the three months ended September 30, 2020, a decrease of $1.8 million, or 7.4%, compared to $24.9 million for the three months ended September 30, 2019. The decrease was primarily due to the decrease in interest expense on the unhedged portion of our Senior Unsecured Term

Loan A Facility due to the decrease in the LIBOR rate. The effective interest rate of our outstanding debt has decreased from 4.59% in the third quarter of 2019 to 4.13% in the third quarter of 2020. This decrease is partially offset by the increase in interest expense incurred in connection with the increase in the senior unsecured term loan A which was expanded in March 2020 to fund the Nova Cold acquisition.
Interest income. Interest income of $0.2 million for the three months ended September 30, 2020 decreased by $1.6 million when compared to the $1.8 million reported for three months ended September 30, 2019. This change was primarily driven by a lower interest rate of 0.2% earned during the third quarter of 2020 as compared to 2.3% during the third quarter of 2019.
Other expense - net. Other expense - net of $1.1 million for the three months ended September 30, 2020 was primarily due to loss on various asset disposals.
Loss from investments in partially owned entities. During the first quarter of 2020, we entered into the Brazil JV for which we recorded a nominal amount as our portion of loss generated by SuperFrio for the third quarter of 2020. During the third quarter of 2019, we recorded a nominal amount as our portion of loss generated from the China JV of $0.2 million, prior to our disposition which also occurred during the third quarter of 2019.
Gain from sale of partially owned entities. During the third quarter of 2019, we sold our interest in the China JV which resulted in the $4.3 million gain.
Income Tax (Expense) Benefit
Income tax expense for the three months ended September 30, 2020 was $0.8 million, an increase of $7.8 million from an income tax benefit of $7.0 million for the three months ended September 30, 2019. The increase was primarily due to a non-recurring deferred tax benefit of $8.5 million associated with a deferred tax liability for the Cloverleaf and Lanier acquisitions recorded during the three months ended September 30, 2019 that became available to be used as a positive source of income for valuation allowance assessment purposes. This was offset by approximately $0.7 million of a decrease in tax expense for the three months ended September 30, 2020 primarily due to a non-recurring lease termination cost incurred by one of our Canadian operations.

Comparison of Results for the Nine Months Ended September 30, 2020 and 2019
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$492,328	$496,019	$424,403	16.0%	16.9%
Warehouse services	649,175	654,138	569,036	14.1%	15.0%
Total warehouse segment revenues	1,141,503	1,150,157	993,439	14.9%	15.8%

Power	68,918	69,479	61,738	11.6%	12.5%
Other facilities costs (2)	102,499	103,354	83,545	22.7%	23.7%
Labor	502,087	506,345	443,346	13.2%	14.2%
Other services costs (3)	93,338	94,027	86,766	7.6%	8.4%
Total warehouse segment cost of operations	$766,842	$773,205	$675,395	13.5%	14.5%

Warehouse segment contribution (NOI)	$374,661	$376,952	$318,044	17.8%	18.5%
Warehouse rent and storage contribution (NOI) (4)	$320,911	$323,186	$279,120	15.0%	15.8%
Warehouse services contribution (NOI) (5)	$53,750	$53,766	$38,924	38.1%	38.1%

Total warehouse segment margin	32.8%	32.8%	32.0%	81 bps	76 bps
Rent and storage margin(6)	65.2%	65.2%	65.8%	-59 bps	-61 bps
Warehouse services margin(7)	8.3%	8.2%	6.8%	144 bps	138 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.2 million and $9.4 million, on an actual basis, for the nine months ended September 30, 2020 and 2019, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $7.5 million and $8.7 million, on an actual basis, for the nine months ended September 30, 2020 and 2019, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1,141.5 million for the nine months ended September 30, 2020, an increase of $148.1 million, or 14.9%, compared to $993.4 million for the nine months ended September 30, 2019. On a constant currency basis, our warehouse segment revenues were $1,150.2 million for the nine months ended September 30, 2020, an increase of $156.7 million, or 15.8%, from the nine months ended September 30, 2019. Approximately $130.5 million of the increase, on an actual currency basis, was primarily driven by acquisitions completed during 2019 and 2020, including the growth experienced period-over-period during overlapping periods of ownership. We acquired 23 warehouse facilities as a result of the Cloverleaf and Lanier acquisitions on May 1, 2019 and one facility as a result of the PortFresh acquisition on February 1, 2019, and therefore did not have ownership of these facilities during the entirety of the comparable prior period. In addition, we acquired seven warehouse facilities as a result of the MHW, Newport, and Nova Cold acquisitions subsequent to the third quarter of 2019. As a result, these seven facilities are reflected in the entirety of the current period but none of the comparable period. Finally, we acquired three facilities on August 31, 2020 as a result of the AM-C Warehouses and Caspers transactions. Throughout 2020 revenue growth has been driven by higher than seasonal grocery demand within the retail sector due to the COVID-19 pandemic. Increased purchases in the retail sector due to higher consumer grocery demand generated higher throughput pallets. However, this is partially offset by decreased consumption in the food services sector due to stay-at-home orders and continued social distancing resulted in lower services revenue due to the shift in demand. Later in the second quarter of 2020, the food service sector volumes began to increase as re-opening plans were implemented but still significantly lower than the prior comparable period. The increase was also partially due to higher economic occupancy from higher commodity holdings and a slowdown in food service activity and exports. The foreign currency translation of revenues earned by our foreign operations had a $8.7 million unfavorable impact during the nine months ended September 30, 2020, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar, New Zealand dollar and Argentinian peso.
Warehouse segment cost of operations was $766.8 million for the nine months ended September 30, 2020, an increase of $91.4 million, or 13.5%, compared to the nine months ended September 30, 2019. On a constant currency basis, our warehouse segment cost of operations was $773.2 million for the nine months ended September 30, 2020, an increase of $97.8 million, or 14.5%, from the nine months ended September 30, 2019. Approximately $81.7 million of the increase, on an actual basis, was primarily driven by the additional facilities we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations in response to COVID-19. We undertook initiatives to ensure the health and safety of our employees, incurring higher costs for items such as labor, due to social distancing requirements, cleaning and sanitation supplies, and other PPE. These incremental COVID-19 expenses include higher sanitation costs of $2.2 million and higher personal protective equipment (“PPE”) costs of $0.7 million for the nine months ended September 30, 2020. During the second quarter of 2020, we also paid a front-line appreciation bonus to our associates in recognition of their dedication and efforts during the COVID-19 pandemic, which totaled $4.3 million. This is partially offset by cost control measures through our Americold Operating System. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a $6.4 million favorable impact during the nine months ended September 30, 2020.
For the nine months ended September 30, 2020, warehouse segment contribution (NOI), increased $56.6 million, or 17.8%, to $374.7 million for the nine months ended September 30, 2020, compared to $318.0 million for the nine months ended September 30, 2019. The foreign currency translation of our results of operations had a $2.3 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased 18.5%. Approximately $48.8 million of the increase, on an actual basis, was primarily driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The remainder of the increase was driven by improvements in our core business, same store economic occupancy growth, and disciplined cost controls through the Americold Operating System of our power and other services costs, which allowed us to generate higher contribution margins. The increases were partially offset by the currency translation impact of the strengthening of the U.S. dollar, the appreciation bonus paid to front-line associates to recognize the efforts of our associates during the COVID-19 pandemic and the increase in costs related to the COVID-19 response efforts to maintain the health and safety of our employees.
Same Store and Non-Same Store Analysis
We had 135 same stores for the nine months ended September 30, 2020. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to AM-C Warehouses, Caspers, Cloverleaf, Lanier, MHW, Newport, Nova Cold and PortFresh are reflected within non-same store results.

The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of same store sites	135		135	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$378,390	$381,754	$365,551	3.5%	4.4%
Warehouse services	495,785	500,499	485,737	2.1%	3.0%
Total same store revenues	874,175	882,253	851,288	2.7%	3.6%
Same store cost of operations:
Power	49,131	49,650	51,224	(4.1)%	(3.1)%
Other facilities costs	79,293	80,038	71,974	10.2%	11.2%
Labor	390,623	394,723	383,543	1.8%	2.9%
Other services costs	64,907	65,555	70,156	(7.5)%	(6.6)%
Total same store cost of operations	$583,954	$589,966	$576,897	1.2%	2.3%

Same store contribution (NOI)	$290,221	$292,287	$274,391	5.8%	6.5%
Same store rent and storage contribution (NOI)(2)	$249,966	$252,066	$242,353	3.1%	4.0%
Same store services contribution (NOI)(3)	$40,255	$40,221	$32,038	25.6%	25.5%

Total same store margin	33.2%	33.1%	32.2%	97 bps	90 bps
Same store rent and storage margin(4)	66.1%	66.0%	66.3%	-24 bps	-27 bps
Same store services margin(5)	8.1%	8.0%	6.6%	152 bps	144 bps

	Nine Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of non-same store sites	40		30	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$113,938	$114,265	$58,852	93.6%	94.2%
Warehouse services	153,390	153,639	83,299	84.1%	84.4%
Total non-same store revenues	267,328	267,904	142,151	88.1%	88.5%
Non-same store cost of operations:
Power	19,787	19,829	10,514	88.2%	88.6%
Other facilities costs	23,206	23,316	11,571	100.6%	101.5%
Labor	111,464	111,622	59,803	86.4%	86.6%
Other services costs	28,431	28,472	16,610	71.2%	71.4%
Total non-same store cost of operations	$182,888	$183,239	$98,498	85.7%	86.0%

Non-same store contribution (NOI)	$84,440	$84,665	$43,653	93.4%	94.0%
Non-same store rent and storage contribution (NOI)(2)	$70,945	$71,120	$36,767	93.0%	93.4%
Non-same store services contribution (NOI)(3)	$13,495	$13,545	$6,886	96.0%	96.7%

Total non-same store margin	31.6%	31.6%	30.7%	88 bps	89 bps
Non-same store rent and storage margin(4)	62.3%	62.2%	62.5%	-21 bps	-23 bps
Non-same store services margin(5)	8.8%	8.8%	8.3%	53 bps	55 bps

	Nine Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Total warehouse segment revenues	$1,141,503	$1,150,157	$993,439	14.9%	15.8%
Total warehouse cost of operations	$766,842	$773,205	$675,395	13.5%	14.5%
Total warehouse segment contribution	$374,661	$376,952	$318,044	17.8%	18.5%
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
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Nine Months Ended September 30,
Units in thousands except per pallet and site number data - unaudited	2020	2019	Change
Number of same store sites	135	135	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,417	2,355	2.6%
Economic occupancy percentage	79.8%	77.8%	201 bps
Same store rent and storage revenues per economic occupied pallet	$156.57	$155.25	0.9%
Constant currency same store rent and storage revenues per economic occupied pallet	$157.96	$155.25	1.7%

Physical occupancy(2)
Average physical occupied pallets	2,190	2,232	(1.9)%
Average physical pallet positions	3,028	3,027	0.1%
Physical occupancy percentage	72.3%	73.7%	-142 bps
Same store rent and storage revenues per physical occupied pallet	$172.80	$163.81	5.5%
Constant currency same store rent and storage revenues per physical occupied pallet	$174.34	$163.81	6.4%

Same store warehouse services:
Throughput pallets (in thousands)	18,890	19,170	(1.5)%
Same store warehouse services revenues per throughput pallet	$26.25	$25.34	3.6%
Constant currency same store warehouse services revenues per throughput pallet	$26.49	$25.34	4.6%

Number of non-same store sites	40	30	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	772	404	91.0%
Economic occupancy percentage	76.1%	80.7%	-464 bps

Physical occupancy(2)
Average physical occupied pallets	740	391	89.3%
Average physical pallet positions	1,015	501	102.7
Physical occupancy percentage	72.9%	78.0%	-514 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	4,943	2,692	83.6%
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

Economic occupancy at our same stores was 79.8% for the nine months ended September 30, 2020, an increase of 201 basis points compared to 77.8% for the nine months ended September 30, 2019. This change was primarily the result of an increase in fixed storage contracts. Our economic occupancy at our same stores was 750 basis points higher than our corresponding average physical occupancy of 72.3%. The decrease of 142 basis points in average physical occupancy compared to 73.7% for the nine months ended September 30, 2019 was partially driven by higher protein occupancy and higher food service business occupancy due to “stay-at-home” orders as well as port congestion as a result of COVID-19, which generated lower throughput of inventory within our warehouses. This was partially offset by the decline in physical occupancy related to the retail products as a result of higher grocery demand related to COVID-19.
Same store rent and storage revenues per economic occupied pallet increased 0.9% period-over-period, primarily driven by a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, partially offset by unfavorable foreign currency translation, which was largely driven by the strengthening of the U.S. dollar. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 1.7% period-over-period.
Throughput pallets at our same stores were 18.9 million pallets for the nine months ended September 30, 2020, a slight decrease of 1.5% from the nine months ended September 30, 2019. This decrease was the result of the COVID related impacts in various sectors and commodities, including the initial surge and ongoing elevated demand from our grocery retail sector, offset by the decrease in throughput in the food service sector and protein commodity. Same store warehouse services revenues per throughput pallet increased 3.6% period-over-period, primarily as a result of a more favorable customer mix, increase in higher priced value-added services such as case-picking, blast freezing and repackaging and contractual rate escalations, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 4.5% from the nine months ended September 30, 2019.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of managed sites	10		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$213,213	$213,829	$188,497	13.1%	13.4%
Third-party managed cost of operations	202,752	203,332	179,851	12.7%	13.1%
Third-party managed segment contribution	$10,461	$10,497	$8,646	21.0%	21.4%

Third-party managed margin	4.9%	4.9%	4.6%	32 bps	32 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $213.2 million for the nine months ended September 30, 2020, an increase of $24.7 million, or 13.1%, compared to $188.5 million for the nine months ended September 30, 2019. On a constant currency basis, third-party managed revenues were $213.8 million for the nine months ended September 30, 2020, an increase of $25.3 million, or 13.4%, from the nine months ended September 30, 2019. This increase was a result of the addition of one managed site in connection with the Cloverleaf Acquisition on May 1, 2019 and higher business volume in our domestic and Australia managed operations. This increase was partially offset by the unfavorable impact of foreign currency translation related to our Canadian and Australian managed revenues, and the impacts from the exit of two domestic managed sites during 2019.
Third-party managed cost of operations was $202.8 million for the nine months ended September 30, 2020, an increase of $22.9 million, or 12.7%, compared to $179.9 million for the nine months ended September 30, 2019. On a constant currency basis, third-party managed cost of operations was $203.3 million for the nine months ended September 30, 2020, an increase of $23.5 million, or 13.1%, from the nine months ended September 30, 2019. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $10.5 million for the nine months ended September 30, 2020, an increase of $1.8 million, or 21.0%, compared to $8.6 million for the nine months ended September 30, 2019. On a constant currency basis, third-party managed segment contribution (NOI) was $10.5 million for the nine months ended September 30, 2020, an increase of $1.9 million, or 21.4%.
Transportation Segment
The following table presents the operating results of our transportation segment for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$104,874	$106,559	$109,273	(4.0)%	(2.5)%

Brokered transportation	76,359	77,783	78,805	(3.1)%	(1.3)%
Other cost of operations	14,751	14,827	17,266	(14.6)%	(14.1)%
Total transportation cost of operations	91,110	92,610	96,071	(5.2)%	(3.6)%
Transportation segment contribution (NOI)	$13,764	$13,949	$13,202	4.3%	5.7%

Transportation margin	13.1%	13.1%	12.1%	104 bps	101 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business, including multi-vendor consolidation offerings. Transportation revenues were $104.9 million for the nine months ended September 30, 2020, a decrease of $4.4 million, or 4.0%, compared to $109.3 million for the nine months ended September 30, 2019. The decrease was primarily driven by the exit of certain low-margin international and domestic transportation business, paired with the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Cloverleaf Acquisition, which contributed approximately $2.7 million during the nine months ended September 30, 2020. On a constant currency basis, transportation revenues were $106.6 million for the nine months ended September 30, 2020, a decrease of $2.7 million, or 2.5%, from the nine months ended September 30, 2019.
Transportation cost of operations was $91.1 million for the nine months ended September 30, 2020, a decrease of $5.0 million, or 5.2%, compared to $96.1 million for the nine months ended September 30, 2019. On a constant currency basis, transportation cost of operations was $92.6 million for the nine months ended September 30, 2020, a decrease of $3.5 million, or 3.6%, from the nine months ended September 30, 2019. The strategic shift referenced above paired with the impact of the foreign currency translation of our international costs led to a decline in transportation cost of operations for the segment. The decrease was partially offset by the related cost associated with transportation operations from the Cloverleaf Acquisition.
Transportation segment contribution (NOI) was $13.8 million for the nine months ended September 30, 2020, an increase of 4.3% compared to the nine months ended September 30, 2019. Transportation segment margin increased 104 basis points from the nine months ended September 30, 2019, to 13.1% from 12.1%. The increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business. Additionally, the increase is driven by four additional months in 2020 of operations from the Cloverleaf Acquisition, paired with improvements in operating margins for the Cloverleaf transportation business for the nine months ended 2020. On a constant currency basis, transportation segment contribution was $13.9 million for the nine months ended September 30, 2020, an increase of 5.7% compared to the nine months ended September 30, 2019.
Quarry Segment
The following table presents the operating results of our quarry segment for the nine months ended September 30, 2020 and 2019. The Quarry segment was sold on July 1, 2020, resulting in an impairment charge of $3.7 million during the three months ended June 30, 2020.

	Nine Months Ended September 30,		Change
	2020	2019	%
	(Dollars in thousands)
Quarry revenues	$4,459	$6,512	(31.5)%
Quarry cost of operations	4,286	5,901	(27.4)%
Quarry segment contribution (NOI)	$173	$611	(71.7)%

Quarry margin	3.9%	9.4%	(58.6)%
Quarry revenues were $4.5 million for the nine months ended September 30, 2020, a decrease of $2.1 million compared to $6.5 million for the nine months ended September 30, 2019. The decrease is primarily due to the disposition of this segment on July 1, 2020.
Quarry cost of operations was $4.3 million for the nine months ended September 30, 2020, a decrease of $1.6 million, or 27.4%, compared to $5.9 million for the nine months ended September 30, 2019. The decrease is primarily due to the disposition of this segment on July 1, 2020.
Quarry segment contribution (NOI) was $0.2 million for the nine months ended September 30, 2020, a decrease of $0.4 million from the nine months ended September 30, 2019, due to the reasons listed above.
Other Consolidated Operating Expenses
Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was $157.6 million for the nine months ended September 30, 2020, an increase of $42.0 million, or 36.3%, compared to $115.6 million for the nine months ended September 30, 2019. This increase was primarily due to the acquisitions in 2019 and 2020, as well as the Rochelle expansion facility which was placed into service during the second quarter of 2019 and the Savannah expansion that was completed during 2020.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $105.2 million for the nine months ended September 30, 2020, an increase of $8.9 million, or 9.3%, compared to $96.3 million for the nine months ended September 30, 2019. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was primarily driven by higher share-based compensation expense and higher payroll and benefits related to additional investments to support our expanded development pipeline, partially offset by lower travel costs due to the ongoing COVID-19 pandemic and related travel restrictions and synergies realized from acquisitions.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $9.8 million for the nine months ended September 30, 2020, a decrease of $20.5 million compared to the nine months ended September 30, 2019. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational transformation, non-offering related equity issuance expenses and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. Additionally, we view these costs as having a high level of variability from period-to-period, and therefore, in order to enhance our disclosure and provide greater transparency, we have isolated them from selling, general and administrative expenses. During the nine months ended September 30, 2020, we incurred $8.3 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the recently announced Agro Merchants Acquisition, and employee retention. Additionally, we incurred $1.0 million of severance primarily related to reduction in headcount as a result of the synergies from acquisitions, and partially related to realignment of our international operations during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we incurred $10 million in investment advisory fees related to the Cloverleaf and Lanier acquisitions. Other professional fees, integration costs and employee retention expenses incurred in connection with completed and potential acquisitions totaled $9.1 million for the nine months ended September 30, 2019. In addition, we incurred $4.3 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees and $3.6 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and organizational transformation of our international operations. We also incurred $1.4 million of litigation related professional fees and $1.3 million of costs in connection with the secondary offering of common shares on behalf of our significant shareholders in March 2019, for which we received no proceeds.
Impairment of long-lived assets. For the nine months ended September 30, 2020, we recorded impairment charges of $6.3 million, which included a $3.7 million impairment charge related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020, and an impairment charge of $2.6 million related to the remaining net book value of assets due to the exit of two leased managed facilities during 2020. For the nine months ended September 30, 2019, we recorded impairment charges of $13.5 million. During the first quarter of 2019, management and our Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of 75% of the current warehouse, which was unused. As a result of this initiative, we recorded an impairment charge of $9.6 million. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. Each of these impaired assets previously mentioned related to the Warehouse segment. As previously discussed, during the second quarter of 2019, management determined that certain international transportation related assets were going to be idled and we recorded an impairment charge of $0.9 million as a result.
Gain from sale of real estate. For the nine months ended September 30, 2020, we recorded a $21.4 million gain from the sale of real estate. On January 31, 2020, we received official notice from a customer to exercise its contractual call option to purchase land from us in Sydney, Australia, which we previously purchased for future development. We received sale proceeds upon exercise of the call option during the first quarter of 2020, resulting in a $2.5 million gain on sale. Additionally, on June 19, 2020, we completed the sale of a facility in our

Warehouse segment, and began to transition the business to other nearby facilities, resulting in a $19.4 million gain from sale of real estate.
Other Expense and Income
The following table presents other items of income and expense for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,		Change
	2020	2019	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(70,114)	$(70,581)	(0.7)%
Interest income	$1,027	$5,206	(80.3)%
Bridge loan commitment fees	$—	$(2,665)	(100.0)%
Loss on debt extinguishment and modification	$(781)	$—	100.0%
Foreign currency exchange loss	$(373)	$(66)	n/r
Other expense - net	$(168)	$(1,007)	n/r
Loss from investments in partially owned entities	$(254)	$(111)	128.8%
Gain from sale of partially owned entities	$—	$4,297	(100.0)%
n/r: not relevant
Interest expense. Interest expense was $70.1 million for the nine months ended September 30, 2020, a decrease of $0.5 million, or 0.7%, compared to $70.6 million for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in interest expense on the unhedged portion of our Senior Unsecured Term Loan A Facility due to the decrease in the LIBOR rate. This was offset by the increase in the senior unsecured term loan A which was expanded in March 2020 to fund the Nova Cold acquisition and the private placement of $350.0 million aggregate principal amount of Series C senior unsecured notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. The effective interest rate of our outstanding debt has decreased from 5.00% for the nine months ended September 30, 2019 to 4.19% for the nine months ended September 30, 2020, however, outstanding principal has increased from $1.7 billion as of September 30, 2019 to $1.8 billion as of September 30, 2020.
Interest income. Interest income was $1.0 million for the nine months ended September 30, 2020, a decrease of $4.2 million when compared to the $5.2 million reported for the nine months ended September 30, 2019. This change was primarily driven by a lower interest rate of 0.62% earned during the nine months ended September 30, 2020 as compared to 2.4% during the nine months ended September 30, 2019.
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
Foreign currency exchange loss. We reported a $0.4 million foreign currency exchange loss for the nine months ended September 30, 2020 as compared to a nominal foreign currency exchange loss for the nine months ended September 30, 2019. The periodic re-measurement of intercompany payables with quarterly settlement denominated in U.S. dollars resulted in a foreign currency exchange loss during the nine months ended September 30, 2020 as the U.S. dollar strengthened against the Australian dollar.

Other expense - net. During the nine months ended September 30, 2020, we reported other expense of $0.2 million, compared to other expense of $1.0 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, other expense was mainly due to a net loss from asset disposals, offset by a lease restoration payment received from a tenant in one of our facilities. During the nine months ended September 30, 2019, other expense was mainly due to pension non-service costs. These costs have decreased during the nine months ended September 30, 2020 as compared to the prior year.
Loss from investments in partially owned entities. During the nine months ended September 30, 2020, we entered into the Brazil JV for which we recorded $0.3 million as our portion of loss generated by SuperFrio. During the nine months ended September 30, 2019, we recorded a loss of $0.1 million related to the China JV, which we exited during the third quarter of 2019.
Gain from sale of partially owned entities. During the third quarter of 2019, we sold our interest in the China JV which resulted in the $4.3 million gain.
Income Tax (Expense) Benefit
Income tax expense for the nine months ended September 30, 2020 was $2.5 million, an increase of $9.9 million when compared to the $7.4 million benefit reported for the nine months ended September 30, 2019. This increase was primarily due to a non-recurring deferred tax benefit of $8.5 million associated with a deferred tax liability for the Cloverleaf acquisition recorded during the nine month period ended September 30, 2019 that became available to be used as a positive source of income for valuation allowance assessment purposes. The remainder of the increase is primarily due to an increase in tax expense for the nine months ended September 30, 2020 as a result of higher income generated by our domestic and foreign operations.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate impairment, acquisition, litigation and other, share-based compensation expense for the IPO retention grants, bridge loan commitment fees, loss on debt extinguishment and modification, foreign currency exchange loss and gain from sale of partially owned entities. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil JV is a strategic partnership which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$12,374	$27,091	$68,547	$27,353
Adjustments:
Real estate related depreciation and depletion	36,289	31,238	107,289	82,421
Net loss (gain) on sale of real estate, net of withholding taxes	427	—	(21,083)	34
Net loss on asset disposals	1,160	7	1,157	145
Impairment charges on certain real estate assets	—	—	3,181	12,555
Real estate depreciation on partially owned entities	—	232	—	790
Our share of reconciling items related to partially owned entities	111	—	267	—
NAREIT Funds from operations	50,361	58,568	159,358	123,298
Adjustments:
Net (gain) loss on sale of non-real estate assets	(100)	212	(517)	261
Non-real estate asset impairment	2,615	—	3,101	930
Acquisition, litigation and other	5,282	3,780	9,771	30,237
Share-based compensation expense, IPO grants	196	777	772	1,940
Bridge loan commitment fees	—	—	—	2,665
Loss on debt extinguishment and modifications	—	—	781	—
Foreign currency exchange loss	196	43	373	66
Gain from sale of partially owned entities	—	(4,297)	—	(4,297)
Our share of reconciling items related to partially owned entities	76	—	155	—
Core FFO applicable to common shareholders	58,626	59,083	173,794	155,100
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,203	1,526	3,945	4,504
Amortization of below/above market leases	39	38	115	114
Straight-line net rent	(87)	(150)	(304)	(438)
Deferred income taxes benefit	(1,284)	(7,809)	(4,353)	(12,221)
Share-based compensation expense, excluding IPO grants	4,373	2,593	12,568	7,253
Non-real estate depreciation and amortization	17,280	13,828	50,283	33,178
Non-real estate depreciation and amortization on partially owned entities	—	108	—	317
Maintenance capital expenditures (a)	(17,534)	(16,772)	(45,256)	(32,993)
Our share of reconciling items related to partially owned entities	125	—	203	—
Adjusted FFO applicable to common shareholders	$62,741	$52,445	$190,995	$154,814
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

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$12,374	$27,091	$68,547	$27,353
Adjustments:
Depreciation, depletion and amortization	53,569	45,065	157,572	115,598
Interest expense	23,066	24,907	70,114	70,581
Income tax expense (benefit)	819	(6,975)	2,105	(7,393)
Net loss (gain) on sale of real estate, net of withholding taxes	427	—	(21,083)	34
Adjustment to reflect share of EBITDAre of partially owned entities	293	519	590	1,726
NAREIT EBITDAre	$90,548	$90,607	$277,845	$207,899
Adjustments:
Acquisition, litigation, and other	5,282	3,780	9,771	30,237
Bridge loan commitment fees	—	—	—	2,665
Loss from investments in partially owned entities	98	165	254	111
Impairment of long-lived assets	2,615	—	6,282	13,485
Loss on foreign currency exchange	196	43	373	66
Share-based compensation expense	4,569	3,372	13,340	9,196
Loss on debt extinguishment and modifications	—	—	781	—
Net loss on sale of non-real estate assets	1,060	218	641	406
Gain from sale of partially owned entities	—	(4,297)	—	(4,297)
Reduction in EBITDAre from partially owned entities	(293)	(519)	(590)	(1,726)
Core EBITDA	$104,075	$93,369	$308,697	$258,042

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

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
•capital expenditures;
•debt service obligations; and
•quarterly shareholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the three or nine months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.
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
During the nine months ended September 30, 2020, there were 3,094,431 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $110.4 million. The proceeds were offset by $2.4 million of fees which were capitalized related to the ATM Equity Program. In addition, during the nine months ended September 30, 2020, the Company entered into forward sale agreements in connection with the 2020 ATM Equity Program to sell 4,346,101 common shares for gross proceeds of $162.2 million. Pursuant to the respective forward sale agreements, 2,429,104 common shares for gross proceeds of $89.6 million must be settled by July 1, 2021 and 1,916,997 common shares for gross proceeds of $72.6 million must be settled by September 1, 2021.
After considering the common shares issued during the second quarter of 2020 and the shares subject to the forward sale agreements entered into during the second and third quarter of 2020, the Company had approximately $227.4 million availability remaining for distribution under the ATM Equity Program as of September 30, 2020.
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
Our bad debt expense was $0.1 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we maintained bad debt allowances of approximately $12.5 million, which we believed to be adequate.

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
We declared the following dividends on its common shares during the nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

Nine Months Ended September 30, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2100	43,271	43,271
May (c)		—	(232)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	$0.2100	43,282	—
		$129,121	$124,025
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $42.6 million declared, see description to the right regarding timing of payment.
(c)Declared in May and included in the $43.3 million declared, see description to the right regarding timing of payment.

Nine Months Ended September 30, 2019
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2018)/January	$0.1875	$—	$28,218
December(a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March (b)			(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April			15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2000	38,764	38,764
May (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
August/October	$0.2000	38,795	—
		$107,794	$96,811
(a)Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.
(c)Declared in May and included in the $38.8 million declared, see description to the right regarding timing of payment.

Outstanding Indebtedness
The following table presents our outstanding indebtedness as of September 30, 2020 and December 31, 2019.

	Stated Maturity Date		Effective Interest Rate as of September 30, 2020(7)	Outstanding principal amount at
Indebtedness		Contractual Interest Rate		September 30, 2020	December 31, 2019
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$176,416	$181,443
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				278,416	283,443

Senior Unsecured Notes
Series A 4.68% notes due 2026	1/2026	4.68%	4.77%	200,000	200,000
Series B 4.86% notes due 2029	1/2029	4.86%	4.92%	400,000	400,000
Series C 4.10% notes due 2030	1/2030	4.10%	4.15%	350,000	350,000
Total Senior Unsecured Notes				950,000	950,000

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	2.64%	425,000	—
2020 Senior Unsecured Term Loan Tranche A-2(2)(6)	3/2025	C+0.95%	1.57%	187,675	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				612,675	—

2018 Senior Unsecured Term Loan A Facility(1)(4)	1/2023	L+1.00%	3.14%	—	475,000

Total principal amount of indebtedness				$1,841,091	$1,708,443
Less: unamortized deferred financing costs				(13,607)	(12,996)
Total indebtedness, net of unamortized deferred financing costs				$1,827,484	$1,695,447

2020 Senior Unsecured Revolving Credit Facility(3)(5)	3/2024	L+0.85%	0.23%	$—	N/A
2018 Senior Unsecured Revolving Credit Facility(1)(3)	01/2021	L+0.90%	0.36%	N/A	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of September 30, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4) During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of September 30, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2020.
(7) The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 4.13% and 4.57% as of September 30, 2020 and December 31, 2019, respectively.

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
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge for the Company’s investment in the recently completed Nova Cold acquisition. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of September 30, 2020, $7.4 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loan” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024, with the option to extend the maturity up to two times, each for a six-month period. In order to extend, the Company must not be in default, all representations and warranties must be in effect, obtain updated resolutions from loan parties, and an additional 6.25 bps extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of September 30, 2020, $6.3 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.
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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of September 30, 2020, the Company was in compliance with all debt covenants.

There were $21.0 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of September 30, 2020.
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
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and no longer in effect as of September 30, 2020.
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
As of September 30, 2020, we were in compliance with all debt covenants.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of September 30, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $4.0 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of September 30, 2020, we were in compliance with all debt covenants.
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
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies. We have investment grade ratings of BBB with a stable outlook from Fitch, BBB with an Under Review with Positive Implications outlook from DBRS Morningstar, and an investment grade rating of Baa3 with a stable outlook from Moody’s. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our Annual Report on Form 10-K.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic and preventative approach to maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$15,896	$15,172	$39,425	$27,474
Personal property	906	1,081	3,967	2,805
Information technology	732	519	1,864	2,714
Maintenance capital expenditures	$17,534	$16,772	$45,256	$32,993

Maintenance capital expenditures per cubic foot	$0.016	$0.016	$0.041	$0.030
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$7,333	$6,171	$21,278	$18,060
Personal property	7,368	7,879	22,766	23,899
Repair and maintenance expenses	$14,701	$14,050	$44,044	$41,959

Repair and maintenance expenses per cubic foot	$0.013	$0.013	$0.040	$0.039
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

Acquisitions
The acquisitions completed during the first quarter of 2020 relate to Newport and Nova Cold. The acquisitions completed during the third quarter of 2020 relate to AM-C Warehouses and Caspers. The acquisitions completed during the nine months ended September 30, 2019 relate to Cloverleaf, Lanier and PortFresh, and excludes amounts related to the assets under construction for expansion and development projects, further detailed below. The PortFresh acquisition cost included approximately $15.9 million allocated to land on which we are developing a new facility, and have classified within Expansion and development expenditures in order to reflect the total cost of the project. The Cloverleaf acquisition included approximately $16.0 million allocated to assets under construction which we have classified within Expansion and development expenditures in order to reflect the total cost of the projects discussed further below. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the nine months ended September 30, 2020 are primarily driven by $89.3 million related to our two fully-automated development sites for Ahold Delhaize, $28.8 million related to the ongoing Atlanta major markets strategy project, $14.8 million in construction costs related to our Savannah expansion site, which was completed during the second quarter of 2020 and $8.6 million related to the Auckland, New Zealand expansion project which was started during the second quarter of 2020. Subsequent to the acquisition of MHW, during the first quarter of 2020, we exercised our call option to purchase land from the holder of the ground lease for $4.1 million. We also invested an additional $2.2 million for the Rochelle facility, which was previously opened during the second quarter of 2019.
As a result of the Cloverleaf Acquisition on May 1, 2019, we acquired expansion projects which were substantially completed during 2019. We incurred an additional $2.9 million during the nine months ended September 30, 2020 for these expansion projects.
Expansion and development initiatives also include $12.4 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $11.5 million for contemplated future expansion or development projects.
The following table sets forth our external growth, expansion and development and capital expenditures for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$108,040	$(3,338)	$423,708	$1,326,663
Expansion and development initiatives	59,806	50,106	174,585	154,962
Information technology	2,189	1,147	5,169	3,198
Growth and expansion capital expenditures	$170,035	$47,915	$603,462	$1,484,823

Future Sources and Uses of Cash
On October 13, 2020 we announced that we entered into a definitive agreement to acquire privately held Agro from an investor group led by funds managed by Oaktree for a total of $1.74 billion. The acquisition is subject to customary and regulatory closing conditions and closing is expected to occur late in the fourth quarter of 2020 or early in the first quarter of 2021.
On October 15, 2020, we completed an underwritten registered public offering pursuant to forward sale agreements in which the forward purchasers borrowed and sold to the underwriters in the public offering 31,900,000 common shares, as well as an option for the underwriters to purchase 4,785,000 additional common shares. The initial forward sale price is $36.67 per share, which is the public offering price per share less the underwriting discount per share. We expect to fund the remainder of the acquisition price with borrowings through a debt private placement which will close in conjunction with the Agro acquisition and through the issuance of 14,166,667 common shares of the Company (the “Acquisition Shares”) to the Sellers.
On October 30, 2020, we priced a debt private placement of €750 million senior unsecured notes which we expect to close on December 30, 2020. In addition, we entered into a foreign exchange forward contract to convert the €750 million received to $877 million at the time of closing. The notes are expected to consist of €400 million with a coupon of 1.62% and a term of 10 years, and €350 million with a coupon of 1.65% and a term of 12 years. The notes are expected to be general senior unsecured obligations of the operating partnership and are guaranteed by the Company and its subsidiaries. We expect to apply a portion of the proceeds of the transaction to fund acquisitions, expansion and development projects and for general corporate purposes.
On November 2, 2020, we completed the Halls acquisition for $480 million initially funded with draws on our Senior Unsecured Revolving Credit Facility and a portion of our equity forward contracts. The draws on our Senior Unsecured Revolving Credit Facility will be repaid upon closing of the previously discussed debt private placement and upon exercise of certain outstanding equity forward contracts. Additionally, we announced the expansion of two of our facilities, Russellville, Arkansas for approximately $84 million and Calgary in Canada for approximately $11 million. The expansion projects will commence during the fourth quarter of 2020. The expansion projects will be funded utilizing outstanding equity forward contracts.

Historical Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$227,198	$151,921
Net cash used in investing activities	$(611,719)	$(1,488,932)
Net cash provided by financing activities	$323,317	$1,441,445

Operating Activities
For the nine months ended September 30, 2020, our net cash provided by operating activities was $227.2 million, an increase of $75.3 million, compared to $151.9 million for the nine months ended September 30, 2019. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during 2019 and 2020. In addition, a reduction in acquisition related costs contributed to the increase.
Investing Activities

Our net cash used in investing activities was $611.7 million for the nine months ended September 30, 2020 compared to $1.5 billion for the nine months ended September 30, 2019. Cash used in connection with business combinations during 2020 was $398.7 million and relate to the AM-C, Newport and Nova Cold acquisitions. Acquisitions of property, buildings, and equipment was $25.5 million and relates to the Caspers acquisition. Additions to property, buildings and equipment were $241.6 million for the nine months ended September 30, 2020 reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, New Zealand and Savannah expansion and development projects. Additionally, we invested $26.2 million in the Brazil JV during the first quarter of 2020. These outflows were offset by $77.4 million in proceeds from the sale of land and property, buildings, and equipment for the nine months ended September 30, 2020 related to the sale of land in Sydney, the Quarry segment and the sale of the Boston facility.
Net cash used in investing activities of $1.5 billion for the nine months ended September 30, 2019 primarily related to cash used for the acquisitions of Cloverleaf and Lanier totaling $1.3 billion, cash used of $35.2 million for the acquisition of PortFresh, additions to property, buildings and equipment of $151.1 million, partially offset by the $14.3 million in proceeds from the sale of the China JV and $2.0 million return of investment in a joint venture.
Financing Activities
Net cash provided by financing activities was $323.3 million for the nine months ended September 30, 2020 compared to net cash provided by financing activities of $1.4 billion for the nine months ended September 30, 2019. Cash provided by financing activities for the current period primarily consisted of $340.6 million net proceeds from equity offerings under the ATM Equity Program and the 2019 forward sale agreement which was settled in January 2020, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $186.8 million in proceeds from our revolving line of credit. These cash inflows were partially offset by $177.1 million of repayment on our revolving line of credit using the proceeds from our refinancing of our Senior Unsecured Term Loan, $124.0 million of quarterly dividend distributions paid, $55.0 million of repayments on term loan and mortgage notes and $8.3 million of payments related to debt issuance costs.
Net cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2019 and primarily consisted of $1.2 billion net proceeds from the April 2019 follow-on equity offering, the $350.0 million received in connection with the issuance of our Series C senior unsecured notes in May 2019, $100.0 million in proceeds from our revolving line of credit, and $10.2 million in proceeds from stock options exercised. These cash inflows were partially offset by $100.0 million of repayment on the revolving line of credit, $96.8 million of quarterly dividend distributions paid, $11.7 million of repayments on lease obligations, $8.7 million of repayments on mortgage notes and notes payable, $6.1 million paid for tax withholdings remitted to authorities related to stock options exercised, and $2.0 million of payments related to debt issuance costs.

Off-Balance Sheet Arrangements
As of September 30, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
As of September 30, 2020, we had $425 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. $100 million of the USD-denominated debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 2.48%. An additional $225 million of the USD-denominated debt is hedged by an interest rate swap that effectively locks the floating LIBOR rate at 1.30%. The pay-fixed, receive-variable interest expense hedge on the $225 million of USD-denominated debt does not include a contingency if LIBOR drops below 0%. In this scenario, we would be required to remit the variable portion of interest expense below 0% in addition to the fixed portion.
After incorporating the effects of the interest rate swap, our outstanding variable rate debt is $100 million USD and CAD $250 million. At September 30, 2020, one-month LIBOR was at approximately 0.15% and one-month CDOR was at 0.48%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $2.9 million. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in interest expense to service our variable-rate debt, assuming that a reduction of 100 bps would result in a negative LIBOR rate. The increase in interest expense despite a decrease in rates is a direct result of the $225 million swap that does not include a LIBOR floor.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2020 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, our Form 8-K filed on April, 16, 2020, and on our Form 8-K filed on October 13, 2020 continue to apply and should be supplemented with the following risk factors:
Refer to Management’s Overview within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details regarding the previously announced Agro Merchants Acquisition. The following risk factors pertain to the pending Agro Merchants Acquisition.
Risks Related to the Agro Merchants Acquisition

We cannot assure you that the Agro Merchants Acquisition will be completed on a timely basis or at all.
There are a number of risks and uncertainties relating to the Agro Merchants Acquisition. For example, the Agro Merchants Acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including the failure of the parties to satisfy one or more of the conditions to closing. There can be no assurance that the conditions to closing of the Agro Merchants Acquisition will be satisfied or waived or that other events, including obtaining any applicable required approvals from governmental authorities under competition and antitrust laws, will not intervene to delay or result in the failure to close the Agro Merchants Acquisition. The Transaction Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Agro Merchants Acquisition has not been completed within six months of the date of signing (subject to certain limited exceptions). Delays in closing the Agro Merchants Acquisition or the failure to close the Agro Merchants Acquisition at all may result in our incurring significant additional costs in connection with such delay or termination of the Transaction Agreement and/or failing to achieve the anticipated benefits of the Agro Merchants Acquisition. Any delay in closing or a failure to close the Agro Merchants Acquisition could have a negative impact on our business and the market price of our common shares.
In the event the Agro Merchants Acquisition is not consummated, we expect to use the net proceeds that we receive upon the settlement of the 2020 forward sale agreements (and from the sale of any of our common shares that we may sell to the underwriters in lieu of the forward purchasers (or their respective affiliates) selling our common shares to the underwriters) for general business purposes, including repayment of outstanding indebtedness and the funding of other development, expansion and acquisition opportunities. However, we would have broad authority to use such net proceeds for other purposes that may not be accretive to our earnings per share and funds from operations per share.
If completed, the Agro Merchants Acquisition may not achieve its intended benefits or may disrupt our plans and operations.
The Agro Merchants Acquisition is a significant acquisition for us, and there can be no assurance that we will be able to successfully integrate Agro Merchants with our business or otherwise realize the expected benefits of the Agro Merchants Acquisition. Our ability to realize the anticipated benefits of the Agro Merchants Acquisition will depend, to a large extent, on our ability to integrate Agro Merchants with our business. The combination of two independent businesses may be a complex, costly and time-consuming process. Our business may be negatively impacted following the Agro Merchants Acquisition if we are unable to effectively manage our expanded operations. The integration process will require significant time and focus from our management team following the Agro Merchants Acquisition and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the Agro Merchants Acquisition could disrupt our current plans and operations, which could delay the achievement of our strategic objectives. In this regard, the Agro Merchants portfolio is different than our portfolio in certain respects, and this may impair our ability to integrate the Agro Merchants operations and achieve the anticipated benefits. For example, Agro Merchants does not own the real estate at 25 of its 46 properties and instead leases those properties from the owners thereof. Certain of these leases are subject to termination upon the occurrence of a change of control (like the Agro Merchants Acquisition). Moreover, a substantial number of Agro Merchants’ client contracts are short-term in nature, do not require a minimum fixed storage commitment obligation and/or are subject to termination at the client’s option or upon the occurrence of a change of control (like the Agro Merchants Acquisition). In addition, the Agro Merchants business plan contemplates significant capital expenditures for expansion and development opportunities in the next several years that will require funding.
The expected synergies and operating efficiencies of the Agro Merchants Acquisition may not be fully realized, which could result in increased costs and/or lower revenues and have a material adverse effect on us. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, among other potential adverse consequences. The risks of combining our operations of the businesses include, among others:

•	we may have underestimated the costs to make any necessary improvements to Agro Merchants’ properties;

•	Agro Merchants’ properties may be subject to reassessment, which may result in higher than expected tax payments;

•	market conditions may result in higher than expected vacancy rates and lower than expected storage rates;

•	we may face difficulties in integrating Agro Merchants’ employees and in attracting and retaining key personnel;

•	we may face challenges relating to our expansion into Europe as discussed below;

•	we may face difficulties in the pursuit of expansion and development opportunities, resulting in higher costs or an inability to complete the identified expansions of Agro Merchants in a timely manner, or at all;

•	encroachments by certain Agro Merchants properties over existing easements may result in costs to correct such encroachments if challenged by easement holders; and

•	we may face challenges in keeping existing Agro Merchants customers or transitioning our existing customers to Agro Merchants facilities, which could adversely impact interconnection revenue.
Additionally, over the past year or so, there has been significant appreciation in the market price for temperature-controlled warehouses. There can be no assurance that the market price for temperature-controlled warehouses will be sustained or continue to appreciate. Any decline in the market prices for temperature-controlled warehouses, including for the warehouses that we are acquiring in the Agro Merchants Acquisition, could materially and adversely affect us.
Many of these risks will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of our management’s time and focus, which could have a material adverse effect on us. In addition, even if our operations are integrated successfully with Agro Merchants’, we may not realize the full benefits of the Agro Merchants Acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the Agro Merchants Acquisition, and/or negatively impact the market price of our common shares.
We are subject to additional risks with respect to the addition of European operations and properties.
If we complete the Agro Merchants Acquisition, we could be affected by factors specific to the laws and business practices of the European jurisdictions in which we will operate. These laws and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our European operations and properties include:

•	changing governmental rules and policies, including changes in land use and zoning laws;

•	enactment of laws relating to the international ownership and leasing of real property or mortgages and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;

•	changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards multinational companies as a result of any such changes to laws or policies or due to trends such as political populism and economic nationalism;

•	variations in currency exchange rates;

•	instability of the Eurozone, which, were it to persist in the near-term, could potentially lead to the reintroduction of individual currencies for Member States which would force certain Euro-denominated assets and liabilities to be re-denominated to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us and certain of our investments to additional currency risks;

•	adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in European, national or local governmental or economic conditions;

•	business disruptions arising from public health crises and outbreaks of communicable diseases, including the recent coronavirus outbreak;

•	the willingness of U.S. or international lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of secured and unsecured debt resulting from varying European governmental economic policies;

•	the imposition of unique tax structures and changes in real estate and other tax rates and other operating expenses in particular countries, including the potential imposition of adverse or confiscatory taxes;

•	the potential imposition of restrictions on currency conversions or the transfer of funds;

•	general political and economic instability;

•	the United Kingdom’s withdrawal from the European Union, or Brexit, and the significant political and economic uncertainty stemming from it could depress economic activity;

•	potential liability under the Foreign Corrupt Practices Act of 1977, as amended, which generally prohibits U.S. companies and their intermediaries from bribing or making other prohibited payments to non-U.S. officials for the purpose of obtaining or retaining business or other benefits;

•	our limited experience and expertise in European countries relative to our experience and expertise in the United States;

•	provisions of the Tax Cuts and Jobs Act, or TCJA, that require the United States parent to include income from certain international operations into U.S. taxable income, and adverse tax consequences in the applicable jurisdictions; and

•	potential liability under, and costs of complying with, more stringent environmental laws or changes in the requirements or interpretation of existing laws, or environmental consequences of less stringent environmental management practices in foreign countries relative to the United States.
If any of the foregoing risks were to materialize, they could materially and adversely affect us.
Privacy and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may adversely affect our business.
Personal privacy, information security, and data protection are significant issues in the United States, Europe and many other jurisdictions where we have or plan to have operations. The regulatory framework governing the collection, processing, storage and use of confidential and proprietary business information and personal data is rapidly evolving. The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use and dissemination of data. Privacy and data security concerns, and data collection and transfer restrictions and related domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.
Further, many foreign countries and governmental bodies, including the European Union, where we plan to conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation, or the GDPR, that became fully effective on May 25, 2018, superseding prior European Union data protection legislation, imposing more stringent European Union data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted the Data Protection Act that substantially implements the GDPR. We are evaluating obligations imposed on us by the GDPR and we may be required to incur substantial expense in order to make significant changes to our business operations in connection with obtaining and maintaining compliance with the GDPR and similar legislation, such as the UK Data Protection Act, all of which may adversely affect our revenue. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to operate our business in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business.

Further, in view of new or modified foreign laws and regulations, industry standards, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all.
The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance. Privacy, information security, and data protection concerns, whether valid or not valid, may inhibit market adoption of our business, particularly in certain industries and foreign countries.
The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, which could materially and adversely affect our results of operations.
Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom formally withdrew from the European Union on January 31, 2020 and entered into a transition period (currently set to last until December 31, 2020) during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. Assuming the Agro Merchants Acquisition is completed, we will operate in markets throughout Europe, including in Austria, Ireland, the Netherlands, Poland, Portugal, Spain and the United Kingdom, and, as a result, Brexit may impact our business in a number of ways.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which European Union laws to replace or replicate could depress economic activity and restrict our access to capital in the United Kingdom. Any of these factors could have a material adverse effect on our business, financial condition and liquidity and results of operations.
We may be subject to unknown or contingent liability related to Agro Merchants for which we may have no or limited recourse against the sellers to us.
Agro Merchants may be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers to us. Unknown or contingent liabilities might include liabilities for clean-up or remediation of environmental conditions, claims of customers, vendors or other persons dealing with Agro Merchants, tax liabilities and other liabilities, whether incurred in the ordinary course of business or otherwise. In addition, the total amount of costs and expenses that we may incur with respect to liabilities associated with Agro Merchants may exceed our expectations, which may materially and adversely affect us.
Our qualification as a REIT will depend in part on the nature of the assets and rights to income we acquire as part of the Agro Merchants Acquisition.
Although we intend to structure our acquisition and post-acquisition operation of Agro Merchants in a way that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes, no assurances can be given that we will be successful.

Agro Merchants is not currently organized or operated as a REIT. As a result of the Agro Merchants Acquisition, we expect to acquire interests in certain assets and earn certain items of income that are not, or may not be, qualifying assets or income for purposes of the REIT asset and income tests. After the closing of the Agro Merchants Acquisition we expect to integrate Agro Merchants into our existing structure and conduct its business in a manner that would allow us to continue to qualify as a REIT, but there is no guarantee that our efforts to do so will be successful. Further, our review of the Agro Merchants Acquisition is ongoing, and we may discover additional non-qualifying assets or income. We may not have the immediate right to change the terms of pre-existing arrangements that generate non-qualifying items or may have to incur significant penalties to terminate such arrangements. To maintain our REIT qualification we may be required to hold significant assets acquired in connection with the Agro Merchants Acquisition through our taxable REIT subsidiaries, or TRSs. Our domestic TRSs are subject to U.S. tax as regular corporations. If we acquire nonqualifying assets or earn nonqualifying income as a result of the Agro Merchants Acquisition that causes us to fail to meet the REIT requirements, we could lose our REIT status if certain relief provisions do not apply, or we could incur a material tax liability in connection with the application of such relief provisions, which would materially and adversely affect us.
If we do not consummate the Agro Merchants Acquisition, we will have incurred substantial expenses without realizing the expected benefits.
If we are unable to consummate the Agro Merchants Acquisition, we will have incurred significant due diligence, legal, accounting and other transaction costs in connection with the Agro Merchants Acquisition without realizing the anticipated benefits. We cannot assure you that we will acquire Agro Merchants because the Agro Merchants Acquisition is subject to a variety of conditions, including the satisfaction of customary closing conditions. See “—We cannot assure you that the Agro Merchants Acquisition will be completed on a timely basis or at all.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
We sold our limestone quarry on July 1, 2020, and therefore are no longer required to provide information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	November 6, 2020	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)