Form 10-K
period 2020-12-31
AMERICOLD REALTY TRUST
filed 2021-03-01
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 001-34723
AMERICOLD REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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

☒	Large accelerated filer
☐	Non-accelerated filer
☐	Accelerated filer
☐	Smaller reporting company
☐	Emerging growth company

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
Yes	☒	No	☐
As of June 30, 2020, the aggregate market value of the voting common shares owned by non-affiliates of Americold Realty Trust was $6.4 billion, computed by reference to the closing price of the common shares of Americold Realty Trust on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater shareholders as of June 30, 2020. The identification of 10% or greater shareholders is based on Schedule 13G and amended 13G reports publicly filed before June 30, 2020. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of Americold Realty Trust’s common shares outstanding at February 26, 2021, was approximately 252,366,476.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust’s Proxy Statement for its 2021 Annual Meeting of Shareholders, which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

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

•uncertainties and risks related to public health crises, including the ongoing COVID-19 pandemic;
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
•our failure to realize the intended benefits from our recent acquisitions, including the Agro acquisition, and including synergies, or disruptions to our plans and operations or unknown or contingent liabilities related to our recent acquisitions;
•risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames, or at all, in respect thereof;
•a failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions or loss of confidential information;
•risks related to privacy and data security concerns, and data collection and transfer restrictions and related foreign regulations;
•defaults or non-renewals of significant customer contracts, including as a result of the ongoing COVID-19 pandemic;
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
•our relationship with our associates, the occurrence of any work stoppages or any disputes under our collective bargaining agreements and employment related litigation;
•liabilities as a result of our participation in multi-employer pension plans;
•losses in excess of our insurance coverage;
•the potential liabilities, costs and regulatory impacts associated with our in-house trucking services and the potential disruptions associated with our use of third-party trucking service providers to provide transportation services to our customers;
•the cost and time requirements as a result of our operation as a publicly traded REIT;
•changes in foreign currency exchange rates;
•the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, of our common shares;
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

PART I

ITEM 1. Business
The Company
    We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2020, we operated a global network of 238 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 194 warehouses in North America, 26 in Europe, 15 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 22 temperature-controlled warehouses and one with Comfrio, which owns or operates 13 temperature-controlled warehouses. We view and manage our business through three primary business segments: warehouse, third-party managed and transportation.
    We consider our temperature-controlled warehouses to be “mission-critical” real estate in the markets we serve from “farm to fork” and an integral component of the temperature-controlled food infrastructure supply chain, which we refer to as the “cold chain.” The cold chain is vital for maintaining the quality of food producers’, distributors’, retailers’ and e-tailers’ temperature-sensitive products, protecting brand reputation and ensuring consumer safety and satisfaction. Our customers depend upon the location, high-quality, integration and scale of our portfolio to ensure the integrity and efficient distribution of their products. Many of our warehouses are located in key logistics corridors in the countries in which we operate, including strategic U.S. and international metropolitan statistical areas, or MSAs, while others are connected or immediately adjacent to customers’ production facilities. We believe our strategic locations and the extensive geographic presence of our integrated warehouse network are fundamental to our customers’ ability to optimize their distribution networks while reducing their capital expenditures, operating costs and supply-chain risks.
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
Recent Acquisitions and Investments in Joint Ventures
On January 2, 2020, the Company completed the purchase of all outstanding shares of Nova Cold for C$338.7 million, or $260.6 million USD. Also on January 2, 2020, the Company completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $57.7 million.

On March 6, 2020, the Company acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Reals of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees.
On August 31, 2020, the Company acquired Caspers Cold Storage (Caspers) for $25.6 million. Also on August 31, 2020, the Company acquired AM-C Warehouses (AM-C) for approximately $82.7 million.
On November 2, 2020, the Company acquired Hall’s Warehouse Corporation (Hall’s) for $489.2 million.
On December 30, 2020, we acquired privately held Agro Merchants Group (“Agro”) from an investor group led by funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for consideration of $1.59 billion, which includes cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based on the share price on December 29, 2020 of $36.15. Financing and sale-leaseback obligations associated with the acquisition totaled $119.9 million, and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. Refer to Note 3 of the Consolidated Financial Statements for details of these amounts.

Refer to Item 7 - Management’s Discussion and Analysis and Notes 2 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of each of the 2020 acquisition.
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
Our Information
    Our principal executive office is located at 10 Glenlake Parkway, South Tower, Suite 600, Atlanta, Georgia 30328, and our telephone number is (678) 441-1400. Our website address is www.americold.com. The information found on, or otherwise accessible through, our website is not incorporated into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Proxy Statement and all amendments to those reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. In addition, all reports we file with the SEC are available via EDGAR through the SEC website at www.sec.gov. Copies of our annual report will be made available, free of charge, on written request. Our Code of Business Conduct and Ethics is also made available through our website under “Investors - Governance Documents”.

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
Enhancing Our Operating and Financial Results Through Proactive Asset Management
    We seek to enhance our operating and financial results by supporting our customers’ growth initiatives in the cold chain, optimizing both physical and economic occupancy, underwriting and deploying yield management initiatives and executing operational optimization and cost containment strategies. We believe that the combination of our ability to execute these and other initiatives and the significant investments we have made in our business over the last several years will continue to drive our financial results and position us to expand our warehouse portfolio, grow our customer base, enhance our market share and create value for our shareholders.
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
Focused and Disciplined Strategy to Expand Our Portfolio of Temperature-Controlled Warehouses
    We believe our operating systems and economies of scale provide us with a significant advantage over our competitors with respect to expansion, development and acquisition opportunities. Being the first publicly-traded REIT focused on the temperature-controlled warehouse industry provides us greater access to the capital markets than our competitors, which we believe better positions us to strategically enter new locations, fill gaps in existing distribution networks and effectively compete for expansion, development and acquisition opportunities.
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

Investments in Our Warehouses
    We employ a strategic investment approach to maintain a high-quality portfolio of temperature-controlled warehouses to ensure that our warehouses meet the “mission-critical” role they serve in the cold chain. We have successfully modernized many of our warehouses to reduce our power costs and increase their competitive position through reliable temperature-control systems that can implement distinct temperature zones within the same warehouse. In addition, we use LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, third-party efficiency reviews and real-time monitoring of energy consumption, high speed doors and alternative-power generation technologies, including solar, to improve the energy efficiency of our warehouses. We also utilize rain-water recapture to reduce our reliance on municipal water supplies and reduce run-off. We believe that our warehouses are well-maintained and in good operating condition.
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
    Under our third-party managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. We believe using our third-party management services allows our customers to increase efficiency, lower costs, reduce supply-chain risks and focus on their core businesses. We also believe that providing third-party management services to many of our key customers underscores our ability to offer a complete and integrated suite of services across the cold chain.
    In our transportation segment, we broker and manage transportation of frozen and perishable food and other products for our customers. Our transportation services include consolidation services (i.e., consolidating a customer’s products with those of other customers for more efficient shipment), freight under management services (i.e., arranging for and overseeing transportation of customer inventory) and dedicated transportation services, each designed to improve efficiency and reduce transportation and logistics costs to our customers. We provide these transportation services at cost plus a service fee or, in the case of our consolidation services, we charge a fixed fee. We supplemented our regional, national and truckload consolidation services with the Halls acquisition, which services the Northeast corridor of the U.S. with an owned and maintained fleet. Our acquisition of Agro Merchants further expands our Transportation service offering. Agro Merchants operates its own fleet of temperature-controlled vehicles in the U.S., Ireland and UK and also offers a variety of non-asset based transportation management services. These include multi-modal global freight forwarding services to support our customers’ needs.
    We also operated a limestone quarry, which was sold on July 1, 2020.
Customers
    Our global footprint enables us to efficiently serve approximately 2,500 customers consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 35 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment represent 55%, 60% and 63% of our total warehouse segment revenues for the years ended December 31, 2020, 2019 and 2018, respectively. As we have acquired multiple businesses over the past two years, this percentage has declined as our portfolio has expanded. For the year ended December 31, 2020, this disclosure is calculated on a proforma basis as if the Company had completed all 2020 acquisitions as of the beginning of the year, except for the Agro acquisition. This metric will incorporate Agro in 2021 as a result of it closing at the end of 2020. There has been no material change to the composition of our top 25 customers. Each of these 25 largest customers has been in our network for the entirety of these periods.

    The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2020:

				Network Utilization
	% of Warehouse Revenue (1)	# of Sites	Credit Rating (Moody’s/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	7.8%	12	Baa2 / BBB	✓	✓	✓	✓	✓	✓
Producer	5.4%	40	Baa3 / BBB-	✓	✓	✓	✓	✓	✓
Producer	3.8%	29	Baa2	✓	✓	✓		✓	✓
Producer	3.7%	50	Baa2 / BBB+	✓	✓	✓		✓	✓
Producer	3.6%	30	BB+ / Baa3	✓	✓	✓		✓	✓
Producer	3.6%	20	NA	✓	✓	✓	✓	✓	✓
Retailer	2.7%	20	Ba1 / BB+	✓	✓	✓	✓	✓	✓
Producer	2.6%	4	NA	✓	✓	✓	✓	✓
Producer	1.9%	3	Baa1 / BBB+	✓	✓	✓		✓	✓
Retailer	1.8%	5	Aa2 / AA	✓		✓	✓	✓	✓
Producer	1.8%	16	B1 / B+	✓		✓	✓	✓	✓
Producer	1.8%	24	Ba3 / BB+	✓		✓	✓	✓	✓
Producer	1.7%	6	NA	✓				✓	✓
Retailer	1.7%	12	Baa1 / BBB+	✓	✓	✓		✓	✓
Producer	1.4%	5	A1 / A+	✓	✓	✓		✓	✓
Producer	1.4%	10	Baa2 / BBB	✓	✓	✓	✓	✓
Producer	1.2%	21	A1 / A	✓		✓		✓	✓
Retailer	1.1%	29	NA	✓		✓		✓	✓
Producer	1.1%	25	NA	✓		✓	✓	✓	✓
Retailer	1.1%	17	NA	✓		✓	✓	✓	✓
Producer	0.9%	21	Ba2 / BB+	✓		✓	✓	✓	✓
Producer	0.8%	10	BBB-	✓	✓	✓		✓	✓
Retailer	0.7%	3	NA	✓	✓			✓	✓
Producer	0.7%	14	NA	✓		✓		✓	✓
Retailer	0.7%	16	NA	✓	✓	✓		✓
Total	55.0%
(1)Based on warehouse revenues for the twelve months ended December 31, 2020. Presented on a pro forma basis as if the Company had completed all 2020 acquisitions as of the beginning of the year, with the exception of the Agro acquisition, which was completed on December 30, 2020.
(2)Represents long-term issuer ratings as published in January 2021.
(3)A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2020.

Seasonality
    We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenue and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues. In light of the ongoing COVID-19 pandemic, we have seen variability in physical occupancy levels as compared to the typical seasonality trends.
Additionally, the involvement of our customers in a cross-section of the food industry mitigates, in part, the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Our southern hemisphere operations in Australia, New Zealand and South America also help balance the impact of seasonality in our global operations, as their growing and harvesting cycles are complementary to North America and Europe. Each of our warehouses sets its own operating hours based on demand, which is heavily driven by growing seasons and seasonal consumer demand for certain products.
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
United States
    Outside the five largest owners of temperature-controlled warehouses, the United States temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), Interstate Warehousing, Burris Logistics, NewCold Advanced Cold Logistics, Hanson Logistics and Seafrigo Logistics, in addition to numerous other local, regional and national temperature-controlled warehouse owners and operators.

Europe
Our main competitors in Europe include Lineage Logistics, LLC, Kloosterboer and NewCold Advanced Logistics. Generally, the European temperature-controlled warehouse industry is highly fragmented among numerous owners and operators.
Asia-Pacific
    Our main competitors in Australia include Emergent Cold Storage (acquired by Lineage Logistics in June 2020) and NewCold Advanced Cold Logistics, which operate warehouses and service many of the Australian markets. Generally, our other competitors operate in only one region and do not compete in the retail market that comprises the majority of our revenues.
    Our main competitors in New Zealand are Emergent Cold Storage (acquired by Lineage Logistics in June 2020) and Halls Transport. Emergent Cold operates an estimated seven warehouses and is the largest public warehouse operator in New Zealand. Emergent Cold specializes in bulk storage and focuses on the commodity market with warehouses located near New Zealand’s ports. Halls Transport is primarily a transporter that also operates a network of 3 warehouses. Generally, our other competitors also service the commodity market and operate in only one region.
South America
    We have several competitors in the Buenos Aires and Santiago markets, which in the past tended to be smaller single-site operations or fragmented networks. The greatest sources of competition in Argentina and Chile are the disproportionate number of producers (compared to the United States) that continue to in-source their temperature-controlled storage needs. Through our joint ventures with Superfrio and Comfrio, we now have a relationship with the top two owners and operators of cold storage facilities in Brazil. The largest competitor in Brazil is Friozem Armazens Frigorificos Ltda.
ASSOCIATES
    As of December 31, 2020, worldwide we employed approximately 16,300 people, approximately 37% of which were represented by various local labor unions and associations, and 84 of our 238 warehouses have unionized associates that are governed by 73 different collective bargaining agreements. Since January 1, 2016, we have successfully negotiated 95 collective bargaining agreements without any work stoppages. During 2020, we successfully negotiated and renewed 19 agreements.
    During 2021, we expect to engage in negotiations for an additional 11 agreements, which make up approximately 3.3% of our employee population, covering all or parts of 13 operating locations worldwide. We do not anticipate any workplace disruptions during this renewal process. We consider our labor relations to be positive and productive.
We believe that how we attract, develop and retain our talent is critical to how we deliver on our strategy and create sustained growth and value for our shareholders, customers and associates. Our human capital measures and objectives focus on:
Caring for our Associates During the COVID-19 Pandemic

To address the dynamic nature of COVID-19 in 2020, we implemented social distancing and other health and safety protocols as recommended and required by global, national, state and local government agencies and organizations, including the U.S. Centers for Disease Control and Prevention and the World Health Organization. In addition to the number of actions taken to promote the health and well-being of our associates, we also wanted to recognize our associates for their contributions to our success. This included paying discretionary bonuses to our associates during the COVID-19 pandemic and providing additional personal protective equipment.

Equal Opportunity and Development
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, national origin, ancestry, religion, genetic information, physical or mental disability, marital status, age, sexual orientation or identification, gender, veteran status, political affiliation, physical appearance, or any other characteristic protected by federal, state or local law. We seek to foster a diverse and inclusive workplace with employees who possess a broad range of experiences, backgrounds and skills. We continually assess and strive to enhance associate satisfaction and engagement. Our associates, many of whom have a relatively long tenure with our company, are offered regular opportunities to participate in formal and informal personal growth and professional development programs. Our formal offerings include tuition reimbursement, leadership development experiences, and a diverse curriculum of online learning programs. One of our unique leadership development programs is the Americold Leadership Academy, which builds the leadership capabilities of our global operations supervisors and managers, who have direct oversight of the frontline workforce managing our customers’ products through the supply chain.

Safety and Health
The safety, health and welfare of our associates is our number one priority. Our associates receive ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to ensure our associates can safely perform their job function. We use safety scorecards, standardized signage, and visual management throughout our facilities to reinforce safety principles and metrics.

Total Rewards
We provide programs and benefits designed to attract, retain and reward a high-performing culture. In addition to salaries, our compensation programs, which vary by country/region, can include annual bonuses, share-based compensation awards, paid time off, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings accounts and flexible work schedules, employee assistance programs, and tuition assistance. In addition, to drive further engagement and individual ownership of the company, we recently added a new Employee Stock Purchase Program (ESPP) which provides an opportunity to purchase Americold stock at a discounted price. The ESPP will be available to our associates during 2021.

Business Conduct and Ethics
We are dedicated to conducting our business consistent with the highest standards of business ethics. Our Business Code of Conduct and Ethics sets forth our standards and policies and associates receive regular training and reminders about our standards. We also maintain an anti-discrimination and anti-harassment policy that includes mandatory harassment training for all managers. We do not tolerate any form of racism, sexism or injustice within our facilities or across our organization. We also maintain a policy against modern slavery and we are committed to ensuring transparency within our business.

Community Outreach
We are passionate about giving back to the communities in which we live and work. We partner with and support organizations around the globe that contribute to fighting hunger and supporting the growth and development of children and teens. Our most significant partnership is with Feed the Children in the United States, through which we provide donations, complimentary temperature-controlled transportation of food products, and volunteer opportunities for our associates.
REGULATORY MATTERS
Many laws and governmental regulations are applicable to our properties and changes in these laws and regulations, or interpretation of such laws and regulations by agencies and the courts, occur frequently.
Environmental Matters
Our properties are subject to a wide range of environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, revocation of environmental permits or restrictions on our operations. Future changes in environmental laws or in the interpretation of those laws, including stricter requirements affecting our operations, could result in increased capital and operating costs, which could materially and adversely affect our business, financial condition, liquidity, results of operations and, consequently, amounts available for distribution to our shareholders.
Food Safety Regulations
    Most of our properties in the United States are subject to compliance with federal regulations regarding food safety. Under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the United States Food and Drug Administration, or the FDA, requires us to register all warehouses in which food is stored and further requires us to maintain records of sources and recipients of food for purposes of food recalls.
    The Food Safety Modernization Act, or FSMA significantly expanded the FDA’s authority over food safety, providing the FDA with new tools to proactively ensure the safety of the entire food system, including new hazard analysis and preventive controls requirements, food safety planning, requirements for sanitary transportation of food, and increased inspections and mandatory food recalls under certain circumstances. The most significant rule under the FSMA which impacts our business is the Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food rule. This rule requires a food facility to establish a food safety system that includes an analysis of hazards and the implementation of risk-based preventive controls, among other steps. This is in addition to requirements that we satisfy existing Good Manufacturing Practices with respect to the holding of foods, as set forth in FDA regulations. The USDA also grants to some of our warehouses “ID status,” which entitles us to handle products of the USDA. Any products destined for export must also satisfy the applicable export requirements. As a result of the regulatory framework from the FDA, the USDA and other local regulatory requirements, we subject our warehouses to periodic food safety audits which are for the most part carried out by a recognized global, third-party provider of such audits. In addition to meeting any applicable food safety, food facility registration and record-keeping requirements, our customers often require us to perform food safety audits.
    To the extent we fail to comply with existing food safety regulations or contractual obligations, or are required to comply with new regulations or obligations in the future, it could adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as the amount of funds available for distribution to our shareholders.
Occupational Safety and Health Act, or OSHA
    Our properties in the United States are subject to regulation under OSHA, which requires employers to provide associates with a safe work environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. In addition, due to the amount of ammonia stored at some of our facilities, we are also subject to compliance with OSHA’s Process Safety Management of Highly Hazardous Chemicals standard and OSHA’s ongoing National Emphasis Program related to potential releases of highly hazardous chemicals. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses.
International Regulations
    Our international facilities are subject to many local laws and regulations which govern a wide range of matters, including food safety, building, environmental, health and safety, hazardous substances, waste minimization, as well as specific requirements for the storage of meat, dairy products, fish, poultry, agricultural and other products. Any products destined for export must also satisfy the applicable export requirements. A failure to comply with, or the cost of complying with, these laws and regulations could materially adversely affect our business, financial condition, liquidity, results of operations and prospects and, consequently the amounts available for distribution to our shareholders.
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
    We will not carry insurance for generally uninsured losses such as loss from riots or war; however, we do include coverage for risks across all programs for acts of terrorism. We carry earthquake insurance on our properties in areas known to be seismically active and flood insurance on our properties in areas known to be flood zones, in an amount and with deductibles which we believe are commercially reasonable. We also carry insurance coverage relating to cybersecurity incidents commensurate with the size and nature of our operations.

ITEM 1A. Risk Factors

Investing in our common stock involves risks and uncertainties. Below is a summary of the principal risks involving an investment in our common stock. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
Risks Related to Public Health Crises
•We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus COVID-19.
Risks Related to our Business and Operations
•Our investments are concentrated in the temperature-controlled warehouse industry, and our business would be materially and adversely affected by an economic downturn in that industry or the geographic markets in which we are concentrated.
•We are exposed to risks associated with expansion and development, which could result in disappointing returns and unforeseen costs and liabilities.
•A portion of our future growth depends upon acquisitions and we may be unable to identify, complete and successfully integrate acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
•A failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions and loss of confidential information and may materially adversely affect our business.
•Privacy and data security concerns, and data collection and transfer restrictions and related foreign regulations may adversely affect our business.
•Wage increases driven by applicable legislation and competitive pressures on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
•Recent acquisitions, including the Agro Merchants Acquisition, may not achieve their intended benefits or may disrupt our plans and operations.
•Our current and potential international operations and properties subject us to additional risks, including risks associated with entry into new markets and applicability of differing regulatory requirements.
•Competition in our markets may increase over time if our competitors open new warehouses.
•We may be unable to successfully expand our operations into new markets.
•We depend on certain customers for a substantial amount of our warehouse segment revenues.
•The short-term nature and lack of fixed storage commitments of many of our customer contracts exposes us to certain risks that could have a material adverse effect on us.
•We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.
•Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations.
•We may incur liabilities or harm our reputation as a result of quality-control issues associated with our warehouse storage and other services.
•Our temperature-controlled warehouse infrastructure may become obsolete or unmarketable, and we may not be able to upgrade our equipment cost-effectively or at all.
•We use in-house trucking services and third-party trucking service providers to provide transportation services to our customers, and any increased severity or frequency of accidents or other claims, changes in regulations, delays or disruptions in providing theses transportation services, or damages caused to products during transportation, could have a material adverse effect on us.
•We participate in multiemployer pension plans administered by labor unions. To the extent we or other employers withdraw from participation in any of these plans, we could face additional liability from our participation therein.
•Power costs may increase or be subject to volatility, which could result in increased costs that we may be unable to hedge or recover.
•We hold leasehold interests in 62 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.
General Risks Related to the Real Estate Industry
•Our performance and value are subject to economic conditions affecting the real estate market, temperature-controlled warehouses in particular, as well as the broader economy.
•We could incur significant costs related to environmental conditions and liabilities.
•Our insurance coverage may be insufficient to cover potential environmental liabilities.
Risks Related to our Debt Financings
•We have a substantial amount of indebtedness that may limit our financial and operating activities.
•We are dependent on external sources of capital, the continuing availability of which is uncertain.
Risks Related to our Organization and Structure
•Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Risks Related to our Common Shares
•Our cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels, or at all, and we may need to increase our borrowings or otherwise raise capital in order to make such distributions; consequently, we may not be able to make such distributions in full.
REIT and Tax Related Risks
•Failure to qualify as a REIT for U.S. federal income tax purposes would have a material adverse effect on us.
•Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate certain of our investments.

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

Risks Related to Public Health Crises

We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus and variants (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure and may have a material adverse effect on us.

We face various risks and uncertainties related to public health crises, including the recent and ongoing global COVID-19 pandemic, which has disrupted financial markets and significantly impacted worldwide economic activity to date and is likely to continue to do so. Some of these risks include:

•	potential work stoppages, including due to spread of the disease among our associates or due to shutdowns that may be requested or mandated by governmental authorities;

that may be requested or mandated by governmental authorities;
•	labor unrest due to risks of disease from working with other associates and outside vendors;

•	economic impacts, including increased labor costs, from mitigation and other measures undertaken by us and/or third parties to support and protect our associates or the food supply;

or third parties to support and protect our associates or the food supply;
•
completing developments on time or an inability of our contractors to perform as a result of spread of disease among associates of our contractors and other construction partners or due to shutdowns that may be requested or mandated by governmental authorities;

•	limiting the ability of our customers to comply with the terms of their contracts with us, including in making timely payments to us;
•	increased political polarization;

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

To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity, results of operations or prospects, it may also have the effect of heightening many of the other risks described in this Annual Report under the heading “Risk Factors”.

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

•
we may be unable to complete construction of a warehouse or the expansion thereof on schedule due to availability of labor or materials or other factors outside of our control, resulting in increased debt service expense and construction costs;

•	we may experience delays in receiving materials or support from vendors or contractors which could impact the timing of stabilization of expansion and development projects;
•	the potential that we may expend funds on and devote management time and attention to projects which we do not complete;
•	a completed expansion project or a newly-developed warehouse may fail to achieve, or take longer than anticipated to achieve, expected occupancy rates, and may fail to perform as expected; and
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

Our growth may strain our management and resources, which may have a material adverse affect on us.

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

A portion of our future growth depends upon acquisitions and we may be unable to identify, complete and successfully integrate acquisitions , which may impede our growth, and our future acquisitions may not yield the returns we expect.

Our ability to expand through acquisitions requires us to identify and complete acquisitions that are compatible with our growth strategy and to successfully integrate and operate these newly-acquired businesses. We continually evaluate acquisition opportunities, but cannot guarantee that suitable opportunities currently exist or will exist in the future. Our ability to identify and acquire suitable properties on favorable terms and to successfully integrate and operate them may be constrained by the following risks:

•
we face competition from other real estate investors with significant capital, including REITs, institutional investment funds and special purpose acquisition companies, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

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

A failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions and the loss of confidential information and may materially adversely affect our business.

We rely extensively on our computer systems to process transactions, operate and manage our business. Despite efforts to avoid or mitigate such risks, external and internal risks, such as malware, ransomware, insecure coding, data leakage and human error pose direct threats to the stability and effectiveness of our information technology systems. The failure of our information technology systems to perform as anticipated could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, in each case, which could result in reputational damage and have an ongoing adverse effect on our business, results of operation and financial condition.

We may also be subject to cybersecurity attacks and other intentional hacking. These attacks could include attempts to gain unauthorized access to our data and computer systems. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack or breach could compromise the confidential information of our associates, customers and vendors. A successful attack could result in service interruptions, operational difficulties, loss of revenue or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. Addressing such issues could prove difficult or impossible and be very costly. Responding to claims or liability could similarly involve substantial costs. In addition, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations.

On November 16, 2020 and on November 30, 2020, we filed Current Reports on Form 8-K disclosing that our computer network was affected by a cyber security incident. We incurred, and continue to incur, costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate and respond to the incident, as well as increased expenditures for our information technology (IT) infrastructure, systems and network. We carry insurance, including cyber insurance commensurate with the size and nature of our operations. While the November 2020 incident did not have a material impact on us, there can be no assurance that this incident or future incidents will not have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Privacy and data security concerns, and data collection and transfer restrictions and related regulations may adversely affect our business.

Many foreign countries and governmental bodies, including the European Union, where we now conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses.

Recently, there has been heightened interest and enforcement focus on data protection regulations and standards both in the United States and abroad. For example, in November 2020, California voters approved Proposition 24 (Consumer Personal Information Law and Agency Initiative), which will increase data privacy requirements for our business when its provisions take effect in 2023. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union, and other jurisdictions. For example, the European Commission adopted a General Data Protection Regulation, or the GDPR, that became fully effective on May 25, 2018, superseding prior European Union data protection legislation, imposing more stringent European Union data protection requirements, and providing for greater penalties for noncompliance. The United Kingdom enacted the Data Protection Act that substantially implements the GDPR. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data, including personal data, and may be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. These and other requirements could increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to operate our business in some locations and may subject us to liability. Any failure or perceived failure to comply with applicable laws, regulations, industry standards, and contractual obligations may adversely affect our business.

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

The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our service and reduce overall demand for it. Failure to comply with applicable data protection regulations or standards may expose us to litigation, fines, sanctions or other penalties, which could damage our reputation and adversely impact our business, results of operation and financial condition. Privacy, information security, and data protection concerns may inhibit market adoption of our business, particularly in certain industries and foreign countries.

Wage increases driven by applicable legislation and competitive pressures on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.

Our hourly associates in the U.S. and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly associates above the applicable minimum wage. If we are unable to continue paying our hourly associates above the applicable minimum wage, we may be unable to hire and retain qualified personnel. The U.S. federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various U.S. federal, state and local legislators have proposed or enacted significant changes to the minimum wage requirements. For example, certain local or regional governments in places such as Chicago, Los Angeles, Seattle, San Francisco, Portland and New York have approved phased-in increases that eventually will take their minimum wage to as high as $16.00 per hour. In addition, specific legislative and regulatory proposals regarding an increase in the federal minimum wage were discussed during the most recent election campaigns and more recently. If such increases were to occur nationally or in specific markets in which we operate, our operating margins would be negatively affected unless we are able to increase our rent, storage fees and handling fees in order to pass increased labor costs on to our customers. Our standard contract forms include rate protection for uncontrollable costs such as labor, or costs associated with regulatory action, however, despite such provisions, we may not be able to fully pass through these increased costs.
Competitive pressures may also require that we enhance our pay and benefits package to compete effectively for such personnel (including costs associated with health insurance coverage or workers’ compensation insurance) or offer retention bonuses. If we fail to attract and retain qualified and skilled personnel, we could be materially and adversely affected.

Our temperature-controlled warehouses are concentrated in certain geographic areas, some of which are particularly susceptible to adverse local conditions.

Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 39.7% of our owned or leased warehouses are located in six states; with approximately 10.6% in Georgia, 6.3% in New Jersey, 6.3% in Pennsylvania, 5.8% in California, 5.4% in Texas and 5.2% in Arkansas (in each case, on a refrigerated cubic-foot basis based on information as of December 31, 2020). In addition, as a result of the Agro Merchants Acquisition, we now have a significantly increased presence in the European market (approximately 6.3%). We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Such conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. Adverse agricultural events include, but are not limited to, the cost of commodity inputs, drought and disease. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.

Acquisitions, including the Agro Merchants Acquisition, may not achieve its intended benefits or may disrupt our plans and operations.

On December 30, 2020, we completed the acquisition of Agro Merchants (the “Agro Merchants Acquisition”). The Agro Merchants Acquisition is a significant acquisition for us, and there can be no assurance that we will be able to successfully integrate Agro Merchants with our business or otherwise realize the expected benefits of the Agro Merchants Acquisition. Our ability to realize the anticipated benefits of the Agro Merchants Acquisition will depend, to a large extent, on our ability to integrate Agro Merchants with our business. The combination of two independent businesses may be a complex, costly and time-consuming process. Our business may be negatively impacted following the Agro Merchants Acquisition if we are unable to effectively manage our expanded operations. The integration process will require significant time and focus from our management, financial and human resources teams following the Agro Merchants Acquisition and may divert attention from the day-to-day operations of the combined business.

The expected synergies and operating efficiencies of our acquisitions, including the Agro Merchants Acquisition, may not be fully realized, which could result in increased costs and/or lower revenues and have a material adverse effect on us. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, among other potential adverse consequences. Acquired businesses may also be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers. The total amount of costs and expenses that we may incur with respect to liabilities associated with acquisitions, including Agro Merchants, may exceed our expectations, which may materially and adversely affect us.

We are subject to additional risks with respect to our current and potential international operations and properties and our European operations and properties in particular in light of the Agro Merchants Acquisition.
As of December 31, 2020, we owned or had a leasehold interest in 40 temperature-controlled warehouses outside the United States, and we managed two warehouses outside the United States on behalf of third parties. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. However, there is no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties and in particular our newly acquired European operations and properties, could be affected by factors peculiar to the laws and business practices of the jurisdictions in which our warehouses are located. These laws and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

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

•	variations in currency exchange rates and the imposition of currency controls;
•	adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in international, national or local governmental or economic conditions;
•	business disruptions arising from public health crises and outbreaks of communicable diseases, including the recent coronavirus outbreak;
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

•	the potential imposition of restrictions on currency conversions or the transfer of funds;
•	general political and economic instability;
•	our limited experience and expertise in foreign countries, particularly European countries, relative to our experience and expertise in the United States;

If any of the foregoing risks were to materialize, they could materially and adversely affect us.

Competition in our markets may increase over time if our competitors open new warehouses.

We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations. In recent years, our competitors, including Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), Interstate Warehousing, Burris Logistics, NewCold Advanced Cold Logistics, Hanson Logistics and Seafrigo Logistics have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.

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

During the year ended December 31, 2020 and 2019, our 25 largest customers in our warehouse segment contributed approximately 55% and 60%, respectively, of our pro-forma warehouse segment revenues assuming all acquisitions occurred at the beginning of the year, excluding the Agro acquisition. As of December 31, 2020, we had one customer that accounted for 7.8% of our warehouse segment revenues and seven customers that each accounted for at least 2% of our warehouse segment revenues, also on a pro-forma basis, excluding the Agro acquisition. In addition, as of December 31, 2020, 43 of our warehouses were predominantly single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. While we have contracts with stated terms with certain of our customers, most of our contracts do not obligate our customers to use our warehouses or provide for fixed storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, any of our significant customers could experience a downturn in their businesses as a result of the ongoing COVID-19 pandemic or otherwise, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts. Cancellation of, or failure of a significant customer to perform under, a contract could require us to seek replacement customers. However, there can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs. Moreover, a bankruptcy filing by or relating to any of our significant customers could prevent or delay us from collecting pre-bankruptcy obligations. The bankruptcy, insolvency or financial deterioration of our significant customers, could materially and adversely affect us.
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

On a combined pro forma basis assuming all 2020 acquisitions occurred as of the beginning of the year with the exception of Agro, 46.5% of our warehouse segment revenues were generated from contracts with a fixed storage commitment or leases with customers as of December 31, 2020. On a combined pro forma basis, 40.7% of rent and storage revenue were generated from fixed commitment storage contracts for the year ended December 31, 2020.

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

Certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2020, worldwide, we employed approximately 16,300 people, approximately 37% of which were represented by various local labor unions, and 84 of our 238 warehouses have unionized associates that are governed by 73 different collective bargaining agreements. Unlike owners of industrial warehouses, we hire our own workforce to handle product in and out of storage for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our work force becomes unionized, we could be materially and adversely affected. Since January 1, 2016, we have successfully negotiated 95 collective bargaining agreements without any work stoppages. During the calendar year 2020 we successfully negotiated and renewed 19 agreements. If we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.

Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations.

Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are typically generated in the local currency of each of the countries in which the properties are located. Fluctuations in exchange rates between these currencies and the U.S. dollar will therefore give rise to non-U.S. currency exposure, which could materially and adversely affect us. We naturally hedge this exposure by incurring operating costs in the same currency as the revenue generated by the related property. We may attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements where it is practical to do so and where such hedging arrangements are available. These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. We cannot assure you that our efforts will successfully mitigate our currency risks.

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

Our temperature-controlled warehouse infrastructure may become obsolete or unmarketable, and we may not be able to upgrade our equipment cost-effectively or at all.

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

We use in-house trucking services to provide transportation services to our customers, and any increased severity or frequency of accidents or other claims, changes in regulations or disruptions in services could have a material adverse effect on us.

We use in-house transportation services to provide refrigerated transportation services to our customers. The potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers’ compensation claims or the unfavorable development of existing claims could materially and adversely affect our results of operations. In the event that accidents occur, we may be unable to obtain desired contractual indemnities, and our insurance my prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations could result in substantial losses.

In addition, our trucking services are subject to regulation as a motor carrier by the US Department of Transportation, by various state agencies and by similar authorities in our international operations, whose regulations include certain permit requirements of state highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations and affect the economics of the industry by requiring changes in operating practices or by changing the demand for or the costs of providing trucking services. Some of these possible changes include increasingly stringent fuel emission limits, changes in the regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters including safety requirements.

We use third-party trucking service providers to provide transportation services to our customers and any delays or disruptions in providing these services or damages caused to products during transportation, could have a material averse effect on us.

We also use third-party trucking service providers to provide refrigerated transportation services to our customers. We do not have an exclusive or long-term contractual relationship with any of these third- party trucking service providers, and we can provide no assurance that our customer will have uninterrupted or unlimited access to their transportation assets or services. Any delays or disruptions in providing these transportation services to our customers could reduce the confidence our customers have in our ability to provide transportation services and could impair our ability to retain existing customers or attract new customers. Moreover, in connection with any such delays or disruptions, or if customers’ products are damaged or destroyed during transport, we may incur financial obligations or be subject to lawsuits by our customers. Any of these risks could have a material adverse effect on us.

We participate in multiemployer pension plans administered by labor unions. To the extent we or other employers withdraw from participation in any of these plans, we could face additional liability from our participation therein.

As of December 31, 2020, we participated in seven multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing the Company’s associates. Approximately 13% of our associates were participants in such multiemployer pension plans as of December 31, 2020. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.

In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate or should any of the pension plans in which we participate fail, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statement of Operations and as a liability on our Consolidated Balance Sheet. Our liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal or failure occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $726.9 million as of December 31, 2020, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $699.7 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.

In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could agree to discontinue participation in one or more plans, and in that event we could face a withdrawal liability. Additionally, we could be treated as withdrawing from a plan if the number of our associates participating in the plan is reduced to a certain degree over certain periods of time.

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

Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For the years ended December 31, 2020 and 2019, power costs in our warehouse segment accounted for 8.8% and 8.9%, respectively, of the segment’s operating expenses. We have implemented programs across our warehouses to reduce overall consumption and to reduce consumption at peak demand periods, when power prices are typically highest. However, there can be no assurance that these programs will be effective in reducing our power consumption or cost of power.

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

Our warehouses are subject to electrical power outages and breakdowns of our refrigeration equipment. We attempt to limit exposure to such occasions by conducting regular maintenance and upgrades to our refrigeration equipment, and using backup generators and power supplies, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages that last beyond our backup and alternative power arrangements and refrigeration equipment breakdowns would harm our customers and our business. During prolonged power outages and refrigeration equipment breakdowns, changes in humidity and temperature could spoil or otherwise contaminate the frozen and perishable food and other products stored by our customers. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. Any of the foregoing could have a material adverse effect on us. As of December 31, 2020, we have not had a significant power outage or breakdown of our refrigeration equipment.

We hold leasehold interests in 62 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.

As of December 31, 2020, we held leasehold interests in 62 of our warehouses. These leases expire (taking into account our extension options) from December 2021 to September 2052, and have a weighted-average remaining term of 27 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.

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

Our performance and value depend on the amount of revenues earned, as well as the expenses incurred, in connection with operating our warehouses. If our temperature-controlled warehouses do not generate revenues and operating cash flows sufficient to meet our operating expenses, including debt service and capital expenditures, we could be materially and adversely affected. In addition, there are significant expenditures associated with our real estate (such as real estate taxes, maintenance costs and debt service payments) that generally do not decline when circumstances reduce the revenues from our warehouses. Accordingly, our expenditures may stay constant, or increase, even if our revenues decline. The real estate market is affected by many factors that are beyond our control, and revenues from, and the value of, our properties may be materially and adversely affected by:

•	changes in the national, international or local economic climate;
•	availability, cost and terms of financing;
•	technological changes, such as expansion of e-commerce, reconfiguration of supply chains, automation, robotics or other technologies;
•	the attractiveness of our properties to potential customers;
•	inability to collect storage charges, rent and other fees from customers;
•	the ongoing need for, and significant expense of, capital improvements and addressing obsolescence in a timely manner, particularly in older structures;
•	changes in supply of, or demand for, similar or competing properties in an area;
•	customer retention and turnover;
•	excess supply in the market area;
•	financial difficulties, defaults or bankruptcies by our customers;
•	changes in operating costs and expenses and a general decrease in real estate property rental rates;
•
changes in or increased costs of compliance with governmental rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws, and our potential liability thereunder;

•	our ability to provide adequate maintenance and insurance;
•	changes in the cost or availability of insurance, including coverage for mold or asbestos;
•	unanticipated changes in costs associated with known adverse environmental conditions, newly discovered environmental conditions and retained liabilities for such conditions;
•	changes in interest rates or other changes in monetary policy; and
•	disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism, political instability and public health crises.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decrease in rates or an increased occurrence of defaults under existing contracts, which could materially and adversely affect us.

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

Most of our warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency, or the EPA. Releases of ammonia occur at our warehouses from time to time, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of associates or third parties, and terrorist acts could result in a significant release of ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. For example, in 2019, we identified and reported ammonia releases across refrigeration systems in three of our facilities. These releases resulted in no significant property damage or injury. In 2020, we identified, and reported, ammonia releases across refrigeration systems in three of our facilities. These releases resulted in no significant property damage or injury. Although our warehouses have risk management programs required by the Occupational Safety and Health Act of 1970, as amended, or OSHA, the EPA and other regulatory agencies in place, we could incur significant liability in the event of an unanticipated release of ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such ammonia releases in a timely fashion.

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

In the future, our customers may demand lower indirect emissions associated with the storage and transportation of frozen and perishable foods, which could make us or our facilities less competitive. Further, such demand could require us to implement various processes to reduce emissions from our operations in order to remain competitive, which could materially and adversely affect us.

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

Our properties may contain or develop harmful molds or have other air quality issues, which could lead to financial liability for adverse health effects to our associates or third parties, and costs of remediating the problem.

Our properties may contain or develop harmful molds or suffer from other air quality issues, which could lead to liability for adverse health effects and costs of remediating the problem. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, poor equipment maintenance, chemical contamination from indoor or outdoor sources and other biological contaminants, such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants present above certain levels can cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property, to reduce indoor moisture levels, or to upgrade ventilation systems to improve indoor air quality. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our associates, our customers, associates of our customers and others if property damage or health concerns arise.

Illiquidity of real estate investments, particularly our specialized temperature-controlled warehouses, could significantly impede our ability to respond to adverse changes in the performance of our business and properties.

Real estate investments are relatively illiquid, and given that our properties are highly specialized temperature-controlled warehouses, our properties may be more illiquid than other real estate investments. This illiquidity is driven by a number of factors, including the specialized and often customer-specific design of our warehouses, the relatively small number of potential purchasers of temperature-controlled warehouses, the difficulty and expense of repurposing our warehouses and the location of many of our warehouses in secondary or tertiary markets. As a result, we may be unable to complete an exit strategy or quickly sell properties in our portfolio in response to adverse changes in the performance of our properties or in our business generally. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective buyer would be acceptable to us. We also cannot predict the length of time it would take to complete the sale of any such property. Such sales might also require us to expend funds to mitigate or correct defects to the property or make changes or improvements to the property prior to its sale. The ability to sell assets in our portfolio may also be restricted by certain covenants in our mortgage loan agreement and other credit agreements. Code requirements relating to our status as a REIT may also limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

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

In the event of a fire, flood or other occurrence involving the loss of or damage to stored products held by us but belonging to others, we may be liable for such loss or damage. Although we have an insurance program in effect, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies. A number of our properties are located in areas that are known to be subject to earthquake activity, such as California, Washington, Oregon and New Zealand, or in flood zones, such as Appleton, Wisconsin and Fort Smith, Arkansas, in each case exposing them to increased risk of casualty.

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

We may be limited in our ability to obtain reimbursement from customers under existing warehouse contracts for any increases in operating expenses such as labor, electricity charges, maintenance costs, taxes, including real estate and income taxes, or other real estate-related costs. Unless we are able to offset any unexpected costs with sufficient revenues through new warehouse contracts or new customers, increases in these costs would lower our operating margins and could materially and adversely affect us.

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

Our properties are subject to regulation under OSHA, which requires employers to protect associates against many workplace hazards, such as exposure to harmful levels of toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by other jurisdictions in which we operate is substantial and any failure to comply with these regulations could expose us to penalties and potentially to liabilities to associates who may be injured at our warehouses, any of which could be material. Furthermore, any fines or violations that we face under OSHA could expose us to reputational risk.

We face ongoing litigation risks which could result in material liabilities and harm to our business regardless of whether we prevail in any particular matter.

We are a large company operating in multiple U.S. and international jurisdictions, with thousands of associates and business counterparts. As such, there is an ongoing risk that we may become involved in legal disputes or litigation with these parties or others. The costs and liabilities with respect to such legal disputes may be material and may exceed our amounts accrued, if any, for such liabilities and costs. In addition, our defense of legal disputes or resulting litigation could result in the diversion of our management’s time and attention from the operation of our business, each of which could impede our ability to achieve our business objectives. Some or all of the amounts we may be required to pay to defend or to satisfy a judgment or settlement of any or all of our disputes and litigation may not be covered by insurance.

We are currently invested in three joint ventures and may invest in joint ventures in the future and face risks stemming from our partial ownership interests in such properties which could materially and adversely affect the value of any such joint venture investments.

Both our current investments and future joint-venture investments involve risks not present in investments in which a third party is not involved, including the possibility that

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

As of December 31, 2020, we had approximately $521.3 million of variable-rate indebtedness outstanding under our 2020 Senior Unsecured Credit Facility. Additionally, we had approximately $1.9 billion of fixed-rate indebtedness outstanding under our Debt Private Placement offerings and $276.7 million under our 2013 CMBS Notes. Additional information regarding our indebtedness may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.

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

•	we may be unable to effectively hedge floating rate debt with respect to our 2020 Senior Unsecured Credit Facilities or any successor facilities thereto;
•	we are required to maintain certain debt and coverage and other financial ratios at specified levels, thereby reducing our operating and financial flexibility;
•	our vulnerability to general adverse economic and industry conditions may be increased; and
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

At December 31, 2020, our credit ratings were “BBB” with an Under Review with Positive Implications outlook from DBRS Morningstar, Inc., “BBB” with a Stable outlook from Fitch Ratings, Inc. and “Baa3” with a Stable outlook from Moody’s. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2020, $521.3 million of our outstanding consolidated indebtedness is variable-rate debt, and we may continue to incur variable-rate debt in the future. Increases in interest rates on such debt would raise our interest costs, reduce our cash flows and reduce our ability to make distributions to our shareholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Elimination of LIBOR may impact our financial statements

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD Libor tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

While we expect LIBOR to be available in substantially its current form until the end of 2021 or June 2023, as applicable, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Our existing indebtedness contains, and any future indebtedness is likely to contain, covenants that restrict our ability to engage in certain activities.

Our outstanding indebtedness requires, and our future indebtedness is likely to require, us to comply with a number of financial covenants and operational covenants. The financial covenants under our 2020 Senior Unsecured Credit Facility include a maximum leverage ratio, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a minimum unsecured debt service coverage ratio, and a maximum unsecured indebtedness to unencumbered assets ratio. In addition, the financial covenants under the Series A, Series B, Series C, Series D and Series E Senior Unsecured Notes include, without limitation, a maximum total leverage ratio, a minimum fixed charge coverage ratio, a maximum total secured indebtedness ratio, a minimum unsecured debt service coverage ratio and a maximum unsecured indebtedness to qualified assets ratio. These covenants may limit our ability to engage in certain transactions that may be in our best interests. In order to be able to make distributions to our shareholders (other than minimum distributions required to maintain our status as a REIT), there may not be an event of default under such indebtedness. Our failure to meet the covenants could result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and other indebtedness with a cross-default provision as well as foreclosure, in the case of secured indebtedness, upon any of our assets that secure such indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be materially and adversely affected.

As of December 31, 2020, a total of 15 of our warehouses were financed under mortgage loans grouped into a single pool. Certain covenants in the mortgage loan agreement place limits on our use of the cash flows associated with the pool, and place other restrictions on our use of the assets included within the pool. In particular, if our subsidiaries that are borrowers under the mortgage loan agreement fail to maintain certain cash flow minimums or a debt service coverage ratio, the cash generated by those subsidiaries will be restricted and unavailable for us to use, which we refer to as a “cash trap event.” If the pool under our mortgage loan agreement were to fail to maintain the applicable cash flow minimum or debt service coverage ratio, our ability to make capital expenditures and distributions to our shareholders could be limited. In addition, as a holder of equity interests in the borrowers under the pool, our claim to the assets contained in the pool is subordinate to the claims of the holders of the indebtedness under the mortgage loan agreement.

Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.

We have granted certain of our lenders security interests in approximately 8% of our assets, including equity interests in certain of our subsidiaries and in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.

Foreign exchange rates and other hedging activity exposes us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.

As of December 31, 2020, we were a party to cross currency swaps on our intercompany loans. Periodically we enter into foreign currency forward contracts to manage its exposure to fluctuations in exchange rates. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rate, interest rate, and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against foreign exchange rates, interest rates, and power cost changes could have a material adverse effect on us.

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

Under the Maryland General Corporation Law, or the MGCL, as applicable to Maryland real estate investment trusts, certain “business combinations” (including a merger, consolidation, share exchange or, in certain circumstances specified under the statute, an asset transfer or issuance or reclassification of equity securities) between a Maryland real estate investment trust and any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the trust’s then outstanding voting shares or an affiliate or associate of the trust who, at any time within the two-year period before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the trust’s then outstanding shares, which we refer to as an “interested shareholder,” or an affiliate thereof, are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. Thereafter, any such business combination must be approved by two super-majority shareholder votes unless, among other conditions, the trust’s common shareholders receive a minimum price (as defined in the MGCL) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its voting shares. Pursuant to the statute, our board of trustees, by resolution, elected to opt out of the business combination provisions of the MGCL. This resolution may not be modified or repealed by our board of trustees without the approval of our shareholders by the affirmative vote of a majority of the votes cast on the matter. Accordingly, the five-year prohibition and the super-majority vote requirements described above do not apply to a business combination between us and any other person. As a result, any person may be able to enter into business combinations with us, which may not be in your best interest as a shareholder, within five years of becoming an interested shareholder and without compliance by us with the super-majority vote requirements and other provisions of the MGCL.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland real estate investment trust (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the trust’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, the trust’s officers and the trust’s associates who are also the trust’s trustees. Our amended and restated bylaws, or our bylaws, contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of our shares. This provision may not be amended by our board of trustees without the affirmative vote at a duly called meeting of shareholders of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees.

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

Our declaration of trust eliminates our trustees’ and officers’ liability to us and our shareholders for money damages except for liability resulting from actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty established by a final judgment and which is material to the cause of action. Our declaration of trust and our bylaws require us to indemnify our trustees and officers to the maximum extent permitted by Maryland law for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the trustee or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or the result of active and deliberate dishonesty, the trustee or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the trustee or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers.

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

Our current annualized distributions to our shareholders are $0.84 per share. If cash available for distribution generated by our assets is less than our estimate, or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our shareholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common shares. Any distributions made to our shareholders by us will be authorized and determined by our board of trustees in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.

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
The market price of our common shares could decline as a result of sales or resales of a large number of our common shares in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common shares in the future at a desired time and at an attractive price. On August 26, 2019, we entered into a distribution agreement with a syndicate of banks through which we may sell from time to time up to an aggregate of $500.0 million of our common shares in an at the market equity program (an “ATM Offering”).

On April 16, 2020, this ATM Equity Program was terminated and replaced with a new ATM Equity Program, pursuant to which we may sell up to an aggregate sales price of $500.0 million of our common shares. There were 7,440,532 common shares sold under the ATM Equity Program during 2020. We intend to use any net proceeds from sales of our common shares pursuant to the new ATM Equity Program for working capital, capital expenditures and other general corporate purposes, which may include funding development, expansion and acquisitions opportunities and the repayment of outstanding indebtedness.

As of December 31, 2020, 251,702,603 common shares are issued and outstanding, and no Series A preferred shares, Series B preferred shares or Series C preferred shares are issued and outstanding.

As of December 31, 2020, the 14,773,725 common shares beneficially owned by our trustees, executive officers and other affiliates were “restricted securities” within the meaning of Rule 144 under the Securities Act and cannot be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.

In addition, we have filed with the SEC a registration statement on Form S-8 covering common shares issuable pursuant to options, restricted stock units, performance units, operating partnership profits units and other stock-based awards issued under our outstanding equity incentive plans and a registration statement on Form S-8 covering shares issuable under our 2020 Employee Stock Purchase Plan.

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

We have elected to be taxed as a REIT under the Code. Our qualification as a REIT requires us to satisfy numerous requirements, some on an annual and quarterly basis, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and which involve the determination of various factual matters and circumstances not entirely within our control. We expect that our current organization and methods of operation will enable us to continue to qualify as a REIT, but we may not so qualify or we may not be able to remain so qualified in the future. In addition, U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. The Protecting Americans from Tax Hikes Act, or PATH Act, was enacted in December 2015, and included numerous changes in the U.S. federal income tax laws applicable to

REITs, and comprehensive tax legislation passed on December 22, 2017, which is commonly known as the Tax Cuts and Jobs Act, or TCJA and, which is fully described in Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K, made fundamental changes to the individual and corporate tax laws that will materially impact us and our shareholders. In addition, future legislation, new regulations, administrative interpretations or court decisions could materially and adversely affect our ability to qualify as a REIT or materially and adversely affect our company and shareholders.

As a result of the Agro Merchants Acquisition, we acquired interests in certain assets and earn certain items of income that are not, or may not be, qualifying assets or income for purposes of the REIT asset and income tests. In addition, although we intend to structure our post-acquisition operation of Agro Merchants in a way that would allow us to continue to qualify as a REIT for U.S. federal income tax purposes, no assurances can be given that we will be successful.

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

Changes to the U.S. federal income tax laws, including changes in applicable tax rates, are proposed regularly. Additionally, the REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, such changes could have an adverse impact on our business and financial results.

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

As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. For all tax periods during which the Operating Partnership is treated as a partnership, each of its partners, including us, will be allocated that partner’s share of the Operating Partnership’s income. Following the admission of additional limited partners, no assurance can be provided, however, that the IRS will not challenge the status of our Operating Partnership as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT, which would have a material adverse effect on us and our shareholders. Also, our Operating Partnership would then be subject to U.S. federal corporate income tax, which would reduce significantly the amount of its funds available for debt service and for distribution to its partners, including us.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

General
    In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (Financial Statement Schedule) under Part IV, Item 15(a) (2) and which is included in Part II, Item 8.
Our Warehouse Portfolio
    As of December 31, 2020, we operated a global network of 238 warehouses that contained over 1.4 billion cubic feet and approximately 4 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
    The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2020.

Country / Region	# of warehouses(7)	Cubic feet (in millions)(7)	% of total cubic feet	Pallet positions (in thousands)	Average economic occupancy (1)	Average physical occupancy (1)	Revenues (2) (in millions)	Applicable segment contribution (NOI) (2)(3) (in millions)	Total customers (4)
Owned / Leased (5)
North America
Central - United States	44	273.6	20%	1,132.7	80%	73%	$364.0	$141.8	756
East - United States	38	293.4	21%	820.5	78%	71%	320.0	97.2	768
Southeast - United States	62	341.8	25%	859.4	80%	74%	354.4	111.0	775
West - United States	38	234.5	17%	974.3	74%	69%	269.3	101.3	657
Canada	4	25.5	2%	83.2	86%	86%	27.4	11.9	88
North America Total / Average	186	1,168.8	85%	3,870.1	78%	72%	$1,335.1	$463.2	2,361
International
Europe	26	111.2	8%	N/R	N/R	N/R	N/R	N/R	N/R
Asia-Pacific	14	70.0	5%	202.5	95%	82%	$206.5	$55.1	82
South America	3	17.3	2%	22.6	71%	71%	7.7	2.0	38
International Total / Average	43	198.5	15%	225.1	93%	81%	$214.2	$57.1	120
Owned / Leased Total / Average	229	1,367.3	100%	4,095.2	79%	72%	$1,549.3	$520.3	2,473
Third-Party Managed
United States	7	38.5	88%	—	—	—	$259.3	$7.8	4
Asia-Pacific (6)	1	—	—%	—	—	—	18.3	2.8	1
Canada	1	5.3	12%	—	—	—	14.2	1.6	1
Third-Party Managed Total / Average	9	43.8	100%	—	—	—	$291.8	$12.2	7
Portfolio Total / Average	238	1,411.1	100%	4,095.2	79%	72%	$1,841.1	$532.5	2,474

(1)We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.
We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the year ended December 31, 2020. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.
(2)Year ended December 31, 2020.
(3)We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges and corporate-level selling, general and administrative expenses). The applicable segment contribution (NOI) from our owned and leased warehouses and our third-party managed warehouses is included in our warehouse segment contribution (NOI) and third-party managed segment contribution (NOI), respectively.
(4)We serve some of our customers in multiple geographic regions and in multiple facilities within geographic regions. As a result, the total number of customers that we serve is less than the total number of customers reflected in the table above that we serve in each geographic region.
(5)As of December 31, 2020, we owned 144 of our U.S. warehouses and 37 of our international warehouses, and we leased 38 of our U.S. warehouses and ten of our international warehouses. As of December 31, 2020, fourteen of our owned facilities were located on land that we lease pursuant to long-term ground leases.
(6)Constitutes non-refrigerated, or “ambient,” warehouse space. This facility contains 330,527 square feet of ambient space.
(7)Data for the Agro acquisition is only included under “number of warehouses” and “cubic feet”, data for operational metrics is not relevant (N/R) for the year ended December 31, 2020, as the Agro acquisition closed on December 30, 2020.
    We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:

•Distribution. As of December 31, 2020, we owned or leased 91 distribution centers with approximately 649.5 million cubic feet of temperature-controlled capacity and 1.8 million pallet positions. Distribution centers typically house a wide variety of customers’ finished products until future shipment to end users. Each distribution center is located in a key distribution hub that services a distinct surrounding population center in a major market.
•Public. As of December 31, 2020, we owned or leased 86 public warehouses with approximately 427.6 million cubic feet of temperature-controlled capacity and 1.2 million pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers.
•Production Advantaged. As of December 31, 2020, we owned or leased 47 production advantaged warehouses with approximately 270.7 million cubic feet of temperature-controlled capacity and 1.2 million pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.
•Facility Leased. As of December 31, 2020, we had 5 facility leased warehouses with approximately 19.5 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.
•Third-Party Managed. As of December 31, 2020, we managed 9 warehouses on behalf of third parties with approximately 43.8 million cubic feet of temperature-controlled capacity. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

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
    On February 26, 2021, we had approximately 252,366,476 common shares outstanding. The number of holders of record of our common shares on February 26, 2021 was 48. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust common stock during the period from January 19, 2018 (the date of our IPO) through December 31, 2020, with the cumulative total returns on the MSCI US REIT Index (RMZ) and the S&P 500 Market Index. The comparison assumes that $100 was invested on January 19, 2018 in Americold Realty Trust common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, S&P 500, and RMZ Index

Assumes $100 invested on January 19, 2018
Assumes dividends reinvested
To fiscal year ended December 31, 2020

Index Value
275
250
225
200
175
150
125
100
75
01/19/18
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Period Ending
COLD
S&P 500
RMZ

Pricing Date	COLD ($)	S&P 500($)	RMZ($)
1/19/2018	100.00	100.00	100.00
3/29/2018	109.00	94.22	95.84
6/29/2018	127.97	97.57	104.38
9/28/2018	147.59	105.03	104.43
12/31/2018	151.79	90.82	96.30
3/29/2019	188.35	103.00	113.59
6/28/2019	202.61	107.35	113.93
9/30/2019	234.25	109.24	121.52
12/31/2019	224.06	119.05	119.34
3/31/2020	225.00	95.01	87.63
6/30/2020	242.79	114.17	96.97
9/30/2020	241.88	124.49	97.65
12/31/2020	255.61	139.57	107.88
•This graph and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Security Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
•The stock price performance shown on the graph is not necessarily indicative of future price performance.
•The hypothetical investment in Americold Realty Trust’s common stock presented in the stock performance graph above is based on the closing price of the common stock on January 19, 2018.
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
During the year ended December 31, 2020, there were 7,440,532 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $272.6 million. The proceeds were offset by $3.0 million of fees. Included in the shares sold under the 2020 ATM Equity Program were forward sale agreements to sell

4,346,101 common shares for gross proceeds of $162.2 million. During the year ended December 31, 2020, the Company settled 5,011,428 common shares for gross proceeds of $183.0 million under its ATM equity program. Pursuant to the respective forward sale agreements, the remaining 2,428,604 of shares must be settled by September 1, 2021 for gross proceeds of $89.6 million.
After considering the common shares issued during 2020 and the shares subject to the forward sale agreements, the Company had approximately $227.4 million of availability remaining for distribution under the 2020 ATM Equity Program as of December 31, 2020.
On October 13, 2020, the Company completed an underwritten registered public offering pursuant to forward sale agreements in which the forward purchasers borrowed and sold to the underwriters in the public offering 31,900,000 common shares, as well as an option for the underwriters to purchase 4,785,000 additional common shares. The initial forward sale price was $36.67 per share, which is the public offering price per share, less the underwriting discount per share. On November 9, 2020, the underwriters exercised in full its option to purchase 4,785,000 additional common shares. On December 29, 2020, the Company issued 31,900,000 common shares generating net proceeds of $1.17 billion, upon settlement of its forward contract in order to fund the Agro acquisition, and through the issuance of 14,166,667 common shares of the Company (the “Acquisition Shares”) to the Sellers at closing on December 30, 2020. As of December 31, 2020, the underwriter’s option to purchase 4,785,000 additional common shares is outstanding under forward contracts.

Other Shareholder Matters

None.

ITEM 6. Selected Financial Data
None.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K. Refer to our Annual Report on Form 10-K as filed on March 2, 2020, for a discussion of the comparative results of operations for the years ended December 31, 2019 and 2018.
Management’s Overview
    We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2020, we operated a global network of 238 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 194 warehouses in North America, 26 in Europe, 15 warehouses in Asia-Pacific, and 3 warehouses in South America. We view and manage our business through three primary business segments: warehouse, third–party managed and transportation. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 22 temperature-controlled warehouses and one with Comfrio, which owns or operates 13 temperature-controlled warehouses.
Components of Our Results of Operations
    Warehouse. Our primary source of revenues consists of rent, storage and warehouse services fees. Our rent, storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses by our customers. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, (10) government-approved temperature-controlled storage and inspection services, (11) fumigation, (12) pre-cooling and cold treatment services, and (13) ripening. We refer to these handling and other warehouse services as our value-added services.
    Cost of operations for our warehouse segment consists of power, other facilities costs, labor, and other services costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Labor expense is also impacted as a result of discretionary bonuses. In response to the COVID-19 pandemic, we have incorporated certain inefficiencies such as staggered break schedules, social distancing, and other changes to process, all of which we expect to continue to incur going forward. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the temperature zone or type of freezing required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation (which include incremental supplies as a result of COVID-19), repairs and maintenance on real estate, rent under real property operating leases, where applicable, security, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), personal protective equipment to maintain the health and safety of our associates, warehouse administration and other related services costs.
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
    Transportation. We charge transportation fees, including fuel surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers. Additionally, in connection with the Cloverleaf Acquisition, we acquired trucks and associates that support certain customers within the geographic area. We supplemented our regional, national and truckload consolidation business with the Hall’s acquisition, which services the Northeast corridor of the U.S. with an owned and maintained fleet. Our acquisition of Agro Merchants further expands our Transportation service offering. Agro Merchants operates its own fleet of temperature-controlled vehicles in the U.S., Ireland and UK and also offers a variety of non-asset based transportation management services. These include multi-modal global freight forwarding services to support our customers’ needs.
    Other. In addition to our primary business segments, we owned and operated a limestone quarry in Carthage, Missouri for the first half of 2020. Revenues were generated from the sale of limestone mined at our quarry. Cost of operations for our quarry consisted primarily of labor, equipment, fuel and explosives. The sale of our quarry business segment was completed on July 1, 2020.
    Other Consolidated Operating Expenses. We also incur depreciation and amortization expenses, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other expenses.
    Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to our warehouses, including buildings and improvements, refrigeration equipment, racking, leasehold improvements, material handling equipment, furniture and fixtures, and our computer hardware and software. Amortization relates primarily to intangible assets for customer relationships.
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
•Non-recurring public company implementation costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public reporting company.
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
Key Factors Affecting Our Business and Financial Results
Acquisitions and Joint Ventures
    On February 1, 2019, we completed the PortFresh Acquisition for a purchase price of approximately $35.9 million, utilizing available cash on hand. PortFresh consisted of one facility operating near the port of Savannah, Georgia and adjacent land upon which we have constructed a newly developed facility. This newly constructed facility received its certificate of occupancy during the second quarter of 2020. Since the date of acquisition, we have reported the results of the acquired facility within our Warehouse segment.

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
    Also, on May 1, 2019, we completed the Lanier Acquisition for approximately $82.5 million utilizing cash drawn from our senior unsecured revolving credit facility. Lanier consisted of two temperature-controlled storage facilities in Georgia serving the poultry industry. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
    On November 19, 2019, we completed the MHW Acquisition for a purchase price of approximately $51.6 million, utilizing available cash on hand. MHW consisted of two temperature-controlled storage facilities, one located in Chambersburg, Pennsylvania and another in Perryville, Maryland. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
    On January 2, 2020, we completed the purchase of all outstanding shares of Nova Cold for cash consideration of C$338.7 million (USD $260.6 million). Nova Cold consisted of four temperature-controlled facilities in Toronto, Calgary and Halifax. The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with funds drawn on our 2018 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
Also, on January 2, 2020, we completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $57.7 million, utilizing available cash on hand. Newport Cold consists of a single temperature-controlled warehouse located in St. Paul, Minnesota. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
On March 6, 2020, we acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Real Dollars of R$117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. We funded the purchase price using cash on hand. Our pro-rata share of the Brazil JV’s results are included within “(Loss) income from investments in partially owned entities”. As of December 31, 2020, SuperFrio owns or operates 22 temperature-controlled warehouses in Brazil.
On August 31, 2020, we completed the acquisition of Caspers Cold Storage for cash consideration of approximately $25.6 million, utilizing available cash on hand. Caspers consisted of a single temperature-controlled warehouse located in Tampa, Florida. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
Additionally, on August 31, 2020, we completed the acquisition of AM-C Warehouses for cash consideration of approximately $82.7 million, utilizing available cash on hand. AM-C Warehouses consisted of an owned facility in Mansfield, Texas and a leased facility in Grand Prairie, Texas. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On November 2, 2020, we completed the acquisition of New Jersey based Halls Warehouse Corporation for $489.2 million. Halls consisted of eight facilities near the Port of Newark. Halls also provides transportation services to its customers. Since the date of acquisition, we have reported the results of the facilities within our warehouse segment, and the results of Halls transportation services within our transportation segment.

On December 30, 2020, we completed the acquisition of Agro Merchants for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $119.9 million, and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. The one business day of results was immaterial to the Consolidated Statement of Operations for the year ended December 31, 2020. Agro Merchants operates more than 236 million cubic feet of temperature-controlled warehouse and distribution space across 46 facilities and provides transportation services in the United States, Europe, Australia and Chile. We expect to report the results of these facilities within our warehouse segment in 2021, and the results of the transportation operations within our transportation segment in 2021.
Our results of operations for the year ended December 31, 2020 includes the four months for the activity of the AM-C and Caspers acquisitions, and the two months for the activity of the Halls acquisition. Our results of operations for the year ended December 31, 2019 includes the one month and partial period of November for the activity of the MHW Acquisition, eight months of activity for the Cloverleaf Acquisition and Lanier Acquisition, and eleven months of activity for the PortFresh Acquisition. Refer to Notes 2 and 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.

COVID-19
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers and business partners. While we have not experienced significant disruptions on our operations from the COVID-19 pandemic thus far, we are unable to predict the future impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties arising from the pandemic. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others. Our business is deemed an “essential business” as defined by the Department of Homeland Security, which means that our associates are able to continue working in our facilities during “shelter-in-place” or “stay-at-home” orders. The outbreak of COVID-19 in the United States and other countries in which we operate, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has led many nations, states and local authorities to institute “shelter-in-place” or “stay-at-home” orders, mandate business and school closures and restrict travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Many states and cities have begun implementing “reopening” plans, however, these restrictions vary widely by jurisdiction and may continue to change as the COVID-19 pandemic progresses. The negative impacts of the COVID-19 pandemic are pervasive across a broad spectrum of industries, including industries in which we, our customers and business partners operate. Negative impacts from COVID-19 may negatively impact the business and operations of our customers and business partners (including our suppliers). Further, the impacts of a potentially worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer and business spending as well as other unanticipated consequences continue to remain unknown. The impacts of locations of outbreaks and actions mandated by governmental authorities or taken voluntarily by businesses and individuals to contain or mitigate the spread of COVID-19 and the timing of the repeal or loosening of such restrictions are also unknown. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Refer to “Risk Factors - Risks Related to Public Health Crises - We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus and variants (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure and may have a material adverse effect on us.
Foreign Currency Translation Impact on Our Operations
    Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our operations outside the United States. Future fluctuations of foreign currency exchange rates and their impact on our Consolidated Statements of Operations are inherently uncertain. As a result of the relative size of our international operations, these fluctuations may be material on our results of operations. Our revenues and expenses from our international operations are typically denominated in the local currency of the country in which they are derived or incurred. Therefore, the impact of foreign currency fluctuations on our results of operations and margins is partially mitigated.
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

Foreign Currency	Foreign exchange rates as of December 31, 2020	Average foreign exchange rates used to translate actual operating results for the year ended December 31, 2020	Foreign exchange rates as of December 31, 2019	Prior period average foreign exchange rate used to adjust actual operating results for the year ended December 31, 2020(1)
Australian dollar	0.769	0.688	0.703	0.699
New Zealand dollar	0.718	0.649	0.675	0.664
Argentine peso	0.012	0.014	0.017	0.022
Canadian dollar	0.785	0.746	0.772	0.752
Euro(2)	1.222	N/A	N/A	N/A
British pound(2)	1.367	N/A	N/A	N/A
Chilean peso(2)	0.141	N/A	N/A	N/A
Poland Zloty(2)	0.268	N/A	N/A	N/A
Brazilian real(3)	0.193	0.185	N/A	N/A
(1)Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.
(2)Included due to our acquisition of Agro on December 30, 2020, no rates are reflected prior to our investment.
(3)Included due to our investment in the Brazil JV in March 2020, thus prior year rates not included during period prior to our investment. The average rate used for the year ended December 31, 2020 reflects the average rate from the date of our initial investment through the end of the year.

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
    As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements, the sale of our quarry business and the exit of the China JV (see Note 4 to the Consolidated Financial Statements in this

Annual Report on Form 10-K for more information regarding the China JV). Through our process of active portfolio management, we continue to evaluate our markets and offerings.
Strategic Shift within Our Transportation Segment
    Several years ago, we initiated a strategic shift in our transportation segment services and solutions. The intention of this strategic shift was to better focus our business on the operation of our temperature-controlled warehouses. Specifically, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, in favor of more profitable and value-added programs, such as regional, national, truckload and retailer-specific multi-vendor consolidation services. We designed each value-added program to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased client retention, as well as maintain high occupancy levels in our temperature-controlled warehouses. Over the last several years, we have made significant progress in implementing our strategic initiative of growing our transportation service offering in a way that complements our temperature-controlled warehouse business, for example, we have also added a dedicated fleet service offering through acquisitions. We intend to continue executing this strategy in the future.
Historically Significant Customer
    For the years ended December 31, 2020, 2019, and 2018 one customer accounted for more than 10% of our total revenues, with revenues received of $257.3 million, $211.1 million and $212.8 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $241.8 million, $195.4 million, and $196.3 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2020, 2019 and 2018, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
Economic Occupancy of our Warehouses
We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account the actual pallet commitment specified in each customers’ contract, and subtracting the physical pallet positions. We regard economic occupancy as an important driver of our financial results. Historically, providers of temperature-controlled warehouse space have offered storage services to customers on an as-utilized, on-demand basis. We actively seek to enter into contracts that implement our commercial business rules which contemplate, among other things, fixed storage commitments in connection with establishing new customer relationships. Additionally, we actively seek opportunities to transition our current customers to contracts that feature a fixed storage commitment when renewing existing agreements or upon the change in the anticipated profile of our customer. This strategy mitigates the impact of changes in physical occupancy throughout the course of the year due to seasonality, as well as other factors that can impact physical occupancy while ensuring our customers have the necessary space they need to support their business.
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
    We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other expenses). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
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

Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended December 31, 2020 includes all properties that we owned at January 2, which had both been owned and had reached “normalized operations” by January 2, 2019.
    We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation and amortization, impairment charges and corporate-level selling, general and administrative expenses, corporate-level acquisition, litigation and other expenses and gain or loss on sale of real estate). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
    The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses for the year ended December 31, 2020. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of the sites that were exited during the year ended December 31, 2020, as described in footnote 2 following the table. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 22 temperature-controlled warehouses and one with Comfrio, which owns or operates 13 temperature-controlled warehouses; these joint ventures are not included in the table below.

Total Warehouses	238
Same Store Warehouses (1)	135
Non-Same Store Warehouses (1)	94
Third-Party Managed Warehouses (2)	9
    (1) At the beginning of 2020 we reclassified one facility in our portfolio to the same store population from the non-same store population as a result of achieving normalized operations, two facilities were reclassified from to our non-same store population from our same store population as a result of the redevelopment impact to the Atlanta Major Market Strategy that is in progress, and one facility that was in the same-store population was sold. During 2020, we acquired four facilities in connection with the Nova Cold Acquisition, one facility in connection with the Newport Acquisition, two facilities in connection with the AM-C Acquisition, one facility in connection with the Caspers Acquisition, eight facilities in connection with the Halls Acquisition and 46 facilities in connection with the Agro Acquisition, all of which were added to the non-same store population. Additionally, during 2020 we completed a development upon land that was acquired in connection with the PortFresh Acquisition, which was added to the non-same store population.
    (2) During 2020, we exited two third-party managed warehouses, which were not renewed upon expiration of the operating agreement.
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
SEC Amendments to Financial Disclosures about Acquired and Disposed Businesses
In May 2020, the SEC adopted the final rule under SEC release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, amending Rule 1-02(w)(2) which includes amendments to certain of its rules and forms related to the disclosure of financial information regarding acquired or disposed businesses. Among other changes, the amendments impact SEC rules relating to (1) the definition of “significant” subsidiaries, (2) requirements to provide financial statements for “significant” acquisitions, and (3) revisions to the formulation and usage of pro forma financial information. The final rule is effective on January 1, 2021; however, voluntary early adoption is permitted. The Company early adopted the provisions of the final rule in the third quarter of 2020. We have applied the new rules to the contemplated and completed acquisitions since the date of adoption. The Agro acquisition met the SEC’s revised definition of significance, requiring one year of audited financial statements and pro forma financial information and was filed on Form 8-K/A on February 26, 2021.
Presentation
    A detailed discussion of the 2020 year-over-year changes can be found below and a detailed discussion of the 2019 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the SEC on March 2, 2020.

Results of Operations
Comparison of Results for the Years Ended December 31, 2020 and 2019
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$666,150	$669,154	$582,509	14.4%	14.9%
Warehouse services	883,164	885,728	794,708	11.1%	11.5%
Total warehouse segment revenue	1,549,314	1,554,882	1,377,217	12.5%	12.9%

Power	90,533	91,039	82,380	9.9%	10.5%
Other facilities costs (2)	137,216	137,887	113,551	20.8%	21.4%
Labor	677,039	679,306	614,049	10.3%	10.6%
Other services costs (3)	124,193	124,767	119,646	3.8%	4.3%
Total warehouse segment cost of operations	1,028,981	1,032,999	929,626	10.7%	11.1%
Warehouse segment contribution (NOI)	$520,333	$521,883	$447,591	16.3%	16.6%

Warehouse rent and storage contribution (NOI) (4)	$438,401	$440,228	$386,578	13.4%	13.9%
Warehouse services contribution (NOI) (5)	$81,932	$81,655	$61,013	34.3%	33.8%

Total warehouse segment margin	33.6%	33.6%	32.5%	109 bps	106 bps
Rent and storage margin(6)	65.8%	65.8%	66.4%	-55 bps	-58 bps
Warehouse services margin(7)	9.3%	9.2%	7.7%	160 bps	154 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $12.9 million and $12.3 million for the year ended December 31, 2020 and 2019, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $9.4 million and $12.0 million for the year ended December 31, 2020 and 2019, respectively.
(4)Calculated as rent and storage revenue less power and other facilities costs.
(5)Calculated as warehouse services revenue less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenue.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenue.
Warehouse segment revenue was $1.55 billion for the year ended December 31, 2020, an increase of $172.1 million, or 12.5%, compared to $1.38 billion for the year ended December 31, 2019. On a constant currency basis, our warehouse segment revenue was $1.55 billion for the year ended December 31, 2020, an increase of $177.7 million, or 12.9%, compared to the prior year. Approximately $158.7 million of the increase, on an actual basis, was primarily driven by acquisitions completed during 2019 and 2020, including the growth experienced period-over-period during overlapping periods of ownership. We acquired 23 warehouse facilities as a result of the Cloverleaf and Lanier acquisitions on May 1, 2019, two facilities in connection with the MHW acquisition on November 19, 2019 and one facility as a result of the PortFresh acquisition on February 1, 2019, and therefore did not have ownership of these facilities during the entirety of the comparable prior period. In 2020, we acquired 62 facilities in the warehouse segment in the Agro, AM-C, Caspers, Halls, Newport and Nova Cold acquisitions. Agro’s revenue is not reflected in the operating results of our warehouse segment as the acquisition closed on December 30, 2020 with only one day of results for the year ended December 31, 2020. We consider the results to be immaterial and have excluded it for the year ended December 31, 2020.
Throughout 2020, revenue growth has been driven by the impact of acquisitions. Additionally, we experienced higher than seasonal grocery demand within the retail sector due to the COVID-19 pandemic. However, this was mostly offset by decreased consumption in the food services sector due to stay-at-home orders and continued social distancing which resulted in lower services revenue due to the shift in demand. Later in the second quarter of 2020, the food service sector volumes began to increase as re-opening plans were implemented but still significantly lower than the prior comparable period. The increase was also partially due to higher economic occupancy in our same-store pool from higher commodity holdings and a slowdown in food service activity and exports, coupled with an increase in fixed committed contracts. The remaining increase was primarily due to a more favorable customer mix, improvements in our commercial terms and contractual rate escalations, the incremental revenue from our expansion of the Rochelle, Illinois facility and the opening of the development in Savannah. The foreign currency translation of revenue received by our foreign operations had a $5.6 million unfavorable impact during the year ended December 31, 2020, which was mainly driven by the strengthening of the U.S. dollar over the Australian dollar and to a lesser extent the strengthening of the U.S. dollar over the Argentine peso.
Warehouse segment cost of operations was $1.03 billion for the year ended December 31, 2020, an increase of $99.4 million, or 10.7%, compared to $929.6 million for the year ended December 31, 2019. On a constant currency basis, our warehouse segment cost of operations was $1.03 billion for the year ended December 31, 2020, an increase of $103.4 million, or 11.1%, compared to the prior year. Approximately $97.8 million of the increase, on an actual basis,was primarily driven by the additional facilities we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations in response to COVID-19. We undertook initiatives to ensure the health and safety of our associates, incurring higher costs for items such as labor, due to social distancing requirements, cleaning and sanitation supplies, and other personal protective equipment (“PPE”). These incremental COVID-19 expenses include higher sanitation costs of $3.2 million and higher PPE costs of $0.8 million for the year ended December 31, 2020. Additionally, we experienced higher property taxes and property insurance expense during 2020, due primarily to our growing portfolio. During the second quarter of 2020, we also paid a front-line appreciation bonus to our associates in recognition of their dedication and efforts during the COVID-19 pandemic, which totaled $4.3 million. The foreign currency translation of expenses incurred by our foreign operations had a $4.0 million favorable impact during the year ended December 31, 2020.
Warehouse segment contribution (NOI) was $520.3 million for the year ended December 31, 2020, an increase of $72.7 million, or 16.3%, compared to $447.6 million for the year ended December 31, 2019. On a constant currency basis, warehouse segment contribution was $521.9 million for the year ended December 31, 2020, an increase of $74.3 million, or 16.6%, compared to the prior year. The foreign currency translation of our results of operations had a $1.6 million unfavorable impact to the warehouse segment contribution period-over-period. The increase was primarily driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The remainder of the increase was driven by improvements in our core business, same store economic occupancy growth, and disciplined cost controls through the Americold Operating System of our power and other services costs, which allowed us to generate higher contribution margins. The increases were partially offset by the currency translation impact of the strengthening of the U.S. dollar, the appreciation bonus paid to front-line associates to recognize the efforts of our associates during the COVID-19 pandemic, increases in the cost of property taxes and property insurance, as well as the increase in costs related to the COVID-19 response efforts to maintain the health and safety of our associates.

Same Store Analysis
We had 135 same stores for the years ended December 31, 2020 and 2019. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2020 and December 31, 2019. Amounts related to the AM-C, Cloverleaf, Caspers, Hall’s, Lanier, MHW, Newport and Nova Cold acquisitions are reflected within non-same store results. The operational results from one day of ownership from the Agro acquisition is not material for the year ended December 31, 2020.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of same store sites	135		135	n/a	n/a
Same store revenue:	(Dollars in thousands)
Rent and storage	$507,848	$510,614	$494,273	2.7%	3.3%
Warehouse services	668,717	671,079	660,843	1.2%	1.5%
Total same store revenue	1,176,565	1,181,693	1,155,116	1.9%	2.3%
Same store cost of operations:
Power	64,088	64,576	66,648	(3.8)%	(3.1)%
Other facilities costs	104,537	105,122	95,772	9.2%	9.8%
Labor	521,880	524,044	518,652	0.6%	1.0%
Other services costs	84,773	85,308	92,835	(8.7)%	(8.1)%
Total same store cost of operations	$775,278	$779,050	$773,907	0.2%	0.7%

Same store contribution (NOI)	$401,287	$402,643	$381,209	5.3%	5.6%
Same store rent and storage contribution (NOI)(2)	$339,223	$340,916	$331,853	2.2%	2.7%
Same store services contribution (NOI)(3)	$62,064	$61,727	$49,356	25.8%	25.1%

Total same store margin	34.1%	34.1%	33.0%	110 bps	107 bps
Same store rent and storage margin(4)	66.8%	66.8%	67.1%	-34 bps	-37 bps
Same store services margin(5)	9.3%	9.2%	7.5%	181 bps	173 bps

	Year ended December 31,				Change
	2020 actual	2020 constant currency(1)		2019 actual	Actual	Constant currency
Number of non-same store sites(6)	94			32	n/a	n/a
Non-same store revenue:	(Dollars in thousands)
Rent and storage	$158,302	$158,540		$88,236	79.4%	79.7%
Warehouse services	214,447	214,649		133,865	60.2%	60.3%
Total non-same store revenue	372,749	373,189		222,101	67.8%	68.0%
Non-same store cost of operations:
Power	26,445	26,463		15,732	68.1%	68.2%
Other facilities costs	32,679	32,765		17,779	83.8%	84.3%
Labor	155,159	155,262	1	95,397	62.6%	62.8%
Other services costs	39,420	39,459		26,811	47.0%	47.2%
Total non-same store cost of operations	$253,703	$253,949		$155,719	62.9%	63.1%

Non-same store contribution (NOI)	$119,046	$119,240		$66,382	79.3%	79.6%
Non-same store rent and storage contribution (NOI)(2)	$99,178	$99,312		$54,725	81.2%	81.5%
Non-same store services contribution (NOI)(3)	$19,868	$19,928		$11,657	70.4%	71.0%

Total non-same store margin	31.9%	32.0%		29.9%	205 bps	206 bps
Non-same store rent and storage margin(4)	62.7%	62.6%		62.0%	63 bps	62 bps
Non-same store services margin(5)	9.3%	9.3%		8.7%	56 bps	58 bps

Total warehouse segment revenue	$1,549,314	$1,554,882	$1,377,217	12.5%	12.9%
Total warehouse cost of operations	$1,028,981	$1,032,999	$929,626	10.7%	11.1%
Total warehouse segment contribution	$520,333	$521,883	$447,591	16.3%	16.6%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Calculated as rent and storage revenues less power and other facilities costs.

(3)Calculated as warehouse services revenues less labor and other services costs.
(4)Calculated as rent and storage contribution (NOI) divided by rent and storage revenue.
(5)Calculated as warehouse services contribution (NOI) divided by warehouse services revenue.
(6)Non-same store warehouse count of 94 includes 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020, and five warehouses acquired through the Nova Cold and Newport acquisitions on January 2, 2020. The results of these acquisitions are reflected in the results above since date of ownership. The operational results from one day of ownership of the Agro warehouses is immaterial to the three months and year ended December 31, 2020.
n/r - not relevant
The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
Units in thousands except per pallet and site number data - unaudited	2020	2019
Number of same store sites	135	135	n/a
Same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	2,440	2,405	1.5%
Economic occupancy percentage	80.5%	79.4%	110 bps
Same store rent and storage revenue per economic occupied pallet	$208.10	$205.53	1.3%
Constant currency same store rent and storage revenue per economic occupied pallet	$209.23	$205.53	1.8%

Physical occupancy(2)
Average physical occupied pallets	2,204	2,282	(3.4)%
Average physical pallet positions	3,031	3,028	0.1%
Physical occupancy percentage	72.7%	75.4%	-265 bps
Same store rent and storage revenue per physical occupied pallet	$230.45	$216.62	6.4%
Constant currency same store rent and storage revenue per physical occupied pallet	$231.70	$216.62	7.0%

Same store warehouse services:
Throughput pallets (in thousands)	25,133	25,842	(2.7)%
Same store warehouse services revenue per throughput pallet	$26.61	$25.57	4.1%
Constant currency same store warehouse services revenue per throughput pallet	$26.70	$25.57	4.4%

Number of non-same store sites(3)	94	32	n/a
Non-same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	793	460	72.2%
Economic occupancy percentage	74.5%	79.9%	-542 bps

Physical occupancy(2)
Average physical occupied pallets	762	446	70.8%
Average physical pallet positions	1,065	576	84.8%
Physical occupancy percentage	71.6%	77.5%	-586 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	6,990	4,249	64.5%
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
(3)Non-same store warehouse count of 94 includes 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020, and five warehouses acquired through the Nova Cold and Newport acquisitions on January 2, 2020. The results of these acquisitions are reflected in the results above since date of ownership. The operational results from one day of ownership of the Agro warehouses is immaterial to the three months and year ended December 31, 2020.
Economic occupancy at our same stores was 80.5% for the year ended December 31, 2020, an increase of 110 basis points compared to 79.4% for the year ended December 31, 2019. This change was primarily the result of an increase in fixed storage contracts. Our economic occupancy at our same stores for the year ended December 31, 2020 was 781 basis points higher than our corresponding average physical occupancy of 72.7%. The decrease of 265 basis points in average physical occupancy compared to 75.4% for the year ended December 31, 2019 was partially driven by lower protein occupancy and lower food service business occupancy due to “stay-at-home” orders as well as port congestion as a result of COVID-19, which generated lower throughput of inventory within our warehouses. This was partially offset by the increase in physical occupancy related to the retail products as a result of higher grocery demand related to COVID-19.
Same store rent and storage revenues per economic occupied pallet increased 1.3% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 1.8% period-over-period.
Throughput pallets at our same stores were 25.1 million pallets for the year ended December 31, 2020, a decrease of 2.7% from 25.8 million pallets for the year ended December 31, 2019. This decrease was the result of the COVID related impacts in various sectors and commodities, including the initial surge and ongoing elevated demand from our grocery retail sector, offset by the decrease in throughput in the food service sector and protein commodity. Same store warehouse services revenue per throughput pallet increased 4.1% compared to the prior year primarily as a result of contractual rate escalations, favorable business mix and an increase in higher-priced, value-added warehouse services such as repackaging, blast freezing, and case-picking, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 4.4% compared to the prior year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
Number of managed sites	9		11
	(Dollars in thousands)
Third-party managed revenue	$291,751	$292,019	$252,939	15.3%	15.5%
Third-party managed cost of operations	279,523	279,809	241,178	15.9%	16.0%
Third-party managed segment contribution	$12,228	$12,210	$11,761	4.0%	3.8%

Third-party managed margin	4.2%	4.2%	4.6%	-46 bps	-47 bps

(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenue was $291.8 million for the year ended December 31, 2020, an increase of $38.8 million, or 15.3%, compared to $252.9 million for the year ended December 31, 2019. On a constant currency basis, third-party managed revenue was $292.0 million for the year ended December 31, 2020, an increase of $39.1 million, or 15.5%, compared to the prior year. This increase was a result of higher business volume in our domestic and Australia managed operations due to the consumer demand shift to retail. This increase was partially offset by the unfavorable impact of foreign currency translation related to our Canadian and Australian managed revenues, and the impacts from the exit of two Canadian managed facilities during 2020 and the exit of one domestic managed facility during the third quarter of 2019.
Third-party managed cost of operations was $279.5 million for the year ended December 31, 2020, an increase of $38.3 million, or 15.9%, compared to $241.2 million for the year ended December 31, 2019. On a constant currency basis, third-party managed cost of operations was $279.8 million for the year ended December 31, 2020, an increase of $38.6 million, or 16.0%, compared to the prior year. The increase was a result of higher business volume and is in line with the increase in revenues, partially offset by the exit of the facilities described above.
Third-party managed segment contribution (NOI) was $12.2 million for the year ended December 31, 2020, an increase of $0.5 million, or 4.0%, compared to $11.8 million for the year ended December 31, 2019. On a constant currency basis, third-party managed segment contribution (NOI) was $12.2 million for the year ended December 31, 2020, an increase of $0.4 million, or 3.8%, compared to the prior year. The increase in segment contribution was a result of the factors mentioned above.
Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2020 and 2019.

	Year ended December 31,			Change
	2020 actual	2020 constant currency(1)	2019 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenue	$142,203	$143,742	$144,844	(1.8)%	(0.8)%

Brokered transportation	102,230	103,575	104,393	(2.1)%	(0.8)%
Other cost of operations	21,166	21,194	22,384	(5.4)%	(5.3)%
Total transportation cost of operations	123,396	124,769	126,777	(2.7)%	(1.6)%
Transportation segment contribution (NOI)	$18,807	$18,973	$18,067	4.1%	5.0%

Transportation margin	13.2%	13.2%	12.5%	75 bps	73 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings. Transportation revenue was $142.2 million for the year ended December 31, 2020, a decrease of $2.6 million, or 1.8%, compared to $144.8 million for the year ended December 31, 2019. On a constant currency basis, transportation revenue was $143.7 million for the year ended December 31, 2020, a decrease of $1.1 million, or 0.8%, compared to the prior year. The decrease was primarily driven by the exit of certain low-margin international and domestic transportation business, paired with the unfavorable impact from the foreign currency translation of revenues earned by our foreign operations. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, and resulted in an increase of $4.6 million for the year ended December 31, 2020. Additionally, revenue increased from the Cloverleaf Acquisition, which contributed an increase of $2.0 million due to 12 months of results during the year ended December 31, 2020 as compared to eight months of ownership during the year ended December 31, 2019.
Transportation cost of operations was $123.4 million for the year ended December 31, 2020, a decrease of $3.4 million, or 2.7%, compared to $126.8 million for the year ended December 31, 2019. On a constant currency basis, transportation cost of operations was $124.8 million for the year ended December 31, 2020, a decrease of $2.0 million, or 1.6%, compared to the prior year. Domestically, our transportation cost of operations experienced an increase due to the cost associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, and resulted in an increase of $3.5 million for the year ended December 31, 2020. Additionally, cost of operations increased from the Cloverleaf Acquisition, which contributed an increase of $1.2 million due to 12 months of results during the year ended December 31, 2020 as compared to eight months of ownership during the year ended December 31, 2019. Excluding the increases in transportation cost of operations resulting from the aforementioned acquisitions, the strategic shift referenced above, paired with the impact of the foreign currency translation of our international costs, led to a decline in transportation cost of operations for the segment.
Transportation segment contribution (NOI) was $18.8 million for the year ended December 31, 2020, an increase of $0.7 million, or 4.1%, compared to $18.1 million for the year ended December 31, 2019. Transportation segment margin increased 75 basis points from the prior year, to 13.2% from 12.5%. On a constant currency basis, transportation segment contribution was $19.0 million for the year ended December 31, 2020, an increase of $0.9 million, or 5.0%, compared to the prior year. The overall increase in margin was primarily due to the strategic shift referenced above, which resulted in more profitable business.
Quarry Segment
The following table presents the operating results of our quarry segment for the years ended December 31, 2020 and 2019. We sold our quarry business on July 1, 2020.

	Year ended December 31,		Change
	2020	2019
	(Dollars in thousands)
Quarry revenue	$4,459	$8,705	(48.8)%
Quarry cost of operations	4,329	7,867	(45.0)%
Quarry segment contribution (NOI)	$130	$838	(84.5)%

Quarry margin	2.9%	9.6%	670 bps
Quarry revenue was $4.5 million for the year ended December 31, 2020, a decrease of $4.2 million, or 48.8%, compared to $8.7 million for the year ended December 31, 2019. Quarry cost of operations was $4.3 million for the year ended December 31, 2020, a decrease of $3.5 million, or 45.0%, compared to $7.9 million for the year ended December 31, 2019. The decrease in both revenues and cost of operations was a result of the sale of the limestone quarry which closed on July 1, 2020.

Quarry segment contribution (NOI) was $0.1 million for the year ended December 31, 2020, as compared to $0.8 million for the year ended December 31, 2019, due to the sale of the quarry segment.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $215.9 million for the year ended December 31, 2020, an increase of $52.5 million, or 32.2%, compared to $163.3 million for the year ended December 31, 2019. This increase was primarily due to the 2019 and 2020 acquisitions, expansions and developments.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $144.7 million for the year ended December 31, 2020, an increase of $15.4 million, or 11.9%, compared to $129.3 million for the year ended December 31, 2019. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer onboarding, and engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 13% and 14% of corporate-level selling, general and administrative expenses for the year ended December 31, 2020 and 2019, respectively. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase in corporate-level selling, general and administrative expenses compared to the prior year was primarily due to higher share-based compensation and higher payroll and benefits related to additional investments to support our expanded development pipeline and higher professional fees. This was offset by a reduction in travel expense due to stay-at-home orders and travel restrictions as a result of the COVID-19 pandemic, paired with net synergies realized from acquisitions. For the years ended December 31, 2020 and 2019, corporate-level selling, general and administrative expenses were 7.3% and 7.2%, respectively, of total revenues.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $36.3 million for the year ended December 31, 2020, a decrease of $4.3 million compared to $40.6 million for the year ended December 31, 2019. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance and equity acceleration costs incurred in connection with former executives, severance as a result of synergies realized from acquisitions or operational realignment, non-offering related equity issuance expenses, and terminated site operations costs. We view all of these costs as corporate in nature regardless of the segment or segments involved in certain transactions. During the year ended December 31, 2020, we incurred $26.5 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the recently completed Agro Merchants Acquisition, and employee retention. Additionally, we incurred $1.1 million of severance primarily related to reduction in headcount as a result of the synergies from acquisitions, and partially related to the realignment of our international operations. During the fourth quarter of 2020 we were subject to a cybersecurity incident and incurred $7.9 million of costs related to it. The cyber incident costs include third-party fees incurred in connection with the cyber incident that occurred in November 2020, as well as any incremental costs, internal and external, incurred to restore operations at our facilities. During the year ended December 31, 2019, we incurred $24.3 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the Cloverleaf Acquisition, and employee retention. In addition, we incurred $4.3 million of severance and equity acceleration expenses related to exited former executives and the resignation of a member of the Board of Trustees and $5.4 million of severance related to reduction in headcount as a result of the synergies created from the Cloverleaf and Lanier acquisitions and organizational realignment of our international operations. We also incurred $4.6 million of legal settlement and related litigation professional fees and $1.4 million of costs in connection with the secondary offering of common shares on behalf of our previously significant shareholders in March 2019, for which we received no proceeds.
Impairment of long-lived assets. For the years ended December 31, 2020 and 2019, we recorded impairment charges of $8.2 million and $13.5 million, respectively. During the year ended December 31, 2020, we recorded impairment charges of $3.7 million for Quarry segment assets related to the sale of our quarry business, $2.1 million for Third-party managed segment assets within the leased facilities that we exited which could not be repurposed, $1.7 million for Warehouse segment assets related to a potential development project which we are no longer moving forward with and $0.5 million for Warehouse segment assets which were deemed unusable subsequent to the sale of our Boston facility. During the first quarter of 2019, management and our Board of Trustees formally approved the “Atlanta Major Market Strategy” plan which included the partial redevelopment of an existing warehouse facility. The partial redevelopment required the demolition of 75% of the current warehouse. As a result of this initiative, we recorded an impairment charge of $9.6 million during the first quarter of 2019. Additionally, during the first quarter of 2019, we recorded an impairment charge of $2.9 million related to a domestic idle warehouse facility in anticipation of sale of the asset, which was completed during the second quarter of 2019. Each of these impaired assets previously mentioned related to the Warehouse segment. In addition, during the second quarter of 2019, management determined that certain international transportation related assets were going to be idled and we recorded an impairment charge of $0.9 million as a result. These impaired assets related to the transportation segment.
Gain from sale of real estate. For the year ended December 31, 2020, we recorded a $22.1 million gain from the sale of real estate. On June 19, 2020, we completed the sale of a facility in our Warehouse segment, and began to transition the business to other nearby facilities, resulting in a $20.1 million gain from sale of real estate. On January 31, 2020, we received official notice from a customer to exercise its contractual call option to purchase land from us in Sydney, Australia, which we previously purchased for future development. We received sale proceeds upon exercise of the call option during the first quarter of 2020, resulting in a $2.5 million gain on sale.
Other Expense
The following table presents other items of income and expense for the years ended December 31, 2020 and 2019.

	Year ended December 31,		Change
	2020	2019	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(91,481)	$(94,408)	(3.1)%
Interest income	1,162	6,286	(81.5)%
Bridge loan commitment fees	(2,438)	(2,665)	(8.5)%
Loss on debt extinguishment, modifications and termination of derivative instruments	(9,975)	—	(100.0)%
Foreign currency exchange (loss) gain, net	(45,278)	10	n/r
Other expense - net	(2,563)	(1,870)	37.1%
Loss from partially owned entities	(250)	(111)	125.2%
Gain from sale of partially owned entities	—	4,297	(100.0)%

n/r= not relevant
Interest expense. Interest expense was $91.5 million for the year ended December 31, 2020, a decrease of $2.9 million, or 3.1%, compared to $94.4 million for the year ended December 31, 2019. The decrease was primarily due to the decrease in interest expense on the unhedged portion of our Senior Unsecured Term Loan A

Facility due to the decrease in the LIBOR rate. This was offset by the increase in the Senior Unsecured Term Loan A which was expanded to fund the Nova Cold acquisition and the private placement of $350.0 million aggregate principal amount of Series C Senior Unsecured Notes on May 7, 2019, which were used to fund a portion of the Cloverleaf and Lanier acquisitions. While our average outstanding principal has increased from the comparable prior period, on average, the effective interest rate of our outstanding debt has decreased from 4.79% for the year ended December 31, 2019 to 3.94% for the year ended December 31, 2020.
Interest income. Interest income of $1.2 million for the year ended December 31, 2020 decreased $5.1 million when compared to $6.3 million for the year ended December 31, 2019. This change was primarily driven by a lower interest rate of 0.51% earned during the year ended December 31, 2020 as compared to 2.3% during the year ended December 31, 2019, as well as a lower average cash balance as compared to the prior year.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.4 million for the year ended December 31, 2020. In 2020 and 2019, we obtained a bridge loan to support the Agro and Cloverleaf acquisitions, respectively. The bridge loan facility for Agro and Cloverleaf ultimately did not need to be funded, and accordingly, we expensed the lender commitment and loan fee.
Loss on debt extinguishment, modifications and termination of derivative instruments. During the first quarter of 2020 we refinanced our Senior Unsecured Credit Facility, which resulted in the write-off of certain unamortized deferred financing costs of $0.8 million. During the fourth quarter of 2020, we closed on a debt private placement of €750 million senior unsecured notes. In connection with this issuance, we repaid $100.0 million of our outstanding Senior Unsecured Term Loan A-1 facility, resulting in a write-off of $1.5 million of unamortized deferred financing costs. In connection with the partial repayment of this debt we also terminated the related interest rate swaps, resulting in the recognition of a portion of the remaining unamortized balance in accumulated other comprehensive loss on the previously designated hedges for $7.7 million. The unamortized balance of $8.7 million will be recognized through 2024. No such costs were incurred during the year ended December 31, 2019.
Foreign currency exchange (loss) gain, net. We reported a foreign currency exchange loss of $45.3 million for the year ended December 31, 2020 compared to a nominal gain for the year ended December 31, 2019. During the fourth quarter of 2020, the Company entered into an undesignated foreign currency forward contract to lock in the conversion of the expected proceeds of the €750 million denominated debt issuance to USD, which settled on December 30, 2020, and resulted in $45.0 million in foreign currency exchange loss when compared to the USD equivalent of the Euro denominated debt at market rates, on the date of issuance.
Other expense - net. Other expense, net was $2.6 million for the year ended December 31, 2020 compared to $1.9 million for the year ended December 31, 2019. The increase of $0.7 million was primarily driven by the loss on asset disposal that was offset by a decrease in pension non-service costs.
Loss from partially owned entities. We reported a loss of $0.3 million for the year ended December 31, 2020 compared to a loss of $0.1 million for the year ended December 31, 2019. During the year ended December 31, 2020, we entered into the Brazil JV for which we recorded our portion of loss generated by SuperFrio. During the year ended December 31, 2019, the loss related to the China JV, which we exited during the third quarter of 2019.
Gain from sale of partially owned entities. During the year ended December 31, 2019, we sold our interest in the China JV which resulted in the $4.3 million gain.

Income Tax Benefit (Expense)
Income tax benefit for the year ended December 31, 2020 was $6.9 million, which represented an increase of $1.7 million, from an income tax benefit of $5.2 million for the year ended December 31, 2019. This increase was primarily due to recognition by our U.S. TRS of a deferred income tax benefit to reduce its valuation allowance by $2.0 million. The reduction in the valuation allowance is primarily attributable to net deferred tax liabilities acquired that are a positive source of income for valuation allowance assessment purposes. This deferred income tax benefit was offset by an increase in income tax expense of $0.3 million primarily attributable to our foreign operations.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate impairment, acquisition, litigation and other, share-based compensation expense for the IPO retention grants, bridge loan commitment fees, loss on debt extinguishment, modifications and termination of derivative instruments, foreign currency exchange loss and gain from sale of partially owned entities. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil JV is a strategic partnership which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Net income	$24,555	$48,162	$47,985
Adjustments:
Real estate related depreciation	146,417	114,976	88,246
Net (gain) loss on sale of real estate, net of withholding taxes (a)	(21,759)	34	(7,471)
Net loss (gain) on asset disposals	2,045	382	(65)
Impairment charges on real estate assets	5,630	12,555	747
Real estate depreciation on partially owned entities	—	790	1,202
Our share of reconciling items related to partially owned entities	449	—	—
NAREIT Funds from operations	157,337	176,899	130,644
Less distributions on preferred shares of beneficial interest	—	—	(1,817)
NAREIT Funds from operations applicable to common shareholders	$157,337	$176,899	$128,827
Adjustments:
Net loss (gain) on sale of non-real estate assets	595	488	(739)
Non-real estate asset impairment	2,606	930	—
Acquisition, litigation, and other excluding 2018 RSU modification expenses	36,306	40,614	1,893
Share-based compensation expense, IPO grants	972	2,432	4,208
Bridge loan commitment fees	2,438	2,665	—
Loss on debt extinguishment, modifications and termination of derivative instruments	9,975	—	47,559
Foreign currency exchange loss (gain)	45,278	(10)	(2,882)
Excise tax settlement	—	—	(128)
Alternative Minimum Tax receivable from Tax Cuts & Jobs Act	—	—	(3,745)
Gain from sale of partially owned entities	—	(4,297)	—
Our share of reconciling items related to partially owned entities	194	—	—
Core FFO applicable to common shareholders	255,701	219,721	174,993
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	5,147	6,028	6,176
Amortization of below/above market leases	152	151	151
Straight-line net rent	(628)	(521)	(179)
Deferred income taxes benefit	(13,732)	(10,701)	(3,152)
Share-based compensation expense, excluding IPO grants	16,939	10,463	6,474
Non-real estate depreciation and amortization	69,474	48,372	29,407
Non-real estate depreciation and amortization on partially owned entities	—	317	538
Maintenance capital expenditures (b)	(65,547)	(59,300)	(43,975)
Our share of reconciling items related to partially owned entities	371	—	—
Adjusted FFO applicable to common shareholders	$267,877	$214,530	$170,433
(a)(Gain) loss on sale of real estate, net of withholding tax include withholding tax on the sale of Sydney land which is included in income tax expense on the Consolidated Statement of Operations.
(b)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, earnings before interest expense, taxes, depreciation and amortization, gains or losses on disposition of depreciated property, including gains or losses on change of control, impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustment to reflect share of EBITDAre of unconsolidated affiliates. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
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
•these measures do not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

We use EBITDAre and Core EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDAre and Core EBITDA to net income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Net income	$24,555	$48,162	$47,985
Adjustments:
Depreciation and amortization	215,891	163,348	117,653
Interest expense	91,481	94,408	93,312
Income tax benefit	(7,292)	(5,157)	(3,619)
EBITDA	324,635	300,761	255,331
Adjustments:
Net (gain) loss on sale of real estate, net of withholding taxes	(21,759)	34	—
Adjustment to reflect share of EBITDAre of partially owned entities	1,022	1,726	—
NAREIT EBITDAre	$303,898	$302,521	$255,331
Adjustments:
Acquisition, litigation, and other excluding 2018 RSU modification expenses	36,306	40,614	1,893
Bridge loan commitment fees	2,438	2,665	—
Loss from investments in partially owned entities	250	111	1,069
Impairment of long-lived assets	8,236	13,485	747
Foreign currency exchange loss (gain)	45,278	(10)	(2,882)
Share-based compensation expense	17,911	12,895	10,683
Loss on debt extinguishment, modifications and termination of derivative instruments	9,975	—	47,559
Net loss (gain) on sale of non-real estate assets	2,640	870	(7,623)
Gain from sale of partially owned entities	—	(4,297)	—
Reduction in EBITDAre from partially owned entities	(1,022)	(1,726)	—
Core EBITDA	$425,910	$367,128	$306,777

	As of December 31,
	2020		2019		2018
Ratio Data:
Net debt to pro-forma Core EBITDA (1)	4.4	x	4.2	x	4.3	x

(1)	Net debt to Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash and cash equivalents divided by (ii) Core EBITDA. Core EBITDA for 2020 and 2019 for purposes of this calculation assumes ownership of our acquisitions for the full twelve months of the year. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

The following table reconciles net debt to total debt, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP:

	As of December 31,
	2020	2019
	(In thousands)
Total debt	$2,959,252	$1,869,376
Deferred financing costs	15,952	12,996
Gross debt	2,975,204	1,882,372
Adjustments:
Less: cash and cash equivalents	609,537	234,303
Net debt	$2,365,667	$1,648,069

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

We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:
•current cash balances;
•cash flows from operations;
•our outstanding equity forward sale agreements;
•our 2020 Senior Unsecured Revolving Credit Facility;
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
•capital expenditures;
•debt service obligations; and
•quarterly shareholder distributions.

We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the year ended December 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.

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

During the year ended December 31, 2020, there were 7,440,532 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $272.6 million. The proceeds were offset by $3.0 million of fees. Included in the shares sold under the 2020 ATM Equity Program were forward sale agreements to sell 4,346,101 common shares for gross proceeds of $162.2 million. During the year ended December 31, 2020, the Company settled 5,011,428 common shares for gross proceeds of $183.0 million under its ATM equity program. Pursuant to the respective forward sale agreements, the remaining 2,428,604 of shares must be settled by September 1, 2021 for gross proceeds of $89.6 million.

After considering the common shares issued during 2020 and the shares subject to the forward sale agreements, the Company had approximately $227.4 million of availability remaining for distribution under the 2020 ATM Equity Program as of December 31, 2020.
Security Interests in Customers’ Products
    By operation of law and in accordance with our customer contracts (other than leases), we typically receive warehouseman’s liens on products held in our warehouses to secure customer payments. Such liens permit us to take control of the products and sell them to third parties in order to recover any monies receivable on a delinquent account, but such products may be perishable or otherwise not available to us for re-sale. Historically, in instances where we have warehouseman’s liens and our customer sought bankruptcy protection, we have been successful in receiving “critical vendor” status, which has allowed us to fully collect on our accounts receivable during the pendency of the bankruptcy proceeding.
    Our bad debt expense was $1.6 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we maintained bad debt allowances of approximately $12.3 million, which we believed to be adequate.
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

We declared the following dividends on our common shares during the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

2020 (Common Shares)
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
		Common Shares	Common Shares
(In thousands, except per share amounts)
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2100	43,271	43,271
May (c)		—	(232)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.2100	43,282	43,282
October		—	(231)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December	$0.210	53,820	—
		$182,941	$167,086
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $42.6 million declared, see description to the right regarding timing of payment.
(c)Declared in May and included in the $43.3 million declared, see description to the right regarding timing of payment.
(d)Declared in September and included in the $43.3 million declared, see description to the right regarding timing of payment.

2019 (Common Shares)
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December (a)		—	(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March (b)		—	(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.2000	38,764	38,764
June (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.2000	38,795	38,795
October (d)		—	(170)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2020)	$0.200	38,796	—
		$146,590	$135,443
(a)Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.
(c)Declared in June and included in the $38.8 million declared, see description to the right regarding timing of payment.
(d)Declared in September and included in the $38.8 million declared, see description to the right regarding timing of payment.

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
(a)Stub period dividend paid to shareholders of record prior to the IPO.
(b)Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.
(c)Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.
(d)Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.
(e)Declared in September and included in the $28.1 million declared, see description to the right regarding timing of payment.

Outstanding Indebtedness
    The following table presents our outstanding and available indebtedness as of December 31, 2020 and 2019.

	Stated Maturity Date	Contractual interest rate	Effective interest rate as of December 31, 2020 (9)
				Outstanding principal amount at
Indebtedness				December 31, 2020	December 31, 2019
2013 Mortgage Loans
Senior note	5/1/2023	3.81%	4.14%	$174,693	$181,443
Mezzanine A	5/1/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/1/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				276,693	283,443

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	200,000
Series B notes	1/2029	4.86%	4.92%	400,000	400,000
Series C notes	1/2030	4.10%	4.15%	350,000	350,000
Series D notes(7)	1/2031	1.62%	1.66%	488,640	—
Series E notes(8)	1/2033	1.65%	1.69%	427,560	—
Total Senior Unsecured Notes				1,866,200	950,000

2020 Senior Unsecured Term loan Tranche A-1(1)	3/2025	L+0.95%	1.45%	325,000	—
2020 Senior Unsecured Term loan Tranche A-2 (2)(6)	3/2025	C+0.95%	1.55%	196,325	—
Total 2020 Senior Unsecured Term Loan A Facility(4)				521,325	—

2018 Senior Unsecured Term Loan A Facility (1)(4)	1/2023	L+1.00%	3.14%	—	475,000

Total principal amount of indebtedness				$2,664,218	$1,708,443
Less: unamortized deferred financing costs				(15,952)	(12,996)
Total indebtedness, net of unamortized deferred financing costs (3)				$2,648,266	$1,695,447

2020 Senior Unsecured Revolving Credit Facility (3)(5)	3/2024	L+0.85%	0.23%	$—	N/A
2018 Senior Unsecured Revolving Credit Facility(1)(3)	1/2021	L+0.90%	0.36%	N/A	$—

(1)L = one-month LIBOR
(2)C=one month CDOR
(3)During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4)During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5)The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.

(6)The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2020.
(7)The Senior Unsecured Notes Series D is denominated in Euros and aggregates to Euro $400.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2020.
(8)The Senior Unsecured Notes Series E is denominated in Euros and aggregates to Euro $350.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2020.
(9)The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 3.19% and 4.57% as of December 31, 2020 and 2019, respectively.
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
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge for the Company’s investment in the recently completed Nova Cold acquisition. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we incurred approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of December 31, 2020, $5.6 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loan” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024, with the option to extend the maturity up to two times, each for a six-month period. In order to extend, the Company must not be in default, all representations and warranties must be in effect, obtain updated resolutions from loan parties, and an additional 6.25 bps extension fee must be paid. In connection with entering into the agreement, we incurred approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of December 31, 2020, $5.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.
On December 30, 2020, we repaid $100.0 million of the 425000000 USD Tranche A-1 2020 Senior Unsecured Term Loan A. This was funded using the Series D and E debt private placement issuance, more details on this debt issuance can be found under the “Series A, B, C, D, and E Senior Unsecured Notes” section below. In connection with this repayment, approximately $1.5 million of unamortized deferred financing costs associated with the 2020 Senior Unsecured Credit Facility were written off. In addition, the interest rate swaps associated with the 2020 Senior Unsecured Term Loan A were terminated, resulting in an extinguishment fee of $16.4 million. After accounting for the refinance, the total borrowing capacity of the 2020 Senior Unsecured Credit Facility is approximately $1.3 billion USD.

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
Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 2020, the Company was in compliance with all debt covenants.
There were $21.7 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of December 31, 2020.
2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Revolving Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450 million to $800 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by 5 basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we incurred approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. As of December 31, 2019, the unamortized balance of Term Loan A debt issuance costs was $6.1 million and was included in “Mortgage notes, senior unsecured notes and term loans” on the accompanying Condensed Consolidated Balance Sheets.
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
There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and no longer outstanding as of December 31, 2020.
Series A, B, C, D, and E Senior Unsecured Notes
On April 26, 2019, we completed a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest is paid on January 8 and July 8 of each year until maturity, with the first payment occurring January

8, 2020. The notes are general unsecured obligations of the Company and are guaranteed by the Company and the subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), collectively referred to as the debt private placement. The transaction closed on December 4, 2018. Interest is paid on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The notes are our general unsecured senior obligations and are guaranteed by us and our subsidiaries. We applied a portion of the proceeds of the debt private placement to complete the defeasance of the $600.0 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART, or the 2010 Mortgage Loans. We applied the remaining proceeds to the Australian term loan and the New Zealand term loan, or the ANZ Loans.
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350.00 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity, with the first payment occurring July 7, 2021. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method. The proceeds of the Series D and Series E issuance were used to fund a portion of the Agro acquisition, provide long-term financing for the Halls acquisition and repay a portion of the 2020 Senior Unsecured Term Loan Tranche A-1.
The Series A, B, C, D, and E senior notes (collectively referred to as the “Senior Unsecured Notes”) and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 days written notice whenever it intends to prepay any portion of the debt.
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

As of December 31, 2020, we were in compliance with all debt covenants.
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
    The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.6 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.
    The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined.
Debt Covenants
    Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include continuation of insurance, maintenance of collateral, the maintenance of REIT status, and our ability to enter into certain types of transactions or exposures in the normal course of business. As of December 31, 2020, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In connection with the early repayment of a portion of the 2020 Senior Unsecured Credit Facility during the fourth quarter of 2020, the Company recorded $1.5 million to “Loss on debt extinguishment and modifications” in the accompanying Consolidated Statements of Operations, representing the write-off of the proportionate unamortized deferred financing costs from the 2020 Senior Unsecured Credit Facility. In addition, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million. Approximately $8.7 million of this fee will remain in “Accumulated Other Comprehensive Income” and will be amortized to expense through 2024, while $7.7 million was expensed to “Loss on debt extinguishment, modifications, and termination of derivative instruments” in the accompanying Consolidated Statements of Operations during the year ended December 31, 2020.
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
Maintenance Capital Expenditures
    Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$55,967	$50,966
Personal property	4,768	4,357
Information technology	4,812	3,977
Maintenance capital expenditures	$65,547	$59,300

Maintenance capital expenditures per cubic foot	$0.055	$0.055

Repair and Maintenance Expenses
    We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
	(In thousands, except per cubic foot amounts)
Real estate	$27,797	$22,378
Personal property	30,105	33,150
Repair and maintenance expenses	$57,902	$55,528

Repair and maintenance expenses per cubic foot	$0.049	$0.051
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
Acquisitions
The acquisitions completed during the first quarter of 2020 relate to Newport and Nova Cold. The acquisitions completed during the third quarter of 2020 relate to AM-C Warehouses and Caspers. The acquisitions completed during the fourth quarter of 2020 related to Hall’s and Agro. The acquisitions completed during 2019 relate to Cloverleaf, Lanier, PortFresh, and MHW, and excludes amounts related to the assets under construction for expansion and development projects, further detailed below.
The PortFresh acquisition cost included approximately $15.9 million allocated to land on which we have developed a new facility, and have classified within Expansion and development expenditures in order to reflect the total cost of the project. The Cloverleaf acquisition included approximately $17.0 million allocated to assets under construction which we have classified within Expansion and development expenditures in order to reflect the total cost of the projects discussed further below. Refer to Notes 2 and 3 of the Consolidated Financial Statements for details of the purchase price allocation for each acquisition.

Expansion and development
    The expansion and development expenditures for the year ended December 31, 2020 are primarily driven by $74.8 million related to Plainville, Connecticut and $73.3 million related to Lancaster, Pennsylvania, which are our two fully-automated development sites for Ahold Delhaize, $62.2 million related to the ongoing Atlanta major markets strategy project, $12.5 million in construction costs related to our Savannah expansion site, which was completed during the second quarter of 2020 and $22.0 million related to the Auckland, New Zealand expansion project which was started during the second quarter of 2020. Additionally, during the fourth quarter of 2020, we invested $11.7 million in our Russellville expansion.
Subsequent to the acquisition of MHW, during the first quarter of 2020, we exercised our call option to purchase land from the holder of the ground lease for $4.1 million. We also invested an additional $4.7 million for the Rochelle facility, which was previously opened during the second quarter of 2019.

As a result of the Cloverleaf Acquisition on May 1, 2019, we acquired expansion projects which were substantially completed during 2019. We incurred an additional $2.9 million during the year ended December 31, 2020 for these expansion projects.

Expansion and development initiatives also include $20.0 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.

Finally, we incurred approximately $10.6 million for contemplated future expansion or development projects.
    The following table sets forth our acquisitions, expansion and development capital expenditures for the years ended December 31, 2020 and 2019 (in thousands).

	Year ended December 31,
	2020	2019
Acquisitions, net of cash acquired and adjustments(1)	$1,858,937	$1,377,220
Expansion and development initiatives	298,794	210,594
Information technology	7,804	5,857
Growth and expansion capital expenditures	$2,165,535	$1,593,671
(1) Acquisitions, net of cash acquired and adjustments does not include $512 million of equity issued directly to Oaktree Capital, the former owners of Agro, as consideration for the Agro acquisition.
Future Sources and Uses of Cash
On January 29, 2021, the Company expanded its 2020 Senior Unsecured Revolving Credit Facility by $200 million. In addition, the Company paid $200 million of principal on Tranche A-1 of the 2020 Senior Unsecured Term Loan. The maturity, margin, and other terms of the 2020 Senior Unsecured Credit Facility remain unchanged.
Historical Cash Flows
    The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$293,680	$236,189
Net cash used in investing activities	$(2,249,125)	$(1,604,934)
Net cash provided by financing activities	$2,329,901	$1,395,371
Operating Activities
    For the year ended December 31, 2020, our net cash provided by operating activities was $293.7 million, an increase of $57.5 million, or 24.3%, compared to $236.2 million for the year ended December 31, 2019. The increase is due to higher segment contribution in our same store results and as a result of our acquisitions during 2019 and 2020.
Investing Activities
    Our net cash used in investing activities was $2.2 billion for the year ended December 31, 2020 compared to $1.6 billion for the year ended December 31, 2019. Cash used for the acquisitions of Agro, AM-C, Hall’s, Newport and Nova Cold and accounted for as business combinations totaled $1.9 billion. Cash used in the acquisition of real estate was $25.5 million, which related to the asset acquisition of Caspers during the third quarter of 2020. Additionally, the net payment in settlement of a foreign currency forward contract in connection with the issuance of the Series D and Series E senior unsecured notes was $45.0 million. Additions to property, buildings and equipment were $376.8 million and $217.2 million for the years ended December 31, 2020 and 2019, respectively. The increase in additions to property, buildings and equipment were driven by the Ahold, Atlanta, New Zealand, Savannah, Calgary, and Russellville expansion and development projects. Additionally, we invested $26.2 million in the Brazil JV during the first quarter of 2020. These outflows were offset by $80.2 million in proceeds from the sale of land and property, buildings, and equipment related to the sale of land in Sydney, the Quarry segment and the sale of the Boston facility.
Net cash used in investing activities was $1.6 billion for the year ended December 31, 2019 and primarily consisted of $1.3 billion paid for the acquisitions of Cloverleaf and Lanier, $85.2 million paid for the acquisitions of real estate, which related to the asset acquisitions of Portfresh and MHW, and $217.2 million used in additions to property, buildings and equipment. These cash outflows were partially offset by the proceeds from the sale of our investment in the China JV for $14.3 million and $2.0 million return of investment in a joint venture during 2019.
Financing Activities
    Our net cash provided by financing activities was $2.3 billion for the year ended December 31, 2020 compared to $1.4 billion for the year ended December 31, 2019. Cash provided by financing activities for the current period primarily consisted of $1.6 billion net proceeds from equity offerings during 2020, the $922.4 million received in connection with the issuance of the Series D and Series E senior unsecured notes which was partially offset by the related debt issuance costs of $10.1 million, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $636.8 million in proceeds from our revolving line of credit. These cash inflows were partially offset by $627.1 million of repayment on our revolving line of credit using the proceeds from the issuance of the Series D and Series E senior unsecured notes, $167.1 million of distributions paid, $156.8 million of repayments on term loan and mortgage notes and $23.7 million of payments related to lease obligations.

    Net cash provided by financing activities was $1.40 billion for the year ended December 31, 2019 and primarily consisted of $1.21 billion net proceeds from the April 2019 follow-on offering, $350.0 million in proceeds from the issuance of our Series C senior unsecured notes in May 2019, $100.0 million in proceeds received from revolving line of credit and $10.2 million in proceeds from stock options exercised. These cash inflows were partially offset by $135.4 million of distributions paid, $100.0 million of repayment to revolving line of credit, $16.5 million of repayments on lease obligations, $10.4 million of repayment of mortgage notes and notes payable, $7.1 million paid for tax withholdings remitted to authorities related to stock options exercised and $2.1 million paid related to debt issuance costs.
Withdrawal Liability from Multi-employer Plans
    As of December 31, 2020, we participated in seven multiemployer pension plans administered by labor unions representing approximately 13% of our associates. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
    In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statement of Operations and as a liability on our Consolidated Balance Sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The present value of all benefits vested under each of the multiemployer plans that we participated in as of December 31, 2020 (based on the labor union’s assumptions used to fund such plan) did not, as of the last annual valuation date applicable thereto, exceed the value of the assets of such plan allocable to such vested benefits. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $726.9 million as of December 31, 2020, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $699.7 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefore.
    In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we could agree to discontinue participation in one or more plans, and in that event we could face a withdrawal liability. Additionally, we could be treated as withdrawing from a plan if the number of our associates participating in the plan is reduced to a certain degree over certain periods of time.
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

Critical Accounting Policies and Estimates
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
Goodwill Impairment Evaluation
    We perform impairment testing of goodwill as of October 1 of each year, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or changes in circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators and competition. As of October 1, 2020, our reporting units included the following: North American warehouse, U.S. transportation, North America third-party managed, international warehouse, international third-party managed, and international transportation. Our reporting units may change with the integration of Agro’s operations in Europe, North America, South America, and Australia. However, since the Agro acquisition closed on December 30, 2020, it was not included in the 2020 annual goodwill impairment evaluation.
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
    To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including significant assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. These assumptions are based on risk-adjusted growth rates and discount factors accommodating conservative viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The discount rates utilized in the discounted cash flow analysis are based on the respective reporting units weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of amounts held at the business segment and corporate levels. We also assess market-based multiples of other market-participant companies, further corroborating that our discounted cash flow models reflect fair value assumptions that are appropriately aligned with market-participant valuation multiples.
Historically, our reporting units have generated sufficient returns to recover the value of goodwill. The results of our 2020 impairment test indicated that the estimated fair value of each of our reporting units was substantially in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.
We have completed various acquisitions over the past year, which have increased our consolidated goodwill balance. On January 2, 2020, the Company completed the acquisitions of Nova Cold and Newport. The resulting intangible assets included goodwill of $71.7 million for the warehouse segment. On August 31, 2020, the Company completed the acquisition of AM-C. The resulting intangible assets included goodwill of $10.4 million for the warehouse segment. The goodwill from Nova Cold, Newport, and AM-C was included in the annual goodwill impairment test as these acquisitions closed prior to October 1, 2020.

On November 2, 2020 the Company completed the acquisition of Hall’s. The resulting intangible assets associated with the Hall’s acquisition included goodwill of $42.7 million that has been allocated to the warehouse and transportation segments. On December 30, 2020 the Company completed the acquisition of Agro Merchants. The resulting intangible assets associated with the acquisition included goodwill of $346.7 million that has been allocated to the warehouse and transportation segments. The goodwill from Hall’s and Agro was excluded from the annual goodwill impairment test, as the test was completed as of October 1, 2020. However, we have not identified any indicators of impairment subsequent to the closing of the aforementioned acquisitions that would necessitate the need for us to perform a quantitative impairment test subsequent to the annual quantitative test performed as of October 1, 2020.

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
On November 2, 2020, we completed the acquisition of Halls for total consideration of $489.2 million. On December 30, 2020, we completed the acquisition of Agro Merchants for total consideration of $1.59 billion. The acquisition accounting for both of these business combinations is based upon a preliminary valuation. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to the following: finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs) and assignment of remaining useful lives associated with the depreciable assets), (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing our review of certain current and non-current assets acquired and liabilities assumed, (iv) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to qualify as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of purchase accounting on deferred income tax liabilities.
To the extent possible, estimates have been considered and recorded, as appropriate, for the items above based on the information available as of December 31, 2020. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

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
    As of December 31, 2020, we had $325 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. Through November 2020, $100 million of the USD-denominated debt was hedged by an interest rate swap that effectively locked the floating LIBOR rate at 2.48%. Additionally, through November 2020, $225 million of the USD-denominated debt was hedged by an interest rate swap that effectively locked the floating LIBOR rate at 1.30%. These interest rate swaps were terminated during November 2020.
At December 31, 2020, one-month LIBOR was approximately 0.15% and one-month CDOR was approximately 0.46%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $1.4 million. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $1.4 million.
Foreign Currency Risk
    Our international revenues and expenses are generated in the currencies of the countries in which we operate, including Australia, New Zealand, Argentina, Canada, several European countries and Chile. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A 10% depreciation in the year-end functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our total equity of approximately $20.1 million as of December 31, 2020.
    Our operations in Argentina are reported using highly inflationary accounting. The Argentina subsidiary’s functional currency is the Australian dollar, which is the reporting and functional currency of their immediate parent company. The entity’s statements of operations and balance sheets have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. As of December 31, 2020, the net monetary assets of the Argentina subsidiary were immaterial and, therefore, a 10% unfavorable change in the exchange rate would not be material. Additionally, the operating income of the Argentina subsidiary was less than 3.5% of our consolidated operating income for the years ended December 31, 2020 and 2019.

    For the years ended December 31, 2020 and 2019, revenues from our international operations were $258.1 million and $256.4 million, respectively, which represented 13.0% and 14.4% of our consolidated revenues, respectively.
    Net assets in international operations were approximately $1.2 billion and $70.3 million as of December 31, 2020 and 2019, respectively. The amount of net assets attributable to the Agro acquisition, which has net assets in both domestic and international operations, totaled $1.6 billion as of December 31, 2020.
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
On December 30, 2020, we closed on the Agro acquisition, which conducts a significant amount of its operations in Europe. In tandem with this acquisition, we closed on the Series D and E Senior Unsecured Notes in aggregate of €750 million. The debt was designated as a net investment hedge for the Agro operations, as the principal is greater than the equity residing in the European entities. Quarterly, effectiveness will be measured according to the amount of principal compared to the equity of the European entities. A portion of the Series D and E Senior Unsecured Notes may be undesignated if the equity is insufficient to hedge the principal from the Series D and E Senior Unsecured Notes issuance. The remeasurement on the Series D and E Senior Unsecured Notes will be recorded to Accumulated other comprehensive loss.
Additionally, we entered into a foreign currency forward to exchange the €750 million proceeds for $877.4 million USD. On the date of issuance, the €750 million issuance was equivalent to $922.4 million USD, based on the spot rate. The difference between the proceeds from the foreign currency forward and the market equivalent on the date of debt issuance of $45 million was recorded to Foreign currency exchange (loss) gain, net, a component of other (expense) income of our Consolidated Statements of Operations included in this Annual Report on Form 10-K.
As a result of the Agro acquisition, multiple intercompany loans were generated, denominated in various foreign currencies. These intercompany loans have been designated as long-term, permanent investments, whereby the periodic remeasurement will be recorded through Accumulated other comprehensive loss on the Consolidated Balance Sheet.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2020 included all of our operations other than those we acquired in 2020 as described in Note 1 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2020. These acquired businesses constituted 40% of total assets as of December 31, 2020 and 3% of revenue for the year then ended. Of these acquisitions, the acquisition of Agro Merchants represented 28% of total assets and less than 1% of revenue for the year ended December 31, 2020. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of the businesses acquired, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2020.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Americold Realty Trust and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Americold Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Americold Realty Trust and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of businesses acquired during the year ended December 31, 2020, which are included in Note 2 and 3 of the 2020 consolidated financial statements of the Company and constituted approximately 40% of total assets as of December 31, 2020 and approximately 3% of revenue for the year then ended. Of these acquisitions, the acquisition of Agro Merchants Group represented approximately 28% of total assets as of December 31, 2020 and less than 1% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the businesses acquired during the year ended December 31, 2020.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
March 1, 2021

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
    The information required by Item 10 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 11. Executive Compensation
    The information required by Item 11 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by Item 12 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
    The information required by Item 14 will be included in the definitive proxy statement relating to the 2021 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

 Americold Realty Trust and Subsidiaries

The following documents are filed as a part of this Annual Report on Form 10-K:
a.Financial Statements and Schedules
b.Exhibits
EXHIBIT INDEX

Exhibit No.	Description
2.1	Equity Purchase Agreement, dated as of April 16, 2019 (incorporated by reference to Exhibit 2.1 to Americold Realty Trust’s Current Report on Form 8-K filed on April 16, 2019 (File No. 001-34723))
2.2	Transaction Agreement, dated as of October 12, 2020 (incorporated by reference to Exhibit 2.1 to Americold Realty Trust’s Current Report on Form 8-K filed on October 13, 2020 (File No. 001-34723))
3.1	Amended and Restated Declaration of Trust of Americold Realty Trust, dated as of January 22, 2018 (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (File No. 001-34723))

3.2	Amended and Restated Bylaws of Americold Realty Trust (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on May 23, 2019 (File No. 001-34723))
3.3	Certificate of Limited Partnership of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.3 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 26, 2019 (File No. 001-34723))
3.4	Amended and Restated Limited Partnership Agreement of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-34723))
3.5
Articles of Amendment to Declaration of Trust of Americold Realty Trust, dated as of March 9, 2020 (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 10, 2020 (File No. 001-34723))

4.1	Description of shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020 (File No. 001-34723))
4.2	Registration Rights Agreement, dated as of December 30, 2020 by and among Americold Realty Trust and the Holders named therein.
10.1	Credit Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.2	Consent and First Amendment to Credit Agreement, dated as of December 23, 2019, by and among the Company, the Operating Partnership and the guarantors, lenders and letter of credit issues named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Form on Form 8-K filed on January 9, 2020 (File No. 001-34723))
10.3
Credit Agreement, dated as of March 26, 2020, by and among the Company, the Operating Partnership, certain of their subsidiaries, Several Lenders and Letter of Credit Issuers named therein and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 30, 2020 (File No. 001-34723))

10.4	Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.5	Note and Guaranty Agreement, dated as of May 7, 2019, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34723))

10.6	Amendment No. 1 to the Note and Guaranty Agreement, dated as of May 7, 2019, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021 (File No. 001-34723))
10.7	Amendment No. 2 to the Note and Guaranty Agreement, dated as of December 4, 2018, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021 (File No. 001-34723))
10.8
Note and Guaranty Agreement, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021 (File No. 001-34723))

10.9#	Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Fred Boehler (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.10#	Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Marc Smernoff (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.11#	Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Thomas Novosel (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.12#	Letter Agreement, dated May 11, 2018, by and between Americold Realty Trust and Marc Smernoff (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.13#	Employment Agreement, dated as of September 11, 2018, by and between AmeriCold Logistics, LLC and Carlos Rodriguez (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K/A filed on September 11, 2018 (File No. 001-34723)

10.14#	Employment Agreement, dated as of March 26, 2018, by and between AmeriCold Logistics, LLC and James Snyder (incorporated by reference to Exhibit 10.10 to Americold Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (File No. 001-34723))
10.15#	Employment Agreement, dated as of September 25, 2018, by and between AmeriCold Logistics, LLC and James Harron (incorporated by reference to Exhibit 10.11 to Americold Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (File No. 001-34723))
10.16#	Employment Agreement, dated as of September 13, 2018, by and between AmeriCold Logistics, LLC and David Stuver (incorporated by reference to Exhibit 10.10 to Americold Realty Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on February 27, 2019 (File No. 001-34723))
10.17#	Employment Agreement, dated January 7, 2020, by and between Americold Realty Trust and Robert Chambers (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 10, 2020 (File No. 001-34723))

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.19	Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

10.20	Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 20, 2017 (Registration No. 333-221560))

10.21	Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.22	Form of Annual Trustee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.23	Form of Retention Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.24
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.25	Form of Annual Trustee OP Unit Award Agreement (incorporated by referenced to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))

10.26	Form of Retention OP Unit Award Agreement (incorporated by referenced to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.27	Form of Performance OP Unit Award Agreement (incorporated by referenced to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.28	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020 (File No. 001-34723))
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ITEM 16. Form 10-K Summary
Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Americold Realty Trust and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Accounting for the Acquisition of Nova Cold

Description of the Matter	As more fully described in Note 3 to the consolidated financial statements, the Company acquired Nova Cold Logistics (“Nova Cold”) in January 2020 for aggregate cash consideration of approximately $260.6 million. The acquisition was accounted for as a business combination and, as such, the Company measured the assets acquired and liabilities assumed at their acquisition-date fair values, including fair values of the acquired land, buildings and improvements, and the customer relationships intangible asset of $34.8 million, $106.1 million, and $53.9 million, respectively.

Auditing management's accounting for the acquisition of Nova Cold involved especially subjective judgments and complex analyses related to the fair value estimates of the acquired land, buildings and improvements, and customer relationships intangible asset due to the significant estimation required in determining fair value. The estimate of fair value of the acquired land and buildings and improvements is sensitive to changes in assumptions of comparable transactions in the market. The estimate of fair value of the acquired customer relationships intangible asset is sensitive to changes in assumptions impacting the net present value of future cash flows expected from the future performance of the acquired business. The significant assumptions impacting the fair value of the acquired land and buildings and improvements included estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market, and the significant assumptions used to estimate the fair value of the acquired customer relationships intangible asset include revenue growth rates, customer attrition rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates, and discount rates, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness over the Company's controls related to the accounting for the Nova Cold acquisition process. For example, we tested controls over the recognition and measurement of the acquired land and buildings and improvements, and customer relationships intangible asset, including the Company’s controls over the valuation approach and method selected, and the significant assumptions used in the fair value measurement described above.

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

Test of Goodwill for Impairment

Description of the Matter	As more fully described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill has been allocated below its carrying amount. The carrying value of the Company’s goodwill balance totaled $794.3 million as of December 31, 2020

Auditing management’s goodwill impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting units to which goodwill has been allocated. In particular, the estimates of fair value are sensitive to changes in assumptions impacting the net present value of future cash flows attributable to the reporting units, including revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-erm growth rates, and discount rates, which are affected by expectations about future market and economic conditions.

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

Atlanta, Georgia
March 1, 2021

Americold Realty Trust and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2020	2019
Assets
Property, buildings and equipment:
Land	$662,885	$526,226
Buildings and improvements	4,004,824	2,696,732
Machinery and equipment	1,177,572	817,617
Assets under construction	303,531	108,639
	6,148,812	4,149,214
Accumulated depreciation	(1,382,298)	(1,216,553)
Property, buildings and equipment – net	4,766,514	2,932,661

Operating lease right-of-use assets	291,797	77,723
Accumulated depreciation – operating leases	(24,483)	(18,110)
Operating leases – net	267,314	59,613

Financing leases:
Buildings and improvements	60,513	11,227
Machinery and equipment	109,416	76,811
	169,929	88,038
Accumulated depreciation – financing leases	(40,937)	(29,697)
Financing leases – net	128,992	58,341
Cash, cash equivalents, and restricted cash	621,051	240,613
Accounts receivable – net of allowance of $12,286 and $6,927 at December 31, 2020 and 2019, respectively	324,221	214,842
Identifiable intangible assets – net	797,423	284,758
Goodwill	794,335	318,483
Investments in partially owned entities	44,907	—
Other assets	86,394	61,372
Total assets	$7,831,151	$4,170,683
Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	552,547	350,963
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $15,952 and $12,996 in the aggregate, at December 31, 2020 and 2019, respectively	2,648,266	1,695,447
Sale-leaseback financing obligations	185,060	115,759
Financing lease obligations	125,926	58,170
Operating lease obligations	269,147	62,342
Unearned revenue	19,209	16,423
Pension and postretirement benefits	9,145	12,706
Deferred tax liability – net	220,502	17,119
Multiemployer pension plan withdrawal liability	8,528	8,736
Total liabilities	4,038,330	2,337,665
Commitments and contingencies (see Commitments and Contingencies footnote 19 )
Equity
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 325,000,000 and 250,000,000 authorized shares; 251,702,603 and 191,799,909 issued and outstanding at December 31, 2020 and 2019, respectively	2,517	1,918
Paid-in capital	4,687,823	2,582,087
Accumulated deficit and distributions in excess of net earnings	(895,521)	(736,861)
Accumulated other comprehensive loss	(4,379)	(14,126)
Total shareholders’ equity	3,790,440	1,833,018
Noncontrolling interests:
Noncontrolling interests in operating partnership	2,381	—
Total equity	3,792,821	1,833,018

Total liabilities and equity	$7,831,151	$4,170,683

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2020	2019	2018
Revenues:
Rent, storage and warehouse services	$1,549,314	$1,377,217	$1,176,912
Third-party managed services	291,751	252,939	259,034
Transportation services	142,203	144,844	158,790
Other	4,459	8,705	8,899
Total revenues	1,987,727	1,783,705	1,603,635
Operating expenses:
Rent, storage and warehouse services cost of operations	1,028,981	929,626	802,378
Third-party managed services cost of operations	279,523	241,178	244,274
Transportation services cost of operations	123,396	126,777	143,055
Cost of operations related to other revenues	4,329	7,867	8,279
Depreciation and amortization	215,891	163,348	117,653
Selling, general and administrative	144,738	129,310	110,825
Acquisition, litigation and other	36,306	40,614	3,935
Impairment of long-lived assets	8,236	13,485	747
(Gain) loss from sale of real estate	(22,124)	34	(7,471)
Total operating expenses	1,819,276	1,652,239	1,423,675

Operating income	168,451	131,466	179,960

Other (expense) income:
Interest expense	(91,481)	(94,408)	(93,312)
Interest income	1,162	6,286	3,996
Bridge loan commitment fees	(2,438)	(2,665)	—
Loss on debt extinguishment, modifications and termination of derivative instruments	(9,975)	—	(47,559)
Foreign currency exchange (loss) gain, net	(45,278)	10	2,882
Other expense, net	(2,563)	(1,870)	(532)
Loss from partially owned entities	(250)	(111)	(1,069)
Gain from sale of partially owned entities	—	4,297	—
Income before income tax benefit	17,628	43,005	44,366
Income tax benefit:
Current	(6,805)	(5,544)	467
Deferred	13,732	10,701	3,152
Total income tax benefit	6,927	5,157	3,619

Net income	$24,555	$48,162	$47,985
Net income attributable to noncontrolling interests	15	—	—
Net income attributable to Americold Realty Trust	$24,540	$48,162	$47,985
Less distributions on preferred shares of beneficial interest - Series A	—	—	(1)
Less distributions on preferred shares of beneficial interest - Series B	—	—	(1,817)
Net income available to common shareholders of beneficial interest	$24,540	$48,162	$46,167

Weighted average common shares outstanding – basic	203,255	179,598	141,415
Weighted average common shares outstanding – diluted	206,940	183,950	144,338

Net income per common share of beneficial interest - basic	$0.11	$0.26	$0.31
Net income per common share of beneficial interest - diluted	$0.11	$0.26	$0.31

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)
	Years Ended December 31,
	2020	2019	2018
Net income	$24,555	$48,162	$47,985
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	1,433	3,269	(901)
Change in unrealized net gain (loss) on foreign currency	9,944	(3,388)	(11,640)
Unrealized (loss) gain on cash flow hedge	(1,630)	(1,492)	256
Other comprehensive income (loss) - net of tax	9,747	(1,611)	(12,285)
Other comprehensive income attributable to noncontrolling interests	4	—	—
Total comprehensive income attributable to Americold Realty Trust	$34,306	$46,551	$35,700

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Equity
(In thousands, except shares)
	Preferred Shares of
	Beneficial Interest		Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Series A		Beneficial Interest
	Number of Shares	Par Value	Number of Shares	Par Value	Paid-in Capital
								Total Equity
Balance - December 31, 2017	125	$—	69,370,609	$694	$394,082	$(581,470)	$(230)	$(186,924)
Net income	—	—	—	—	—	47,985	—	47,985
Other comprehensive loss	—	—	—	—	—	—	(9,492)	(9,492)
Distribution on preferred shares of beneficial interest - Series A	(125)	—	—	—	(133)	(1)	—	(134)
Distributions on preferred shares of beneficial interest - Series B	—	—	—	—	—	(1,817)	—	(1,817)
Distributions on common shares of beneficial interest	—	—	—	—	—	(104,976)	—	(104,976)
Share-based compensation expense	—	—	—	—	8,556	—	—	8,556
Share-based compensation expense (modification of Restricted Stock Units)	—	—	—	—	2,042	—	—	2,042
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	—	—	1,847,274	18	2,649	—	—	2,667
Warrants exercise	—	—	6,426,818	64	(64)	—	—	—
Issuance of common shares	—	—	37,350,000	374	576,964	—	—	577,338
Conversion of mezzanine Series B Preferred shares	—	—	33,240,258	332	372,459	—	—	372,791
Other	—	—	—	—	(422)	1,934	(2,793)	(1,281)
Balance - December 31, 2018	—	$—	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)
				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss
	Common Shares of
	Beneficial Interest		Paid-in Capital
	Number of Shares	Par Value				Total Equity
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net income	—	—	—	48,162	—	48,162
Other comprehensive loss	—	—	—	—	(1,611)	(1,611)
Distributions on common shares of beneficial interest	—	—	—	(146,590)	—	(146,590)
Share-based compensation expense	—	—	12,822	—	—	12,822
Share-based compensation expense (modification of Restricted Stock Units)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	1,502,450	15	3,461	—	—	3,476
Issuance of common shares	42,062,500	421	1,206,627	—	—	1,207,048
Other	—	—	—	(88)	—	(88)
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)
				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling interests in Operating Partnership
	Common Shares of
	Beneficial Interest		Paid-in Capital
	Number of Shares	Par Value					Total Equity
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$—	$1,833,018
Net income	—	—	—	24,540	—	15	24,555
Other comprehensive income	—	—	—	—	9,747	4	9,751
Distributions on common shares of beneficial interest	—	—	—	(182,700)	—	(241)	(182,941)
Share-based compensation expense	—	—	15,259	—	—	2,603	17,862
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	574,599	6	286	—	—	—	292
Issuance of common shares	45,161,428	451	1,578,208	—	—	—	1,578,659
Issuance of common shares as consideration in the Agro acquisition	14,166,667	142	511,983	—	—	—	512,125
Cumulative effect of accounting change (refer to Note 2)	—	—	—	(500)	—	—	(500)
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income	$24,555	$48,162	$47,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,891	163,348	117,653
Amortization of deferred financing costs and pension withdrawal liability	5,147	6,028	6,177
Amortization of above/below market leases	152	151	151
Loss on debt extinguishment and modification	1,995	—	28,446
Loss (gain) from foreign exchange	45,278	(10)	(2,882)
Loss from investments in partially owned entities	250	111	1,069
Gain from sale of partially owned entities	—	(4,297)	—
Share-based compensation expense	17,897	12,822	8,639
Share-based compensation expense (modification of restricted stock units)	—	3,044	2,042
Deferred tax benefit	(13,732)	(10,701)	(3,152)
(Gain) loss from sale of real estate	(22,124)	34	(7,471)
Loss (gain) on other asset disposals	2,494	870	(152)
Impairment of long-lived assets	8,236	13,485	747
Provision for doubtful accounts receivable	5,356	1,218	2,324
Changes in operating assets and liabilities:
Accounts receivable	(12,897)	(3,681)	(1,940)
Accounts payable and accrued expenses	19,471	841	(5,219)
Other	(4,289)	4,764	(6,246)
Net cash provided by operating activities	293,680	236,189	188,171
Investing activities:
Return of investment in joint venture	—	2,000	—
Proceeds from sale of investments in partially owned entities	154	14,250	—
Proceeds from sale of property, buildings and equipment	80,193	1,151	19,513
Business combinations, net of cash acquired	(1,858,937)	(1,319,905)	—
Acquisitions of property, buildings and equipment, net of cash acquired	(25,538)	(85,216)	—
Additions to property, buildings and equipment	(376,817)	(217,214)	(145,216)
Cash paid for investment in joint venture	(26,229)	—	—
Proceeds from the settlement of net investment hedges, net	3,034	—	—
Proceeds from the settlement of foreign currency forward contract	877,365	—	—
Payment in settlement of foreign currency forward contract	(922,350)	—	—
Net cash used in investing activities	(2,249,125)	(1,604,934)	(125,703)
Financing activities:
Distributions paid on beneficial interest shares – preferred – Series A	—	—	(134)
Distributions paid on beneficial interest shares – preferred – Series B	—	—	(1,817)
Distributions paid on common shares and noncontrolling interests in operating partnership	(167,086)	(135,443)	(76,523)
Proceeds from revolving line of credit	636,753	100,000	—
Repayment of revolving line of credit	(627,075)	(100,000)	—
Proceeds from stock options exercised	6,748	10,204	14,842
Remittance of withholding taxes related to employee share-based transactions	(6,953)	(7,063)	(12,680)
Payment of underwriters’ costs	—	—	(8,205)
Reimbursement of underwriters’ costs	—	—	8,952
Repayment of sale-leaseback financing obligations	(3,774)	(3,161)	(2,595)
Repayment of financing lease obligations	(19,970)	(13,339)	(10,360)
Payment of debt issuance costs	(10,076)	(2,062)	(16,563)
Repayment of term loans, mortgage notes, notes payable and construction loans	(156,750)	(10,392)	(1,522,347)
Proceeds from senior unsecured notes	922,350	350,000	600,000
Proceeds from term loans	177,075	—	525,000
Proceeds from construction loans	—	—	1,097
Net proceeds from issuance of common shares	1,578,659	1,206,627	586,275
Net cash provided by financing activities	2,329,901	1,395,371	84,942
Net increase in cash, cash equivalents and restricted cash	374,456	26,626	147,410
Effect of foreign currency translation on cash, cash equivalents and restricted cash	5,982	(110)	(3,276)
Cash, cash equivalents and restricted cash:
Beginning of period	240,613	214,097	69,963
End of period	$621,051	$240,613	$214,097

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)
	Years Ended December 31,
	2020	2019	2018
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued as consideration for Agro acquisition	$512,125	$—	$—
Deferred cash consideration for foreign investment in real property tax	$49,710	$—	$—
Addition of property, buildings and equipment on accrual	$51,115	$51,335	$18,799
Addition of fixed assets under financing lease obligations	$38,858	$30,416	$13,290
Addition of fixed assets under operating lease obligations	$44,919	$12,492	$—

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$82,775	$68,016	$85,595
Income taxes paid – net of refunds	$1,485	$2,207	$5,509

	As of December 31,	As of December 31,
Allocation of purchase price of property, buildings and equipment to:	2020	2019
Land	$3,233	$23,439
Building and improvements	15,940	41,913
Machinery and equipment	6,022	19,027
Identifiable intangible assets	140	854
Other assets and liabilities, net	303	1,577
Cash paid for acquisition of property, buildings and equipment	$25,638	$86,810

	As of December 31,	As of December 31,
	2020	2019
Allocation of purchase price to business combinations:
Land	$167,989	$65,074
Buildings and improvements	1,176,924	706,795
Machinery and equipment	322,652	162,389
Assets under construction	308	16,974
Operating and finance lease right-of-use assets	268,633	1,336
Cash and cash equivalents	57,456	4,977
Restricted cash	—	526
Accounts receivable	96,992	22,959
Goodwill	470,987	132,527
Acquired identifiable intangible assets:
Customer relationships	528,517	266,633
Trade names and trademarks	—	1,623
Investments in partially owned entities	21,638	—
Other assets	20,405	7,127
Accounts payable and accrued expenses	(97,964)	(45,000)
Notes payable	—	(3,878)
Sale-leaseback financing obligations	(73,075)	—
Operating and financing lease obligations	(268,500)	(1,336)
Unearned revenue	(1,068)	(3,536)
Deferred tax liability	(213,666)	(9,782)
Total consideration, including common shares issued and deferred consideration	$2,478,228	$1,325,408

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we) is a real estate investment trust (REIT) organized under Maryland law. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of December 31, 2020, we operated a global network of 238 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 194 warehouses in North America, 26 in Europe, 15 warehouses in Asia-Pacific, and 3 warehouses in South America.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 99% of the common general partnership interests as of December 31, 2020. Americold Realty Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the common general partnership interests as of December 31, 2020. Additionally, the aggregate partnership interests of all other limited partners was less than 0.1% as of December 31, 2020. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
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
The Company grants Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 15. These units represent noncontrolling interests in the Operating Partnership that are not owned by Americold Realty Trust.
On March 9, 2020, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 250,000,000 to 325,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of December 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in North America, Europe, Asia-Pacific, and South America through several wholly-owned taxable REIT subsidiaries (TRSs).
Recent Capital Markets Activity
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
During the year ended December 31, 2020, there were 7,440,532 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $272.6 million. The proceeds were offset by equity issuance costs of $3.0 million. Included in the shares sold under the 2020 ATM Equity Program were forward sale agreements in connection with the 2020 ATM Equity Program to sell 4,346,101 common shares for gross proceeds of $162.2 million. During the year ended December 31, 2020, the Company settled 5,011,428 common shares for gross proceeds of $183.0 million under its ATM equity program. Pursuant to the respective forward sale agreements, the remaining 2,428,604 of shares must be settled by September 1, 2021 for gross proceeds of $89.6 million.

After considering the common shares issued during 2020 and the shares subject to the forward sale agreements, the Company had approximately $227.4 million of availability remaining for distribution under the 2020 ATM Equity Program as of December 31, 2020.

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

October 2020 Follow-On Public Offering

On October 13, 2020, the Company completed an underwritten registered public offering pursuant to forward sale agreements in which the forward purchasers borrowed and sold to the underwriters in the public offering 31,900,000 common shares, as well as an option for the underwriters to purchase 4,785,000 additional common shares. The initial forward sale price was $36.67 per share, which is the public offering price per share, less the underwriting discount per share. On November 9, 2020, the underwriters exercised in full its option to purchase the additional 4,785,000 common shares. The initial forward for 31,900,000 common shares was settled on December 29, 2020, and the proceeds were used to fund the cash portion of the Agro Merchants Group (“Agro”) acquisition, which closed on December 30, 2020. The 4,785,000 forward shares remain outstanding as of December 31, 2020.

Agro Acquisition Shares

In the Agro transaction, the Company acquired 46 temperature-controlled facilities operated in the United States, Europe, Asia-Pacific, and South America, and a minority equity interest in a Brazilian joint venture. In addition to the cash portion of the purchase price of the Agro acquisition discussed above, at closing on December 30, 2020, the Company also issued 14,166,667 common shares (the “Acquisition Shares”) to Oaktree Capital Management L.P. (“Oaktree”) and Agro management.

Recent Acquisitions and Investments in Joint Ventures
On December 30, 2020, the Company completed the acquisition of privately-held Agro from an investor group led by funds managed by Oaktree for consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree and Agro management, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $119.9 million and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion.
On November 2, 2020, the Company acquired Hall’s Warehouse Corporation (Hall’s) for $489.2 million. The acquisition was funded using proceeds from our 2020 ATM equity forward sale agreements combined with funds drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On August 31, 2020, the Company acquired AM-C Warehouses (AM-C) for approximately $82.7 million. The acquisition was funded using cash on hand.
On August 31, 2020, the Company acquired Caspers Cold Storage (Caspers) for $25.6 million. The consideration paid by the company was funded using cash on hand.
On March 6, 2020, the Company acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Reals of R$117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. The investment was funded using cash on hand.
On January 2, 2020, the Company completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $57.7 million. The acquisition was funded using cash on hand.
On January 2, 2020, the Company completed the purchase of all outstanding shares of Nova Cold for C$338.7 million ($260.6 million USD). The acquisition was funded utilizing proceeds from the settlement of our

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility and cash on hand.
On November 19, 2019, the Company acquired MHW Group Inc. (MHW). The Company paid aggregate cash consideration of approximately $51.6 million. The acquisition was funded using cash on hand.
On May 1, 2019, the Company acquired Lanier Cold Storage (Lanier). The Company paid aggregate cash consideration of approximately $82.5 million. The acquisition was funded using cash on hand.
On May 1, 2019, the Company entered into an equity purchase agreement to acquire Cloverleaf. The Company refers to the completion of the acquisition of Cloverleaf pursuant to the executed purchase agreement as “the Cloverleaf Acquisition”. The Company paid aggregate cash consideration of approximately $1.24 billion. The acquisition was funded using net proceeds from the Company’s equity offering that closed on April 22, 2019, along with funds drawn under the Company’s senior unsecured revolving credit facility.
On February 1, 2019, the Company acquired PortFresh Holdings, LLC (PortFresh). The Company paid aggregate cash consideration of $35.9 million. The acquisition was funded using cash on hand.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Investments in which the Company does not have control, and is not considered to be the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company is closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it continues to incur elevated labor related costs and incremental health and safety supplies costs but otherwise is unable to further predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
Property, Buildings and Equipment
Property, buildings and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 5 to 43 years for buildings and building improvements and 3 to 12 years for machinery and equipment. For the years ended December 31, 2020, 2019 and 2018, the Company recorded depreciation expense of $198.8 million, $153.9 million and $116.0 million, respectively. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in “Other expense, net” on the accompanying Consolidated Statements of Operations. Gains or losses from the sale of real estate assets are reported in the accompanying Consolidated Statement of Operations as a component of operating expenses.
Costs incurred to develop software for internal use and purchased software are capitalized and included in “Machinery and equipment” on the accompanying Consolidated Balance Sheets. Capitalized software is amortized over the estimated life of the software which ranges from 3 to 10 years. Amortization of previously capitalized amounts was $7.3 million, $6.4 million and $5.2 million for 2020, 2019 and 2018, respectively, and is included in “Depreciation and amortization” on the accompanying Consolidated Statements of Operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Activity in real estate facilities during the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
	(In thousands)
Operating facilities, at cost:
Beginning balance	$3,729,589	$2,575,367
Capital expenditures	287,220	177,268
Acquisitions	1,662,650	975,045
Newly developed warehouse facilities	58,807	21,316
Disposition	(62,225)	(7,409)
Impairment	(2,153)	(12,555)
Conversion of leased assets to owned	7,956	—
Impact of foreign exchange rate changes	24,916	557
Ending balance	5,706,760	3,729,589
Accumulated depreciation:
Beginning balance	(936,422)	(827,892)
Depreciation expense	(146,237)	(114,512)
Dispositions	8,731	6,679
Impact of foreign exchange rate changes	(6,994)	(697)
Ending balance	(1,080,922)	(936,422)
Total real estate facilities	$4,625,838	$2,793,167

Non-real estate assets	296,212	197,835
Total property, buildings and equipment and finance leases, net	$4,922,050	$2,991,002
The total real estate facilities amounts in the table above include $165.2 million and $76.8 million of assets under sale-leaseback agreements accounted for as a financing lease as of December 31, 2020 and 2019, respectively. The Company does not hold title in these assets under sale-leaseback agreements.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company recognized an impairment charge of $3.7 million of Other segment assets related to the sale of the quarry completed on July 1, 2020, which resulted in a write-off of primarily “Land” on the accompanying Consolidated Balance Sheets. Additionally, the Company recognized an impairment charge of $2.1 million of Managed segment assets related to the exit of two Canadian facilities; the write-off was primarily related to “Machinery and equipment” on the accompanying Consolidated Balance Sheets. During the fourth quarter of 2020, the Company recognized an impairment charge of $1.2 million of Warehouse segment assets for costs incurred on a potential development project which the Company determined it would not move forward with; the write-off primarily related to “Assets under construction” on the accompanying Consolidated Balance Sheets. Additionally, during the fourth quarter of 2020, the Company recognized impairment of $0.5 million of Warehouse segment assets related to refrigeration that were subsequently deemed unusable following the sale and exit of the Boston warehouse, which primarily impacted “Machinery and equipment” on the accompanying Consolidated Balance Sheets. Finally, the Company recognized an impairment charge of $0.5 million of Warehouse segment assets primarily related to a development project with which the Company decided not to move forward, which was recorded under “Land” on the accompanying Consolidated Balance Sheets. The Boston facility was sold for a gain of $20.1 million, which was recorded to “Gain on sale of real estate” in the accompanying Consolidated Statement of Operations, and primarily related to “Buildings and improvements” with lesser amounts related to “Machinery and equipment” and “Land” on the accompanying Consolidated Balance Sheets.
In January 2020, the Company acquired four facilities, one of which was leased, in connection with the Nova Cold Acquisition, with total property, buildings and equipment of $171.9 million. Additionally in January 2020, the Company acquired one facility in connection with the Newport Acquisition, with total property, buildings and equipment of $30.2 million. In August 2020, the Company acquired two facilities in connection with the AM-C Warehouse Acquisition, with total property, buildings and equipment of $53.2 million. Additionally in August 2020, the Company acquired a single facility in connection with the Caspers Acquisition, with total property, buildings and equipment of $25.2 million. During the third quarter of 2020, the Company purchased two international facilities that were previously operated under a lease agreement for $8.1 million. During November 2020, the Company acquired eight facilities in connection with the Hall’s Acquisition, three of which were leased, with total property, buildings and equipment of $332.7 million. On December 30, 2020, the Company completed the Agro Acquisition, with total property, buildings and equipment of $1.08 billion.
In addition to selling and purchasing facilities, the Company also continued investing in development projects. During the first quarter of 2020, the Company commenced operations in a public facility in Columbus, OH which was acquired as part of the Cloverleaf acquisition, which cost approximately $7.0 million to construct. In addition, the Company commenced operations in a distribution facility in Savannah, GA, which was built on land that was acquired as part of the PortFresh acquisition, and cost approximately $69.5 million to construct.
During the second quarter of 2020, the Company announced its agreement with Ahold Delhaize to build two fully automated build-to-suit warehouses in Lancaster, PA and Plainville, CT. Through December 31, 2020, the Company had invested $73.3 million and $74.8 million in these projects, respectively. During 2020, the Company commenced construction on its Auckland, New Zealand expansion. Through December 31, 2020, approximately $22.0 million was invested in this project. In addition, during the fourth quarter of 2020, the Company announced two additional expansion projects in Russellville, Arkansas and Calgary, Canada. Through December 31, 2020, the Company has invested approximately $11.7 million in the Russellville expansion and $1.5 million in the Calgary expansion.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

During 2019, the Company began the “Atlanta Major Market Strategy” which includes the partial redevelopment of an existing warehouse facility. The costs incurred for this ongoing project totaled $92.8 million as of December 31, 2020. During the fourth quarter of 2019, the Company completed expansion projects at two legacy Cloverleaf facilities, Chesapeake, Virginia which totaled $26.2 million and North Little Rock, Arkansas which totaled $19.2 million.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. ROU assets are subsequently measured at the value of the remeasured lease liability, adjusted for the remaining balance of the following, as applicable: lease incentives, cumulative prepaid or accrued rent and unamortized initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Depreciation expense on assets acquired under financing leases is included in “Depreciation and amortization” on the accompanying Consolidated Statements of Operations. Depreciation expense on assets acquired under operating leases is included within cost of operations for the respective segment the asset pertains to, or within “Selling, general and administrative” for corporate assets on the accompanying Consolidated Statements of Operations. As with other long-lived assets, ROU assets are reviewed for impairment when events or change in circumstances indicate the carrying value may not be recoverable.
Operating leases are included in “Operating lease right-of-use assets”, “Accounts payable and accrued expenses” and “Operating lease obligations” on our Consolidated Balance Sheet. Financing lease assets are included in “Financing leases-net”, “Accounts payable and accrued expenses” and “Financing lease obligations” on our Consolidated Balance Sheet.

Americold Realty Trust and Subsidiaries
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
For the years ended December 31, 2020, 2019 and 2018, the Company recorded charges of $8.2 million, $13.5 million and $0.7 million, respectively, as “Impairment of long-lived assets” on the accompanying Consolidated Statements of Operations. Reference the paragraph above within the properties discussion for further details on impairment charges for the year ended December 31, 2020.
During the year ended December 31, 2019, the Company recorded impairment charges of $13.5 million, of which $12.6 million was related to Warehouse segment assets, and $0.9 million was related to Transportation segment assets. During the year ended December 31, 2018, the Company recorded an impairment charge of $0.7 million of Warehouse segment assets related to an idle domestic warehouse facility in anticipation of a future sale of the asset, which was subsequently completed during the fourth quarter of 2018.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
During each of the years ended 2020, 2019 and 2018, we capitalized interest of approximately $4.0 million, $3.3 million, and $3.2 million, respectively. During the years ended 2020, 2019 and 2018, we capitalized amounts relating to compensation and travel expense of associates direct and incremental to development of properties of approximately $0.9 million, $0.5 million, and $0.6 million, respectively.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Asset Acquisitions
The Company acquired Caspers Warehouse in an asset acquisition on August 31, 2020 for $25.6 million. The cost incurred in connection with this asset acquisition was allocated primarily to property, buildings and equipment.
The Company acquired MHW in an asset acquisition on November 19, 2019 for $51.6 million. The cost incurred in connection with this asset acquisition was allocated primarily to property, buildings and equipment. Additionally, the purchase agreement included a call option to purchase land from the holder of the ground lease for $4.1 million, which was exercised in January 2020.
The Company acquired PortFresh in an asset acquisition on February 1, 2019 for $35.9 million. The cost incurred in connection with this asset acquisition was allocated primarily to property, buildings and equipment.
Bridge Loan Commitment Fees
During the fourth quarter of 2020, we incurred costs of $2.4 million related to unused bridge loan commitment fees in connection with the potential funding need to complete the Agro Acquisition which ultimately was not utilized. During the second quarter of 2019, we incurred costs of $2.7 million related to unused bridge loan commitment fees in connection with the potential funding need to complete the Cloverleaf Acquisition which ultimately was not utilized. These costs are classified as a component of interest expense within the caption titled “Bridge loan commitment fees” and are presented within “Other expense” on the accompanying Consolidated Statement of Operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits, and short-term liquid investments purchased with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. As of December 31, 2020 and 2019, the Company held $88.6 million and $34.1 million, respectively, of cash and cash equivalents in bank accounts of its foreign subsidiaries.
Restricted Cash
Restricted cash relates to cash on deposit and cash restricted for the payment of certain property repairs or obligations related to warehouse properties collateralized by mortgage notes, cash on deposit for certain workers’ compensation programs and cash collateralization of certain outstanding letters of credit, and payment of costs to administer and service the New Market Tax Credit (“NMTC”) entity. Refer to Note 17 for further details of the New Market Tax Credit.
Restricted cash balances as of December 31, 2020 and 2019 are as follows:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2020	2019
	(In thousands)
2013 mortgage notes’ escrow accounts	$1,157	$877
2013 mortgage notes’ cash managed accounts	2,393	2,343
Cash on deposit for workers’ compensation program in Australia	3,034	2,525
New market tax credit reserve accounts	584	565
Cash on deposit for workers’ compensation program in United States	1,390	—
Agro Europe	2,956	—
Total restricted cash	$11,514	$6,310
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
The following table provides a summary of activity of the allowance for doubtful accounts:

	Balance at beginning of year	Charged to expense/against revenue	Amounts written off, net of recoveries	Balance at end of year
Allowance for doubtful accounts:	(In thousands)
Year ended December 31, 2018	$5,309	1,969	(1,572)	$5,706
Year ended December 31, 2019	$5,706	3,608	(2,387)	$6,927
Year ended December 31, 2020	$6,927	7,161	(1,802)	$12,286
The Company records interest on delinquent billings within “Interest income” in the accompanying Consolidated Statements of Operations, offset by a bad debt provision equal to the amount of interest charged until collected.
Identifiable Intangibles Assets
Identifiable intangibles consist of a trade name and customer relationships.
Indefinite-Lived Asset
The trade name asset, with a carrying amount of $15.1 million as of December 31, 2020 and 2019, relates to “Americold” and has an indefinite life; thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2020, 2019 and 2018.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Finite-Lived Assets
Customer relationship assets are the Company’s largest finite-lived assets and are amortized over 18 to 25 years using a straight-line or accelerated amortization method dependent on the estimated benefits, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Customer relationship amortization expense for the years ended December 31, 2020, 2019 and 2018 was $15.3 million, $7.9 million and $0.8 million, respectively. The weighted-average remaining life of the customer relationship assets is 24.3 years as of December 31, 2020. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2020, 2019 and 2018.
Leasehold Interests - Below Market Leases, Above Market Leases and In-place Lease
In reference to certain temperature-controlled warehouses where the Company is the lessee in an acquired business, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date. In reference to certain temperature-controlled warehouses where the Company has a tenant lease assigned through an acquisition, the resulting intangible asset is amortized over the remaining term of the tenant lease and recorded to amortization expense. There were no impairments to leasehold interests for the years ended December 31, 2020, 2019 or 2018.
Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of “Interest expense” in the accompanying Consolidated Statements of Operations. The Company amortizes such costs based on the effective interest rate or on a straight-line basis. The Company uses the latter approach when the periodic amortization approximates the amounts calculated under the effective-interest rate method. Deferred financing costs related to revolving line of credits are classified as other assets, whereas deferred financing costs related to debt are offset against the related principal balance, as applicable in the accompanying Consolidated Balance Sheets.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Goodwill
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The Company estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows and a market-based approach. Future cash flows are estimated based upon certain economic assumptions. The estimates of future cash flows are subject, but not limited to the following significant assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates, which are affected by expectations about future market and economic conditions. The assumptions are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, an impairment charge would be recorded for the difference in the fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. There were no goodwill impairment charges for the years ended December 31, 2020, 2019 and 2018.
Revenue Recognition
Revenues for the Company include rent, storage and warehouse services (collectively, Warehouse Revenue), third-party managed services for locations or logistics services managed on behalf of customers (Third-Party Managed Revenue), transportation services (Transportation Revenue), and revenue from the sale of quarry products (Other Revenue). The Company made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (e.g., sales, use, value added, some excise taxes).
Warehouse Revenue
The Company’s customer arrangements generally include rent, storage and service elements that are priced separately. Revenues from storage and handling are recognized over the period consistent with the transfer of the service to the customer. Multiple contracts with a single counterparty are accounted for as separate arrangements.
Third-Party Managed Revenue
The Company provides management services for which the contract compensation arrangement includes: reimbursement of operating costs, management fees, and contingent performance-based fees (Managed Services). Managed Services fixed fees are recognized as revenue as the management services are performed ratably over the service period. Managed Services performance-based fees are recognized ratably over the service period based on the likelihood of achieving performance targets.
Cost reimbursements related to Managed Services arrangements are recognized as revenue as the services are performed and costs are incurred. Managed Services fees and related cost reimbursements are presented on a

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its shareholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its shareholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2020, 2019 and 2018. For all periods presented, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2020, 2019 and 2018, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), and for the Company’s foreign entities. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it has no undistributed E&P as of December 31, 2020. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The unremitted earnings of certain foreign subsidiaries are considered to be indefinitely reinvested, except for Canada and Hong Kong. The Company changed its assertion for its Canadian subsidiaries in 2018 to begin repatriating its unremitted earnings to the U.S. starting in 2018. The Company was no longer permanently reinvested as of 2019 with regards to its investment in Hong Kong. The Company has elected to be indefinitely reinvested with regard to basis only in the investment of the foreign subsidiaries in the Agro acquisition. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would be subject to additional income taxes which could result in a higher effective tax rate. The Company has provided

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

for Canadian withholding taxes on unremitted earnings for which no indefinite assertion has been made. With respect to the foreign subsidiaries owned directly or indirectly by the REIT or Operating Partnership, any unremitted earnings would not be subject to additional U.S. income tax because the REIT would distribute 100% of such earnings or would receive a participation exemption.
Pension and Post-Retirement Benefits
The Company has defined benefit pension plans that cover certain union and nonunion associates. The Company also participates in multi-employer union defined benefit pension plans under collective bargaining agreements for certain union associates. The Company also has a post-retirement benefit plan to provide life insurance coverage to eligible retired associates. The Company also offers defined contribution plans to all of its eligible associates. Contributions to multi-employer union defined benefit pension plans are expensed as incurred, as are the Company’s contributions to the defined contribution plans. For the defined benefit pension plans and the post-retirement benefit plan, an asset or a liability is recorded in the consolidated balance sheet equal to the funded status of the plan, which represents the difference between the fair value of the plan assets and the projected benefit obligation at the consolidated balance sheet date. The Company utilizes the services of a third-party actuary to assist in the assessment of the fair value of the plan assets and the projected benefit obligation at each measurement date. Certain changes in the value of plan assets and the projected benefit obligation are not recognized immediately in earnings but instead are deferred as a component of accumulated other comprehensive income (loss) and amortized to earnings in future periods.
Foreign Currency Gains and Losses
The local currency is the functional currency for the Company’s operations in Australia, Canada, Chile, Europe and New Zealand. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Company’s net investment in the foreign operation.
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
During the fourth quarter of 2018, the Company entered into two intercompany loan agreements, whereby the Australia and New Zealand entities borrowed from the U.S. entity. These intercompany loan agreements were denominated in the functional currency of the respective entities. The intercompany loan receivable balances as of December 31, 2020 are AUD $153.5 million and NZD $37.5 million, and are remeasured at the end of each month to the United States Dollar (USD) with any required adjustment recorded in “Foreign currency exchange (loss) gain, net” in the accompanying Consolidated Statements of Operations. Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of foreign currency gain or loss, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to “Accumulated other comprehensive income (loss)”. Foreign currency

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of “Accumulated other comprehensive income (loss)” if a repayment of these loans is not anticipated.
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
As of December 31, 2020, we had $975.5 million of assets in the scope of the credit loss standard. These assets consist primarily of cash equivalents measured at amortized cost and trade and other receivables. Counterparties associated with these assets are generally highly rated. The substantial majority of the allowance recorded on the aforementioned in-scope assets relates to our trade receivables and totaled $12.3 million as of December 31, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, equity method investments and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. This ASU is effective for fiscal years beginning after December 15, 2020. The adoption of this ASU is not expected to have any impact on the Company's consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Other Presentation Matters
Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation on the Consolidated Statements of Equity.
The Consolidated Statements of Equity reflects the reclassification required in the prior period to condense the amount previously classified within ‘Other’ to be classified within ‘Other comprehensive loss’, both of which are a component of Accumulated Other Comprehensive Income (Loss).

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

3. Business Combinations
Acquisitions Completed During 2020
Acquisition of Nova Cold
The Company completed the acquisition of privately-held Nova Cold on January 2, 2020 for total cash consideration of approximately C$338.7 million, including cash received of C$1.3 million, or $260.6 million USD including cash received of $1.0 million based upon the exchange rate between the CAD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included $34.8 million of land, $106.1 million of buildings and improvements, $30.6 million of machinery and equipment, $64.6 million of goodwill, $53.9 million of a customer relationship intangible asset and $33.0 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canada market and leveraging integration experience to drive synergies. The Nova Cold acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill exists for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS acquired. The acquisition accounting was finalized within one year from the date of acquisition and is reflected within the Consolidated Financial Statements for the year ended December 31, 2020. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. During the year ended December 31, 2020, the Company recorded a measurement period adjustment of $9.0 million as a reduction to its opening deferred tax liability of $42.0 million originally recorded related to basis differences in fixed assets and net operating loss carryforwards. The adjustments recorded during the measurement period did not have a significant impact on our Consolidated Financial Statements for the year ended December 31, 2020.
Acquisition of Newport
The Company completed the acquisition of privately-held Newport on January 2, 2020 for total cash consideration of $57.7 million, including cash received of $1.0 million. The acquisition accounting related to the consideration transferred primarily included $30.2 million of property, buildings and equipment, $18.7 million of a customer relationship asset and $7.1 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Minneapolis-St. Paul market and leveraging integration experience to drive synergies. The Newport acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies; the acquisition of all the membership interests allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The acquisition accounting was finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

on our Consolidated Financial Statements for the year ended December 31, 2020.
Acquisition of AM-C Warehouses
The Company completed the acquisition of privately-held AM-C Warehouses on August 31, 2020 for total cash consideration of $82.7 million. The preliminary acquisition accounting related to the consideration transferred primarily included $53.2 million of property, buildings and equipment, $19.7 million of a customer relationship asset and $10.4 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been preliminarily assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Dallas - Fort Worth market. The AM-C acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of acquisition accounting will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary acquisition accounting will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Consolidated Financial Statements for the year ended December 31, 2020.
Acquisition of Hall’s Warehouses
The Company completed the acquisition of Hall’s Warehouses on November 2, 2020 for total cash consideration of $489.2 million, including cash received of $7.9 million. A summary of the preliminary fair values of the assets

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

acquired and liabilities assumed is as follows (in thousands):

Preliminary Amounts Recognized as of the Acquisition Date
Assets
Land	$29,352
Buildings and improvements	239,708
Machinery and equipment	63,596
Operating lease right-of-use assets	26,400
Cash and cash equivalents	7,894
Accounts receivable	11,894
Goodwill	42,737
Acquired identifiable intangibles:
Customer relationships	102,732
Other assets	303
Total assets	524,616
Liabilities
Accounts payable and accrued expenses	4,006
Operating lease obligations	26,400
Deferred tax liability	5,012
Total liabilities	35,418
Total consideration for the Hall’s acquisition	$489,198
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Hall’s. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (iv) finalizing our review of certain assets acquired and liabilities assumed, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

exceed one year from the date of acquisition), as defined by ASC 805.
The customer relationship intangible asset has been preliminarily assigned a preliminary useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market. We have included the financial results of the acquired operations in our Warehouse and Transportation segments since the date of the acquisition. This transaction will allow us to grow our market share with key customers while diversifying our overall customer base. All of the acquired facilities are located within 15 miles of each other and 30 miles of Newark Port. The Hall’s acquisition was completed through the acquisition of the outstanding stock of certain Hall’s entities and the direct purchase of real estate assets from the sellers. The acquisition allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deductible goodwill will be available to reduce taxable income at both the REIT and potentially the domestic TRS.
Acquisition of Agro

The Company completed the acquisition of Agro on December 30, 2020 for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $119.9 million, as indicated in the table below, and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. A summary of the preliminary fair values of the assets acquired and liabilities

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

assumed is as follows (in thousands):

Preliminary Amounts Recognized as of the Acquisition Date
Assets
Land	$95,286
Buildings and improvements	778,170
Machinery and equipment	206,453
Operating lease right-of-use assets	191,229
Financing lease asset	46,845
Cash and cash equivalents	47,534
Accounts receivable	78,423
Goodwill	346,673
Acquired identifiable intangibles:
Customer relationships	333,501
Investment in partially owned entities	21,638
Other assets	20,038
Total assets	2,165,790
Liabilities
Accounts payable and accrued expenses	90,860
Operating lease obligations	191,229
Financing lease obligations	46,845
Sale-leaseback obligations	73,075
Deferred tax liability	175,719
Total liabilities	577,728
Total consideration for the Agro acquisition	$1,588,062
The fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of Agro. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The primary areas of the acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing our review of certain assets acquired and liabilities assumed, (iv) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. To the extent possible, estimates or amounts recorded in Agro’s books have been considered and recorded, as appropriate, for the items above based on the information available as of December 31, 2020. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

As shown above, the Company recorded approximately $346.7 million of goodwill related to the Agro Acquisition. There are several strategic benefits of the acquisition. It allows the Company to establish a strategic footprint in Europe, which enhances its ability to serve their multinational customers on a global scale. It also adds depth to the existing networks in North America, Australia and South America. Additionally, the portfolio comes with significant growth opportunities through potential future acquisitions, given Europe's fragmented temperature controlled storage industry. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Agro Acquisition was completed through the acquisition of stock of various Agro entities in the U.S. and foreign jurisdictions; as a result, no tax basis exists in each of these jurisdictions for tax purposes, except for minimal tax basis that existed prior to the acquisition. Goodwill for the Agro Acquisition has not yet been assigned to reporting units as of December 31, 2020 given the short period of time between the acquisition date, December 30, 2020, and year-end; however, we expect that the goodwill will be assigned to the Warehouse and Transportation segments during the measurement period. The Company’s deemed asset elections for the foreign operations under IRC section 338 will reduce the US income taxability of future foreign profits under the Global Intangible Low-Taxed Income (“GILTI”) regime.

Also shown above, in connection with the Agro Acquisition the Company recorded an intangible asset of approximately $333.5 million for customer relationships which has been assigned a preliminary useful life of 25 years and will be amortized on a straight-line basis. Based on the discussion under goodwill above, the Agro Acquisition resulted in federal income tax deductibility for a minimal portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for the REIT and reduce any GILTI inclusion in the US associated with foreign entities acquired.
Acquisitions Completed During 2019
Acquisition of Cloverleaf
The Company completed the acquisition of privately-held Cloverleaf on May 1, 2019. A summary of the final fair values of the assets acquired and liabilities assumed for total cash consideration of $1.24 billion, as well as adjustments made during the measurement period, is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
(1) The adjustments recorded during the measurement period did not have a significant impact on our Consolidated Financial Statements for the year ended December 31, 2020. The measurement period ended one year after the Cloverleaf Acquisition, on April 30, 2020.
(2) The measurement period adjustments were primarily due to refinements to third party appraisals and refinements in carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The net impact of the measurement period adjustments results in a net increase to goodwill.
All adjustments recorded during the measurement period were not material to the Consolidated Financial Statements. The final purchase price allocation is presented within the table above.
As shown above, the Company recorded approximately $126.1 million of goodwill related to the Cloverleaf Acquisition. The strategic benefits of the acquisition include the Company’s ability to add complementary customers into its network, provide an opportunity for growth in the Central and Southeast markets, deepen existing customer relationships, provide three expansion opportunities that were developed in 2020, and leverage integration experience to drive synergies. These factors contributed to the goodwill that was recorded upon

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

consummation of the transaction. The Cloverleaf acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded as a result of the Cloverleaf Acquisition to be deductible for federal income tax purposes. The goodwill related to the Cloverleaf Acquisition has been substantially assigned to the Warehouse segment, with a de minimis amount assigned to the Transportation segment. Deferred taxes may not be recorded for deductible goodwill unless the tax basis in goodwill exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income for both the REIT and its domestic TRS.
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
Acquisition of Lanier
The Company completed the acquisition of privately-held Lanier on May 1, 2019 for total cash consideration of $82.5 million, inclusive of cash received of $0.6 million. The allocation of consideration primarily included $60.0 million of property, buildings and equipment, $6.4 million of goodwill, and $16.3 million of customer relationship intangible assets. The customer relationship asset has been assigned a useful life of twenty-five years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the increased presence in the north Georgia poultry market and leveraging integration experience to drive synergies. The Lanier acquisition was completed through the acquisition of both stock and partnership units; the acquisition of partnership units allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis, and the Company has not recorded any deferred taxes as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. All adjustments recorded subsequent to the acquisition date were not material to the Consolidated Financial Statements. The final purchase price allocation was completed within one year from the date of acquisition and is reflected within our Consolidated Financial Statements as of December 31, 2020. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2020 acquisition of Agro and Cloverleaf had occurred on January 1, 2019. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisitions of Cloverleaf and Agro.
On March 1, 2019, Cloverleaf acquired Zero Mountain, Inc. and Subsidiaries (Zero Mountain). As a result, we have included the results of operations of Zero Mountain in the below pro forma financial information. The pro forma adjustments made include the acquisition expenses incurred in connection with Cloverleaf’s acquisition of Zero Mountain.
The accompanying unaudited pro forma consolidated financial statements exclude the results of the AM-C, Halls and Lanier acquisitions, which were deemed immaterial individually and in the aggregate based on quantitative

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

and qualitative considerations. Additionally, the Company has not presented pro forma combined results of operations for the acquisitions of Nova Cold and Newport, because the results of operations as reported in the accompanying Consolidated Statements of Operations would not have been materially different. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company would have been had the Agro and Cloverleaf acquisitions occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Pro forma (unaudited)
(in thousands, except per share data)
	Year Ended December 31,
	2020	2019
Total revenue	$2,517,351	$2,380,458
Net income	$8,831	$79,671
Net income per share, diluted(2)	$0.04	$0.33
(1) Pro forma net income available to common shareholders was adjusted to exclude $22.7 million of acquisition related costs incurred by the Company in connection with the Agro Acquisition during the year ended December 31, 2020, and to include these charges in pro forma net income for the year ended December 31, 2019. Pro forma net income available to common shareholders was adjusted to exclude $36.8 million of acquisition related costs incurred by Agro in connection with the Agro Acquisition during the year ended December 31, 2020. Pro forma net income available to common shareholders was adjusted to exclude $26.6 million of acquisition related costs incurred by the Company in connection with the Cloverleaf Acquisition during the year ended December 31, 2019.
(2)Adjusted to give effect to the issuance of 46.1 million common shares in connection with the Agro Acquisition and 42.1 million common shares in connection with the Cloverleaf Acquisition.
Since the date of acquisition, total revenues of approximately $152.8 million and net income of approximately $9.0 million associated with properties and operations acquired in the Cloverleaf Acquisition are included in the Consolidated Statements of Operations for the year ended December 31, 2019. The revenues and net income associated with properties and operations acquired in the Agro Acquisition included in the Consolidated Statements of Operations for the year ended December 31, 2020 was immaterial as the acquisition closed on December 30, 2020.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

4. Investments in Partially Owned Entities
As of December 31, 2020, our investment in partially owned entities accounted for under the equity method of accounting presented in our Consolidated Balance Sheets consists of the following (in thousands):

Joint Venture	Location	% Ownership	December 31, 2020
Superfrio	Brazil	14.99%	$23,269
Comfrio	Brazil	22.12%	$21,638
Superfrio Joint Venture
During the first quarter of 2020, the Company purchased a 14.99% equity interest in a joint venture with Superfrio Armazéns Gerais S.A. (“SuperFrio” or “Brazil JV”) for Brazil reals of R$117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in the joint venture. SuperFrio is a Brazilian-based company that provides temperature-controlled storage and logistics services including storage, warehouse services, and transportation. The debt of the unconsolidated joint venture is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.
Comfrio Joint Venture
As a result of the Agro acquisition which closed on December 30, 2020, the Company acquired Agro’s 22.12% share of ownership in Agrofundo Brazil II Fundode Investimento em Participações (“FIP”) or the “Comfrio” joint venture. The FIP owns all the issued and outstanding shares of common stock of Agro Improvement Participações S.A. (“Agro Improvement”), a sociedade anônima, duly organized and existing under the laws of Brazil. The Company has a call right that enables it to purchase all the issued and outstanding shares of Agro Improvement starting on January 1, 2019 through January 7, 2023. The FIP has a put right that requires the Company when exercised to purchase from it all the issued and outstanding shares of Agro Improvement starting on July 1, 2019 through January 7, 2023. The fair value of the call and put rights will be recorded through acquisition accounting finalization during the measurement period, and was not included in the preliminary acquisition accounting as of December 31, 2020.

The debt of the unconsolidated joint venture is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.

China Joint Venture
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

5. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Warehouse	Third-party managed	Transportation	Unallocated Acquisitions	Total
	(In thousands)
December 31, 2017	$172,554	$3,064	$12,551	—	$188,169
Impact of foreign currency translation	(1,658)	(174)	(242)	—	(2,074)
December 31, 2018	170,896	2,890	12,309	—	186,095
Goodwill acquired	130,919	—	1,452	—	132,371
Impact of foreign currency translation	9	(8)	16	—	17
December 31, 2019	301,824	2,882	13,777	—	318,483
Goodwill acquired	116,275	—	8,546	346,673	471,494
Purchase price allocation adjustments	1,115	—	—	—	1,115
Impact of foreign currency translation	2,513	379	351	—	3,243
December 31, 2020	$421,727	$3,261	$22,674	$346,673	$794,335
The goodwill acquired in 2019 primarily related to the Cloverleaf and Lanier acquisitions in the Warehouse segment. The goodwill acquired in 2020 related to the AM-C, Newport and Nova Cold acquisitions and was allocated to the Warehouse segment. The goodwill resulting from the Hall’s acquisition in 2020 was allocated between the Warehouse and Transportation segments. The goodwill acquired in 2020 related to the Agro acquisition is reflected in the table above within the column titled ‘Unallocated Acquisitions’ and has not yet been assigned to reporting units as of December 31, 2020 given the short period of time between the acquisition date, December 30, 2020 and year-end. We expect that the goodwill will be assigned to the Warehouse and Transportation segments during the measurement period. The 2020 acquisitions did not include any operations categorized as Third-party managed or Other. Refer to Note 3 for additional information.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Intangible assets subject to amortization as of December 31, 2020 and 2019 are as follows:

	Customer relationships	Above-market leases	In-place lease	Below-market leases	Assembled Workforce	Trade names and trademarks	Total
	(In thousands, except years)
Gross	$300,421	$143	$3,778	$9,126	$908	$1,623	$315,999
Additions	528,518	—	—	—	139	—	528,657
Foreign currency translation	1,260	—	—	—	—	—	1,260
Accumulated amortization	(53,321)	(81)	(2,152)	(5,945)	(447)	(1,623)	(63,569)
Net definite lived intangible assets	$776,878	$62	$1,626	$3,181	$600	$—	782,347
Indefinite lived intangible asset (Trade name)							15,076
Identifiable intangible assets – net, December 31, 2020							$797,423
Weighted-average remaining useful life at December 31, 2020	24.3	2.8	2.8	32.2	1.9	N/A	24.3

Gross	$33,788	$143	$3,778	$9,126	$—	$—	$46,835
Additions	266,633	—	—	—	908	1,623	269,164
Accumulated amortization	(38,036)	(60)	(1,578)	(5,794)	(128)	(721)	(46,317)
Net definite lived intangible assets	$262,385	$83	$2,200	$3,332	$780	$902	269,682
Indefinite lived intangible asset (Trade name)							15,076
Identifiable intangible assets – net, December 31, 2019							$284,758
Weighted-average remaining useful life at December 31, 2019	24.2	3.8	3.8	32.6	2.7	0.8	23.9
Additions in 2019 relate to the Cloverleaf, Lanier, MHW and PortFresh acquisitions. Additions in 2020 relate to the Agro, AM-C, Caspers, Hall’s, Newport and Nova Cold acquisitions. Refer to Notes 2 and 3 for further details of each acquisition.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table describes the estimated amortization of intangible assets for the next five years and thereafter. In addition, the table describes the net impact on rent expense due to the amortization of below-market leases for the next five years and thereafter:

	Estimated Amortization of Customer Relationships and In-Place Lease Intangible Assets	Estimated Net Decrease to Lease Revenue Related to Amortization of Above-Market Leases	Estimated Net Increase to Lease Expense Related to Amortization of Below-Market Leases	Estimated Amortization of Assembled Workforce Assets
	(In thousands)
Years Ending December 31:
2021	$32,999	$22	$151	$349
2022	32,910	22	151	221
2023	32,726	18	106	30
2024	32,159	—	102	—
2025	32,070	—	102	—
Thereafter	615,640	—	2,569	—
Total	$778,504	$62	$3,181	$600
6. Other Assets
Other assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands)
Prepaid accounts	$24,324	$11,345
Inventory and supplies	21,514	9,371
Various insurance and workers’ compensation receivables	14,421	12,143
Marketable securities - (deferred compensation plan)	6,579	4,895
Deferred financing costs	5,811	2,767
Utility, workers’ compensation escrow and lease deposits	4,630	4,222
Other receivables	7,292	7,528
Income taxes receivable	997	885
Deferred tax assets	826	418
Fair value of derivatives	—	6,886
Deferred registration statement costs	—	912
	$86,394	$61,372

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands)
Trade payables	$179,028	$109,222
Accrued workers’ compensation liabilities	34,775	30,642
Accrued payroll	26,706	17,104
Accrued bonus	26,320	20,729
Accrued vacation and long service leave	17,466	16,403
Accrued health benefits	14,938	13,020
Accrued property taxes	22,372	20,370
Accrued utilities	9,373	7,854
New market tax credit deferred contribution liability	4,721	4,882
Income taxes payable	6,424	997
Dividends payable	56,189	39,753
Accrued interest	28,422	24,872
Fair value of derivative financial instruments	9,611	6,097
Other accrued expenses	66,492	39,018
Deferred consideration - Agro	49,710	—
	$552,547	$350,963
8. Acquisition, Litigation and Other Charges
The components of the charges included in “Acquisition, litigation and other” in our Consolidated Statements of Operations are as follows (in thousands):

	Years Ended December 31,
Acquisition, litigation and other	2020	2019	2018
Acquisition related costs	$26,466	$24,284	$671
Litigation	310	4,553	—
Severance, equity award modifications and acceleration	1,089	9,789	2,053
Non-offering related equity issuance expenses	—	1,356	1,813
Terminated site operations costs	124	632	(1,804)
Non-recurring public company implementation costs	—	—	1,202
Cyber incident related costs	7,908	—	—
Other	409	—	—
Total acquisition, litigation and other	$36,306	$40,614	$3,935

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Non-offering related equity issuance expense consists of non-registration statement related legal fees associated with the selling shareholders’ secondary public offering completed during the first quarter of 2019, which consisted solely of shares sold by YF ART Holdings and Goldman Sachs and affiliates. The Company received no proceeds from the secondary offering.

Terminated site operations costs relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. Additionally, terminated site operations costs include those incurred to wind down operations at recently sold facilities. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on our Condensed Consolidated Statement of Operations.

Non-recurring public company implementation costs for the year ended December 31, 2018 represent costs associated with the implementation of financial reporting systems and processes needed to convert the organization to a public company.

Cyber incident related costs include third-party fees incurred in connection with the cyber incident that occurred in November 2020, as well as any incremental costs, internal and external, incurred to restore operations at our facilities and damage claims.

Other costs relate to additional superannuation pension costs related to prior years upon review by the Australian Tax Office.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9. Debt
The Company’s outstanding indebtedness as of December 31, 2020 and 2019 is as follows (in thousands):

		Contractual Interest Rate	Effective Interest Rate as of December 31, 2020	December 31, 2020		December 31, 2019
Indebtedness	Stated Maturity Date			Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$174,693	$180,807	$181,443	$184,618
Mezzanine A	5/2023	7.38%	7.55%	70,000	71,925	70,000	70,525
Mezzanine B	5/2023	11.50%	11.75%	32,000	33,040	32,000	32,320
Total 2013 Mortgage Loans				276,693	285,772	283,443	287,463

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	231,000	200,000	217,750
Series B notes	1/2029	4.86%	4.92%	400,000	475,000	400,000	439,000
Series C notes	1/2030	4.10%	4.15%	350,000	400,750	350,000	366,625
Series D notes(7)	1/2031	1.62%	1.66%	488,640	488,640	—	—
Series E notes(8)	1/2033	1.65%	1.69%	427,560	427,560	—	—
Total Senior Unsecured Notes				1,866,200	2,022,950	950,000	1,023,375

2020 Senior Unsecured Term loan Tranche A-1(1)	3/2025	L+0.95%	1.45%	325,000	323,375	—	—
2020 Senior Unsecured Term loan Tranche A-2 (2)(6)	3/2025	C+0.95%	1.55%	196,325	195,343	—	—
Total 2020 Senior Unsecured Term Loan A Facility (4)				521,325	518,718	—	—

2018 Senior Unsecured Term Loan A Facility(1)	1/2023	L+1.00%	3.14%	—	—	475,000	472,625

Total principal amount of indebtedness				2,664,218	2,827,440	1,708,443	1,783,463
Less deferred financing costs				(15,952)	n/a	(12,996)	n/a
Total indebtedness, net of unamortized deferred financing costs (3)				$2,648,266	$2,827,440	$1,695,447	$1,783,463

2020 Senior Unsecured Revolving Credit Facility(3)(5)	3/2024	L+0.85%	0.23%	$—	$—	N/A	N/A
2018 Senior Unsecured Revolving Credit Facility(1)(3)	1/2021	L+0.90%	0.36%	N/A	N/A	$—	$—
(1)L = one-month LIBOR
(2)C = one-month CDOR
(3)During the first quarter of 2020, the Company refinanced its Senior Unsecured Credit Facility. As such, the 2020 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2020 and the 2018 Senior Unsecured Revolving Credit Facility was in effect as of December 31, 2019. The above disclosure reflects N/A for the reporting date that the respective instrument was not in effect.
(4)During the first quarter of 2020, the Company refinanced its Senior Unsecured Term Loan A. As such, the 2020 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2020 and the 2018 Senior Unsecured Term Loan A Facility was in effect as of December 31, 2019.
(5)The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(6)The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD 250.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(7)The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2020.
(8)The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2020.
2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility maturing January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023. The total borrowing capacity of the 2020 Senior Unsecured Credit Facility was approximately $1.4 billion USD prior to the partial debt repayment which occurred in December 2020 and that is discussed further below. Additionally on March 26, 2020, the Company reduced the margin on the 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Revolving Credit Facility by five basis points.

The 2020 Senior Unsecured Term Loan A Facility was broken into two tranches. Tranche A-1 was comprised of a $425.0 million USD term loan and Tranche A-2 was comprised of a CAD $250.0 million term loan, both were five-year loans maturing in 2025. Tranche A-2 provides a natural hedge to the Company’s investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we incurred approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of December 31, 2020, $5.6 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Consolidated Balance Sheets.

The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. In connection with entering into the agreement, we incurred approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Unamortized deferred financing costs as of December 31, 2019 of $2.8 million will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of December 31, 2020, $5.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
On December 30, 2020, we repaid $100.0 million of the 425000000 USD Tranche A-1 2020 Senior Unsecured Term Loan A. This was funded using the Series D and E debt private placement issuance, more details on this debt issuance can be found under the “Series A, B, C, D, and E Senior Unsecured Notes” section below. In connection with this repayment, approximately $1.5 million of unamortized deferred financing costs associated with the 2020 Senior Unsecured Credit Facility were written off. In addition, the interest rate swaps associated with the 2020 Senior Unsecured Term Loan A were terminated, resulting in an extinguishment fee of $16.4 million. After accounting for the refinance, the total borrowing capacity of the 2020 Senior Unsecured Credit Facility is approximately $1.3 billion USD as of December 31, 2020.
Our 2020 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 2020, the Company was in compliance with all debt covenants.

There were $21.7 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of December 31, 2020.
2018 Senior Unsecured Credit Facility
On December 4, 2018, we entered into the 2018 Senior Unsecured Credit Facility to, among other things, (i) increase the revolver borrowing capacity from $450.0 million to $800.0 million, (ii) convert the credit facility (term loan and revolver) from a secured credit facility to an unsecured credit facility, and (iii) decrease the applicable interest rate margins from 2.35% to 1.45% and decrease the fee on unused borrowing capacity by five basis points. The terms of the revolver allow for the ability to draw proceeds in multiple currencies, up to $400 million. In connection with entering into the original agreement and subsequent amendments for the Term Loan A Credit Facility, we incurred approximately $8.9 million of debt issuance costs, which we amortize as interest expense under the effective interest method. As of December 31, 2019, the unamortized balance of Term Loan A debt issuance costs was $6.1 million and was included in “Mortgage notes, senior unsecured notes and term loans” on the accompanying Condensed Consolidated Balance Sheets.

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

There were $23.0 million letters of credit issued on the Company’s 2018 Senior Unsecured Revolving Credit Facility as of December 31, 2019. During the first quarter of 2020, the 2018 Senior Unsecured Revolving Credit Facility was refinanced and is no longer outstanding as of December 31, 2020.
Series A, B, C, D, and E Senior Unsecured Notes
On April 26, 2019, we completed a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). The transaction closed on May 7, 2019. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring January 8, 2020. The initial January 8, 2020 payment included interest accrued since May 7, 2019. The notes are general unsecured obligations of the Operating Partnership and are guaranteed by the Company and certain

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

subsidiaries of the Company. The Company applied the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.

On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”). The transaction closed on December 4, 2018. Interest is payable on January 8 and July 8 of each year until maturity, with the first payment occurring July 8, 2019. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. The Company used a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600.0 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART (2010 Mortgage Loans). The Company also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan (ANZ Loans).
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350.00 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity, with the first payment occurring July 7, 2021. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method. The proceeds of the Series D and Series E issuance were used to provide long-term financing for the Halls acquisition, general corporate purposes and to repay a portion of the 2020 Senior Unsecured Term Loan Tranche A-1.

The Series A, B, C, D, and E senior notes (collectively referred to as the “Senior Unsecured Notes”) and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 days written notice whenever it intends to prepay any portion of the debt.

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

As of December 31, 2020, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2020, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.6 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.
The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of December 31, 2020, the Company was in compliance with all debt covenants.
Debt Covenants
Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of December 31, 2020, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In connection with the early repayment of a portion of the 2020 Senior Unsecured Credit Facility during the fourth quarter of 2020, the Company recorded $1.5 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations, representing the write-off of the proportionate unamortized deferred financing costs from the 2020 Senior Unsecured Credit Facility. In addition, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million. Approximately $8.7 million of this fee will remain in “Accumulated Other Comprehensive Income” and will be amortized to expense through 2024, while $7.7 million was expensed as interest and included within “Loss on debt extinguishment, modifications, and termination of derivative instruments” in the accompanying Consolidated Statements of Operations during the year ended December 31, 2020.
In connection with the refinancing of the 2018 Senior Unsecured Credit Facility during the first quarter of 2020, the Company recorded $0.8 million to “Loss on debt extinguishment, modifications and termination of derivative

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

instruments” in the accompanying Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs from the 2018 Senior Unsecured Credit Facility. These write-offs were a result of two lenders in the 2018 Senior Unsecured Term Loan A Facility that did not participate in the 2020 Senior Unsecured Term Loan A Facility, accordingly those lenders’ portion of unamortized deferred financing costs were written off. Similarly, two lenders in the 2018 Senior Unsecured Revolving Credit Facility did not participate in the 2020 Senior Unsecured Revolving Credit Facility, and those lender’s portions of unamortized deferred financing costs were written off.
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
Aggregate future repayments of indebtedness
The aggregate maturities of indebtedness as of December 31, 2020, including amortization of principal amounts due under the mortgage notes for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2021	$7,034
2022	7,312
2023	262,347
2024	—
2025	521,325
Thereafter	1,866,200
Aggregate principal amount of debt	2,664,218
Less unamortized deferred financing costs	(15,952)
Total debt net of deferred financing costs	$2,648,266
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
ART Mortgage Borrower Opco 2013 LLC

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
10. Derivative Financial Instruments
Designated Nonderivative Financial Instruments
As of December 31, 2020, the Company has designated €750 million debt and accrued interest as a hedge of our net investment in the international subsidiaries resulting from the Agro Acquisition. The remeasurement of these instruments is recorded in “Change in unrealized net gain (loss) on foreign currency” on the accompanying Consolidated Statements of Comprehensive Income.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company entered into multiple interest rate swap agreements. The January 2019 agreement hedged $100 million of variable interest-rate debt, and the August 2019 agreement hedged $225 million of variable interest-rate debt. Each agreement converted the Company’s variable-rate debt to a fixed-rate basis for five years, thus reducing the impact of interest rate changes on future interest expense. These agreements involved the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments was to reduce its exposure to fluctuations in cash flows due to changes in interest rates. Both of these interest rate swaps were terminated during the fourth quarter of 2020. The Company accelerated the reclassification in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming not probable to occur resulting in a charge to “Loss on debt extinguishment, modification, and termination of derivative instruments” of $7.7 million on the accompanying Consolidated Statement of Operations for the year ended December 31, 2020. Additionally, during the next twelve months, the Company estimates that an additional $2.7 million will be reclassified as an increase to “Loss on debt extinguishment, modification, and termination of derivative instruments”. The Company classifies cash inflow and outflows from derivatives that hedge interest rate risk within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on these intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at December 31, 2020 and 2019.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified as an increase to gain/loss on foreign exchange.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
During 2019, in conjunction with the funding of the Nova Cold Acquisition, the Company entered into a foreign exchange forward with a notional to purchase CAD 217.0 million and sell USD with a maturity date of January 2, 2020. The Company simultaneously entered into a second contract with a notional to sell CAD 217.0 million and purchase USD with a maturity of January 31, 2020. These forwards were not designated as hedges in a qualifying hedging relationships. During the year ended December 31, 2019, the net unrealized loss on the change in fair value of the foreign exchange forward contracts included within “Foreign currency exchange gain (loss), net” on the accompanying Consolidated Statement of Operations was less than $0.1 million.
During the first quarter of 2020, the Company’s previous two outstanding foreign exchange forward contracts matured. The first contract with a notional to purchase CAD $217.0 million and sell USD, matured on January 2, 2020 and settled for a gain of $2.1 million. The second contract with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 was subsequently designated as a net investment hedge on January 2, 2020. The net realized loss on these foreign exchange forward contracts included within “Foreign currency exchange gain (loss), net” on the accompanying Consolidated Statement of Operations for the year ended December 31, 2020 was $0.1 million.
During the fourth quarter of 2020, the Company entered into an undesignated foreign currency forward contract to lock in the expected proceeds from the issuance of the Series D & E Senior Unsecured Notes, which would convert the Euro denominated debt issuance to USD. The notional amount was €750 million which settled on December 30, 2020. The realized loss on the foreign currency forward contract was $45 million and was reflected in “Foreign currency exchange (loss) gain, net” on the accompanying Consolidated Statements of Operations.
As of December 31, 2020, the Company did not have any foreign currency forwards that were not designated in hedging relationships outstanding.
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
On January 2, 2020, the Company designated the above noted forward currency contract with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 as a net investment hedge. This contract was then settled for a gain of $0.2 million and a new contract was entered into with same notional to sell CAD $217.0 million and purchase USD which matured on February 28, 2020. The second contract was settled for a gain of $2.8 million upon the maturity date of February 28, 2020.
As of December 31, 2020 and December 31, 2019, the Company did not have any foreign currency forwards that were designated as net investment hedges outstanding.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company determines the fair value of its derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments within “Other assets” and “Accounts payable and accrued expenses” as of December 31, 2020 and 2019 (in thousands):

	Derivative Assets		Derivative Liabilities
	As of December 31,		As of December 31,
	2020	2019	2020	2019
Designated derivatives
Foreign exchange contracts	$—	$1,376	$9,611	$—
Interest rate contracts	—	2,933	—	3,505

Undesignated derivatives
Foreign exchange forwards	—	2,546	—	2,589
Total fair value of derivatives	$—	$6,855	$9,611	$6,094
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	As of December 31,				As of December 31,
	2020	2019	2018		2020	2019	2018
Interest rate contracts	$(11,465)	$(571)	$(1,422)	Interest expense	$(3,368)	$248	$(1,191)
Interest rate contracts	(7,688)	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(7,688)	—	—
Foreign exchange contracts	(11,015)	(879)	2,283	Foreign currency exchange (loss) gain, net	(12,158)	(264)	3,449
Foreign exchange contracts	—	—	—	Interest expense	(74)	58	—
Foreign exchange forwards	5,250	—	—		—	—	—
Total designated cash flow hedges	$(24,918)	$(1,450)	$861		$(23,288)	$42	$2,258
(1) The Company accelerated the reclassification in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming not probable to occur resulting in a charge to “Loss on debt extinguishment, modification, and termination of derivative instruments” on the accompanying Consolidated Statement of Operations for the year ended December 31, 2020.

Total interest expense recorded in the Consolidated Statements of Operations was $91.5 million, $94.4 million and $93.3 million during the years ended December 31, 2020, 2019 and 2018, respectively. Total “Foreign currency exchange (loss) gain, net”, recorded in the accompanying Consolidated Statements of Operations was a

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

loss of $45.3 million, nominal, and a gain of $2.9 million during the years ended December 31, 2020, 2019, and 2018, respectively.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2020 and 2019, respectively. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Consolidated Balance Sheets (in thousands):

December 31, 2020
Offsetting of Derivative Assets
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,611	$—	$9,611	$—	$—	$9,611

Americold Realty Trust and Subsidiaries
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
As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.1 million. As of December 31, 2020, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $10.3 million.

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Refer to Note 20 for additional details regarding the impact of the Company’s derivatives on AOCI for the years ended December 31, 2020, 2019 and 2018, respectively.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

11. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of December 31, 2020 and 2019 are as follows:

	Maturity	Interest Rate as of December 31, 2020	2020	2019
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,669	$18,994
11 warehouses – 2007	9/2027	7.00%-19.59%	93,316	96,765
3 facilities - 2007 (Agro)	7/2031	10%	67,229	—
1 facility - 2013 (Agro)	12/2033	10%	5,846	—
Total sale-leaseback financing obligations			$185,060	$115,759
In connection with the Agro acquisition, the Company assumed four sale-leaseback facilities. Agro completed a sale-leaseback transaction for three of its warehouse facilities in 2007 that was accounted for as financing. The initial term of the agreement is 20 years and rent payments increase every five years. The rent payments increase by the lesser of 125% of the cumulative increase in the Consumer Price Index over the related five-year period or 9%. The agreement’s termination date is July 31, 2031 and has an implicit interest rate of 10%. The long-lived assets are being depreciated on a straight-line basis over their remaining economic useful life.

Agro also completed a sale-leaseback transaction for one of its warehouse facilities that was accounted for as financing. The initial term of the agreement is 20 years and includes six 5-year renewal periods. The rent payments increase every five years by the lesser of the cumulative increase in the Consumer Price Index over the related five-year period or 12%. The agreement’s termination date is December 31, 2033 and has an implicit interest rate of 10%. The long-lived assets are being depreciated on a straight-line basis over their remaining economic useful life.

In September 2010, the Company entered into a transaction by which it assigned to an unrelated third party its fixed price “in the money” purchase option of $18.3 million on a warehouse it was leasing in Ontario, California. The purchase option was exercised in September 2010, and the Company simultaneously entered into a new 20-year lease agreement with the new owner and received $1.0 million of consideration to use towards warehouse improvements. Under the terms of the new lease agreement, the Company will exercise control over the asset for more than 90% of the asset’s remaining useful life, and it has a purchase option within the last six months of the initial lease term at 95% of the fair market value as of the date such option is exercised. The transaction was accounted for as a financing whereby the Company recognized a long-lived asset equal to the purchase price of $18.2 million, a receivable of $1.0 million for the additional consideration, and a financing obligation of $19.2 million. During 2020 and 2019, the principal balance was amortized by nominal amounts. The long-lived asset is being depreciated on a straight-line basis over its remaining economic useful life and a proportionate amount of each periodic rental payment is being charged to interest expense on the effective-interest-rate method.

In connection with an acquisition completed in 2010, the Company assumed sale leaseback agreements for 11 warehouses, and received gross proceeds of $170.7 million. The acquired company originally completed the sale-leaseback agreements in September 2007. The agreements for the leases of these properties had various initial terms of 10 to 20 years. The rent increases annually by 1.75%. The lease terms can be extended up to four times at the discretion of the Company, each for a five-year period. The leases are guaranteed by an unsecured indemnity from a related party and the Company had the ability to extend the lease through a period which exceeds 90.0% of

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the assets’ remaining useful lives. The transaction was accounted for as a financing with an amount of each periodic rental payment being charged to interest expense. The assets continue to be reflected as long-lived assets and depreciated over their remaining useful lives. In July 2013, the lease agreements for six of the 11 warehouses were amended. The amendments extended the expiration date on four of the warehouse leases to September 27, 2027, reduced the annual rent increases from 1.75% to 0.50% on five of the warehouse leases and released the guarantee by the unsecured indemnity from the related party. All of the 11 warehouses subject to the sale-leaseback transaction continue to be accounted for as a financing.

As of December 31, 2020, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Years Ending December 31:	(In thousands)
2021	$26,184
2022	27,065
2023	27,460
2024	27,787
2025	28,075
Thereafter	182,553
Total minimum payments	319,124
Interest portion	(134,064)
Present value of net minimum payments	$185,060
12. Lease Accounting
Arrangements wherein we are the lessee:
We have operating and finance leases for land, warehouses, offices, vehicles, and equipment with remaining lease terms ranging from 1 to 32 years. Many of our leases include one or more options to extend the lease term from 1 to 10 years that may be exercised at our sole discretion. Additionally, many of our leases for vehicles and equipment include options to purchase the underlying asset at or before expiration of the lease agreement. Rental payments are generally fixed over the term of the lease agreement with the exception of certain equipment leases for which the rental payment may vary based on usage of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2020, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Components of lease expense:
Operating lease cost (a)	$23,931	$29,205
Financing lease cost:
Depreciation	16,504	11,252
Interest on lease liabilities	2,969	2,941
Sublease income (b)	(551)	(499)
Net lease expense	$42,853	$42,899
(a) Includes short-term lease and variable lease costs, which are immaterial.
(b) Sublease income relates to two warehouses in the U.S. and New Zealand.
For the year ended December 31, 2018, rent expense of $36.7 million, was recorded pursuant to ASC 840, Leases.
Other information related to leases is as follows:

	Years Ended December 31,
	2020	2019

Supplemental Cash Flow Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(20,070)	$(24,992)
Operating cash flows from finance leases	$(2,969)	$(2,941)
Financing cash flows from finance leases	$(19,970)	$(13,339)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$44,919	$12,492
Finance leases	$38,858	$30,416
Weighted-average remaining lease term (years)
Operating leases	10.5	6.1
Finance leases	4.8	4.4
Weighted-average discount rate
Operating leases	2.9%	4.1%
Finance leases	3.6%	5.5%

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows (in thousands):

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
2021	$41,821	$41,671	$83,492
2022	36,000	32,118	68,118
2023	32,809	25,943	58,752
2024	28,185	16,752	44,937
2025	23,923	6,108	30,031
Thereafter	154,991	10,723	165,714
Total future minimum lease payments	317,729	133,315	451,044
Less: Interest	(48,582)	(7,389)	(55,971)
Total future minimum lease payments less interest	$269,147	$125,926	$395,073

Reported as of December 31, 2020
Accounts payable and accrued expenses	$174	$120	$294
Operating lease obligations	268,973	—	268,973
Finance lease obligations	—	125,806	125,806
Total lease obligations	$269,147	$125,926	$395,073
Arrangements wherein we are the lessor:
We receive lease income as the lessor for certain buildings and warehouses or space within a warehouse. The remaining term on existing leases ranges from 1 to 12 years. Lease income is generally fixed over the duration of the contract and each lease contract contains clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not included.
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, storage and warehouse services” in the accompanying Consolidated Statements of Operations as denoted in Note 24 “Revenues from Contracts with Customers”.
Property, buildings and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. The gross value and net value of these assets was $854.2 million and $615.7 million, for Land and Buildings and improvements, respectively, as of December 31, 2020. These amounts for 2020 exclude values attributable to Land and Buildings and improvements acquired from Agro as the relevant acquisition accounting is preliminary and will be finalized during the measurement period. The gross value and net value of these assets was $786.4 million and $600.1 million, for Land and Buildings and improvements, respectively, as of December 31, 2019. Depreciation expense for such assets was $29.5 million and $23.1 million for the years ended December 31, 2020 and 2019.
Future minimum lease payments due from our customers on leases as of December 31, 2020 were as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Operating Leases
Year ending December 31,
2021	$26,903
2022	21,884
2023	18,914
2024	14,201
2025	10,169
Thereafter	21,491
Total	$113,562
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
The Company’s mortgage notes, senior unsecured notes, and term loans are reported at their aggregate principal amount less unamortized deferred financing costs on the accompanying Consolidated Balance Sheets. The fair value of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance as of each valuation date. The inputs used to estimate the fair value of the Company’s mortgage notes, senior unsecured notes, and term loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, trading data on comparable unsecured industrial REIT debt, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. Refer to Note 18 for the fair value of the pension plan assets. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy for the years ended December 31, 2020 and 2019, respectively.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31,
		2020	2019
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$—	$2,936
Interest rate swap liability	Level 2	—	3,507
Cross-currency swap asset	Level 2	—	1,404
Cross-currency swap liability	Level 2	9,611	—
Foreign exchange forward contract asset	Level 2	—	2,546
Foreign exchange forward contract liability	Level 2	—	2,589
Assets held by various pension plans:
	Level 1	41,009	35,317
	Level 2	37,652	33,991
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,827,440	$1,783,463
(1)The carrying value of mortgage notes, senior unsecured notes and term loans is disclosed in Note 9.
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
The following tables summarize dividends declared and distributions paid to the holders of common shares and Series B Preferred Shares in 2020, 2019 and 2018:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2020 (Common Shares)
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
		Common Shares	Common Shares
(In thousands, except per share amounts)
December (2019)/January	$0.2000	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2100	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.2100	43,271	43,271
May (c)		—	(232)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.2100	43,282	43,282
October(d)		—	(231)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December	$0.210	53,820	—
		$182,941	$167,086
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $42.6 million declared, see description to the right regarding timing of payment.
(c)Declared in May and included in the $43.3 million declared, see description to the right regarding timing of payment.
(d)Declared in September and included in the $43.3 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2019 (Common Shares)
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December (a)		—	(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.2000	30,235	30,235
March (b)		—	(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.2000	38,764	38,764
June (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.2000	38,795	38,795
October (d)		—	(170)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2020)	$0.2000	38,796	—
		$146,590	$135,443
(a)Declared in December 2018 and included in the $28.2 million declared, see description to the right regarding timing of payment.
(b)Declared in March and included in the $30.2 million declared, see description to the right regarding timing of payment.
(c)Declared in June and included in the $38.8 million declared, see description to the right regarding timing of payment.
(d)Declared in September and included in the $38.8 million declared, see description to the right regarding timing of payment.

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
(a)Stub period dividend paid to shareholders of record prior to the IPO.
(b)Last participating and fixed dividend paid to holders of Series B Preferred Shares in connection with the conversion to common shares on the IPO date.
(c)Declared in March and included in the $20.1 million declared, see description to the right regarding timing of payment.
(d)Declared in June and included in the $27.3 million declared, see description to the right regarding timing of payment.
(e)Declared in September and included in the $28.1 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The dividends declared and paid to holders of Series A Preferred Shares were $0.001 for the year ended December 31, 2018. In 2018, in connection with the IPO, all outstanding Series A Preferred Shares were redeemed and there were no dividends for the year ended December 31, 2019.
For income tax purposes, distributions to preferred and common shareholders are characterized as ordinary income, capital gains, or as a return of shareholder invested capital. The composition of the Company’s distributions per common share and per preferred share is as follows:

Common Shares	2020	2019	2018
Ordinary income	35%	83%	66%
Capital gains	0%	0%	0%
Return of capital	65%	17%	34%
	100%	100%	100%

Preferred Shares	2020	2019	2018
Ordinary income	N/A	N/A	100%
Capital gains	N/A	N/A	0%
Return of capital	N/A	N/A	0%
	N/A	N/A	100%

15. Share-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based, performance-based and market performance-based equity awards. Time-based and cliff vesting market performance-based awards are recognized on a straight-line basis over the associates’ requisite service period, as adjusted for estimate of forfeitures. Performance-based awards are recognized ratably over the vesting period using a graded vesting attribution model upon the achievement of the performance target, as adjusted for estimate of forfeitures. The only performance-based awards issued by the Company were granted in 2016 and 2017.
Aggregate share-based compensation charges were $17.9 million, $15.9 million and $10.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. Approximately $3.1 million of share-based compensation expense was recorded during the year ended December 31, 2019 due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation, and were included as a component of “Acquisition, litigation and other” expense on the accompanying Consolidated Statements of Operations. Approximately $2.0 million of share-based compensation expense was recorded during the year ended December 31, 2018 as a result of modification to certain restricted stock units, and is included as a component of “Acquisition, litigation and other” expense on the accompanying Consolidated Statements of Operations. The award modifications and awards with accelerated vesting are discussed further under the section “Modification of Restricted Stock Units and Accelerated Vesting of Awards”. As of December 31, 2020, there was $23.0 million of unrecognized share‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.7 years.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and paid upon the vesting of the awards. Time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of December 31, 2020, 2019 and 2018, respectively, the Company accrued $2.5 million, $1.1 million and $0.4 million, respectively, of dividend equivalents on unvested units payable to associates and non-employee trustees.
All awards granted under the 2017 Plan dated on March 8, 2020 and thereafter include a retirement provision. The retirement provision allows that if a participant has either attained the age of 65, or has attained the age of 55 and has ten full years of service with the Company, and there are no facts, circumstances or events exist which would give the Company a basis to effect a termination of service for cause, then the award recipient is entitled to continued vesting of any outstanding equity-based awards which include the retirement provision. Should the participant choose to retire from the Company, the awards with the retirement provision would continue to vest. Accordingly, grants of time-based awards to an employee who has met the retirement criteria on or before the date of grant will be expensed at the date of grant. In addition, grants of time-based awards to associates who will meet the retirement criteria during the awards normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the retirement criteria. Time-based awards granted to recipients who meet the retirement criteria, and decide to retire, will continue vesting on the original vesting schedule as determined at grant date. A pro-rated portion of market-performance based awards granted to recipients who meet the retirement criteria will remain outstanding and eligible to vest based on actual performance through the last day of the performance period based on the number of days during the performance period that the recipient was employed.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Restricted Stock Units
Restricted stock units are nontransferable until vested. Prior to the issuance of a common share, the grantees of restricted stock units are not entitled to vote the shares. Time-based restricted stock unit awards vest in equal annual increments over the vesting period. The grant date fair values for time-based restricted unit stock awards is equal to the closing market price of Americold Realty Trust common shares on the grant date. Performance-based and market performance-based restricted stock unit awards cliff vest upon the achievement of the performance target, as well as completion of performance period.
The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	8,517	1 year	$300
2020	Associates	295,274	1-3 years	$9,137
2019	Trustees	18,267	1 year	$575
2019	Associates	504,984	1-3 years	$16,843
2018	Trustees	373,438	1-3 years	$5,975
2018	Associates	1,263,751	1-4 years	$22,196
Of the restricted stock units granted for the year ended December 31, 2020, (i) 8,517 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (ii) 186,464 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 108,810 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates.
Of the restricted stock units granted for the year ended December 31, 2019, (i) 12,285 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 5,982 were time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (iii) 261,816 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iv) 243,168 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Of the restricted stock units granted for the year ended December 31, 2018, (i) 331,250 were time-based graded vesting restricted stock units with a three-year vesting period issued to non-employee trustees in connection with the IPO, (ii) 42,188 were time-based graded vesting restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 659,751 were time-based graded vesting restricted stock units with various vesting periods ranging from one to four years years issued to certain associates and (iv) 604,000 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans as of December 31, 2020:

Year Ended December 31, 2020
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	714,063	$25.0	57,142	$2.0	779,188	$27.3
Granted(2)	194,981		—		108,810
Vested(1)	(334,131)		(14,286)		—
Forfeited	(11,689)		0		(14,417)
Non-vested as of December 31, 2020	563,224	$21.0	42,856	$1.6	873,581	$42.6
Shares vested, but not released(1)	615,643	23.0	28,572	1.1	—	—
Total outstanding restricted stock units	1,178,867	$44.0	71,428	$2.7	873,581	$42.6
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

The weighted average grant date fair value of restricted stock units granted during years 2020, 2019, and 2018 was $31.06, $33.29 and $17.21 per unit, respectively. During the year ended December 31, 2020 the weighted average grant date fair value of vested and converted restricted stock units was $21.72 and forfeited restricted stock units was $26.13. The weighted average grant date fair value of non-vested restricted stock units was $24.27 and $22.50 per unit as of December 31, 2020 and 2019, respectively.
Market Performance-Based Restricted Stock Units
During the year ended December 31, 2020, the Compensation Committee of the Board of Trustees approved the annual grant of market performance-based restricted stock units under the 2017 Plan to associates of the Company. The awards utilize relative total shareholder return (TSR) over a three-year measurement period as the

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

market performance metric. Awards will vest based on the Company’s TSR relative to the RMZ over a three-year market performance period, or the Market Performance Period, commencing in January 1, 2019 and ending on December 31, 2021, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMZ, or the RMZ Relative Market Performance. In the event that the RMZ Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the future stock price movements. For each simulated path, the TSR is calculated at the end of the performance period and determines the vesting percentage based on achievement of the performance target. The fair value of the RSUs is the average discounted payout across all simulation paths. Assumptions used in the valuations are summarized as follows:

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield (1)
2018	25% - 30%	2.34% - 2.85%	N/A
2019	22%	2.40% - 2.43%	N/A
2020	23%	0.52%	N/A
(1)Dividends are assumed to be reinvested and therefore not applicable.
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
The following table summarizes OP unit grants under the 2017 Plan during the years ended December 31, 2020 and 2019 (none were issued during the year ended December 31, 2018):

Year Ended December 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2020	Trustees	16,325	1 year	$575
2020	Associates	255,720	1-3 years	$7,719
2019	Trustees	20,190	1 year	$675

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides a summary of the OP unit awards activity under the 2017 Plan as of December 31, 2020:

Year Ended December 31, 2020
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2019	20,190	$0.7	—	$—
Granted	93,180		178,865
Vested	(20,190)		—
Forfeited	—		—
Non-vested as of December 31, 2020	93,180	$3.5	178,865	$6.7
Shares vested, but not released	17,199	0.6	—	—
Total outstanding OP units	110,379	$4.1	178,865	$6.7
The OP units granted for the years ended December 31, 2020 and 2019 had an aggregate grant date fair value of $8.3 million and $0.7 million, respectively.

Stock Options Activity

The following table provides a summary of option activity for the year ended December 31, 2020:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2019	794,498	$9.81	5.8
Granted	—	—
Exercised	(321,000)	9.81
Forfeited or expired	(8,000)	9.81
Outstanding as of December 31, 2020	465,498	$9.81	4.7

Exercisable as of December 31, 2020	232,500	$9.81	3.9
The total fair value at grant date of stock option awards that vested during the years ended December 31, 2020, 2019 and 2018 was approximately $0.7 million, $0.9 million and $1.5 million, respectively. The total intrinsic value of options exercised for the year ended December 31, 2020, 2019 and 2018 was $8.2 million, $27.8 million and $38.8 million, respectively.
16. Income Taxes
As discussed in Note 2, the Company operates in compliance with REIT requirements for federal income tax purposes. As a REIT, the Company must distribute at least 90 percent of its taxable income (including dividends paid to it by its TRSs). In addition, the Company must also meet certain other organizational and operational requirements. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where we operate conform to the federal rules recognizing REITs. On August 1, 2019, the Company issued OP Units of the Operating Partnership to unrelated third parties. As a result, the Operating

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Partnership is now a regarded partnership under federal tax law, and the Operating Partnership’s accompanying consolidated financial statements include the related provision balances for federal income taxes. Certain subsidiaries have made an election with the Company to be treated as TRSs in conjunction with the Company’s REIT election; the TRS elections permit us to engage in certain business activities in which the REIT may not engage directly. A TRS is subject to federal and state income taxes on the income from these activities. A provision for taxes of the TRSs and of foreign branches of the REIT is included in our consolidated financial statements.
The Company recorded an opening deferred tax liability of $213.8 million as part of its acquisition accounting on the 2020 acquisitions discussed in Note 3. This deferred tax liability primarily arose from book to tax basis differences in land, buildings and equipment and intangible assets acquired offset by certain liabilities assumed in the acquisition. Acquisition accounting related to the deferred income tax assets and liabilities acquired in the acquisitions is preliminary for Hall’s and Agro and are subject to change as additional information is obtained.
The Company continues to assert that the undistributed earnings of its Argentine subsidiary are permanently reinvested. Undistributed earnings of the Argentine subsidiary amounted to approximately $13.7 million at December 31, 2020. The Company changed its assertion for the earnings of its Canadian subsidiaries in 2018 due to the Company’s plans to remit cash in the future. During 2019 the Company recognized a deferred tax liability for the outside basis difference of $0.4 million in its Canadian subsidiaries that remains unchanged in 2020. The Company intends to liquidate its Hong Kong subsidiaries in 2021 and is no longer asserting permanent reinvestment although that did not result in the recognition of deferred taxes. No additional income taxes have been provided for any additional outside basis differences in selected foreign entities that are indefinitely reinvested. No income tax has been accrued for the investment in foreign Agro subsidiaries acquired in 2020 because the Company has elected to be indefinitely reinvested with regard to outside basis only in the investment of the foreign subsidiaries.

The GILTI provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. The Company continues to account for the GILTI inclusion as a period cost and thus has not recorded any deferred tax liability associated with GILTI. There was no taxable deemed dividend recorded for the Company for the 2020 and 2019 tax year. The taxable deemed dividend recorded for the Company for the 2018 tax year is $0.2 million. Also, as a result of IRS guidance issued during the third quarter of 2018, the Company now includes any GILTI as REIT qualified income.
Following is a summary of the income before income taxes in the U.S. and foreign operations:

	2020	2019	2018
	(In thousands)
U.S.	$5,673	$33,417	$37,060
Foreign	11,955	9,588	7,306
Pre-tax income	$17,628	$43,005	$44,366

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The benefit (expense) for income taxes for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
	(In thousands)
Current
U.S. federal	$1,085	$(20)	$4,424
State	(447)	(670)	(353)
Foreign	(7,443)	(4,854)	(3,604)
Total current portion	(6,805)	(5,544)	467

Deferred
U.S. federal	8,588	7,701	2,094
State	2,929	2,217	494
Foreign	2,215	783	564
Total deferred portion	13,732	10,701	3,152
Total income tax benefit	$6,927	$5,157	$3,619
Income tax benefit attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income before income taxes. The reconciliation between the statutory rate and reported amount is as follows:

	2020	2019	2018
	(In thousands)
Income taxes at statutory rates	$(3,702)	$(9,031)	$(9,317)
Earnings from REIT - not subject to tax	2,681	9,526	9,015
State income taxes, net of federal income tax benefit	(446)	(542)	(187)
Provision to return	(4)	2	360
Rate and permanent differences on non-U.S. earnings	(1,175)	(971)	(1,228)
Change in valuation allowance	9,506	2,761	(2,227)
Non-deductible expenses	387	3,462	4,021
Change in uncertain tax positions		(367)	347
Income withholding tax	(1,191)	(212)	(301)
Effect of Tax Cuts and Jobs Act	—	—	3,797
Other	871	529	(661)
Total	$6,927	$5,157	$3,619

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$21,347	$11,806
Accrued expenses	28,707	26,911
Share-based compensation	6,042	4,618
Lease obligations	10,382	9,674
Other assets	1,361	4,420
Total gross deferred tax assets	67,839	57,429
Less: valuation allowance	(9,158)	(16,043)
Total net deferred tax assets	58,681	41,386

Deferred tax liabilities:
Intangible assets and goodwill	(80,015)	(8,739)
Property, buildings and equipment	(187,114)	(38,358)
Lease right-of-use assets	(10,301)	(9,674)
Other liabilities	(927)	(1,316)
Total gross deferred tax liabilities	(278,357)	(58,087)
Net deferred tax liability	$(219,676)	$(16,701)
As of December 31, 2020, the U.S. TRS has gross U.S. federal net operating loss carryforwards of approximately $44.7 million, of which $15.3 million was generated prior to 2018 and will expire between 2032 and 2036. The remaining $29.4 million in losses have no expiration, but can only be used to offset up to 80% of future taxable income annually. These losses are subject to an annual limitation under IRC section 382 as a result of our IPO and a subsequent ownership change that occurred in March of 2019; however, the limitation should not impair the Company’s ability to utilize the losses. The Company has $87.1 million in REIT U.S. federal net operating loss carryforwards which were obtained through acquisitions. These losses are also subject to an annual limitation under IRC section 382; no deferred tax value has been recorded as they can only be used to reduce required distributions to shareholders, of which none has been used for this purpose.
The Company has gross state net operating loss carryforwards of approximately $40.3 million from its TRSs, of which $32.6 million will expire at various times between 2021 and 2040. The remaining $7.7 million was generated after 2017 and have no expiration. The Company received $2.2 million of its remaining outstanding alternative minimum tax credit refund in 2020. Additionally, the Company has a federal research and experimentation credit of approximately $1.2 million that will expire between 2036 and 2040.
Annually we consider whether it is more-likely-than-not that the deferred tax assets will be realized. In making this assessment, we consider recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As of December 31, 2020, we recorded a valuation allowance of $9.2 million for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on our net deferred taxes decreased by $6.8 million from $16.0 million in 2019 to $9.2 million in 2020. The changes in valuation allowance are primarily due to certain deferred tax liabilities totaling $11.5 million from acquisitions during the year would be available to offset deferred tax assets for one of our U.S. TRSs that were historically subject to a valuation allowance. The $11.5 million reduction in valuation

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

allowance was offset by a $4.7 million increase of valuation allowance of which $2.0 million impacted income tax expense.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

	Tax	Interest	Penalties	Total
	(In thousands)
Balance at December 31, 2018*	$431	$—	$—	$431
Increase related to current-year tax positions	367	—	—	367
Decreases due to lapse in statute of limitations	(431)	—	—	(431)
Balance at December 31, 2019*	367	—	—	367
Decreases due to settlement with tax authority	(211)			(211)
Balance at December 31, 2020*	$156	$—	$—	$156
*Balance would favorably affect the Company’s effective tax rate if recognized.
The Company’s unrecognized tax benefits include exposures related to positions taken on U.S. federal, state, and foreign income tax returns as of December 31, 2020. Due to a settlement with a taxing authority during 2020, the Company reduced its unrecognized tax benefits related to a foreign exposure to $0.2 million at the end of 2020.
In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. While the Company believes that it is adequately reserved for possible audit adjustments, the final resolution of these examinations cannot be determined with certainty and could result in final settlements that differ from current estimates. The Company accrues interest and penalties related to unrecognized tax benefits as a component of income tax expense.
As of December 31, 2020, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2017. However, for U.S. income tax purposes, the 2012 and 2013 tax years were open, to the extent that net operating losses were generated in those years and continue to be subject to adjustments from taxing authorities in the tax year they are utilized.
17. Variable Interest Entities
New Market Tax Credit
On May 1, 2019, the Company assumed a financing arrangement arising from the New Markets Tax Credit (“NMTC” or “NMTC Transactions”) program. These financing arrangements were originated by Cloverleaf in 2015 to monetize state and federal tax credits related to the construction of a cold storage warehouse in Monmouth, Illinois. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“the Act”) and is intended to induce capital investment in qualified lower income communities.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
As of December 31, 2020 and 2019, the balance of the deferred contribution liability was $4.7 million and $4.9 million, respectively, which is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The VIE does not materially impact the Consolidated Statements of Cash Flows.
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
18. Employee Benefit Plans
Defined Benefit Pension and Post-Retirement Plans
The Company has defined benefit pension plans that cover certain union and nonunion associates in the U.S. Benefits under these plans are based either on years of credited service and compensation during the years preceding retirement or on years of credited service and established monthly benefit levels. The Company also has a post-retirement plan that provides life insurance coverage to eligible retired associates (collectively, with the defined benefit plans, the U.S. Plans). The Company froze benefit accruals for the U.S. Plans for nonunion associates effective April 1, 2005, and these associates no longer earn additional pension benefits. The Company also has a defined benefit plan that covers certain associates in Australia and is referenced as superannuation (the Offshore Plan). The Company uses a December 31 measurement date for the U.S. Plans and the Offshore Plan.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Actuarial information regarding these plans is as follows:

	2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2020	$(45,215)	$(35,036)	$(611)	$(1,152)	$(82,014)
Service cost	—	—	—	(66)	(66)
Interest cost	(1,261)	(1,117)	(14)	(28)	(2,420)
Actuarial loss	(3,657)	(3,147)	(27)	(72)	(6,903)
Benefits paid	1,358	1,073	5	23	2,459
Plan participants’ contributions	—	—	—	(19)	(19)
Foreign currency translation loss	—	—	—	(109)	(109)
Effect of settlement	1,266	—	—	—	1,266
Benefit obligation – end of year	(47,509)	(38,227)	(647)	(1,423)	(87,806)

Change in plan assets:
Fair value of plan assets – January 1, 2020	40,111	27,841	—	1,356	69,308
Actual return on plan assets	5,903	4,034	—	44	9,981
Employer contributions	1,640	1,259	5	45	2,949
Benefits paid	(1,358)	(1,073)	(5)	(23)	(2,459)
Effect of settlement	(1,266)	—	—	—	(1,266)
Plan participants’ contributions	—	—	—	19	19
Foreign currency translation gain	—	—	—	129	129
Fair value of plan assets – end of year	45,030	32,061	—	1,570	78,661
Funded status	$(2,479)	$(6,166)	$(647)	$147	$(9,145)

Amounts recognized on the consolidated balance sheet as of December 31, 2020:
Pension and post-retirement liability	$(2,479)	$(6,166)	$(647)	$147	$(9,145)
Accumulated other comprehensive loss (income)	5,021	4,473	6	86	9,586
Amounts in accumulated other comprehensive loss consist of:
Net loss	$5,021	$4,473	$6	$86	$9,586
Prior service cost	$—	$—	$—	$53	$53

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(244)	$578	$(94)	$102	$342
Amortization of net gain	(1,017)	(607)	—	—	(1,624)
Amortization of prior service cost	—	—	—	(31)	(31)
Amount recognized due to special event	(134)	—	—	—	(134)
Foreign currency translation loss	—	—	—	14	14
Total recognized in other comprehensive (income) loss	$(1,395)	$(29)	$(94)	$85	$(1,433)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$47,509	$38,227	$647	$1,423	$87,806
Accumulated benefit obligation	$47,508	$38,227	$647	$1,297	$87,679
Fair value of plan assets	$45,030	$32,061	$—	$1,570	$78,661

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2019	$(43,364)	$(30,627)	$(678)	$(1,385)	$(76,054)
Service cost	—	—	—	(78)	(78)
Interest cost	(1,590)	(1,245)	(23)	(49)	(2,907)
Actuarial loss	(3,251)	(4,167)	(62)	(77)	(7,557)
Benefits paid	2,990	1,003	—	447	4,440
Plan participants’ contributions	—	—	—	(12)	(12)
Foreign currency translation gain	—	—	—	2	2
Effect of settlement	—	—	152	—	152
Benefit obligation – end of year	(45,215)	(35,036)	(611)	(1,152)	(82,014)

Change in plan assets:
Fair value of plan assets – January 1, 2019	34,958	23,277	—	1,502	59,737
Actual return on plan assets	6,804	4,556	—	237	11,597
Employer contributions	1,339	1,011	152	58	2,560
Benefits paid	(2,990)	(1,003)	—	(447)	(4,440)
Effect of settlement	—	—	(152)	—	(152)
Plan participants’ contributions	—	—	—	12	12
Foreign currency translation loss	—	—	—	(6)	(6)
Fair value of plan assets – end of year	40,111	27,841	—	1,356	69,308
Funded status	$(5,104)	$(7,195)	$(611)	$204	$(12,706)

Amounts recognized on the consolidated balance sheet as of December 31, 2019:
Pension and post-retirement liability	$(5,104)	$(7,195)	$(611)	$204	$(12,706)
Accumulated other comprehensive loss (income)	6,417	4,501	(21)	62	10,959
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	$6,417	$4,501	$(21)	$(15)	$10,882
Prior service cost	$—	$—	$—	$77	$77

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	$(1,793)	$788	$(94)	$(78)	$(1,177)
Amortization of net (loss) gain	(1,509)	(564)	4	—	(2,069)
Amortization of prior service cost	—	—	—	(28)	(28)
Amount recognized due to special event	—	—	5	5	10
Foreign currency translation gain	—	—	—	(5)	(5)
Total recognized in other comprehensive loss (income)	$(3,302)	$224	$(85)	$(106)	$(3,269)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$45,215	$35,036	$611	$1,152	$82,014
Accumulated benefit obligation	$45,215	$35,036	$611	$1,038	$81,900
Fair value of plan assets	$40,111	$27,841	$—	$1,356	$69,308
The components of net period benefit cost for the years ended December 31, 2020, 2019 and 2018 are as follows:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$59	$59
Interest cost	1,261	1,117	14	25	2,417
Expected return on plan assets	(2,002)	(1,465)	—	(66)	(3,533)
Amortization of net loss	1,017	607	—	—	1,624
Amortization of prior service cost	—	—	—	27	27
Effect of settlement	134	—	—	—	134
Net pension benefit cost	$410	$259	$14	$45	$728

	December 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$78	$78
Interest cost	1,590	1,245	23	49	2,907
Expected return on plan assets	(1,760)	(1,176)	—	(74)	(3,010)
Amortization of net loss (gain)	1,509	564	(4)	—	2,069
Amortization of prior service cost	—	—	—	28	28
Effect of settlement	—	—	(5)	(5)	(10)
Net pension benefit cost	$1,339	$633	$14	$76	$2,062

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$31	$78	$—	$137	$246
Interest cost	1,418	1,199	20	104	$2,741
Expected return on plan assets	(2,047)	(1,369)	—	(172)	$(3,588)
Amortization of net loss	1,244	715	—	—	$1,959
Amortization of prior service cost	—	—	—	30	$30
Effect of settlement	—	—	—	68	$68
Net pension benefit cost	$646	$623	$20	$167	$1,456

Americold Realty Trust and Subsidiaries
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
All actuarial gains/losses are exposed to amortization over an average future service period of 5.8 years for the Retirement Income Plan, 6.9 years for the National Service-Related Pension Plan, 4.7 years for Other Post-Retirement Benefits, and 5.1 years for Superannuation as of December 31, 2020.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2020, 2019 and 2018 are as follows:

	December 31, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	2.10%	2.49%	1.41%	1.50%
Rate of compensation increase	N/A	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.00%	3.25%	2.55%	2.30%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%
Rate of compensation increase	N/A	N/A	N/A	3.25%

	December 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.00%	3.25%	2.55%	2.30%
Rate of compensation increase	N/A	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.95%	4.15%	3.70%	3.70%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%
Rate of compensation increase	3.50%	N/A	N/A	3.25%

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2018
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.95%	4.15%	3.70%	3.70%
Rate of compensation increase	3.50%	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.35%	3.65%	3.10%	3.70%
Expected return on plan assets	7.00%	7.00%	N/A	6.00%
Rate of compensation increase	3.50%	N/A	N/A	4.00%
The estimated net loss for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2021 is $1.5 million. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2021.
There is no estimated net gain for the Offshore Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2021. The estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2021 is nominal.
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
The allocations of the U.S. Plans’ and the Offshore Plan’s investments by fair value as of December 31, 2020 and 2019 are as follows:

	U.S. Plans			Offshore Plan
	Actual		Target Allocation	Actual		Target Allocation
	2020	2019		2020	2019

U.S. equities	37%	35%	25%–55%	18%	20%	19%
Non-U.S. equities	27%	25%	15%–45%	39%	42%	39%
Fixed-income securities	32%	35%	15%–40%	9%	8%	15%
Real estate	4%	5%	0–5%	10%	8%	8%
Cash and other	—%	—%	—%	24%	22%	19%
To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Offshore Plan’s assets and the effect of periodic rebalancing, consistent with the Company’s

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

investment strategies. For 2021, the Company expects to receive a long-term rate of return of 6.0% for the U.S. Plans and 5.0% for the Offshore Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.
The fair values of the Company’s pension plan assets as of December 31, 2020, by category, are as follow:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$20,960	$—	$20,960
Medium cap(1)	—	4,024	—	4,024
Small cap(1)	1,365	1,936	—	3,301
Non-U.S. equities:
Large cap(2)	16,183	—	—	16,183
Emerging markets(3)	4,759	—	—	4,759
Fixed-income securities:
Money markets(4)	—	2,163	—	2,163
U.S. bonds(5)	11,067	3,581	—	14,648
Non-U.S. bonds(5)	7,635	—	—	7,635
Real estate(6)	—	3,417	—	3,417
Common/collective trusts	—	1,571	—	1,571
Total assets	$41,009	$37,652	$—	$78,661

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair values of the Company’s pension plan assets as of December 31, 2019, by category, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2019
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$17,698	$—	$17,698
Medium cap(1)	—	3,404	—	3,404
Small cap(1)	1,360	1,360	—	2,720
Non-U.S. equities:
Large cap(2)	12,919	—	—	12,919
Emerging markets(3)	4,060	—	—	4,060
Fixed-income securities:
Money markets(4)	—	3,381	—	3,381
U.S. bonds(5)	10,172	3,397	—	13,569
Non-U.S. bonds(5)	6,806	—	—	6,806
Real estate(6)	—	3,395	—	3,395
Common/collective trusts	—	1,356	—	1,356
Total assets	$35,317	$33,991	$—	$69,308
(1)Includes funds that primarily invest in U.S. common stock.
(2)Includes funds that invest primarily in foreign equity and equity-related securities.
(3)Includes funds that invest primarily in equity securities of companies in emerging market countries.
(4)Includes funds that invest primarily in short-term securities, such as commercial paper.
(5)Includes funds either publicly traded (Level 1) or within a separate account (Level 2) held by a regulated investment company. These funds hold primarily debt and fixed-income securities.
(6)Includes funds in a separate account held by a regulated investment company that invest primarily in commercial real estate and includes mortgage loans which are backed by the associated properties. The Company can call the investment in these assets with no restrictions.
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
As of December 31, 2020 and 2019, the Company does not have any investments classified as Level 3.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Flow
The Company expects to contribute to all plans an aggregate of $2.5 million in 2021.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2020:

Years Ending December 31:	(In thousands)
2021	$6,357
2022	5,688
2023	5,286
2024	5,286
2025	5,028
Thereafter	23,244
$50,889
Multi-Employer Plans

The Company contributes to a number of multi-employer benefit plans under the terms of collective bargaining agreements that cover union-represented associates. These plans generally provide for retirement, death, and/or termination benefits for eligible associates within the applicable collective bargaining units, based on specific eligibility/participation requirements, vesting periods, and benefit formulas. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to associates of other current or former participating employers.
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
The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2020, 2019 and 2018, and sets forth the contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2018 and 2019 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans, or a rehabilitation plan (RP) for red zone plans, is either pending or has been implemented. As of December 31, 2020,

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented (see table below).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from February 13, 2019 to June 30, 2026. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2020, 2019 and 2018.
The Company contributes to multi-employer plans that cover approximately 46% of union associates. The amounts charged to expense within the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 were $18.1 million, $18.0 million and $17.4 million, respectively. Projected minimum contributions required for the upcoming fiscal year are approximately $18.3 million.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Americold Contributions			Surcharge Imposed
		2020	2019		2020	2019	2018
					(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (2)	36-6052390	Green	Green	No	$11	$6	$6	No

Central States SE & SW Areas Health and Welfare Pension Plans (1)	36-6044243	Red	Red	Yes/ Implemented	9,132	9,238	8,424	No

New England Teamsters & Trucking Industry Pension Plan (3)	04-6372430	Red	Red	Yes/ Implemented	456	456	456	No

Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Red	Red	No	404	449	493	No

I.U.O.E Stationary Engineers Local 39 Pension Fund (1)	94-6118939	Green	Green	No	119	194	160	No

United Food & Commercial Workers International Union-Industry Pension Fund (4)	51-6055922	Green	Green	No	126	105	90	No

Western Conference of Teamsters Pension Fund (1)	91-6145047	Green	Green	No	7,727	7,398	7,632	No

Minneapolis Food Distributing Industry Pension Plan (1)	41-6047047	Green	Green	Yes/ Implemented	146	116	180	No

				Total Contributions	$18,121	$17,962	$17,441
(1)The status information is for the plans’ year end at December 31, 2020 and 2019.
(2)The status information is for the plans’ year end at January 31, 2020 and 2019.
(3)The status information is for the plans’ year end at September 30, 2020 and 2019. The Company withdrew from the multi-employer plan on October, 31, 2017.
(4)The status information is for the plans’ year end at June 30, 2020 and 2019.
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense within the Consolidated Statements of Operations and for the years ended December 31, 2020, 2019 and 2018 were $6.1 million, $5.8 million and $5.7 million, respectively.
Defined Contribution Plan
The Company has defined contribution employee benefit plans, which cover all eligible associates. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) Plan charged to expense within the Consolidated Statements of Operations for each of the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $4.2 million and $3.9 million, respectively.
Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2020, 2019 and 2018.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

19. Commitments and Contingencies
Letters of Credit
As of December 31, 2020 and 2019, there were $21.7 million and $23.0 million, respectively, of outstanding letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $10.1 million and $4.3 million as of December 31, 2020 and 2019, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations. The increase relates to subdivision bonds required for the construction of a new site in Pennsylvania.
Construction Commitments
As of December 31, 2020, the Company had the following construction commitments related to its expansion of existing warehouse facilities:

Facility	Committed construction cost (in thousands)	Expected construction completion period
Atlanta, GA	$66,554	Q2 2021
Plainville, CT	86,681	Q3 2022
Lancaster, PA	80,500	Q3 2022
Russellville, AR	71,375	Q4 2022
Auckland, New Zealand	24,827	Q2 2021
Calgary, Canada	9,728	Q4 2021
Total construction commitments	$339,665
Collective Bargaining Agreements
As of December 31, 2020, worldwide we employed approximately 16,300people. Currently, 47% of the Company’s labor force is covered by collective bargaining agreements, and 84 of our 238 warehouses have unionized associates that are governed by 73 different collective bargaining agreements. During 2020, we have successfully negotiated and renewed 19 agreements.
During 2021, the Company will be renegotiating 11 collective bargaining agreements, which make up approximately 3.3% of our employee population, covering all or parts of 13 operating warehouses worldwide. The Company does not anticipate any workplace disruptions during this renegotiation process.
Legal Proceedings
In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company and its legal counsel evaluate the merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
As a part of the 1994 settlement Americold Corporation agreed to the entry of a $58.7 million judgment against it and assigned its rights to proceed against its insurer to satisfy the judgment. The settlement agreement contained a standard “cooperation provision” in which Americold Corporation agreed to execute any additional documents necessary to fulfill the intent of the settlement agreement. The plaintiffs then sued Americold Corporation’s insurer to recover on the consent judgment. The case was ultimately dismissed in 2012, and the Kansas Supreme Court ruled that the 1994 consent judgment had expired and was not revivable as a matter of law.
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
On February 7, 2013, the Company removed the case to the U.S. federal court and ultimately filed a motion for summary judgment. The court granted the Company’s motion and dismissed the case.. Only one plaintiff appealed the dismissal to the U.S. Court of Appeals. The Court of Appeals ordered that the case be remanded to the Kansas state court and the judgment in favor of Americold be vacated, finding U.S. federal diversity jurisdiction did not exist over the Company.
The Company appealed this decision to the United States Supreme Court and on March 7, 2016, the United States Supreme Court ruled that there was no federal diversity jurisdiction. Following the decision, the United States District Court for the District of Kansas entered an Order vacating the summary judgment and remanding the case to Kansas state court.
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
Since December 31, 2018, the court granted the Company’s motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. The Kraft and Safeway plaintiffs have appealed their dismissals. The trial court has stayed the proceedings pending the appeal. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by Plaintiffs and for bad faith damages for denying coverage. Given the status of the proceedings to date, the Company believes it has strong defenses to the claims.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

At this time, a liability amount cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its consolidated financial statements.
Preferred Freezer Services, LLC Litigation
On February 11, 2019, Preferred Freezer Services, LLC (“PFS”) moved by Order to Show Cause in the Supreme Court of the State of New York, New York County, asserting breach of contract and other claims against the Company and seeking to preliminarily enjoin the Company from acting to acquire certain properties leased by PFS. In its complaint and request for preliminary injunctive relief, PFS alleged that the Company breached a confidentiality agreement entered into in connection with the Company’s participation in a bidding process for the sale of PFS by contacting PFS’s landlords and by using confidential PFS information in bidding for the properties leased by PFS (the “PFS Action”)/
PFS’s request for a preliminary injunction was denied after oral argument on February 26, 2019. On March 1, 2019, PFS filed an application for interim injunctive relief from the Appellate Division of the Supreme Court, First Judicial Department.
On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS sought compensatory, consequential and/or punitive damages. The Company filed a motion to require PFS to reimburse the Company for its legal fees it incurred for the state court action before PFS is allowed to proceed in the federal court action. On February 18, 2020, the Court granted Americold’s request for an award of legal fees from PFS but declined to stay the case pending payment of that award. As to the amount of the award, the Company and PFS have entered into a stipulation that PFS will pay Americold $550,000 to reimburse the Company for its legal fees upon conclusion of the case. PFS has since amended its complaint, and Americold has filed a motion to dismiss that amended complaint.
On June 25, 2020, Fenway Polar Representative (“Fenway”), an entity alleging to represent the interests of the former shareholders of PFS, filed a lawsuit in the Supreme Court of the State of New York, New York County making similar factual allegations as those made in the PFS Action and seeking damages in excess of $400 hundred million due to the Company’s alleged fraudulent and tortious interference in the sale of PFS (the “Fenway Action”).
The Company denies the allegations and believes PFS’s claims are without merit and intends to vigorously defend itself against the allegations. Given the status of the proceedings to date, a liability cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its consolidated financial statements.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of December 31, 2020 and 2019. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of December 31, 2020, and any liabilities associated with these considerations are considered remote and not estimable. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2020 and 2019. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact us.
20. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2020, 2019 and 2018 is as follows:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2020	2019	2018
Pension and other postretirement benefits:	(In thousands)
Balance at beginning of period, net of tax	$(4,758)	$(8,027)	$(7,126)
(Loss) gain arising during the period	(317)	1,180	(2,926)
Less: Tax expense	25	3	27
Net (loss) gain arising during the period	(342)	1,177	(2,953)
Amortization of net loss and prior service cost (1)	1,775	2,092	2,052
Net amount reclassified from AOCI to net income (loss)	1,775	2,092	2,052
Other comprehensive (loss) income , net of tax	1,433	3,269	(901)
Balance at end of period, net of tax	(3,325)	(4,758)	(8,027)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(6,710)	(3,322)	8,318
Gain (loss) on foreign currency translation	9,944	(783)	(11,640)
Derecognition of cumulative foreign currency translation gain upon sale of partially owned entities (2)	—	(2,605)	—
Net gain (loss) on foreign currency translation	9,944	(3,388)	(11,640)
Balance at end of period, net of tax	3,234	(6,710)	(3,322)
Designated derivatives:
Balance at beginning of period, net of tax	(2,658)	(1,166)	(1,422)
Unrealized (loss) gain on cash flow hedge derivatives	(30,168)	(1,450)	862
Unrealized gain on net investment hedge derivative	5,250	—	—
Less: Tax expense	—	—	173
Net (loss) gain designated derivatives	(24,918)	(1,450)	689
Net amount reclassified from AOCI to net income (loss) (interest expense)	3,442	(306)	1,191
Net amount reclassified from AOCI to net income (loss) (loss on debt extinguishment, modifications and termination of derivative instruments)	7,688	—	1,825
Net amount reclassified from AOCI to net income (loss) (foreign exchange loss (gain), net)	12,158	264	(3,449)
Balance at end of period, net of tax	(4,288)	(2,658)	(1,166)

Accumulated other comprehensive loss	$(4,379)	$(14,126)	$(12,515)
(1)Amounts reclassified from AOCI for pension liabilities are recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations.
(2)Amount reclassified from AOCI for the derecognition of cumulative foreign currency translation gain related to the sale of partially owned entities is recognized in Gain from sale of partially owned entities in the Consolidated Statements of Operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

21. Geographic Concentrations
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2020, 2019 and 2018, and total assets as of December 31, 2020 and 2019:

	Total Revenues			Total Assets
	2020	2019	2018	2020	2019
	(In thousands)
North America	$1,729,657	$1,527,270	$1,332,146	$6,067,809	$3,821,555
Europe	—	—	—	1,329,755	—
Asia-Pacific	248,494	246,788	259,737	375,082	341,334
South America	9,576	9,647	11,752	58,505	7,794
	$1,987,727	$1,783,705	$1,603,635	$7,831,151	$4,170,683
The following table provides long-lived assets by geography for the years ended December 31, 2020 and 2019:

	Long-Lived Assets
	2020	2019
	(In thousands)
North America	$4,133,145	$2,815,567
Europe	785,813	—
Asia-Pacific	246,162	245,453
South America	50,975	4,301
	$5,216,095	$3,065,321

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents segment revenues and contributions with a reconciliation to Income before income tax benefit for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Segment revenues:
Warehouse	$1,549,314	$1,377,217	$1,176,912
Third-party managed	291,751	252,939	259,034
Transportation	142,203	144,844	158,790
Other	4,459	8,705	8,899
Total revenues	1,987,727	1,783,705	1,603,635

Segment contribution:
Warehouse	520,333	447,591	374,534
Third-party managed	12,228	11,761	14,760
Transportation	18,807	18,067	15,735
Other	130	838	620
Total segment contribution	551,498	478,257	405,649

Reconciling items:
Depreciation and amortization	(215,891)	(163,348)	(117,653)
Selling, general and administrative	(144,738)	(129,310)	(110,825)
Acquisition, litigation and other	(36,306)	(40,614)	(3,935)
Impairment of long-lived assets	(8,236)	(13,485)	(747)
Gain (loss) from sale of real estate	22,124	(34)	7,471
Interest expense	(91,481)	(94,408)	(93,312)
Interest income	1,162	6,286	3,996
Bridge loan commitment fees	(2,438)	(2,665)	—
Loss on debt extinguishment, modifications and termination of derivative instruments	(9,975)	—	(47,559)
Foreign currency exchange (loss) gain, net	(45,278)	10	2,882
Other expense, net	(2,563)	(1,870)	(532)
Loss from partially owned entities	(250)	(111)	(1,069)
Gain from sale of partially owned entities	—	4,297	—
Income before income tax benefit	$17,628	$43,005	$44,366

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Consolidated Balance Sheets.

	Years Ended December 31,
	2020	2019
	(In thousands)
Assets:
Warehouse	$4,815,587	$3,684,391
Third-party managed	52,818	47,867
Transportation	151,872	50,666
Other	35	13,467
Total segments assets	5,020,312	3,796,391

Reconciling items:
Corporate assets	621,836	374,292
Unallocated acquisitions(1)	2,144,096	—
Investments in partially owned entities	44,907	—
Total reconciling items	2,810,839	374,292
Total assets	$7,831,151	$4,170,683
The following table details our additions to long-lived assets by segment.

	December 31, 2020
	Warehouse	Managed	Transportation	Unallocated acquisitions(1)	Total
	(In thousands)
Property, buildings and equipment	$916,334	$—	$66,536	$1,079,910	$2,062,780
Financing leases	37,469	1,389	—	46,845	85,703
Operating lease right-of-use assets	39,656	—	5,280	191,229	236,165
Total	$993,459	$1,389	$71,816	$1,317,984	$2,384,648

	December 31, 2019
	Warehouse	Managed	Quarry	Transportation	Total
	(In thousands)
Property, buildings and equipment	$1,277,162	$32	$405	$9,892	$1,287,491
Financing leases	30,653	—	161	—	30,814
Operating lease right-of-use assets	12,467	12	13	—	12,492
Total	$1,320,282	$44	$579	$9,892	$1,330,797
(1)The assets acquired in 2020 related to the Agro acquisition are reflected in the tables above within the row titled ‘Unallocated Acquisitions’ as the acquired assets have not yet been assigned to the respective segments as of December 31, 2020 given the short period of time between the acquisition date, December 30, 2020, and year-end. We expect the assets will be assigned to the Warehouse and Transportation segments during the measurement period.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

23. Earnings per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common shareholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units and OP units granted to certain associates and non-employee trustees who have the right to participate in the distribution of common dividends while the restricted stock units and OP units are unvested.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Weighted average common shares outstanding – basic	203,255	179,598	141,415
Dilutive effect of share-based awards	1,532	1,660	2,662
Equity forward contracts	2,153	2,692	261
Weighted average common shares outstanding – diluted	206,940	183,950	144,338
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
Employee stock options	—	—	—
Restricted stock units	170	250	—
OP units	—	—	—
Equity forward contracts	2,231	—	—
	2,401	250	—
24. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2020, 2019 and 2018 by segment and geographic region:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2020
	North America	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$581,421	$53,860	$5,120	$640,401
Warehouse services	727,994	152,561	2,610	883,165
Third-party managed	273,465	18,286	—	291,751
Transportation	116,570	23,787	1,846	142,203
Other	4,448	—	—	4,448
Total revenues (1)	1,703,898	248,494	9,576	1,961,968
Lease revenue (2)	25,759	—	—	25,759
Total revenues from contracts with all customers	$1,729,657	$248,494	$9,576	$1,987,727

	December 31, 2019
	North America	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$502,674	$53,114	$4,749	$560,537
Warehouse services	653,890	137,746	3,072	794,708
Third-party managed	238,034	14,886	—	252,920
Transportation	101,976	41,042	1,826	144,844
Other	8,683	—	—	8,683
Total revenues (1)	1,505,257	246,788	9,647	1,761,692
Lease revenue (2)	22,013	—	—	22,013
Total revenues from contracts with all customers	$1,527,270	$246,788	$9,647	$1,783,705

	December 31, 2018
	North America	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$433,131	$54,591	$5,694	$493,416
Warehouse services	522,748	136,299	3,109	662,156
Third-party managed	246,092	12,742	—	258,834
Transportation	99,736	56,105	2,949	158,790
Other	8,877	—	—	8,877
Total revenues (1)	1,310,584	259,737	11,752	1,582,073
Lease revenue (2)	21,562	—	—	21,562
Total revenues from contracts with all customers	$1,332,146	$259,737	$11,752	$1,603,635
(1)Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of Topic 842 and 840, Leases, for the applicable period.

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
At December 31, 2020, the Company had $614.5 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 32% of these remaining performance obligations as revenue in 2021, and the remaining 68% to be recognized over a weighted average period of 12.1 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2020, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $321.5 million and $213.2 million at December 31, 2020 and 2019, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842 or 840, for the applicable period.
Opening and closing balances in unearned revenue related to contracts with customers were $19.2 million and $16.4 million at December 31, 2020 and 2019, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2018 and 2017 has been recognized as of December 31, 2020 and 2019, respectively, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.
25. Balance Sheet of the Operating Partnership

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table reflects the Consolidated Balance Sheets of the Operating Partnership as of December 31, 2020 and 2019:

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2020	2019
Assets
Property, buildings and equipment:
Land	$662,885	$526,226
Buildings and improvements	4,004,824	2,696,732
Machinery and equipment	1,177,572	817,617
Assets under construction	303,531	108,639
	6,148,812	4,149,214
Accumulated depreciation	(1,382,298)	(1,216,553)
Property, buildings and equipment – net	4,766,514	2,932,661

Operating lease right-of-use assets	291,797	77,723
Accumulated depreciation – operating leases	(24,483)	(18,110)
Operating leases – net	267,314	59,613

Financing leases:
Buildings and improvements	60,513	11,227
Machinery and equipment	109,416	76,811
	169,929	88,038
Accumulated depreciation – financing leases	(40,937)	(29,697)
Financing leases – net	128,992	58,341
Cash, cash equivalents, and restricted cash	621,051	240,613
Accounts receivable – net of allowance of $12,286 and $6,927 at December 31, 2020 and 2019, respectively	324,221	214,842
Identifiable intangible assets – net	797,423	284,758
Goodwill	794,335	318,483
Investments in partially owned entities	44,907	—
Other assets	86,394	61,372
Total assets	$7,831,151	$4,170,683
Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$—	$—
Accounts payable and accrued expenses	552,547	350,963
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $15,952 and $12,996 in the aggregate, at December 31, 2020 and 2019, respectively	2,648,266	1,695,447
Sale-leaseback financing obligations	185,060	115,759
Financing lease obligations	125,926	58,170
Operating lease obligations	269,147	62,342
Unearned revenue	19,209	16,423

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension and postretirement benefits	9,145	12,706
Deferred tax liability – net	220,502	17,119
Multiemployer pension plan withdrawal liability	8,528	8,736
Total liabilities	4,038,330	2,337,665
Partner’s capital:
General partner – 249,185,577 and 189,881,910 units issued and outstanding as of December 31, 2020 and 2019, respectively	3,753,240	1,828,673
Limited partner – 2,517,026 and 1,917,999 units issued and outstanding as of December 31, 2020 and 2019, respectively	43,960	18,471
Accumulated other comprehensive loss	(4,379)	(14,126)
Total partners’ capital	3,792,821	1,833,018

Total liabilities and partners’ capital	7,831,151	4,170,683

26. Subsequent Events (Unaudited)
On January 29, 2021, the Company expanded its 2020 Senior Unsecured Revolving Credit Facility by $200 million. In addition, the Company repaid $200 million of principal on Tranche A-1 of the 2020 Senior Unsecured Term Loan. The maturity, margin, and other terms of the 2020 Senior Unsecured Credit Facility remain unchanged.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
US
Albertville, AL	1	$—	$1,251	$12,385	$1,264	$1,381	$13,519	$14,900	$(6,224)	1993	2008
Allentown, PA	2	—	5,780	47,807	8,032	6,791	54,828	61,619	(26,018)	1976	2008
Amarillo, TX	1	—	871	4,473	1,545	932	5,957	6,889	(2,759)	1973	2008
Anaheim, CA	1	—	9,509	16,810	1,666	9,510	18,475	27,985	(9,180)	1965	2009
Appleton, WI	1	—	200	5,022	10,977	916	15,283	16,199	(5,008)	1989	2009
Atlanta - Lakewood, GA	1	—	4,297	3,369	(1,460)	639	5,567	6,206	(2,397)	1963	2008
Atlanta - Skygate, GA	1	—	1,851	12,731	1,549	2,417	13,714	16,131	(4,796)	2001	2008
Atlanta - Southgate, GA	1	—	1,623	17,652	3,154	2,468	19,961	22,429	(7,397)	1996	2008
Atlanta - Tradewater, GA	1	—	—	36,966	10,043	8,129	38,880	47,009	(7,989)	2004	2008
Atlanta - Westgate, GA	1	—	2,270	24,659	(1,373)	2,090	23,466	25,556	(11,023)	1990	2008
Atlanta, GA - Corporate	—	—	—	365	18,318	—	18,683	18,683	(5,702)	1999/2014	2008
Augusta, GA	1	—	2,678	1,943	1,160	2,843	2,938	5,781	(1,778)	1971	2008
Babcock, WI	1	—	852	8,916	174	895	9,047	9,942	(3,174)	1999	2008
Bartow, FL	1	—	—	2,451	732	10	3,173	3,183	(2,546)	1962	2008
Belvidere-Imron, IL	1	—	2,000	11,989	3,857	2,413	15,433	17,846	(6,798)	1991	2009
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	1,974	—	4,092	4,092	(4,014)	1991	2009
Benson, NC (1)	1	—	3,660	35,825	37	3,660	35,862	39,522	(2,146)	1997	2019
Birmingham, AL	1	941	1,002	957	2,175	1,269	2,865	4,134	(1,055)	1963	2008
Brea, CA	1	—	4,645	5,891	1,002	4,724	6,814	11,538	(2,995)	1975	2009
Brooklyn Park, MN	1	—	1,600	8,951	1,741	1,600	10,692	12,292	(4,788)	1986	2009
Burley, ID	2	—	—	16,136	3,841	146	19,831	19,977	(14,514)	1959	2008
Burlington, WA	3	13,724	694	6,108	2,531	711	8,622	9,333	(4,392)	1965	2008
Carson, CA	1	—	9,100	13,731	1,146	9,133	14,844	23,977	(5,346)	2002	2009
Cartersville, GA	1	—	1,500	8,505	908	1,571	9,342	10,913	(3,967)	1996	2009
Carthage Warehouse Dist, MO	1	—	61,445	33,880	7,871	62,613	40,583	103,196	(22,329)	1972	2008
Chambersburg, PA (4)	1	—	1,368	15,868	(4)	1,368	15,864	17,232	(777)	1994	2019

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Cherokee, IA (1)	1	—	580	8,343	26	594	8,355	8,949	(559)	1965	2019
Chesapeake, VA (1)	1	—	2,740	13,452	19,734	2,805	33,121	35,926	(1,465)	1991	2019
Chillicothe, MO (1)	1	—	670	44,905	140	670	45,045	45,715	(2,444)	1999	2019
City of Industry, CA	2	—	—	1,455	1,923	230	3,148	3,378	(2,729)	1962	2009
Clearfield, UT	1	—	2,881	14,945	5,645	2,307	21,164	23,471	(9,248)	1973	2008
Clearfield 2, UT	1	—	806	21,569	1,359	1,131	22,603	23,734	(2,734)	2017	2017
Columbia, SC	1	—	768	1,429	1,146	860	2,483	3,343	(1,241)	1971	2008
Columbus, OH (1)	1	—	2,440	38,939	5,953	2,838	44,494	47,332	(2,056)	1996	2019
Connell, WA	1	—	497	8,728	1,231	558	9,898	10,456	(4,518)	1969	2008
Dallas, TX	1	—	1,468	14,385	13,668	2,929	26,592	29,521	(8,325)	1994	2009
Delhi, LA	1	15,495	539	12,228	587	587	12,767	13,354	(7,319)	2010	2010
Denver-50th Street, CO	1	—	—	1,724	592	—	2,316	2,316	(2,162)	1974	2008
Dominguez Hills, CA	1	—	11,149	10,894	1,288	11,162	12,169	23,331	(5,350)	1989	2009
Douglas, GA	1	—	400	2,080	2,139	401	4,218	4,619	(1,524)	1969	2009
Eagan, MN (1)	1	—	6,050	49,441	98	6,050	49,539	55,589	(2,712)	1964	2019
East Dubuque, IL	1	—	722	13,764	656	753	14,389	15,142	(5,140)	1993	2008
East Point, GA	1	—	1,884	3,621	3,850	2,020	7,335	9,355	(2,853)	1959	2016
Fairfield, OH (1)	1	—	1,880	20,849	118	1,880	20,967	22,847	(1,286)	1993	2019
Fairmont, MN (1)	1	—	1,650	13,738	41	1,650	13,779	15,429	(783)	1968	2019
Fort Dodge, IA	1	—	1,022	7,162	1,300	1,226	8,258	9,484	(3,685)	1979	2008
Fort Smith, AR	2	—	308	2,231	2,302	342	4,499	4,841	(1,547)	1958	2008
Fort Smith - Highway 45, AR (1)	1	—	2,245	51,998	22	2,245	52,020	54,265	(2,968)	1987	2019
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,829	1,700	6,884	8,584	(2,139)	1995	2009
Fort Worth-Samuels, TX	2	—	1,985	13,447	4,528	2,124	17,836	19,960	(7,344)	1977	2009
Fremont, NE	1	26,341	629	3,109	6,083	691	9,130	9,821	(4,804)	1968	2008
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	4,557	5,873	28,980	34,853	(11,471)	2005	2008
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	773	1,978	9,188	11,166	(4,071)	1998	2008
Gadsden, AL	1	22,827	100	9,820	(607)	388	8,925	9,313	(3,325)	1991	2013
Gaffney, SC	1	—	1,000	3,263	164	1,000	3,427	4,427	(1,455)	1995	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Gainesville, GA	1	—	400	5,704	1,271	434	6,941	7,375	(2,780)	1989	2009
Gainesville - Candler, GA (2)	1	—	716	3,258	952	770	4,156	4,926	(354)	1995	2019
Garden City, KS	1	—	446	4,721	1,893	446	6,614	7,060	(2,542)	1980	2008
Gateway, GA	2	—	3,271	19,693	(7,196)	3,197	12,571	15,768	(8,666)	1972	2008
Geneva Lakes, WI	1	—	1,579	36,020	3,387	2,513	38,473	40,986	(13,555)	1991	2009
Gloucester - Rogers, MA	1	—	1,683	3,675	4,786	1,827	8,317	10,144	(2,402)	1967	2008
Gloucester - Rowe, MA	1	—	1,146	2,833	10,823	1,272	13,530	14,802	(3,877)	1955	2008
Gouldsboro, PA	1	—	4,224	29,473	3,065	5,036	31,726	36,762	(10,399)	2006	2009
Grand Island, NE	1	—	430	6,542	(2,269)	479	4,224	4,703	(2,130)	1995	2008
Green Bay, WI	2	—	—	2,028	3,225	125	5,128	5,253	(2,952)	1935	2009
Greenville, SC	1	—	200	1,108	403	203	1,508	1,711	(1,246)	1962	2009
Hatfield, PA	2	—	5,002	28,286	9,788	5,800	37,276	43,076	(14,878)	1983	2009
Henderson, NV	2	—	9,043	14,415	1,247	9,056	15,649	24,705	(5,707)	1988	2009
Hermiston, OR	1	32,069	1,322	7,107	435	1,388	7,476	8,864	(3,252)	1975	2008
Houston, TX	1	—	1,454	10,084	1,323	1,531	11,330	12,861	(4,054)	1990	2009
Indianapolis, IN	4	—	1,897	18,991	21,352	4,088	38,152	42,240	(14,406)	1975	2008
Jefferson, WI	2	—	1,553	19,805	1,944	1,887	21,415	23,302	(9,319)	1975	2009
Johnson, AR (1)	1	—	6,159	24,802	—	6,159	24,802	30,961	(2,017)	1955	2019
Lakeville, MN (1)	1	—	4,000	47,790	122	4,013	47,899	51,912	(2,715)	1970	2019
Lancaster, PA	1	—	2,203	15,670	1,031	2,371	16,533	18,904	(5,801)	1993	2009
LaPorte, TX	1	—	2,945	19,263	3,378	3,440	22,146	25,586	(8,350)	1990	2009
Le Mars, IA (1)	1	—	1,000	12,596	195	1,100	12,691	13,791	(872)	1991	2019
Leesport, PA	1	—	1,206	14,112	12,195	1,796	25,717	27,513	(8,217)	1993	2008
Lowell, AR (1)	1	—	2,610	31,984	188	2,748	32,034	34,782	(2,090)	1992	2019
Lula, GA (2)	1	—	3,864	35,382	386	3,925	35,707	39,632	(2,392)	1996	2019
Lynden, WA	5	—	1,420	8,590	1,639	1,430	10,219	11,649	(4,179)	1946	2009
Marshall, MO	1	10,293	741	10,304	563	840	10,768	11,608	(4,506)	1985	2008
Massillon 17th, OH	1	—	175	15,322	700	423	15,774	16,197	(6,165)	2000	2008
Massillon Erie, OH	1	—	—	1,988	521	—	2,509	2,509	(2,477)	1984	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Memphis Chelsea , TN	—	—	80	2	(81)	—	1	1	(1)	1972	2008
Middleboro, MA	1	—	404	15,031	161	441	15,155	15,596	(900)	2018	2018
Milwaukie, OR	2	—	2,473	8,112	1,797	2,523	9,859	12,382	(6,112)	1958	2008
Mobile, AL	1	—	10	3,203	1,129	24	4,318	4,342	(1,638)	1976	2009
Modesto, CA	6	—	2,428	19,594	5,822	3,025	24,819	27,844	(11,326)	1945	2009
Monmouth, IL (1)	1	—	2,660	48,348	23	2,683	48,348	51,031	(2,276)	2014	2019
Montgomery, AL	1	6,530	850	7,746	(395)	1,157	7,044	8,201	(2,858)	1989	2013
Moses Lake, WA	1	29,634	575	11,046	2,771	1,140	13,252	14,392	(5,735)	1967	2008
Murfreesboro, TN	1	—	1,094	10,936	3,753	1,332	14,451	15,783	(7,116)	1982	2008
Nampa, ID	4	—	1,588	11,864	2,253	1,719	13,986	15,705	(8,053)	1946	2008
Napoleon, OH (1)	1	—	2,340	57,677	111	2,340	57,788	60,128	(3,214)	1974	2019
New Ulm, MN	7	—	725	10,405	1,457	822	11,765	12,587	(4,430)	1984	2009
North Little Rock, AR (1)	1	—	1,680	12,841	14,898	2,226	27,193	29,419	(1,371)	1996	2019
Oklahoma City, OK	1	—	742	2,411	1,859	742	4,270	5,012	(1,845)	1968	2008
Ontario, CA	3	—	14,673	3,632	27,388	14,747	30,946	45,693	(13,372)	1987(1)/1984(2)/1983(3)	2008
Ontario, OR	4	—	—	13,791	9,476	1,264	22,003	23,267	(14,152)	1962	2008
Pasco, WA	1	—	557	15,809	441	598	16,209	16,807	(5,803)	1984	2008
Pendergrass, GA	1	—	500	12,810	2,820	580	15,550	16,130	(6,826)	1993	2009
Perryville, MD (4)	1	—	1,626	19,083	5,104	5,820	19,993	25,813	(784)	2007	2019
Phoenix2, AZ	1	—	3,182	11,312	34	3,182	11,346	14,528	(2,626)	2014	2014
Piedmont, SC	1	—	500	9,883	1,524	506	11,401	11,907	(5,149)	1981	2009
Plover, WI	1	33,480	1,390	18,298	5,857	2,016	23,529	25,545	(10,723)	1981	2008
Portland, ME	1	—	305	2,402	1,213	316	3,604	3,920	(1,181)	1952	2008
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	48,173	4,326	63,885	68,211	(11,323)	1995	2008
Rochelle, IL (Caron)	1	—	2,071	36,658	963	2,257	37,435	39,692	(15,531)	2004	2008
Russellville, AR - Elmira	1	—	1,261	9,910	3,275	1,376	13,070	14,446	(6,795)	1986	2008
Russellville, AR - Route 324 (1)	1	—	2,467	29,179	(53)	2,499	29,094	31,593	(1,828)	1993	2019
Russellville, AR - Valley	1	—	708	15,832	4,049	759	19,830	20,589	(6,504)	1995	2008
Salem, OR	4	38,433	3,055	21,096	3,721	3,261	24,611	27,872	(12,201)	1963	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Salinas, CA	5	—	7,244	7,181	10,637	8,130	16,932	25,062	(7,071)	1958	2009
Salt Lake City, UT	1	—	—	22,481	8,799	374	30,906	31,280	(16,037)	1998	2010
San Antonio - HEB, TX	1	—	2,014	22,902	—	2,014	22,902	24,916	(4,578)	1982	2017
San Antonio, TX	3	—	1,894	11,101	3,254	2,138	14,111	16,249	(8,385)	1913	2009
Sanford, NC (1)	1	—	3,110	34,104	81	3,110	34,185	37,295	(1,988)	1996	2019
Savannah, GA (3)	1	—	20,715	10,456	1,252	21,833	10,590	32,423	(938)	2015	2019
Savannah 2, GA	1	—	3,002	37,571	—	3,002	37,571	40,573	(969)	2020	2020
Sebree, KY	1	—	638	7,895	1,681	638	9,576	10,214	(3,004)	1998	2008
Sikeston, MO	1	—	258	11,936	3,126	2,350	12,970	15,320	(4,952)	1998	2009
Sioux City - 2640, IA (1)	1	—	5,950	28,391	623	5,909	29,055	34,964	(2,281)	1990	2019
Sioux City - 2900, IA (1)	1	—	3,070	56,336	193	3,101	56,498	59,599	(3,475)	1995	2019
Sioux Falls, SD	1	—	856	4,780	4,141	1,044	8,733	9,777	(4,578)	1972	2008
Springdale, AR	1	7,664	844	10,754	1,742	872	12,468	13,340	(5,416)	1982	2008
St. Louis, MO	2	—	2,082	7,566	2,071	2,198	9,521	11,719	(3,404)	1956	2009
St. Paul, MN	2	—	1,800	12,129	699	1,800	12,828	14,628	(5,577)	1970	2009
Strasburg, VA	1	—	1,551	15,038	1,779	1,600	16,768	18,368	(6,037)	1999	2008
Sumter, SC (1)	1	—	530	8,738	32	548	8,752	9,300	(767)	1979	2019
Syracuse, NY	2	—	2,177	20,056	5,833	2,420	25,646	28,066	(10,349)	1960	2008
Tacoma, WA	1	—	—	21,216	2,518	27	23,707	23,734	(8,266)	2010	2010
Tampa Plant City, FL	2	—	1,333	11,836	1,507	1,380	13,296	14,676	(4,782)	1987	2009
Tarboro, NC	1	17,127	1,078	9,586	1,175	1,225	10,614	11,839	(4,061)	1988	2008
Taunton, MA	1	—	1,477	14,159	1,394	1,703	15,327	17,030	(5,381)	1999	2009
Texarkana, AR	1	3,542	842	11,169	1,655	921	12,745	13,666	(4,508)	1992	2008
Tomah, WI	1	18,593	886	10,715	438	923	11,116	12,039	(4,853)	1989	2008
Turlock, CA (#1)	2	—	944	4,056	586	967	4,619	5,586	(2,119)	1995	2008
Turlock, CA (#2)	1	—	3,091	7,004	1,530	3,116	8,509	11,625	(3,744)	1985	2008
Vernon 2, CA	1	—	8,100	13,490	3,402	8,112	16,880	24,992	(8,188)	1965	2009
Victorville, CA	1	—	2,810	22,811	1,090	2,820	23,891	26,711	(8,985)	2004	2008
Walla Walla, WA	2	—	215	4,693	610	159	5,372	5,518	(3,269)	1960	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Wallula, WA	1	—	690	2,645	806	753	3,388	4,141	(1,326)	1982	2008
Watsonville, CA	1	—	—	8,138	533	21	8,650	8,671	(8,045)	1984	2008
West Memphis, AR	1	—	1,460	12,300	3,340	2,784	14,316	17,100	(6,383)	1985	2008
Wichita, KS	1	—	1,297	4,717	2,063	1,432	6,645	8,077	(2,977)	1972	2008
Woodburn, OR	1	—	1,552	9,860	3,864	1,627	13,649	15,276	(4,967)	1952	2008
York, PA	1	—	3,838	36,621	2,407	4,099	38,767	42,866	(15,525)	1994	2008
York-Willow Springs, PA	1	—	1,300	7,351	745	1,416	7,980	9,396	(3,482)	1987	2009
Zumbrota, MN	3	—	800	10,360	1,727	934	11,953	12,887	(4,347)	1996	2009
Newport, MN	1	—	3,383	19,877	292	3,638	19,914	23,552	(1,015)	1964	2020
Tampa Maple, FL	1	—	3,233	15,940	—	3,233	15,940	19,173	(195)	2017	2020
Grand Prairie, TX	1	—	—	22	—	—	22	22	(3)	1981	2020
Mansfield, TX	1	—	5,670	33,222	—	5,670	33,222	38,892	(399)	2018	2020
Hall’s (9)	8	—	29,351	239,697	3	29,352	239,699	269,051	(1,325)	Various	2020
Canada
Cold Logic/Taber	—	—	—	12	(1)	—	11	11	(11)	1999	2009
Brampton	1	—	27,522	53,367	3,278	28,544	55,623	84,167	(2,135)	2004	2020
Calgary	1	—	5,240	36,392	1,545	5,434	37,743	43,177	(1,231)	2009	2020
Halifax Dartmouth	1	—	2,052	14,904	629	2,128	15,457	17,585	(484)	2013	2020
Halifax Thornhill	1	—	—	1,044	39	—	1,083	1,083	(498)	1971	2020
Australia
Arndell Park	2	—	13,489	29,428	5,600	12,896	35,621	48,517	(11,962)	1989/1994	2009
BRIS CORPORATE-Acacia Ridge	1	—	—	—	324	—	324	324	(306)	Managed	Managed
Laverton	2	—	13,689	28,252	10,515	13,087	39,369	52,456	(13,385)	1997/1998	2009
Murarrie	3	—	10,891	18,975	351	10,413	19,804	30,217	(7,224)	1972/2003	2009
Prospect/ASC Corporate	2	—	—	1,187	21,564	8,181	14,570	22,751	(5,098)	1985	2009
Spearwood	1	—	7,194	10,990	622	6,878	11,928	18,806	(5,011)	1978	2009
New Zealand
Dalgety	1	—	6,047	5,531	7,387	12,815	6,150	18,965	(2,098)	1988	2009
Diversey	1	—	2,357	5,966	1,595	2,617	7,301	9,918	(2,493)	1988	2009
Halwyn Dr	1	—	5,227	3,399	1,568	5,803	4,391	10,194	(1,851)	1992	2009

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Mako Mako	1	—	1,332	3,810	660	1,479	4,323	5,802	(1,433)	2000	2009
Manutapu/Barber Akld	1	—	—	343	358	—	701	701	(646)	2004	2009
Paisley	2	—	—	185	3,010	—	3,195	3,195	(543)	1984	2009
Smarts Rd	1	—	—	247	1,060	—	1,307	1,307	(856)	1984	2009
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	(2,008)	—	2,976	2,976	(2,168)	1996/1999	2009
Pilar - Buenos Aires, ARG	1	—	706	2,586	(2,252)	732	308	1,040	(86)	2000	2009
Agro (U.S., Europe, Asia-Pacific, South America) (8)
Agro	23	—	95,286	825,015	—	95,286	825,015	920,301	—	Various	2020
Total		276,693	606,387	3,597,455	524,380	662,885	4,065,337	4,728,222	(857,812)

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Land, buildings, and improvements in the assets under construction balance as of December 31, 2020.
US
Allentown, PA		—	—	—	—	—	73	73
Anaheim, CA		—	—	—	—	—	1,222	1,222
Atlanta - Lakewood, GA		—	—	—	—	—	257	257
Atlanta - Skygate, GA		—	—	—	—	—	840	840
Atlanta - Southgate, GA		—	—	—	—	—	391	391
Atlanta - Tradewater, GA		—	—	—	—	—	2,730	2,730
Atlanta - Westgate, GA		—	—	—	—	—	1,952	1,952
Augusta, GA		—	—	—	—	—	12	12
Cartersville, GA		—	—	—	—	—	38	38
Carthage Warehouse Dist, MO		—	—	—	—	—	75	75
Chesapeake, VA		—	—	—	—	—	20	20
Columbia, SC		—	—	—	—	—	70	70
Columbus, OH		—	—	—	—	—	949	949
Dallas, TX		—	—	—	—	—	40	40
Denver-50th Street, CO		—	—	—	—	—	1	1
Dominguez Hills, CA		—	—	—	—	—	40	40
Eagan, MN		—	—	—	—	—	24	24
Fairfield, OH		—	—	—	—	—	45	45
Fremont, NE		—	—	—	—	—	47	47
Ft. Worth, TX (Meacham)		—	—	—	—	—	83	83
Ft. Worth, TX (Railhead)		—	—	—	—	—	686	686
Gainesville Candler, GA		—	—	—	—	—	54	54
Gainesville, GA		—	—	—	—	—	50	50
Gateway, GA		—	—	—	—	—	70,606	70,606
Gloucester - Rogers, MA		—	—	—	—	—	42	42
Gloucester - Rowe, MA		—	—	—	—	—	47	47
Gouldsboro, PA		—	—	—	—	—	15	15
Green Bay, WI		—	—	—	—	—	62	62
Hatfield, PA		—	—	—	—	—	362	362
Henderson, NV		—	—	—	—	—	308	308

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Indianapolis, IN		—	—	—	—	—	565	565
Johnson, AR		—	—	—	—	—	178	178
Lancaster, PA		—	—	—	—	—	595	595
LaPorte, TX		—	—	—	—	—	665	665
Leesport, PA		—	—	—	—	—	164	164
Marshall, MO		—	—	—	—	—	11	11
Milwaukie, OR		—	—	—	—	—	13	13
Modesto, CA		—	—	—	—	—	994	994
Monmouth, IL		—	—	—	—	—	461	461
Mountville, PA		—	—	—	—	—	72,009	72,009
Murfreesboro, TN		—	—	—	—	—	121	121
Napoleon, OH		—	—	—	—	—	4	4
New Ulm, MN		—	—	—	—	—	17	17
Ontario, CA		—	—	—	—	—	2,542	2,542
Perryville, MD		—	—	—	—	—	179	179
Phoenix2, AZ		—	—	—	—	—	67	67
Plainville, CT		—	—	—	—	—	72,939	72,939
Plover, WI		—	—	—	—	—	200	200
Portland, ME		—	—	—	—	—	31	31
Rochelle, IL (Americold Drive)		—	—	—	—	—	5,493	5,493
Russellville, AR - Elmira		—	—	—	—	—	11,756	11,756
Russellville, AR - Valley		—	—	—	—	—	432	432
Salinas, CA		—	—	—	—	—	2,225	2,225
Salt Lake City, UT		—	—	—	—	—	605	605
Sanford, NC		—	—	—	—	—	24	24
Savannah, GA		—	—	—	—	—	233	233
Savannah 2, GA		—	—	—	—	—	377	377
Sikeston, MO		—	—	—	—	—	3	3
Springdale, AR		—	—	—	—	—	39	39
Strasburg, VA		—	—	—	—	—	279	279
Syracuse, NY		—	—	—	—	—	30	30
Tarboro, NC		—	—	—	—	—	520	520
Turlock, CA (#2)		—	—	—	—	—	1,445	1,445

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2020
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation and Depletion (1) (6) (5)	Date of Construction	Date of Acquisition
Wallula, WA		—	—	—	—	—	17	17
Watsonville, CA		—	—	—	—	—	1,422	1,422
York, PA		—	—	—	—	—	112	112
Canada
Brampton		—	—	—	—	—	353	353
Calgary		—	—	—	—	—	1,573	1,573
Australia
Arndell Park		—	—	—	—	—	898	898
Laverton		—	—	—	—	—	1,884	1,884
Murarrie		—	—	—	—	—	618	618
Prospect		—	—	—	—	—	452	452
Spearwood		—	—	—	—	—	333	333
New Zealand
Dalgety		—	—	—	—	—	22,678	22,678
Diversey		—	—	—	—	—	782	782
Halwyn Dr		—	—	—	—	—	34	34
Mako Mako		—	—	—	—	—	54	54
Manutapu		—	—	—	—	—	4	4
Paisley		—	—	—	—	—	223	223
Smarts Rd		—	—	—	—	—	112	112

Total in assets under construction		—	—	—	—	—	287,906	287,906	—

Total assets		$276,693	$606,387	$3,597,455	$524,380	$662,885	$4,353,243	$5,016,126	$(857,812)

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)
Schedule III – Footnotes

(1) Reconciliation of total accumulated depreciation to consolidated balance sheet caption as of December 31, 2020:
Total per Schedule III	$(857,812)
Accumulated depreciation on investments in non-real estate assets	(565,423)
Total accumulated depreciation per consolidated balance sheet (property, buildings and equipment and financing leases)	$(1,423,235)

(2) Reconciliation of total Buildings and improvements to consolidated balance sheet as of December 31, 2020:
Building and improvements per consolidated balance sheet	$4,004,824
Building and improvements financing leases per consolidated balance sheet	60,513
Assets under construction per consolidated balance sheet	303,531
Less: personal property assets under construction	(15,625)
Total per Schedule III	$4,353,243

(3) Reconciliation of total mortgage notes, senior unsecured notes and term loan to consolidated balance sheet caption as of December 31, 2020:
Total per Schedule III	$276,693
Unsecured	2,387,525
Deferred financing costs, net of amortization	(15,952)
Total mortgage notes, senior unsecured notes and term loan per consolidated balance sheet*	$2,648,266
*Total mortgage notes, senior unsecured notes, and term loan does not include $4.7M of secured notes related to the Monmouth, IL facility. Refer to footnote 17 for additional details.

(4) The aggregate cost for Federal tax purposes at December 31, 2020 of our real estate assets was approximately $3.4 billion.

(5) The life on which depreciation is computed ranges from 5 to 43 years.

(6) The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

	2020	2019	2018
Real Estate Facilities, at Cost:
Beginning Balance	$3,729,589	$2,575,367	$2,506,656
Capital expenditures	287,220	177,268	50,680
Acquisitions	1,662,650	975,045	—
Newly developed warehouse facilities	58,807	21,316	62,353
Disposition	(62,225)	(7,409)	(30,199)
Impairment	(2,153)	(12,555)	(747)
Conversion of leased assets to owned	7,956	—	8,405
Impact of foreign exchange rate changes	24,916	557	(21,781)
Ending Balance	5,706,760	3,729,589	2,575,367

Accumulated Depreciation:
Beginning Balance	(936,422)	(827,892)	(770,006)
Depreciation expense	(146,237)	(114,512)	(87,355)
Dispositions	8,731	6,679	24,672
Impact of foreign exchange rate changes	(6,994)	(697)	4,797
Ending Balance	(1,080,922)	(936,422)	(827,892)

Total Real Estate Facilities, Net at December 31	$4,625,838	$2,793,167	$1,747,475
The total real estate facilities amounts in the table above include $165.2 million, $76.8 million, and $80.3 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2020, 2019 and 2018, respectively. The Company does not hold title in these assets under sale-leaseback agreements. As of December 31, 2020 and 2019, the Company has no facilities classified as held for sale.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)
In 2020, the Company recognized real estate impairment charges of $2.2 million, which included, $1.2 million for costs incurred on a potential development project which the Company determined it would not move forward with, the write-off primarily related to “Assets Under Construction” on the accompanying Consolidated Balance Sheets; $0.5 million related to refrigeration assets that were subsequently deemed unusable following the sale and exit of the Boston warehouse, which primarily impacted “Machinery & Equipment” on the accompanying Consolidated Balance Sheets. The Boston facility was sold for a gain of $20.1 million, which was recorded to “gain on sale of real estate” in the accompanying Consolidated Statement of Operations, and primarily related to buildings with lesser amounts related to machinery, handling, & equipment and land; and $0.5 million related to the sale of vacant land in Waco, TX. During the first quarter of 2019, the company wrote down 75% of a facility to be partially demolished and reconstructed resulting in an impairment of $9.6 million. During the second quarter of 2019, the Company sold an idle facility, which was written down earlier in 2019 resulting in an impairment charge of $2.9 million. During the second quarter of 2018, the Company sold a facility resulting in an $8.4 million gain on sale of real estate. In preparation of the warehouse disposal, the Company transferred most of its customers inventory to other owned warehouses within the same region.

In January 2020, the Company acquired four facilities in connection with the Nova Cold Acquisition, with total property, buildings and equipment of $171.9 million. Additionally in January 2020, the Company acquired one facility in connection with the Newport Acquisition, with total property, buildings and equipment of $30.2 million. In August 2020, the Company acquired 2 facilities in connection with the AM-C Warehouse Acquisition, with total property, buildings and equipment of $53.2 million. Additionally in August 2020, the Company acquired a single facility in connection with the Caspers Acquisition, with total property, buildings and equipment of $25.2 million. During the third quarter of 2020, the Company purchased two international facilities that were previously operated under a lease agreement for $8.1 million. During November 2020, the Company acquired eight facilities in connection with the Hall’s Acquisition, with total property, buildings and equipment of $332.7 million. On December 30, 2020, the Company completed the Agro Acquisition, with total property, buildings and equipment of $1.08 billion. In February 2019, the Company acquired one facility and adjacent land in connection with the PortFresh Acquisition, with total property, buildings and equipment of $35.0 million. In May 2019, the Company acquired 21 facilities in connection with the Cloverleaf Acquisition, with total property, buildings and equipment of $891.3 million. Additionally, in May 2019, the Company acquired two facilities in connection with the Lanier Acquisition, with total property, buildings and equipment of 60.0 million. In November 2019, the Company acquired two facilities in connection with the MHW Acquisition, with total property, buildings and equipment of $50.1 million. During the fourth quarter of 2018, the Company disposed of an idle facility, previously classified as held for sale, for a $0.9 million loss on sale of real estate, and purchased a portion of a facility that was previously operated under a lease agreement with a purchase price of $13.8 million.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2020
(In thousands of U.S. dollars, as applicable and unless noted)

(7) Reconciliation of the Company’s real estate activity and accumulated depreciation for the years ended December 31, 2020 to Schedule III:
Total real estate facilities gross amount per Schedule III	$5,016,126
Plus: Refrigeration equipment	690,625
Less: Quarry CIP	9
Real estate facilities, at cost - ending balance	$5,706,760

Accumulated depreciation per Schedule III	$(857,812)
Plus: Refrigeration equipment	(223,110)
Accumulated depreciation - ending balance	$(1,080,922)

(8) The Agro acquisition closed on December 30, 2020. As a result, the acquisition accounting was preliminary as of December 31, 2020, and was not allocated to individual warehouses. The Company will make allocations to individual sites during the measurement period in 2021 and update accordingly in our Annual Form on 10-K for the year ended December 31, 2021. Refer to Note 3 of the Consolidated Financial Statements for further details.
(9) The Hall’s acquisition closed on November 2, 2020. As a result, the acquisition accounting was preliminary as of December 31, 2020, and was not allocated to individual warehouses. The Company will make allocations to individual sites during the measurement period in 2021 and update accordingly in our Annual Form on 10-K for the year ended December 31, 2021. Refer to Note 3 of the Consolidated Financial Statements for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST

By:	/s/ Fred W. Boehler
Fred W. Boehler
Chief Executive Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred W. Boehler	Chief Executive Officer, President and Trustee	March 1, 2021
Fred W. Boehler

/s/ Marc J. Smernoff	Chief Financial Officer and Executive Vice President	March 1, 2021
Marc J. Smernoff

/s/ Thomas C. Novosel	Chief Accounting Officer and Senior Vice President	March 1, 2021
Thomas C. Novosel

/s/ Mark R. Patterson	Chairman of the Board of Trustees	March 1, 2021
Mark R. Patterson

/s/ James R. Heistand	Trustee	March 1, 2021
James R. Heistand

/s/ George J. Alburger, Jr.	Trustee	March 1, 2021
George J. Alburger, Jr.

/s/ Kelly H. Barrett	Trustee	March 1, 2021
Kelly H. Barrett

/s/ Antonio F. Fernandez	Trustee	March 1, 2021
Antonio F. Fernandez

/s/ Michelle M. MacKay	Trustee	March 1, 2021
Michelle M. MacKay

/s/ David J. Neithercut	Trustee	March 1, 2021
David J. Neithercut

/s/ Andrew P. Power	Trustee	March 1, 2021
Andrew P. Power