Form 10-Q
period 2021-03-31
AMERICOLD REALTY TRUST
filed 2021-05-07
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2021
Common Stock, $0.01 par value per share	252,538,556

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
•uncertainty of revenues, given the nature of our customer contracts;
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
•our relationship with our employees, the occurrence of any work stoppages or any disputes under our collective bargaining agreements and employment related litigation;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2021	December 31, 2020
Assets
Property, buildings and equipment:
Land	$663,569	$662,885
Buildings and improvements	4,016,435	4,004,824
Machinery and equipment	1,188,608	1,177,572
Assets under construction	374,962	303,531
	6,243,574	6,148,812
Accumulated depreciation	(1,441,337)	(1,382,298)
Property, buildings and equipment – net	4,802,237	4,766,514

Operating lease right-of-use assets	320,438	291,797
Accumulated depreciation – operating leases	(31,800)	(24,483)
Operating leases – net	288,638	267,314

Financing leases:
Buildings and improvements	59,528	60,513
Machinery and equipment	115,302	109,416
	174,830	169,929
Accumulated depreciation – financing leases	(47,783)	(40,937)
Financing leases – net	127,047	128,992

Cash, cash equivalents and restricted cash	287,691	621,051
Accounts receivable – net of allowance of $12,866 and $12,286 at March 31, 2021 and December 31, 2020, respectively	306,970	324,221
Identifiable intangible assets – net	788,044	797,423
Goodwill	800,362	794,335
Investments in partially owned entities	42,376	44,907
Other assets	96,643	86,394
Total assets	$7,540,008	$7,831,151

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$43,786	$—
Accounts payable and accrued expenses	524,876	552,547
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $12,474 and $15,952, in the aggregate, at March 31, 2021 and December 31, 2020, respectively	2,416,228	2,648,266
Sale-leaseback financing obligations	181,951	185,060
Financing lease obligations	124,434	125,926
Operating lease obligations	282,226	269,147
Unearned revenue	18,957	19,209
Pension and postretirement benefits	8,980	9,145
Deferred tax liability – net	221,922	220,502
Multi-employer pension plan withdrawal liability	8,441	8,528
Total liabilities	3,831,801	4,038,330
Commitments and contingencies (Note 15)
Equity
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 500,000,000 and 325,000,000 authorized shares; 252,519,518 and 251,702,603 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,525	2,517
Paid-in capital	4,681,809	4,687,823
Accumulated deficit and distributions in excess of net earnings	(965,844)	(895,521)
Accumulated other comprehensive loss	(13,659)	(4,379)
Total shareholders’ equity	3,704,831	3,790,440
Noncontrolling interests:
Noncontrolling interests in operating partnership and consolidated joint venture	3,376	2,381
Total equity	3,708,207	3,792,821

Total liabilities and equity	$7,540,008	$7,831,151
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2021	2020
Revenues:
Rent, storage and warehouse services	$485,451	$381,068
Third-party managed services	73,072	64,921
Transportation services	76,272	35,917
Other	—	2,163
Total revenues	634,795	484,069
Operating expenses:
Rent, storage and warehouse services cost of operations	339,270	254,295
Third-party managed services cost of operations	68,690	61,152
Transportation services cost of operations	69,569	31,112
Cost of operations related to other revenues	26	2,108
Depreciation and amortization	77,211	51,604
Selling, general and administrative	45,052	36,893
Acquisition, litigation and other	20,751	1,688
Gain from sale of real estate	—	(2,461)
Total operating expenses	620,569	436,391

Operating income	14,226	47,678

Other income (expense):
Interest expense	(25,956)	(23,870)
Interest income	224	587
Loss on debt extinguishment, modifications and termination of derivative instruments	(3,499)	(781)
Foreign currency exchange gain (loss), net	173	(492)
Other expense, net	505	871
Loss from investments in partially owned entities	(700)	(27)
(Loss) income before income tax benefit (expense)	(15,027)	23,966
Income tax benefit (expense)
Current	(1,211)	(2,557)
Deferred	2,002	2,102
Total income tax benefit (expense)	791	(455)

Net (loss) income	$(14,236)	$23,511
Net income attributable to non controlling interests	178	—
Net (loss) income attributable to Americold Realty Trust	$(14,414)	$23,511

Weighted average common shares outstanding – basic	252,938	200,707
Weighted average common shares outstanding – diluted	252,938	203,783

Net (loss) income per common share of beneficial interest - basic	$(0.06)	$0.12
Net (loss) income per common share of beneficial interest - diluted	$(0.06)	$0.11
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(14,236)	$23,511
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	381	414
Change in unrealized net loss on foreign currency	(10,682)	(25,547)
Unrealized gain (loss) on cash flow hedge	1,021	(4,039)
Other comprehensive loss - net of tax	(9,280)	(29,172)
Other comprehensive (loss) income attributable to noncontrolling interests	(12)	—
Total comprehensive loss attributable to Americold Realty Trust	$(23,528)	$(5,661)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership and Consolidated Joint Venture

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(14,414)	—	178	(14,236)
Other comprehensive loss	—	—	—	–	(9,280)	(12)	(9,292)
Distributions on common shares, restricted stock and OP units	—	—	—	(55,909)	—	(120)	(56,029)
Share-based compensation expense	—	—	4,075	—	—	949	5,024
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	816,915	8	(10,089)	—	—	—	(10,081)
Balance - March 31, 2021	252,519,518	$2,525	$4,681,809	$(965,844)	$(13,659)	$3,376	$3,708,207

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss

	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
Net income	—	—	—	23,511	—	23,511
Other comprehensive loss	—	—	—	—	(29,172)	(29,172)
Distributions on common shares, restricted stock and OP units	—	—	—	(42,568)	—	(42,568)
Share-based compensation expense	—	—	4,298	—	—	4,298
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	216,056	2	(1,508)	—	—	(1,506)
Issuance of common shares	8,250,000	83	233,512	—	—	233,595
Cumulative effect of accounting change(1)	—	—	—	(500)	—	(500)
Balance - March 31, 2020	200,265,965	$2,003	$2,818,389	$(756,418)	$(43,298)	$2,020,676
(1) Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion of the adoption of ASC 326.

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2021	2020
Operating activities:
Net (loss) income	$(14,236)	$23,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	77,211	51,604
Amortization of deferred financing costs and pension withdrawal liability	1,148	1,546
Amortization of above/below market leases	39	76
Loss on debt extinguishment, modifications and termination of derivative instruments	3,499	542
Foreign exchange (gain) loss	(173)	492
Loss from investments in partially owned entities	700	27
Share-based compensation expense	5,030	4,286
Deferred income tax benefit	(2,002)	(2,102)
Loss from sale of real estate	—	(2,461)
Loss on other asset disposals	(158)	(165)
Provision for doubtful accounts receivable	579	500
Changes in operating assets and liabilities:
Accounts receivable	16,519	(1,444)
Accounts payable and accrued expenses	(38,446)	5,136
Other	(3,179)	(1,031)
Net cash provided by operating activities	46,531	80,517
Investing activities:
Investment in partially owned entities	(1,642)	(25,747)
Proceeds from sale of property, buildings and equipment	327	42,486
Proceeds from the settlement of net investment hedge	—	3,034
Business combinations, net of cash acquired	(41,956)	(315,583)
Additions to property, buildings and equipment	(100,466)	(62,264)
Net cash used in investing activities	(143,737)	(358,074)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in Operating Partnership	(54,956)	(38,631)
Proceeds from stock options exercised	4,345	911
Remittance of withholding taxes related to employee share-based transactions	(14,922)	(2,417)
Proceeds from revolving line of credit	43,489	186,753
Repayment on revolving line of credit	—	(177,075)
Repayment of sale-leaseback financing obligations	(1,453)	(866)
Repayment of financing lease obligations	(7,218)	(4,227)
Payment of debt issuance costs	(3,045)	(8,345)
Repayment of term loan and mortgage notes	(201,770)	(51,672)
Proceeds from term loan	—	177,075
Net proceeds from issuance of common shares	—	233,595
Net cash (used in) provided by financing activities	(235,530)	315,101
Net (decrease) increase in cash, cash equivalents and restricted cash	(332,736)	37,544
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(624)	(8,980)
Cash, cash equivalents and restricted cash:
Beginning of period	621,051	240,613
End of period	$287,691	$269,177

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$56,197	$34,263
Addition of fixed assets under financing lease obligations	$6,191	$10,025
Addition of fixed assets under operating lease obligations	$3,209	$231

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$31,845	$35,159
Income taxes paid – net of refunds	$1,481	$148

	As of March 31,
	2021	2020
Allocation of purchase price to business combinations:
Land	$2,886	$33,829
Buildings and improvements	12,651	161,117
Machinery and equipment	7,907	13,765
Assets under construction	—	308
Operating and financing lease right-of-use assets	28,720	590
Cash and cash equivalents	1,532	1,997
Accounts receivable	1,343	5,272
Goodwill	14,123	66,289
Acquired identifiable intangible assets:
Below-market leases	—	335
Customer relationships	7,116	79,462
Other assets	268	120
Accounts payable and accrued expenses	(3,617)	(2,281)
Operating and financing lease obligations	(20,467)	(590)
Unearned revenue	—	(607)
Deferred tax liability	(8,974)	(42,026)
Total consideration	$43,488	$317,580

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of March 31, 2021, we operated a global network of 242 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 198 warehouses in North America, 26 in Europe, 15 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 27 temperature-controlled warehouses and one with Comfrio, which owns or operates 23 temperature-controlled warehouses.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99% of the partnership interests as of March 31, 2021. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the partnership interests as of March 31, 2021. Additionally, the aggregate partnership interests of all other limited partners was less than 1% as of March 31, 2021. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
The Company grants Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 11. Upon vesting these units represent interests in the Operating Partnership that are not owned by Americold Realty Trust.
On March 22, 2021, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 325,000,000 to 500,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of March 31, 2021 or December 31, 2020.
The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in North America, Europe, Asia-Pacific and South America through several wholly-owned taxable REIT subsidiaries (TRSs).

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Recent Capital Markets Activity
At the Market (ATM) Equity Program
On April 16, 2020, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through an ATM Equity Program (“the 2020 ATM Equity Program”). Sales of our common shares made pursuant to the 2020 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the 2020 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects.
During the year ended December 31, 2020, there were 7,440,532 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $272.6 million. Included in the shares sold under the 2020 ATM Equity Program were forward sale agreements in connection with the 2020 ATM Equity Program to sell 4,346,101 common shares for gross proceeds of $162.2 million. During the year ended December 31, 2020, the Company settled 5,011,428 common shares for gross proceeds of $183.0 million under this ATM equity program. Pursuant to the respective forward sale agreements, the remaining 2,428,604 of shares must be settled by September 1, 2021 for gross proceeds of $89.6 million. There was no activity under the 2020 ATM Equity Program during the first quarter of 2021.
After considering the common shares issued during 2020 and the shares subject to the forward sale agreements, the Company had approximately $227.4 million of availability remaining for distribution under the 2020 ATM Equity Program as of March 31, 2021.
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
Acquisitions and Investments in Joint Ventures
On March 1, 2021, the Company acquired Liberty Freezers for Canadian Dollars of C$55.0 million, or $43.5 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using funds drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On December 30, 2020, the Company completed the acquisition of privately-held Agro from an investor group led by funds managed by Oaktree Capital Management, L.P. (Oaktree) for consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree and Agro management, with a fair value of $512.1 million based upon the closing share price on December 29,

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $119.9 million and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion.
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
On August 31, 2020, the Company acquired Caspers Cold Storage (Caspers) for $25.6 million. The acquisition was funded using cash on hand.
On March 6, 2020, the Company acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. (SuperFrio) for Brazil Reals of R$117.8, or approximately USD $25.7 million, inclusive of certain legal fees. The investment was funded using cash on hand.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information, and with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Investments in which the Company does not have control, and is not considered to be the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2021 or 2020 from the COVID-19 pandemic, it continues to experience lower than usual occupancy and throughput volume due to supply chain disruption that has not returned to normal levels experienced prior to COVID, and continues to incur elevated labor related costs and incremental health and safety supplies costs but otherwise is unable to further predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
2. Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, which provides additional information with regard to the accounting policies set forth herein and other significant accounting policies.
Impairment of Long-Lived Assets
There were no impairment charges recorded during the three months ended March 31, 2021 or 2020.
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
We capitalized interest of $2.2 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, we capitalized amounts relating to compensation and travel expense of employees direct and incremental to development of properties of approximately $0.4 million and $0.1 million, respectively.
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
Recently Adopted Accounting Standards
Defined Benefit Plans
Effective January 1, 2021, we adopted ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans on a retrospective basis. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. Adoption of the new standard did not have a material impact on the condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Simplifying the Accounting for Income Taxes

Effective January 1, 2021 we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We adopted this standard effective January 1, 2021. The adoption of this standard did not have an impact on the condensed consolidated financial statements.
Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging

Effective January 1, 2021 we adopted ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, equity method investments and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The adoption of this ASU did not have an impact on the condensed consolidated financial statements.
Future Adoption of Accounting Standards
Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has certain borrowings which are currently indexed to LIBOR. In March 2021, the administrator of LIBOR announced that the publication of LIBOR will cease for all GBP, EUR, CHF and JPY LIBOR settings and the one-week and two-month USD LIBOR settings immediately after December 31, 2021. It will stop publishing all remaining USD LIBOR settings (i.e. the overnight and the one-, three-, six- and 12-month settings) based on bank submissions immediately after June 30, 2023. The Company intends to apply the FASB’s optional expedients, when available, as it transitions to SOFR for its borrowings currently indexed to LIBOR. Accordingly, we do not believe that the transition to SOFR will have a material impact on the condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
3. Business Combinations
Acquisitions Completed During the Quarter Ended March 31, 2021
Acquisition of Liberty Freezers
The Company completed the acquisition of Liberty Freezers on March 1, 2021 for total consideration of C$55.0 million, or $43.5 million, including cash received of C$1.9 million, or $1.5 million based on the exchange rate between the CAD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $2.9 million of land, $12.7 million of buildings and improvements, $7.9 million of machinery and equipment, $14.1 million of goodwill, $7.1 million of a customer relationship intangible asset, $28.7 million of operating right-of-use assets adjusted to reflect the favorable terms of the lease when compared with market terms, and $9.0 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canadian market and leveraging integration experience to drive synergies.
The acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill exists for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS in Canada. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisitions Completed During 2020
Acquisition of Nova Cold
The Company completed the acquisition of privately-held Nova Cold on January 2, 2020 for total consideration of approximately C$338.7 million, including cash received of C$1.3 million, or $260.6 million USD including cash received of $1.0 million. The acquisition accounting related to the consideration transferred primarily included $34.8 million of land, $106.1 million of buildings and improvements, $30.6 million of machinery and equipment, $64.6 million of goodwill, $53.9 million of a customer relationship intangible asset and $33.0 million of deferred tax liabilities, all of which were allocated to the Warehouse segment. The customer relationship asset has been assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canadian market and leveraging integration experience to drive synergies.

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
Acquisition of Newport
The Company completed the acquisition of privately-held Newport on January 2, 2020 for total cash consideration of $57.7 million, including cash received of $1.0 million. The acquisition accounting related to the consideration transferred primarily included $30.2 million of property, buildings and equipment, $18.7 million of a customer relationship asset and $7.1 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Minneapolis-St. Paul market and leveraging integration experience to drive synergies.
The Newport acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies; the acquisition of all the membership interests allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at the REIT. The acquisition accounting was finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Consolidated Financial Statements for the year ended December 31, 2020.
Acquisition of AM-C Warehouses
The Company completed the acquisition of privately-held AM-C Warehouses on August 31, 2020 for total cash consideration of $82.7 million. The preliminary acquisition accounting related to the consideration transferred primarily included $53.2 million of property, buildings and equipment, $19.7 million of a customer relationship asset and $10.7 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Dallas - Fort Worth market and expanding the Company’s relationship with a leading global protein producer. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Dallas - Fort Worth market.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The AM-C acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at the REIT. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of acquisition accounting will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary acquisition accounting will be finalized within one year from the date of acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the quarter ended March 31, 2021.
Acquisition of Hall’s Warehouses
The Company completed the acquisition of Hall’s Warehouses on November 2, 2020 for total cash consideration of $489.2 million, including cash received of $7.9 million. A summary of the preliminary fair values of the assets acquired and liabilities assumed is as follows (in thousands):

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
The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Hall’s. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (iv) finalizing our review of certain assets acquired and liabilities assumed, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. Additionally, the total consideration transferred is subject to certain post-close adjustments. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed, and remains unchanged from the values assigned as of December 31, 2020. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
The customer relationship intangible asset has been assigned a preliminary useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market. We have included the financial results of the acquired operations in our Warehouse and Transportation segments since the date of the acquisition. This transaction will allow us to grow our market share with key customers while diversifying our overall customer base. All of the acquired facilities are located within 15 miles of each other and 30 miles of Newark Port. The Hall’s acquisition was completed through the acquisition of the outstanding stock of certain Hall’s entities and the direct purchase of real estate assets from the sellers. The acquisition allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deductible goodwill will be available to reduce taxable income at both the REIT and potentially the domestic TRS.
Acquisition of Agro
The Company completed the acquisition of Agro on December 30, 2020 for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $119.9 million, as indicated in the table below, and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. A summary of the preliminary fair values of the assets acquired and liabilities assumed is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Final Amounts Recognized as of the Acquisition Date (as Adjusted)
Assets
Land	$95,286	$—	$95,286
Building and improvements	778,170	—	778,170
Machinery and equipment	206,453	—	206,453
Operating lease right-of-use assets	191,229	—	191,229
Financing lease asset	46,845	—	46,845
Cash and cash equivalents	47,534	—	47,534
Accounts receivable	78,423	—	78,423
Goodwill	346,673	776	347,449
Acquired identifiable intangibles:
Customer relationships	333,501	—	333,501
Investment in partially owned entities	21,638	—	21,638
Other assets	20,038	11,574	31,612
Total assets	2,165,790	12,350	2,178,140
Liabilities
Accounts payable and accrued expenses	90,860	12,350	103,210
Operating lease obligations	191,229	—	191,229
Financing lease obligations	46,845	—	46,845
Sale-leaseback obligations	73,075	—	73,075
Deferred tax liability	175,719	—	175,719
Total liabilities	577,728	12,350	590,078
Total consideration for the Agro acquisition	$1,588,062	$—	$1,588,062

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
As shown above, the Company recorded approximately $347.4 million of goodwill related to the Agro Acquisition. There are several strategic benefits of the acquisition. It allows the Company to establish a strategic footprint in Europe, which enhances its ability to serve their multinational customers on a global scale. It also adds depth to the existing networks in North America, Australia and South America. Additionally, the portfolio comes with significant growth opportunities through potential future acquisitions, given Europe's fragmented temperature controlled storage industry. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Agro Acquisition was completed through the acquisition of stock of various Agro entities in the U.S. and foreign jurisdictions; as a result, no tax basis exists in each of these jurisdictions for tax purposes, except for minimal tax basis that existed prior to the acquisition. We expect that the goodwill will be assigned to the Warehouse and Transportation segments during the measurement period. The Company’s deemed asset elections for the foreign operations under IRC section 338 will reduce the US income taxability of future foreign profits under the GILTI regime.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2020 acquisition of Agro had occurred on January 1, 2020. The pro forma adjustments primarily relate to depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to partially fund the acquisition of Agro.
The accompanying unaudited pro forma consolidated financial statements exclude the results of the AM-C, Halls, Lanier and Liberty Freezers acquisitions, which were deemed immaterial individually and in the aggregate based on quantitative and qualitative considerations. Additionally, the Company has not presented pro forma combined results of operations for the acquisitions of Nova Cold and Newport, because the results of operations as reported in the accompanying Condensed Consolidated Statements of Operations would not have been materially different. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company would have been had the Agro acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Pro forma (unaudited)
(in thousands, except per share data)
Three Months Ended March 31, 2020
Total revenue	$612,245
Net income	$6,439
Net income per share, diluted(1)	$0.03
(1)Adjusted to give effect to the issuance of 46.1 million common shares in connection with the Agro Acquisition.
Total revenues of approximately $124.3 million and net loss of approximately $4.5 million associated with properties and operations acquired in the Agro Acquisition are included in the Consolidated Statements of Operations for the quarter ended March 31, 2021. The revenues and net income associated with properties and operations acquired in the Agro Acquisition included in the Consolidated Statements of Operations for the year ended December 31, 2020 was immaterial as the acquisition closed on December 30, 2020.
4. Investment in Partially Owned Entities
Superfrio Joint Venture

During the first quarter of 2020, the Company purchased a 14.99% equity interest in a joint venture with Superfrio Armazéns Gerais S.A. (“SuperFrio”) for Brazil reals of 117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in the joint venture.

During the first quarter of 2021, the Company contributed an additional R$9.3 million (or $1.6 million USD) in capital to the SuperFrio joint venture. The capital call from Superfrio was issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remains unchanged.

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

As of March 31, 2021, our investment in partially owned entities accounted for under the equity method of accounting presented in our Condensed Consolidated Balance Sheet consists of the following (in thousands):

Joint Venture	Location	% Ownership	March 31, 2021
Superfrio	Brazil	14.99%	$22,841
Comfrio	Brazil	22.12%	$19,535

5. Acquisition, Litigation and Other Charges
The components of the charges and credits included in “Acquisition, litigation and other” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
Acquisition, litigation and other	2021	2020
Acquisition and integration related costs	$13,475	$766
Severance costs	2,446	922
Terminated site operations costs	59	—
Cyber incident related costs	4,771	—
Total acquisition, litigation and other	$20,751	$1,688

Acquisition related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Refer to Note 3 for further information regarding acquisitions completed during 2021 and 2020.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Debt
The Company’s outstanding indebtedness as of March 31, 2021 and December 31, 2020 is as follows (in thousands):

				March 31, 2021		December 31, 2020
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of March 31, 2021	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$172,927	$179,179	$174,693	$180,807
Mezzanine A	5/2023	7.38%	7.55%	70,000	72,100	70,000	71,925
Mezzanine B	5/2023	11.50%	11.75%	32,000	33,120	32,000	33,040
Total 2013 Mortgage Loans				274,927	284,399	276,693	285,772

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	224,000	200,000	231,000
Series B notes	1/2029	4.86%	4.92%	400,000	449,000	400,000	475,000
Series C notes	1/2030	4.10%	4.15%	350,000	375,375	350,000	400,750
Series D notes(5)	1/2031	1.62%	1.67%	469,200	461,576	488,640	488,640
Series E notes(6)	1/2033	1.65%	1.70%	410,550	400,799	427,560	427,560
Total Senior Unsecured Notes				1,829,750	1,910,750	1,866,200	2,022,950

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.43%	125,000	124,375	325,000	323,375
2020 Senior Unsecured Term Loan Tranche A-2(2)(4)	3/2025	C+0.95%	1.51%	199,025	198,030	196,325	195,343
Total 2020 Senior Unsecured Term Loan A Facility				324,025	322,405	521,325	518,718

Total principal amount of indebtedness				$2,428,702	$2,517,554	$2,664,218	$2,827,440
Less: unamortized deferred financing costs				(12,474)	n/a	(15,952)	n/a
Total indebtedness, net of unamortized deferred financing costs				$2,416,228	$2,517,554	$2,648,266	$2,827,440

2020 Senior Unsecured Revolving Credit Facility(3)(7)	3/2024	C+0.95%	1.53%	$43,786	$43,786	$—	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021.
(5) The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021.
(6) The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021.
(7) The Senior Unsecured Revolving Credit Facility as of March 31, 2021, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility maturing January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023. The total facility size of the 2020 Senior Unsecured Credit Facility was approximately $1.4 billion USD prior to the partial repayment discussed below. The Company reduced the margin on the 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Revolving Credit Facility by five basis points.
On December 30, 2020, we repaid $100 million on our Term Loan A Tranche A-1 facility. On January 29, 2021, we executed an amendment to our existing credit agreement which expanded our revolving credit facility borrowing capacity by $200 million. Other terms associated with the credit facility, such as the interest rate, fees, and maturity, remained unchanged. In tandem with the amendment, we repaid $200 million of our Term Loan A Tranche A-1 facility.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $125.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge to the Company’s investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of March 31, 2021, $2.6 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March, 26 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Additionally, there were unamortized deferred financing costs at the time of entering into the agreement of $2.8 million which will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of March 31, 2021, $5.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of March 31, 2021, the Company was in compliance with all debt covenants.
There were $21.8 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of March 31, 2021.
Series A, B, C, D and E Senior Unsecured Notes
On December 30, 2020, we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350.00 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity, with the first payment occurring July 7, 2021. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method. The proceeds of the Series D and Series E issuance were used to provide long-term financing for the Halls acquisition, general corporate purposes and to repay a portion of the 2020 Senior Unsecured Term Loan Tranche A-1.
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
The Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the relevant note agreement, including:
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
As of March 31, 2021, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2021, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.8 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of March 31, 2021, we were in compliance with all debt covenants.

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
In the first quarter of 2021, the Company repaid $200 million of principal on the Senior Unsecured Term Loan A Facility and recorded $2.9 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs.
Aggregate future repayments of indebtedness

The aggregate maturities of the Company’s total indebtedness as of March 31, 2021, including amortization of principal amounts due under the mortgage notes, for each of the next five years and thereafter, are as follows:

As of March 31, 2021:	(In thousands)
March 31, 2022	$7,102
March 31, 2023	7,381
March 31, 2024	260,454
March 31, 2025	324,025
March 31, 2026	200,000
Thereafter	1,629,740
Aggregate principal amount of debt	2,428,702
Less unamortized deferred financing costs	(12,474)
Total debt net of unamortized deferred financing costs	$2,416,228

7. Derivative Financial Instruments
Designated Nonderivative Financial Instruments
As of March 31, 2021, the Company has designated €750 million debt and accrued interest as a hedge of our net investment in the international subsidiaries resulting from the Agro Acquisition. The remeasurement of these instruments is recorded in “Change in unrealized net gain (loss) on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Income.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedged $100.0 million of

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
variable interest-rate debt and the August 2019 agreement hedged $225.0 million of variable interest-rate debt. Each agreement converted the Company’s variable-rate debt to a fixed-rate basis into 2024, thus reducing the impact of interest rate changes on future interest expense. These agreements involved the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments was to reduce its exposure to fluctuations in cash flows due to changes in interest rates. Both of these interest rate swaps were terminated during the fourth quarter of 2020. Following these terminations, the Company accelerated the reclassification in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming not probable to occur resulting in a charge to “Loss on debt extinguishment, modification, and termination of derivative instruments” of $7.7 million on the Consolidated Statement of Operations for the year ended December 31, 2020. The Company records a reclassification from other comprehensive income to earnings to “Loss on debt extinguishment, modification, and termination of derivative instruments” related to the amortization of the portion deferred following the termination, which totaled $0.6 million on the accompanying Condensed Consolidated Statement of Operations for the quarter ended March 31, 2021. Additionally, during the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to “Loss on debt extinguishment, modification, and termination of derivative instruments”. The Company classifies cash inflows and outflows from derivatives that hedge interest rate risk within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps on certain of these loans to manage the foreign currency exchange rate risk. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at March 31, 2021 and December 31, 2020.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as an increase to gain/loss on foreign exchange.
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
During 2019, in conjunction with the funding of the Nova Cold Acquisition, the Company entered into a foreign exchange forward with a notional to purchase CAD $217.0 million and sell USD with a maturity date of January 2, 2020. The Company simultaneously entered into a second contract with a notional to sell CAD $217.0 million and purchase USD with a maturity of January 31, 2020. These forwards were not designated as hedges in a qualifying hedging relationships. During the first quarter of 2020, the two outstanding foreign exchange forward contracts matured. The first contract with a notional to purchase CAD $217.0 million and sell USD matured on January 2, 2020 and settled for a gain of $2.1 million. The second contract with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 was subsequently designated as a net investment hedge on January 2, 2020.

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
As of March 31, 2021 and December 31, 2020, the Company did not have any foreign currency forwards that were designated as net investment hedges outstanding.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at March 31, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Designated derivatives
Foreign exchange contracts	$—	$—	$6,938	$9,611
Total derivatives	$—	$—	$6,938	$9,611
The following table presents the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
Interest rate contracts	$—	$(16,265)	Interest expense	$—	$10
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(627)	—
Foreign exchange contracts	2,672	23,461	Foreign currency exchange gain, net	2,371	16,194
Foreign exchange contracts		—	Interest expense	(93)	281
Foreign exchange forwards	—	5,250		—	—
Total designated cash flow hedges	$2,672	$12,446		$1,651	$16,485
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of March 31, 2020, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
Interest expense recorded in the accompanying Condensed Consolidated Statements of Operations was $26.0 million and $23.9 million during the three months ended March 31, 2021 and 2020. The Company recorded total foreign currency exchange gain, net in its Condensed Consolidated Statements of Operations of $0.2 million for the three months ended March 31, 2021 and total foreign currency exchange loss, net of $0.5 million for the three months ended March 31, 2020, respectively.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

March 31, 2021
Offsetting of Derivative Assets
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,938	$—	$6,938	$—	$—	$6,938

December 31, 2020
Offsetting of Derivative Assets
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,611	$—	$9,611	$—	$—	$9,611
As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.3 million. As of March 31, 2021, the Company has not posted any collateral related to these agreements.
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
If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $7.3 million.
Refer to Note 15 for additional details regarding the impact of the Company’s derivatives on AOCI for the three months ended March 31, 2021 and 2020, respectively.

8. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of March 31, 2021 and December 31, 2020 are as follows:

	Maturity	Interest Rate as of March 31, 2021	March 31, 2021	December 31, 2020
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,565	18,669
11 warehouses – 2007	9/2027	7.00%-19.59%	92,351	93,316
3 facilities -2007 (Agro)	7/2031	10%	65,352	67,229
1 facility -2013 (Agro)	12/2033	10%	5,683	5,846
Total sale-leaseback financing obligations			$181,951	$185,060

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of March 31, 2021 and December 31, 2020, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value	Fair Value
	Hierarchy	March 31, 2021	December 31, 2020
		(In thousands)
Measured at fair value on a recurring basis:
Cross-currency swap liability	Level 2	$6,938	$9,611
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,517,554	$2,827,440
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
The following tables summarize dividends and distributions declared and paid to the holders of common shares, restricted stock and OP units for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2020)/January	$0.21	$—	$53,820
December(a)		—	(693)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2020)/January		—	6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December (2020)/January(b)		—	1,823	Dividend equivalents paid on vested restricted stock units related to the market performance-based awards granted in 2018.
March/April	0.22	56,029	—
		$56,029	$54,956
(a)Declared in December 2020 and included in the $53.8 million declared, see description to the right regarding timing of payment.
(b)Dividend equivalents accrued related to the market performance-based awards granted in 2018 paid in January following award vesting date of January 8, 2021.

Three Months Ended March 31, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2019)/January	$0.20	$—	$38,796
December(a)			(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January			4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.21	42,568	—
		$42,568	$38,631
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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of common shares in a six-month offering period, or a maximum of 2,400 common shares. Additionally, employees may reduce their percentage election once during an offering period, but not increase that election until the next offering period. There are 5,000,000 common shares available for issuance under the ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The ESPP did not have a material impact on share-based compensation expense during the three months ended March 31, 2021.
Aggregate share-based compensation charges were $5.0 million and $4.3 million during the three months ended March 31, 2021 and 2020, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2021, there was $34.5 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.2 years.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and are paid upon the vesting of the awards. Time-based awards have the right to receive non-forfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of March 31, 2021 and December 31, 2020, the Company accrued $1.1 million and $2.5 million, respectively, of dividend equivalents on unvested units payable to associates and trustees.
All awards granted under the 2017 Plan dated on March 8, 2020 and thereafter include a retirement provision. The retirement provision allows that if a participant has either attained the age of 65, or has attained the age of 55 and has ten full years of service with the Company, and there are no facts, circumstances or events exist which would give the Company a basis to effect a termination of service for cause, then the award recipient is entitled to continued vesting of any outstanding equity-based awards which include the retirement provision. Should the participant choose to retire from the Company, the awards with the retirement provision would continue to vest. Accordingly, grants of time-based awards to an associate who has met the retirement criteria on or before the date of grant will be expensed at the date of grant. In addition, grants of time-based awards to associates who will meet the retirement criteria during the awards normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the retirement criteria. Time-based awards granted to recipients who meet the retirement criteria, and decide to retire, will continue vesting on the original vesting schedule as determined at grant date. A pro-rated portion of market-performance based awards granted to recipients who meet the retirement criteria will remain outstanding and eligible to vest based on actual performance through the last day of the performance period based on the number of days during the performance period that the recipient was employed.
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
The following table summarizes restricted stock unit grants under the 2017 Plan during the three months ended March 31, 2021 and 2020, respectively:

Three Months Ended March 31,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Associates	296,610	1-3 years	$9,885
2020	Associates	283,471	1-3 years	$8,699

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Of the restricted stock units granted for the three months ended March 31, 2021, (i) 188,088 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (ii) 108,522 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2021 and will end December 31, 2023.
Of the restricted stock units granted for the three months ended March 31, 2020, (i) 174,661 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iv) 108,810 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2020 and will end December 31, 2022.
In January 2021, following the completion of the applicable market-performance period, the Compensation Committee determined that the high level had been achieved for the 2018 awards and, accordingly, 799,591 units vested immediately, representing a vesting percentage of 150%.
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	563,224	$21.0	42,856	$1.6	873,581	$42.6
Granted	188,088		—		108,522
Market-performance adjustment(3)	—		—		266,531
Vested	(189,293)		(14,286)		(799,591)
Forfeited	(11,526)		—		(13,076)
Non-vested as of March 31, 2021	550,493	$21.2	28,570	$1.1	435,967	$16.8
Shares vested, but not released(1)	615,643	23.7	42,858	1.6	—	—
Total outstanding restricted stock units	1,166,136	$44.9	71,428	$2.7	435,967	$16.8
(1)For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued. The weighted average grant date fair value of these units is $9.38 per unit. During 2021 an additional 14,286 of these restricted stock units vested. Of the total restricted stock units vested, but not yet released, 615,643 time-based restricted stock units and 28,570 performance-based restricted stock units vested prior to January 1, 2020.
(2)The number of market performance-based restricted stock units are reflected within this table based upon the number of shares issuable upon achievement of the performance metric at target.
(3)Represents the increase in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2021 was $33.33 per unit, for vested and converted restricted stock units was $17.71, for forfeited restricted stock units was $31.10. The weighted average grant date fair value of non-vested restricted stock units was $30.99 and $24.27 per unit as of March 31, 2021 and December 31, 2020, respectively.
OP Units Activity
The Trustees and certain members of management may elect to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.
The following table summarizes OP unit grants under the 2017 Plan during the three months ended March 31, 2021 and March 31, 2020:

Three Months Ended March 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Associates	258,479	1 to 3 years	$8,434
2020	Associates	255,720	1 to 3 years	$7,719
The following table provides a summary of the OP unit awards activity under the 2017 Plan during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	93,180	$3.5	178,865	$6.7
Granted	60,472		198,007
Vested	(25,597)		—
Forfeited	—		—
Non-vested as of March 31, 2021	128,055	$4.9	376,872	$14.5
Shares vested, but not released	42,796	1.6	—	0.0
Total outstanding OP units	170,851	$6.5	376,872	$14.5
The OP units granted for the three months ended March 31, 2021 had an aggregate grant date fair value of $8.4 million.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of option activity for the three months ended March 31, 2021:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2020	465,498	$9.81	4.7
Granted	—	—
Exercised	(147,000)	9.81
Forfeited or expired	—	—
Outstanding as of March 31, 2021	318,498	9.81	4.1

Exercisable as of March 31, 2021	227,500	$9.81	3.4
The total grant date fair value of stock option awards that vested during the three months ended for both March 31, 2021 and 2020 was approximately $0.5 million and $0.6 million, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was $4.2 million and $0.6 million, respectively.
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
The Company recorded an income tax benefit of approximately $0.8 million and a tax expense of $0.5 million for the three months ended March 31, 2021 and 2020, respectively. As a REIT, the Company is entitled to a deduction for dividends paid, resulting in a substantial reduction in the amount of federal income tax expense it recognizes. Substantially all of the Company’s income tax benefit is incurred based on the losses generated by its foreign operations and a portion of those earnings are permanently reinvested.
The Company recorded an opening deferred tax liability in connection with the Agro, Hall’s and Liberty Freezers acquisitions, respectively, discussed earlier in Note 3.

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
13. Employee Benefit Plans
The components of net period benefit cost for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three Months Ended March 31, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$16	$16
Interest cost	237	234	2	5	478
Expected return on plan assets	(596)	(427)	—	(19)	(1,042)
Amortization of net loss	218	163	—	—	381
Net pension benefit cost	$(141)	$(30)	$2	$2	$(167)

	Three Months Ended March 31, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$14	$14
Interest cost	315	279	4	6	604
Expected return on plan assets	(500)	(366)	—	(16)	(882)
Amortization of net loss	254	152	—	—	406
Amortization of prior service cost	—	—	—	8	8
Net pension benefit cost	$69	$65	$4	$12	$150
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company expects to contribute to all plans an aggregate of $2.5 million in 2021, of which $0.6 million has been contributed through March 31, 2021.

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

14. Commitments and Contingencies
Letters of Credit
As of March 31, 2021 and December 31, 2020, there were $21.8 million and $21.7 million, respectively, of letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $10.1 million as of both March 31, 2021 and December 31, 2020. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of March 31, 2021, approximately 36% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 3% of the labor force are set to expire during the remaining nine months ended December 31, 2021.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of March 31, 2021. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2021 and December 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
15. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(3,325)	$(4,758)
Gain arising during the period	381	406
Less: Tax expense	—	—
Net gain arising during the period	381	406
Amortization of prior service cost (1)	—	8
Less: Tax expense	—	—
Net amount reclassified from AOCI to net (loss) income	—	8
Other comprehensive income, net of tax	381	414
Balance at end of period, net of tax	(2,944)	(4,344)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	3,234	(6,710)
Loss on foreign currency translation	(10,682)	(25,547)
Less: Tax expense	—	—
Net loss on foreign currency translation	(10,682)	(25,547)
Balance at end of period, net of tax	(7,448)	(32,257)
Designated derivatives:
Balance at beginning of period, net of tax	(4,288)	(2,658)
Unrealized gain on cash flow hedge derivatives	2,672	7,196
Unrealized gain on net investment hedge derivative	—	5,250
Less: Tax expense	—	—
Net gain on designated derivatives	2,672	12,446
Net amount reclassified from AOCI to net (loss) income (interest expense)	93	(291)
Net amount reclassified from AOCI to net (loss) income (loss on debt extinguishment, modifications and termination of derivative instruments)	627	—
Net reclassified from AOCI to net (loss) income (foreign exchange (gain) loss)	(2,371)	(16,194)
Balance at end of period, net of tax	(3,267)	(6,697)

Accumulated other comprehensive loss	$(13,659)	$(43,298)
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
•Warehouse. Our primary source of revenues consists of rent and storage and warehouse services fees. Our rent and storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses (10) government-approved temperature-controlled storage and inspection services, (11) fumigation, (12) pre-cooling and cold treatment services, and (13) ripening. We may charge our customers in advance for storage and outbound handling fees. Cost of operations for our warehouse segment consists of power, other facilities costs, labor and other services costs.
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
The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Segment revenues:
Warehouse	$485,451	$381,068
Third-party managed	73,072	64,921
Transportation	76,272	35,917
Other	—	2,163
Total revenues	634,795	484,069

Segment contribution:
Warehouse	146,181	126,773
Third-party managed	4,382	3,769
Transportation	6,703	4,805
Other	(26)	55
Total segment contribution	157,240	135,402

Reconciling items:
Depreciation and amortization	(77,211)	(51,604)
Selling, general and administrative	(45,052)	(36,893)
Acquisition, litigation and other	(20,751)	(1,688)
Gain from sale of real estate	—	2,461
Interest expense	(25,956)	(23,870)
Interest income	224	587
Loss on debt extinguishment, modifications and termination of derivative instruments	(3,499)	(781)
Foreign currency exchange gain (loss), net	173	(492)
Other expense, net	505	871
Loss from investments in partially owned entities	(700)	(27)
(Loss) income before income tax benefit (expense)	$(15,027)	$23,966

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	March 31, 2021	December 31, 2020
	(In thousands)
Assets:
Warehouse	$4,870,508	$4,815,587
Managed	49,894	52,818
Transportation	155,503	151,872
Other	—	35
Total segments assets	5,075,905	5,020,312

Reconciling items:
Corporate assets	243,635	621,836
Unallocated acquisitions(1)	2,178,092	2,144,096
Investments in partially owned entities	42,376	44,907
Total reconciling items	2,464,103	2,810,839
Total assets	$7,540,008	$7,831,151
(1) The assets acquired in 2020 related to the Agro acquisition are reflected in the tables above within the row titled ‘Unallocated Acquisitions’ as the acquired assets have not yet been assigned to the respective segments as of March 31, 2021. We expect the assets will be assigned to the Warehouse and Transportation segments during the measurement period.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding – basic	252,938	200,707
Dilutive effect of share-based awards	—	1,283
Equity forward contracts	—	1,793
Weighted average common shares outstanding – diluted	252,938	203,783
For the three months ended March 31, 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in the current period. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to share-based awards and equity forward contract stock shares.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted (loss) income per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee stock options	413	—
Restricted stock units	964	244
OP units	358	—
Equity forward contracts	9,665	—
	11,400	244

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
18. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2021 and 2020 by segment and geographic region:

	Three Months Ended March 31, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$164,246	$17,252	$15,176	$2,425	$199,099
Warehouse services(1)	210,846	25,336	42,469	1,524	280,175
Third-party managed	67,697	—	5,375	—	73,072
Transportation	40,315	30,612	4,973	372	76,272
Total revenues (2)	483,104	73,200	67,993	4,321	628,618
Lease revenue (3)	6,177	—	—	—	6,177
Total revenues from contracts with all customers	$489,281	$73,200	$67,993	$4,321	$634,795

	Three Months Ended March 31, 2020
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$142,364	$—	$13,001	$1,033	$156,398
Warehouse services(1)	182,000	—	36,130	631	218,761
Third-party managed	60,726	—	4,195	—	64,921
Transportation	27,483	—	7,949	485	35,917
Other	2,158	—	—	—	2,158
Total revenues (2)	414,731	—	61,275	2,149	478,155
Lease revenue (3)	5,914	—	—	—	5,914
Total revenues from contracts with all customers	$420,645	$—	$61,275	$2,149	$484,069
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $2.9 million and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

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
As of March 31, 2021, the Company had $622.2 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 24% of these remaining performance obligations as revenue in 2021, and the remaining 76% to be recognized over a weighted average period of 12.8 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2021, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $302.5 million and $321.5 million as of March 31, 2021 and December 31, 2020, respectively, and $214.8 million and $213.2 million as of March 31, 2020 and December 31, 2019, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $19.0 million and $19.2 million as of March 31, 2021 and December 31, 2020, respectively, and $17.1 million and $16.4 million as of March 31, 2020 and December 31, 2019, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2020 and 2019 has been recognized as of March 31, 2021 and March 31, 2020, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of March 31, 2021, we operated a global network of 242 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 198 warehouses in North America, 26 in Europe, 15 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 27 temperature-controlled warehouses and one with Comfrio, which owns or operates 23 temperature-controlled warehouses.
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
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other service costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Labor expense is also impacted as a result of discretionary bonuses. In response to the COVID-19 pandemic, we have incorporated certain inefficiencies such as staggered break schedules, social distancing, and other changes to process, all of which we expect to continue to incur going forward. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the temperature zone or type of freezing capabilities required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation (which include incremental supplies as a result of COVID-19), repairs and maintenance on real estate, rent under real property operating leases, where applicable, security, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), PPE to maintain the health and safety of our associates, warehouse administration and other related services costs.
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

Key Factors Affecting Our Business and Financial Results
Acquisitions and Joint Ventures
On March 1, 2021, the Company acquired Liberty Freezers for C$55.0 million. The acquisition was funded using funds drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On December 30, 2020, we completed the acquisition of Agro Merchants for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree and Agro management, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $119.9 million and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. Agro Merchants operated more than 236 million cubic feet of temperature-controlled warehouse and distribution space across 46 facilities and provided transportation services in the United States, Europe, Australia and Chile. Since the date of acquisition, we have reported the results of the facilities within our warehouse segment, and the results of Agro’s transportation services within our transportation segment.

On November 2, 2020, we completed the acquisition of New Jersey based Hall’s Warehouse Corporation for $489.2 million. Hall’s consisted of eight facilities near the Port of Newark. Hall’s also provides transportation services to its customers. Since the date of acquisition, we have reported the results of the facilities within our warehouse segment, and the results of Hall’s transportation services within our transportation segment.
On August 31, 2020, we completed the acquisition of Caspers Cold Storage for cash consideration of approximately $25.6 million utilizing available cash on hand. Caspers consisted of a single temperature-controlled warehouse located in Tampa, Florida. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
Additionally, on August 31, 2020, we completed the acquisition of AM-C Warehouses for cash consideration of approximately $82.7 million utilizing available cash on hand. AM-C Warehouses consisted of an owned facility in Mansfield, Texas and a leased facility in Grand Prairie, Texas. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On March 6, 2020, we acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. for Brazil Real Dollars of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. We funded the purchase price using cash on hand. Our pro-rata share of SuperFrio’s results are included within “(Loss) income from investments in partially owned entities”. As of March 31, 2021, SuperFrio owns or operates 27 temperature-controlled warehouses in Brazil.
On January 2, 2020, we completed the purchase of all outstanding shares of Nova Cold for cash consideration of C$338.7 million (USD $260.6 million), net of cash received. Nova Cold consisted of four temperature-controlled facilities in Toronto, Calgary and Halifax. The acquisition was funded utilizing proceeds from the settlement of our April 2019 forward sale agreement combined with cash drawn on our 2018 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
Also, on January 2, 2020, we completed the purchase of all outstanding membership interests of Newport Cold for cash consideration of $57.7 million, net of cash received, utilizing available cash on hand. Newport Cold consists of a single temperature-controlled warehouse located in St. Paul, Minnesota. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
Refer to Note 2, 3 and 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

COVID-19
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers and business partners. While we have not experienced significant disruptions on our operations from the COVID-19 pandemic thus far, we are unable to predict the future impact that the COVID-19 pandemic may have on our financial condition, results of operations and cash flows due to numerous uncertainties arising from the pandemic. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others. Our business is deemed an “essential business” as defined by the Department of Homeland Security, which means that our associates are able to continue working in our facilities during “shelter-in-place” or “stay-at-home” orders. The outbreak of COVID-19 in the United States and other countries in which we operate, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has led many nations, states and local authorities to institute “shelter-in-place” or “stay-at-home” orders, mandate business and school closures and restrict travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. Many countries, states and cities have begun implementing “reopening” plans, however, these restrictions vary widely by jurisdiction and may continue to change as the COVID-19 pandemic progresses. The negative impacts of the COVID-19 pandemic are pervasive across a broad spectrum of industries, including industries in which we, our customers and business partners operate. Negative impacts from COVID-19 may negatively impact the business and operations of our customers and business partners (including our suppliers). Further, the impacts of a potentially worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer and business spending as well as other unanticipated consequences continue to remain unknown. The impacts of locations of outbreaks and actions mandated by governmental authorities or taken voluntarily by businesses and individuals to contain or mitigate the spread of COVID-19 and the timing of the repeal or loosening of such restrictions are also unknown. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for further considerations, “Risk Factors - Risks Related to Public Health Crises - We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus and variants (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure and may have a material adverse effect on us.”
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

	Foreign exchange rates as of March 31, 2021	Average foreign exchange rates used to translate actual operating results for the three months ended March 31, 2021	Foreign exchange rates as of March 31, 2020	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended March 31, 2021(1)
Canadian dollar	0.796	0.790	0.708	0.744
Euro	1.173	1.205	N/A	1.104
British Pound	1.378	1.379	N/A	1.280
Poland Zloty	0.253	0.265	N/A	0.256
Australian dollar	0.760	0.773	0.614	0.657
New Zealand dollar	0.699	0.719	0.596	0.634
Argentinian peso	0.011	0.011	0.016	0.016
Chilean Peso	0.001	0.001	N/A	0.001
Brazilian real	0.178	0.183	0.193	0.208
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
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain transportation operations, the exit of certain managed warehouse agreements, the exit of the China JV, and the sale of our quarry business. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
Strategic Shift within Our Transportation Segment
Several years ago, we initiated a strategic shift in our transportation segment services and solutions. The intention of this strategic shift was to better focus our business on the operation of our temperature-controlled warehouses. Specifically, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, in favor of more profitable and value-added programs, such as regional, national, truckload and retailer-specific multi-vendor consolidation services. We designed each value-added program to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased client retention, as well as maintain high occupancy levels in our temperature-controlled warehouses. Over the last several years, we have made significant progress in implementing our strategic initiative of growing our transportation service offering in a way that complements our temperature-controlled warehouse business, for example, we have also added a dedicated fleet service offering through acquisitions such as Agro and Hall’s. We intend to continue executing this strategy in the future.
Historically Significant Customer
For the three months ended March 31, 2021 and 2020, one customer accounted for more than 10% of our total revenues. For the three months ended March 31, 2021 and 2020, sales to this customer were $65.8 million and $55.6 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $61.3 million and $51.0 million represented reimbursements for certain expenses we incurred during the three months ended March 31, 2021 and 2020, respectively, were offset by matching expenses included in our third party managed cost of operations.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended March 31, 2021 includes all properties that we owned at January 2, which had both been owned and had reached “normalized operations” by January 2, 2020.
We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses, corporate-level acquisition, litigation and other expenses and gain or loss on sale of real estate). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
The following table shows the number of same-store warehouses in our portfolio as of March 31, 2021. The number of warehouses owned or operated in as of March 31, 2021 and excluded as same-store warehouses for the period ended March 31, 2021 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	242
Same Store Warehouses	162
Non-Same Store Warehouses (1)	71
Third-Party Managed Warehouses	9
(1) During the first quarter of 2021, we completed the acquisition of Liberty Freezers resulting in the addition of four facilities.
As of March 31, 2021, our portfolio consisted of 242 total warehouses, including 233 within the warehouse segment and 9 in the third-party managed segment. In addition, we hold minority interests in two Brazilian joint ventures, Superfrio, which owns or operates 27 temperature-controlled warehouses, and Comfrio, which owns or operates 23 temperature-controlled warehouses.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended March 31, 2021 and 2020
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,			Change
	2021 actual	2020 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$205,275	$201,686	$162,308	26.5%	24.3%
Warehouse services	280,176	271,893	218,760	28.1%	24.3%
Total warehouse segment revenues	485,451	473,579	381,068	27.4%	24.3%

Power	26,204	25,750	19,704	33.0%	30.7%
Other facilities costs (2)	50,532	49,699	32,102	57.4%	54.8%
Labor	214,547	208,238	170,138	26.1%	22.4%
Other services costs (3)	47,987	47,051	32,351	48.3%	45.4%
Total warehouse segment cost of operations	$339,270	$330,738	$254,295	33.4%	30.1%

Warehouse segment contribution (NOI)	$146,181	$142,841	$126,773	15.3%	12.7%
Warehouse rent and storage contribution (NOI) (4)	$128,539	$126,237	$110,502	16.3%	14.2%
Warehouse services contribution (NOI) (5)	$17,642	$16,604	$16,271	8.4%	2.0%

Total warehouse segment margin	30.1%	30.2%	33.3%	-316 bps	-311 bps
Rent and storage margin(6)	62.6%	62.6%	68.1%	-546 bps	-549 bps
Warehouse services margin(7)	6.3%	6.1%	7.4%	-114 bps	-133 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.3 million and $2.8 million, on an actual basis, for the first quarter of 2021 and 2020, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.9 million and $2.8 million, on an actual basis, for the first quarter of 2021 and 2020, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $485.5 million for the three months ended March 31, 2021, an increase of $104.4 million, or 27.4%, compared to $381.1 million for the three months ended March 31, 2020. On a constant currency basis, our warehouse segment revenues were $473.6 million for the three months ended March 31, 2021, an increase of $92.5 million, or 24.3%, from the three months ended March 31, 2020. Approximately $109.1 million of the increase, on an actual currency basis, was primarily driven by acquisitions completed between April 2020 and March 2021. We acquired 57 warehouse facilities as a result of the Agro, Hall’s, AM-C and Caspers acquisitions between April 1, 2020 and December 31, 2020. As a result, these facilities are reflected in the entirety of the current period but none of the comparable prior period. Additionally, we acquired four facilities on March 1, 2021 as a result of the Liberty Freezers acquisition, and the results of these facilities are included in the current period since the date of acquisition. Revenue growth was also due to contractual rate escalations and our stabilized developments. This was partially offset by the decline in the holdings and throughput of food production and food service activity. The food manufacturers have been significantly impacted by COVID-19 outbreaks resulting in manufacturing inefficiencies, which has impacted our holdings and throughput. The consumption in food services continued to increase as re-opening plans progressed, but continues at a much lower level when compared to the prior year. The foreign currency translation of revenues earned by our foreign operations had a net $11.9 million favorable impact during the three months ended March 31, 2021, which was mainly driven by the weakening of the U.S. dollar against the Australian dollar and the Euro.
Warehouse segment cost of operations was $339.3 million for the three months ended March 31, 2021, an increase of $85.0 million, or 33.4%, compared to the three months ended March 31, 2020. On a constant currency basis, our warehouse segment cost of operations was $330.7 million for the three months ended March 31, 2021, an increase of $76.4 million, or 30.1%, from the three months ended March 31, 2020. Approximately $82.4 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations in response to COVID-19, as well as higher property tax and insurance costs which are reflective of current market trends. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $8.5 million unfavorable impact during the three months ended March 31, 2021.
For the three months ended March 31, 2021, warehouse segment contribution (NOI), increased $19.4 million, or 15.3%, to $146.2 million for the first quarter of 2021 compared to $126.8 million for the first quarter of 2020. The foreign currency translation of our results of operations had a $3.3 million favorable impact to the warehouse segment contribution period-over-period due to the weakening of the U.S. dollar. On a constant currency basis, warehouse segment NOI increased 12.7%. Approximately $26.8 million of the increase, on an actual basis, was primarily driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, and the growth and modest synergies experienced period-over-period during overlapping periods of ownership for sites acquired during the first quarter of 2020. The growth is also attributable to contractual rate escalations, and our recently completed developments. The increase was partially offset by the following factors that impacted our same-store facilities: lower throughput and holdings driven by the impact of COVID-19 on the food manufacturing supply chain, the impact of exports on the first quarter of 2020, increased costs including property insurance and taxes, facility leasing costs and the impact of COVID-19 costs to maintain the health and safety of our employees.
Same Store and Non-Same Store Analysis
We had 162 same stores for the three months ended March 31, 2021. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Agro, AM-C Warehouses, Caspers, Halls, and Liberty Freezers, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,			Change
	2021 actual	2020 constant currency(1)	2020 actual	Actual	Constant currency
Number of same store sites	162		162	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$149,166	$147,516	$152,805	(2.4)%	(3.5)%
Warehouse services	206,085	200,373	208,861	(1.3)%	(4.1)%
Total same store revenues	355,251	347,889	361,666	(1.8)%	(3.8)%
Same store cost of operations:
Power	17,857	17,724	18,428	(3.1)%	(3.8)%
Other facilities costs	32,939	32,593	29,827	10.4%	9.3%
Labor	158,905	154,320	158,907	—%	(2.9)%
Other services costs	27,108	26,902	29,575	(8.3)%	(9.0)%
Total same store cost of operations	$236,809	$231,539	$236,737	—%	(2.2)%

Same store contribution (NOI)	$118,442	$116,350	$124,929	(5.2)%	(6.9)%
Same store rent and storage contribution (NOI)(2)	$98,370	$97,199	$104,550	(5.9)%	(7.0)%
Same store services contribution (NOI)(3)	$20,072	$19,151	$20,379	(1.5)%	(6.0)%

Total same store margin	33.3%	33.4%	34.5%	-120 bps	-110 bps
Same store rent and storage margin(4)	65.9%	65.9%	68.4%	-247 bps	-253 bps
Same store services margin(5)	9.7%	9.6%	9.8%	-2 bps	-20 bps

	Three Months Ended March 31,			Change
	2021 actual	2020 constant currency(1)	2020 actual	Actual	Constant currency
Number of non-same store sites(6)	71		10	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$56,109	$54,170	$9,503	490.4%	470.0%
Warehouse services	74,091	71,520	9,899	648.5%	622.5%
Total non-same store revenues	130,200	125,690	19,402	571.1%	547.8%
Non-same store cost of operations:
Power	8,347	8,026	1,276	554.2%	529.0%
Other facilities costs	17,593	17,106	2,275	673.3%	651.9%
Labor	55,642	53,918	11,231	395.4%	380.1%
Other services costs	20,879	20,149	2,776	652.1%	625.8%
Total non-same store cost of operations	$102,461	$99,199	$17,558	483.6%	465.0%

Non-same store contribution (NOI)	$27,739	$26,491	$1,844	1,404.3%	1,336.6%
Non-same store rent and storage contribution (NOI)(2)	$30,169	$29,038	$5,952	406.9%	387.9%
Non-same store services contribution (NOI)(3)	$(2,430)	$(2,547)	$(4,108)	40.8%	38.0%

Total non-same store margin	21.3%	21.1%	9.5%	1180 bps	1157 bps
Non-same store rent and storage margin(4)	53.8%	53.6%	62.6%	-886 bps	-903 bps
Non-same store services margin(5)	(3.3)%	(3.6)%	(41.5)%	3822 bps	3794 bps

	Three Months Ended March 31,			Change
	2021 actual	2020 constant currency(1)	2020 actual	Actual	Constant currency
Total warehouse segment revenues	$485,451	$473,579	$381,068	27.4%	24.3%
Total warehouse cost of operations	$339,270	$330,738	$254,295	33.4%	30.1%
Total warehouse segment contribution	$146,181	$142,841	$126,773	15.3%	12.7%
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
(6)Non-same store warehouse count of 71 includes four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, and three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020. The results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,		Change
Units in thousands except per pallet and site number data - unaudited	2021	2020
Number of same store sites	162	162	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,885	3,094	(6.8)%
Economic occupancy percentage	76.7%	82.6%	-597 bps
Same store rent and storage revenues per economic occupied pallet	$51.70	$49.38	4.7%
Constant currency same store rent and storage revenues per economic occupied pallet	$51.13	$49.38	3.5%

Physical occupancy(2)
Average physical occupied pallets	2,562	2,893	(11.5)%
Average physical pallet positions	3,764	3,745	0.5%
Physical occupancy percentage	68.1%	77.3%	-920 bps
Same store rent and storage revenues per physical occupied pallet	$58.23	$52.81	10.3%
Constant currency same store rent and storage revenues per physical occupied pallet	$57.59	$52.81	9.0%

Same store warehouse services:
Throughput pallets (in thousands)	7,125	7,747	(8.0)%
Same store warehouse services revenues per throughput pallet	$28.92	$26.96	7.3%
Constant currency same store warehouse services revenues per throughput pallet	$28.12	$26.96	4.3%

Number of non-same store sites(3)	71	10	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	1,088	162	571.6%
Economic occupancy percentage	78.0%	61.9%	1602 bps

Physical occupancy(2)
Average physical occupied pallets	1,066	155	586.3%
Average physical pallet positions	1,396	262	432.8%
Physical occupancy percentage	76.4%	59.4%	1700 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	2,405	452	432.3%
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

(3)Non-same store warehouse count of 71 includes four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, and three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020. The results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 76.7% for the three months ended March 31, 2021, a decrease of 597 basis points compared to 82.6% for the year ended March 31, 2020. At the beginning of the year, storage levels were lower than prior year levels due to ongoing supply chain variability as a result of the COVID pandemic, as well as food manufacturers producing at less than full capacity. As such, our customers’ existing inventories were drawn down to meet consumer demand. Additionally, recent acquisitions came into the same store pool during the first quarter of 2021 which have a lower percentage of fixed commitment revenue compared to our legacy same stores. Our economic occupancy at our same stores for the three months ended March 31, 2021 was 859 basis points higher than our corresponding average physical occupancy of 68.1%. The decrease of 920 basis points in average physical occupancy compared to 77.3% for the year ended March 31, 2020 was partially driven by the factors mentioned above, as well as the build of inventory in the first quarter of 2020 arising partially from limitations in export activity, which generated lower throughput of inventory within our warehouses. Same store rent and storage revenues per economic occupied pallet increased 4.7% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.5% period-over-period.
Throughput pallets at our same stores were 7.1 million pallets for the three months ended March 31, 2021, a decrease of 8.0% from 7.7 million pallets for the three months ended March 31, 2020. This decrease was the result of the COVID related impacts in various sectors and commodities, including the initial surge of demand in the grocery retail sector at the outset of the pandemic during the prior comparable period, paired with the decrease in throughput in the food service sector and protein commodity. Same store warehouse services revenue per throughput pallet increased 7.3% compared to the prior year primarily as a result of contractual rate escalations, favorable business mix and an increase in higher-priced, value-added warehouse services such as repackaging, blast freezing, and case-picking, and favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 4.3% compared to the prior year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of managed sites	9		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$73,072	$72,262	$64,921	12.6%	11.3%
Third-party managed cost of operations	68,690	68,003	61,152	12.3%	11.2%
Third-party managed segment contribution	$4,382	$4,259	$3,769	16.3%	13.0%

Third-party managed margin	6.0%	5.9%	5.8%	19 bps	9 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $73.1 million for the three months ended March 31, 2021, an increase of $8.2 million, or 12.6%, compared to $64.9 million for the three months ended March 31, 2020. This increase was a result of higher business volume in our domestic and foreign managed operations due to the consumer demand shift to retail paired with the favorable impact of foreign currency translation related to our Australian managed revenues, partially offset by the exit of two Canadian managed sites during the second half of 2020.
Third-party managed cost of operations was $68.7 million for the three months ended March 31, 2021, an increase of $7.5 million, or 12.3%, compared to $61.2 million for the three months ended March 31, 2020. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $4.4 million for the three months ended March 31, 2021, an increase of $0.6 million, or 16.3%, compared to $3.8 million for the three months ended March 31, 2020.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$76,272	$73,578	$35,917	112.4%	104.9%
Total transportation cost of operations	69,569	67,044	31,112	123.6%	115.5%
Transportation segment contribution (NOI)	$6,703	$6,534	$4,805	39.5%	36.0%

Transportation margin	8.8%	8.9%	13.4%	-459 bps	-450 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $76.3 million for the three months ended March 31, 2021, an increase of $40.4 million, or 112.4%, compared to $35.9 million for the three months ended March 31, 2020. Domestically, our transportation operations experienced an increase due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020. Furthermore, the increase is due to the revenue associated with transportation operations from the Agro acquisition, which closed on December 30, 2020.
Transportation cost of operations was $69.6 million for the three months ended March 31, 2021, an increase of $38.5 million, or 123.6%, compared to $31.1 million for the three months ended March 31, 2020. The increase is driven by the acquisitions mentioned above. Additionally, our costs increased due to a reduction in market capacity due to the COVID-19 pandemic, which has caused an increase in carrier fees.
Transportation segment contribution (NOI) was $6.7 million for the three months ended March 31, 2021, an increase of 39.5% compared to the three months ended March 31, 2020. Transportation segment margin decreased 459 basis points from the three months ended March 31, 2020, to 8.8% from 13.4%. The decrease in margin was primarily due to the acquisition of lower-margin transportation business compared to our legacy operations, coupled with higher costs as a result of the COVID-19 pandemic.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $77.2 million for the three months ended March 31, 2021, an increase of $25.6 million, or 49.6%, compared to $51.6 million for the three months ended March 31, 2020. This increase was primarily due to the acquisitions in 2020, as well as the Savannah development that was placed into service during the second quarter of 2020.

Selling, general and administrative. Corporate-level selling, general and administrative expenses were $45.1 million for the three months ended March 31, 2021, a increase of $8.2 million, or 22.1%, compared to $36.9 million for the three months ended March 31, 2020. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by costs assumed from the Agro and Hall’s acquisitions, net of synergies realized and higher professional fees. This is partially offset by lower travel costs due to the ongoing COVID-19 pandemic and related travel restrictions.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $20.8 million for the three months ended March 31, 2021, an increase of $19.1 million compared to the three months ended March 31, 2020. Included in these amounts are business acquisition related costs, litigation costs associated with litigation charges outside of the normal course of business or resulting from a settlement, severance as a result of synergies realized from acquisitions or operational transformation, and terminated site operations costs. During the three months ended March 31, 2021, we incurred $13.5 million of acquisition related expenses primarily comprised of professional fees and integration related costs in connection with completed and potential acquisitions, most of which related to the recently completed Agro Merchants acquisition. We also incurred $4.8 million of ongoing costs related to the cyber event that occurred in late 2020, and $2.4 million related to severance in our international operations and as a result of synergies from our recently completed acquisitions. During the three months ended March 31, 2020, we incurred $0.8 million of acquisition related expenses primarily comprised of employee retention, professional fees and integration related costs in connection with the completed and potential acquisitions. Additionally, we incurred $0.9 million of severance related to reduction in headcount as a result of the synergies from acquisitions and realignment of our international operations during the first quarter of 2020.
Other Expense and Income
The following table presents other items of expense and income for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,		Change
	2021	2020	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(25,956)	$(23,870)	8.7%
Interest income	224	587	(61.8)%
Loss on debt extinguishment, modifications and termination of derivative instruments	(3,499)	(781)	348.0%
Foreign currency exchange gain (loss), net	173	(492)	135.2%
Other income - net	505	871	(42.0)%
Loss from investments in partially owned entities	(700)	(27)	2,492.6%

Interest expense. Interest expense was $26.0 million for the three months ended March 31, 2021, an increase of $2.1 million, or 8.7%, compared to $23.9 million for the three months ended March 31, 2020. The increase was primarily due to the issuance of the Series D and Series E Senior Unsecured Notes in December 2020. This was partially offset by the decrease in interest expense on our Senior Unsecured Term Loan A Facility due to the early principal repayment of $100.0 million and $200.0 million in December 2020 and January 2021, respectively. The effective interest rate of our outstanding debt decreased from 4.30% in the first quarter of 2020 to 3.31% in the first quarter of 2021.

Interest income. Interest income was $0.2 million for the three months ended March 31, 2021, which decreased by $0.4 million when compared to the $0.6 million for three months ended March 31, 2020. This change was primarily driven by a lower interest rate of 0.2% earned during the first quarter of 2021 compared to 1.4% during the first quarter of 2020.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $3.5 million for the three months ended March 31, 2021 decreased by $2.7 million compared to $0.8 million for three months ended March 31, 2020. This was primarily driven by the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs. Additionally, we recorded a charge of $0.6 million for the amortization of fees paid for the termination of interest rate swaps during 2020. During the three months ended March 31, 2020, in connection with the refinancing of the 2018 Senior Unsecured Credit Facility, we recorded a charge of $0.8 million for the write-off of unamortized deferred financing costs from the 2018 Senior Unsecured Credit Facility.
Other income - net. Other income - net was $0.5 million for the three months ended March 31, 2021 compared to $0.9 million for the three months ended March 31, 2020. The decrease of $0.4 million was primarily driven by lower customer lease restoration income and offset by a decrease in pension non-service costs.
Loss from investments in partially owned entities. During the first quarter of 2021 we incurred $0.7 million as our portion of net loss from the SuperFrio and Comfrio joint ventures. During the first quarter of 2020, we entered into the Superfrio joint venture for which we recorded a nominal amount as our portion of loss for the first quarter of 2020.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended March 31, 2021 was $0.8 million, an increase of $1.3 million from an income tax expense of $0.5 million for the three months ended March 31, 2020. The change in income tax was primarily attributable to an increase in the share-based compensation related tax benefits and loss generated from our foreign operations which did not occur during the three months ended March 31, 2020.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, litigation and other, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments and foreign currency exchange loss. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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
FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table below reconciles FFO, Core FFO and Adjusted FFO to net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(14,236)	$23,511
Adjustments:
Real estate related depreciation	52,280	35,442
Net gain on sale of real estate, net of withholding taxes	—	(2,096)
Net gain on asset disposals	(39)	—
Our share of reconciling items related to partially owned entities	266	34
NAREIT Funds from operations	38,271	56,891
Adjustments:
Net gain on sale of non-real estate assets	(119)	(165)
Acquisition, litigation and other	20,751	1,688
Share-based compensation expense, IPO grants	163	373
Loss on debt extinguishment, modifications and termination of derivative instruments	3,499	781
Foreign currency exchange (gain) loss	(173)	492
Our share of reconciling items related to partially owned entities	154	—
Core FFO applicable to common shareholders	62,546	60,060
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,148	1,546
Amortization of below/above market leases	39	76
Straight-line net rent	(155)	(109)
Deferred income taxes benefit	(2,002)	(2,102)
Share-based compensation expense, excluding IPO grants	4,867	3,934
Non-real estate depreciation and amortization	24,931	16,162
Maintenance capital expenditures (a)	(15,731)	(12,438)
Our share of reconciling items related to partially owned entities	278	22
Adjusted FFO applicable to common shareholders	$75,921	$67,151

(a)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, earnings before interest expense, taxes, depreciation and amortization, net gain on sale of real estate, net of withholding taxes, and adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other expenses, loss on debt extinguishment, modifications and termination of derivative instruments, share-based compensation expense, foreign currency exchange gain or loss, loss from investments in partially owned entities, net gain on sale of non-real estate assets and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

We use EBITDAre and Core EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDAre and Core EBITDA to net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(14,236)	$23,511
Adjustments:
Depreciation and amortization	77,211	51,604
Interest expense	25,956	23,870
Income tax (benefit) expense	(791)	91
Net gain on sale of real estate, net of withholding taxes	—	(2,096)
Adjustment to reflect share of EBITDAre of partially owned entities	649	60
NAREIT EBITDAre	$88,789	$97,040
Adjustments:
Acquisition, litigation and other	20,751	1,688
Loss from investments in partially owned entities	700	27
(Gain) Loss on foreign currency exchange	(173)	492
Share-based compensation expense	5,030	4,307
Loss on debt extinguishment, modifications and termination of derivative instruments	3,499	781
Net gain on sale of non-real estate assets	(158)	(165)
Reduction in EBITDAre from partially owned entities	(649)	(60)
Core EBITDA	$117,789	$104,110

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:

•current cash balances;
•cash flows from operations;
•our 2020 Senior Unsecured Revolving Credit Facility;
•our outstanding equity forward sale agreements;
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
•capital expenditures;
•debt service obligations; and
•quarterly shareholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the three months ended March 31, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.

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

On April 16, 2020, we entered into an equity distribution agreement, pursuant to which we may sell up to an aggregate sales price of $500.0 million of our common shares through an ATM equity program (an “ATM Equity Program”). Sales of our common shares made pursuant to the ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use any net proceeds from sales of our common shares pursuant to the new ATM Equity Program for working capital, capital expenditures and other general corporate purposes, which may include funding development, expansion and acquisitions opportunities and the repayment of outstanding indebtedness.
There was no activity under the 2020 ATM Equity Program during the first quarter of 2021. After considering the common shares issued and the forward sale agreements entered into during the year ended December 31, 2020, we had approximately $227.4 million availability remaining for distribution under the ATM Equity Program as of March 31, 2021.
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
Our bad debt expense was $0.9 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we maintained bad debt allowances of approximately $12.9 million, which we believed to be adequate.

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
We declared the following dividends on its common shares during the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

Three Months Ended March 31, 2021
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
December (2020)/January	$0.21	$—	$53,820
December(a)		—	(693)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2020)/January		—	6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December (2020)/January(b)		—	1,823	Dividend equivalents paid on vested restricted stock units related to the market performance-based awards granted in 2018.
March/April	0.22	56,029	—
		$56,029	$54,956
(a)Declared in December 2019 and included in the $53.8 million declared, see description to the right regarding timing of payment.
(b)Dividend equivalents accrued related to the market performance-based awards granted in 2018 paid in January 2021 following award vesting date of January 8, 2021.

Three Months Ended March 31, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
December (2019)/January	$0.20	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.21	42,568	—
		$42,568	$38,631
(a)Declared in December 2019 and included in the $38.8 million declared, see description to the right regarding timing of payment.

Outstanding Indebtedness
The following table presents our outstanding indebtedness as of March 31, 2021 and December 31, 2020.

	Stated Maturity Date		Effective Interest Rate as of March 31, 2021(8)	Outstanding principal amount at
Indebtedness		Contractual Interest Rate		March 31, 2021	December 31, 2020
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$172,927	$174,693
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,000
Total 2013 Mortgage Loans				274,927	276,693

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	200,000
Series B notes	1/2029	4.86%	4.92%	400,000	400,000
Series C notes	1/2030	4.10%	4.15%	350,000	350,000
Series D notes(5)	1/2031	1.62%	1.67%	469,200	488,640
Series E notes(6)	1/2033	1.65%	1.70%	410,550	427,560
Total Senior Unsecured Notes				1,829,750	1,866,200

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.43%	125,000	325,000
2020 Senior Unsecured Term Loan Tranche A-2(2)(4)	3/2025	C+0.95%	1.51%	199,025	196,325
Total 2020 Senior Unsecured Term Loan A Facility(4)				324,025	521,325

Total principal amount of indebtedness				$2,428,702	$2,664,218
Less: unamortized deferred financing costs				(12,474)	(15,952)
Total indebtedness, net of unamortized deferred financing costs				$2,416,228	$2,648,266

2020 Senior Unsecured Revolving Credit Facility(3)(7)	3/2024	C+0.95%	1.53%	$43,786	$—
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021.
(5) The Senior Unsecured Notes Series D is denominated in Euros and aggregates to Euro $400.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021 and December 31, 2020.
(6) The Senior Unsecured Notes Series E is denominated in Euros and aggregates to Euro $350.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021 and December 31, 2020.
(7) The Senior Unsecured Revolving Credit Facility is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2021.
(8) The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 3.31% and 3.19% as of March 31, 2021 and December 31, 2020, respectively.

2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility maturing January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023. The total borrowing capacity of the 2020 Senior Unsecured Credit Facility was approximately $1.4 billion USD. The Company reduced the margin on 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Credit Facility by five basis points.
On December 30, 2020, we paid $100 million on our Term Loan A Tranche A-1 facility. On January 29, 2021, we executed an amendment to our existing credit agreement which expanded our revolving credit facility borrowing capacity by $200 million. Other terms associated with the credit facility, such as the interest rate, fees, and maturity, remained unchanged. In tandem with the amendment, we repaid $200 million of our Term Loan A Tranche A-1 facility.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $125.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge for the Company’s investment in the recently completed Nova Cold acquisition. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of March 31, 2021, $2.6 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loan” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024, with the option to extend the maturity up to two times, each for a six-month period. In order to extend, the Company must not be in default, all representations and warranties must be in effect, obtain updated resolutions from loan parties, and an additional 6.25 bps extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Additionally, there were unamortized deferred financing costs at the time of entering into the agreement of $2.8 million which will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of March 31, 2021, $5.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet.
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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of March 31, 2021, the Company was in compliance with all debt covenants.
There were $21.8 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of March 31, 2021.
Series A, B, C, D and E Senior Unsecured Notes
On December 30, 2020, we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350.00 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity, with the first payment occurring July 7, 2021. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method. The proceeds of the Series D and Series E issuance were used to provide long-term financing for the Halls acquisition, general corporate purposes and to repay a portion of the 2020 Senior Unsecured Term Loan Tranche A-1.
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

The Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the relevant note agreement, including:

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
As of March 31, 2021, we were in compliance with all debt covenants.
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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of March 31, 2021, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.8 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse carve-outs.

The 2013 Mortgage Loans also require compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of March 31, 2021, the Company was in compliance with all debt covenants.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of March 31, 2021, we were in compliance with all debt covenants.

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
In the first quarter of 2021, the Company repaid $200 million of principal on the Senior Unsecured Term Loan A Facility and recorded $2.9 million to “Loss on debt extinguishment and modifications” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs.
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
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$12,928	$9,390
Personal property	1,782	2,298
Information technology	1,021	750
Maintenance capital expenditures	$15,731	$12,438

Maintenance capital expenditures per cubic foot	$0.011	$0.011
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$8,376	$6,797
Personal property	11,454	8,184
Repair and maintenance expenses	$19,830	$14,981

Repair and maintenance expenses per cubic foot	$0.014	$0.014
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

Acquisitions
The acquisition completed during the first quarter of 2021 relates to Liberty Freezers. The acquisitions completed during the first quarter of 2020 relate to Newport and Nova Cold. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the three months ended March 31, 2021 are primarily driven by $31.2 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $15.2 million related to the ongoing Atlanta major markets strategy project, $5.0 million related to our Russellville expansion, $4.0 million related to our Calgary, Canada expansion and $11.9 million related to the Auckland, New Zealand expansion project which was started during the second quarter of 2020.
As a result of the Agro Acquisition on December 30, 2020, we acquired an expansion project in Lurgan, Northern Ireland, which was continued during the first quarter of 2021. We incurred an additional $2.7 million during the three months ended March 31, 2021 for this expansion project.
Expansion and development initiatives also include $3.8 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $9.4 million for contemplated future expansion or development projects.
The following table sets forth our acquisition, expansion and development capital expenditures for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$41,956	$315,583
Expansion and development initiatives	83,268	29,586
Information technology	1,528	951
Growth and expansion capital expenditures	$126,752	$346,120

Historical Cash Flows

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$46,531	$80,517
Net cash used in investing activities	$(143,737)	$(358,074)
Net cash (used in) provided by financing activities	$(235,530)	$315,101

Operating Activities
For the three months ended March 31, 2021, our net cash provided by operating activities was $46.5 million, a decrease of $31.0 million, compared to $80.5 million for the three months ended March 31, 2020. The decrease is primarily due to higher acquisition related costs and selling, general and administrative expense, as well as the 2020 bonus payment which was paid during the three months ended March 31, 2021 as compared to the 2019 bonus which was paid during the three months ended June 30, 2020. This was partially offset by higher segment contribution as a result of our recent acquisitions.
Investing Activities

Our net cash used in investing activities was $143.7 million for the three months ended March 31, 2021 compared to $358.1 million for the three months ended March 31, 2020. Cash used in connection with business combinations during 2021 was $42.0 million and related to the Liberty Freezers acquisition. Additions to property, buildings and equipment were $100.5 million, reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, New Zealand, Calgary and Russellville expansion and development projects. Additionally, we invested $1.6 million in SuperFrio during the first quarter of 2021.
Net cash used in investing activities of $358.1 million for the three months ended March 31, 2020 primarily related to cash used for the acquisitions of Newport and Nova Cold totaling $315.6 million, cash used for additions to property, buildings and equipment of $62.3 million, and our initial investment of $25.7 million in the Brazil joint venture with SuperFrio. These investments were offset by $42.5 million in proceeds from the sale of land and property, buildings and equipment.
Financing Activities
Net cash used in financing activities was $235.5 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $315.1 million for the three months ended March 31, 2020. Cash used in financing activities for the current period primarily consisted of $201.8 million of repayments on term loan and mortgage notes, $55.0 million of quarterly dividend distributions paid, $14.9 million in payment of withholding taxes related to share-based payment arrangements and $7.2 million of financing lease payments. These cash outflows were partially offset by $43.5 million in proceeds from our revolving line of credit, and $4.3 million of proceeds received upon exercise of stock options.
Net cash provided by financing activities was $315.1 million for the three months ended March 31, 2020 and primarily consisted of $233.6 million net proceeds from the April 2019 equity forward contract settled in January 2020, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $186.8 million in proceeds from our revolving credit facility. These cash inflows were partially offset by $177.1 million of repayment on the revolving credit facility using the proceeds from our refinancing of our Senior Unsecured Term Loan, $38.6 million of quarterly dividend distributions paid, $51.7 million of repayments on our term loan and mortgage notes and $8.3 million of payments related to debt issuance costs.
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
As of March 31, 2021, we had $125 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. At March 31, 2021, one-month LIBOR was at approximately 0.11% and one-month CDOR was at 0.41%, therefore a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $3.7 million. A 100 basis point decrease in market interest rates would result in a $1.0 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2021 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
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

Changes in Internal Control over Financial Reporting
On December 30, 2020, we acquired Agro, refer to Note 3 - Business Combinations of this Form 10-Q for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Agro into our internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) resulting from the acquisition of Agro may occur and will be evaluated by management as such integration activities are implemented. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we intend to include the internal controls and procedures of Agro in our annual assessment of the effectiveness of our internal control over financial reporting for our 2021 fiscal year.
Excluding the Agro acquisition, there has not been any change in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 14 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors
Risk factors that could harm our business, results of operations and financial condition are discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
4.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 23, 2021 (File No. 001-34723))
10.1	Third Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on February 4, 2021 (File No. 001-34723))
10.2#	Form of Performance Restricted Stock Unit Agreement
10.3#	Form of Time-Based Restricted Stock Unit Agreement
10.4#	Form of Performance OP Unit Award Agreement
10.5#	Form of Time-Based OP Unit Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	May 7, 2021	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)