Form 10-K/A
period 2020-12-31
AMERICOLD REALTY TRUST
filed 2021-06-03
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amendment Filing”) amends the Annual Report on Form 10-K of Americold Realty Trust (the “Registrant”) for the year ended December 31, 2020 initially filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Filing”) for the purpose of updating the disclosure in Item 9A., Controls and Procedures. Management’s Annual Report on disclosure controls and procedures contained in Item 9A. of the Original Filing, which inadvertently omitted a statement disclosing the conclusions of the Registrant’s principal executive and principal financial officers regarding the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2020. This Amendment Filing corrects such omission.

This Amendment Filing also amends Item 15 of Part IV of the Original Filing solely to include as exhibits (i) a new Exhibit 22, List of Guarantors and Subsidiary Issuers of Guaranteed Securities and (ii) the certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment Filing, paragraph 3 of the certifications has been omitted. The Registrant is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment Filing.

Except as expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment Filing should be read in conjunction with the Original Filing and the Registrant’s other filings with the SEC subsequent to the filing of the Original Filing.

ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2020 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which was included in the Original Filing.

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

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

 Americold Realty Trust and Subsidiaries

The following documents are filed as a part of this Form 10-K/A or incorporated by reference:
a.Financial Statements and Schedules
The response to this portion of Item 15 is incorporated by reference from the Original Filing, into this Amendment.
b.Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into this Amendment.
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

10.25	Form of Annual Trustee OP Unit Award Agreement (incorporated by referenced to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.26	Form of Retention OP Unit Award Agreement (incorporated by referenced to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.27	Form of Performance OP Unit Award Agreement (incorporated by referenced to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.28	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020 (File No. 001-34723))
21.1	List of Subsidiaries

22*	List of Guarantors and Subsidiary Issuers of Guaranteed Securities
23.1*	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
95.1	Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.
104*	The cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2020, formatted in Inline XBRL.
# This document has been identified as a management contract or compensatory plan or arrangement.
* Filed herewith
    Certain agreements and other documents filed as exhibits to this Form 10-K/A, or incorporated by reference, contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST

By:	/s/ Fred W. Boehler
Fred W. Boehler
Chief Executive Officer

Date: June 2, 2021