Form 10-Q
period 2021-06-30
AMERICOLD REALTY TRUST
filed 2021-08-06
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2021
Common Stock, $0.01 par value per share	261,078,912

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
•labor shortages;
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

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2021	December 31, 2020
Assets
Property, buildings and equipment:
Land	$705,862	$662,885
Buildings and improvements	3,847,631	4,004,824
Machinery and equipment	1,274,690	1,177,572
Assets under construction	382,730	303,531
	6,210,913	6,148,812
Accumulated depreciation	(1,504,758)	(1,382,298)
Property, buildings and equipment – net	4,706,155	4,766,514

Operating lease right-of-use assets	352,880	291,797
Accumulated depreciation – operating leases	(40,202)	(24,483)
Operating leases – net	312,678	267,314

Financing leases:
Buildings and improvements	24,761	60,513
Machinery and equipment	148,408	109,416
	173,169	169,929
Accumulated depreciation – financing leases	(53,785)	(40,937)
Financing leases – net	119,384	128,992

Cash, cash equivalents and restricted cash	316,077	621,051
Accounts receivable – net of allowance of $15,197 and $12,286 at June 30, 2021 and December 31, 2020, respectively	325,440	324,221
Identifiable intangible assets – net	875,038	797,423
Goodwill	1,018,288	794,335
Investments in partially owned entities	42,742	44,907
Other assets	107,518	86,394
Total assets	$7,823,320	$7,831,151

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$139,105	$—
Accounts payable and accrued expenses	563,566	552,547
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $11,994 and $15,952, in the aggregate, at June 30, 2021 and December 31, 2020, respectively	2,427,164	2,648,266
Sale-leaseback financing obligations	184,515	185,060
Financing lease obligations	111,703	125,926
Operating lease obligations	285,715	269,147
Unearned revenue	20,344	19,209
Pension and postretirement benefits	7,880	9,145
Deferred tax liability – net	208,799	220,502
Multi-employer pension plan withdrawal liability	8,354	8,528
Total liabilities	3,957,145	4,038,330
Commitments and contingencies (Note 14)
Equity
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 500,000,000 and 325,000,000 authorized shares; 261,015,053 and 251,702,603 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,610	2,517
Paid-in capital	4,900,398	4,687,823
Accumulated deficit and distributions in excess of net earnings	(1,036,987)	(895,521)
Accumulated other comprehensive loss	(4,628)	(4,379)
Total shareholders’ equity	3,861,393	3,790,440
Noncontrolling interests:
Noncontrolling interests in operating partnership and consolidated joint venture	4,782	2,381
Total equity	3,866,175	3,792,821

Total liabilities and equity	$7,823,320	$7,831,151
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rent, storage and warehouse services	$503,734	$372,411	$989,185	$753,479
Third-party managed services	72,173	72,954	145,245	137,875
Transportation services	78,800	34,861	155,072	70,778
Other	—	2,296	—	4,459
Total revenues	654,707	482,522	1,289,502	966,591
Operating expenses:
Rent, storage and warehouse services cost of operations	359,355	252,279	698,625	506,574
Third-party managed services cost of operations	70,480	69,655	139,170	130,807
Transportation services cost of operations	69,550	30,089	139,119	61,201
Cost of operations related to other revenues	33	2,161	59	4,269
Depreciation and amortization	84,459	52,399	161,670	104,003
Selling, general and administrative	42,475	32,340	87,527	69,233
Acquisition, litigation and other	3,922	2,801	24,673	4,489
Impairment of long-lived assets	1,528	3,667	1,528	3,667
Gain from sale of real estate	—	(19,414)	—	(21,875)
Total operating expenses	631,802	425,977	1,252,371	862,368

Operating income	22,905	56,545	37,131	104,223

Other income (expense):
Interest expense	(26,579)	(23,178)	(52,535)	(47,048)
Interest income	191	261	415	848
Loss on debt extinguishment, modifications and termination of derivative instruments	(925)	—	(4,424)	(781)
Foreign currency exchange (loss) gain, net	(140)	315	33	(177)
Other expense, net	184	44	689	915
Loss from investments in partially owned entities	(61)	(129)	(761)	(156)
(Loss) income before income tax benefit (expense)	(4,425)	33,858	(19,452)	57,824
Income tax (expense) benefit
Current	(2,406)	(2,163)	(3,617)	(4,720)
Deferred	(6,568)	967	(4,566)	3,069
Total income tax expense	(8,974)	(1,196)	(8,183)	(1,651)

Net (loss) income	$(13,399)	$32,662	$(27,635)	$56,173
Net (loss) income attributable to non controlling interests	(29)	—	149	—
Net (loss) income attributable to Americold Realty Trust	$(13,370)	$32,662	$(27,784)	$56,173

Weighted average common shares outstanding – basic	253,213	201,787	253,076	201,294
Weighted average common shares outstanding – diluted	253,213	205,298	253,076	204,587

Net (loss) income per common share of beneficial interest - basic	$(0.05)	$0.16	$(0.11)	$0.28
Net (loss) income per common share of beneficial interest - diluted	$(0.05)	$0.16	$(0.11)	$0.27
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(13,399)	$32,662	$(27,635)	$56,173
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	396	412	777	826
Change in unrealized net gain (loss) on foreign currency	7,026	10,337	(3,656)	(15,210)
Unrealized gain (loss) on cash flow hedge	1,609	(3,494)	2,630	(7,533)
Other comprehensive (loss) income - net of tax	9,031	7,255	(249)	(21,917)
Other comprehensive income attributable to noncontrolling interests	20	—	8	—
Total comprehensive (loss) income attributable to Americold Realty Trust	$(4,348)	$39,917	$(27,876)	$34,256

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership and Consolidated Joint Venture

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(14,414)	—	178	(14,236)
Other comprehensive loss	—	—	—	–	(9,280)	(12)	(9,292)
Distributions on common shares, restricted stock and OP units	—	—	—	(55,909)	—	(120)	(56,029)
Share-based compensation expense	—	—	4,075	—	—	949	5,024
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	816,915	8	(10,089)	—	—	—	(10,081)
Balance - March 31, 2021	252,519,518	$2,525	$4,681,809	$(965,844)	$(13,659)	$3,376	$3,708,207
Net loss	—	—	—	(13,370)	—	(29)	(13,399)
Other comprehensive income	—	—	—	–	9,031	20	9,051
Distributions on common shares, restricted stock and OP units	—	—	—	(57,773)	—	(124)	(57,897)
Share-based compensation expense	—	—	3,922	—	—	1,539	5,461
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	66,431	1	(108)	—	—	—	(107)
Issuance of common shares	8,429,104	84	214,775	—	—	—	214,859
Balance - June 30, 2021	261,015,053	$2,610	$4,900,398	$(1,036,987)	$(4,628)	$4,782	$3,866,175

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss

	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
Net income	—	—	—	23,511	—	23,511
Other comprehensive loss	—	—	—	—	(29,172)	(29,172)
Distributions on common shares, restricted stock and OP units	—	—	—	(42,568)	—	(42,568)
Share-based compensation expense	—	—	4,298	—	—	4,298
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	216,056	2	(1,508)	—	—	(1,506)
Issuance of common shares	8,250,000	83	233,512	—	—	233,595
Cumulative effect of accounting change(1)	—	—	—	(500)	—	(500)
Balance - March 31, 2020	200,265,965	$2,003	$2,818,389	$(756,418)	$(43,298)	$2,020,676
Net income	—	—	—	32,662	—	32,662
Other comprehensive income	—	—	—	—	7,255	7,255
Distributions on common shares of beneficial interest	—	—	—	(43,271)	—	(43,271)
Share-based compensation expense	—	—	4,449	—	—	4,449
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	255,311	2	2,200	—	—	2,202
Issuance of common shares	3,094,431	31	107,002	—	—	107,033
Balance - June 30, 2020	203,615,707	$2,036	$2,932,040	$(767,027)	$(36,043)	$2,131,006
(1) Refer to Note 2 to the Condensed Consolidated Financial Statements for further discussion of the adoption of ASC 326.

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2021	2020
Operating activities:
Net (loss) income	$(27,635)	$56,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	161,670	104,003
Amortization of deferred financing costs and pension withdrawal liability	2,233	2,742
Amortization of above/below market leases	401	76
Loss on debt extinguishment, modifications and termination of derivative instruments	4,301	542
Foreign exchange (gain) loss	(33)	177
Loss from investments in partially owned entities	761	156
Share-based compensation expense	10,498	8,730
Deferred income tax benefit	4,566	(3,069)
Gain from sale of real estate	—	(21,875)
Gain on sale of assets	(475)	(420)
Impairment of long-lived assets	1,528	3,667
Provision for doubtful accounts receivable	2,910	3,554
Changes in operating assets and liabilities:
Accounts receivable	(1,775)	13,364
Accounts payable and accrued expenses	(14,332)	5,028
Other	(16,865)	(8,868)
Net cash provided by operating activities	127,753	163,980
Investing activities:
Proceeds from sale of investments in partially owned entities	596	—
Investment in partially owned entities	(6,260)	(26,197)
Proceeds from sale of property, buildings and equipment	1,063	69,051
Proceeds from the settlement of net investment hedge	—	3,034
Business combinations, net of cash acquired	(215,329)	(315,668)
Additions to property, buildings and equipment	(207,292)	(173,245)
Purchase of noncontrolling interest holders share in consolidated joint venture	(11,600)	—
Net cash used in investing activities	(438,822)	(443,025)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in Operating Partnership	(110,813)	(80,976)
Proceeds from stock options exercised	5,191	5,882
Remittance of withholding taxes related to employee share-based transactions	(15,791)	(5,650)
Proceeds from revolving line of credit	210,841	186,753
Repayment on revolving line of credit	(70,000)	(177,075)
Repayment of sale-leaseback financing obligations	(1,184)	(1,785)
Repayment of financing lease obligations	(19,337)	(8,853)
Payment of debt issuance costs	(3,110)	(8,345)
Repayment of term loan and mortgage notes	(203,493)	(53,342)
Proceeds from term loan	—	177,075
Net proceeds from issuance of common shares	214,775	340,628
Net cash provided by financing activities	7,079	374,312
Net (decrease) increase in cash, cash equivalents and restricted cash	(303,990)	95,267
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(984)	(4,040)
Cash, cash equivalents and restricted cash:
Beginning of period	621,051	240,613
End of period	$316,077	$331,840

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$63,587	$25,607
Addition of fixed assets under financing lease obligations	$11,553	$23,505
Addition of fixed assets under operating lease obligations	$3,368	$510

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$43,328	$46,877
Income taxes paid – net of refunds	$6,147	$1,405

	As of June 30,
	2021	2020
Allocation of purchase price to business combinations:
Land	$17,245	$33,829
Buildings and improvements	97,448	127,868
Machinery and equipment	19,073	40,105
Assets under construction	191	308
Operating and financing lease right-of-use assets	28,785	926
Cash and cash equivalents	6,107	1,997
Accounts receivable	3,796	5,271
Goodwill	42,579	66,950
Acquired identifiable intangible assets:
Customer relationships	52,003	78,286
Other assets	482	120
Accounts payable and accrued expenses	(5,527)	(2,282)
Operating and financing lease obligations	(20,467)	(590)
Unearned revenue	(84)	(607)
Deferred tax liability	(20,195)	(34,516)
Total consideration	$221,436	$317,665

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we), is a real estate investment trust (REIT) organized under Maryland law. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of June 30, 2021, we operated a global network of 246 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 200 warehouses in North America, 27 in Europe, 16 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 24 temperature-controlled warehouses.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99% of the partnership interests as of June 30, 2021. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the partnership interests as of June 30, 2021. Additionally, the aggregate partnership interests of all other limited partners was less than 1% as of June 30, 2021. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
The Company grants Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 11. Upon vesting these units represent interests in the Operating Partnership that are not owned by Americold Realty Trust.
On March 22, 2021, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 325,000,000 to 500,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of June 30, 2021 or December 31, 2020.
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
At December 31, 2020, there were 2,429,104 shares sold under the 2020 ATM Equity Program that were subject to forward sale agreements. These shares were settled for gross proceeds of $86.6 million during the three month period ended June 30, 2021. As of June 30, 2021, there were no forward shares outstanding under the 2020 ATM Equity Program.
On May 10, 2021, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM Equity Program (the “2021 ATM Equity Program”). Sales of our common shares made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the 2021 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. During the six months ended June 30, 2021, there were 1,530,034 common shares sold under the 2021 ATM Equity Program under forward sale agreements which must be settled by July 1, 2022 for gross proceeds of $59.6 million.
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
Other Equity Forwards and Activity
The Company has 4,785,000 forward shares outstanding as of June 30, 2021 that were originally entered into in connection with its October 2020 underwritten equity offering. Additionally, during the second quarter of 2021, the Company settled its forward sale agreement of 6,000,000 shares for proceeds of $128.5 million, originally issued in connection with its September 2018 underwritten equity offering.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Acquisitions and Investments in Joint Ventures
On May 28, 2021, the Company acquired Bowman Stores for £75.5 million, or $107.1 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On May 5, 2021, the Company acquired KMT Brrr! for $70.8 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On March 1, 2021, the Company acquired Liberty Freezers for Canadian Dollars of C$55.0 million, or $43.5 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On December 30, 2020, the Company completed the acquisition of privately-held Agro from an investor group led by funds managed by Oaktree Capital Management, L.P. (Oaktree) for consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree and Agro management, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $112.7 million and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion.
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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during 2020 from the COVID-19 pandemic, the six-months ended June 30, 2021 were negatively impacted by COVID-19 related disruptions in (1) the food supply chain; (ii) our customers’ production of goods; and (iii) the labor market impacting availability and cost. COVID-19 restrictions in certain markets where we or our customers operate continue to impact the food supply chain and our business. As a result, occupancy and throughput volume continue at lower than normal levels experienced prior to COVID-19. As the Company continues to protect its employees from the spread of COVID-19, it is incurring elevated labor related costs and incremental health and safety supplies costs relative to its pre-pandemic experience. The Company is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
Impairment of Long-Lived Assets
For the three and six months ended June 30, 2021, the Company recorded impairment charges totaling $1.5 million related to costs associated with development projects which management determined it would no longer pursue. For the three and six months ended June 30, 2020, the Company recorded impairment charges totaling $3.7 million, related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020.
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
We capitalized interest of $3.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, we capitalized interest of $5.7 million and $1.2 million, respectively. During the three months ended June 30, 2021 and 2020, we capitalized amounts relating to insurance, property taxes, and compensation and travel expense of employees direct and incremental to development of properties of approximately $0.8 million and $0.2 million, respectively, and during each of the six months ended June 30, 2021 and 2020, we capitalized $1.4 million and $0.3 million, respectively.

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
Recently Adopted Accounting Standards
Defined Benefit Plans
Effective January 1, 2021, we adopted ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, on a retrospective basis. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. Adoption of the new standard did not have a material impact on the condensed consolidated financial statements.

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
3. Business Combinations
Acquisitions Completed During the Six Months Ended June 30, 2021
Acquisition of Liberty Freezers
The Company completed the acquisition of Liberty Freezers on March 1, 2021 for total consideration of C$55.0 million, or $43.5 million, including cash received of C$1.8 million, or $1.4 million based on the exchange rate between the CAD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $2.9 million of land, $16.1 million of buildings and improvements, $1.9 million of machinery and equipment, $12.6 million of goodwill, $8.0 million of a customer relationship intangible asset, $28.8 million of operating right-of-use assets adjusted to reflect the favorable terms of the lease when compared with market terms, and $7.2 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canadian market and leveraging integration experience to drive synergies.
The acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill exists for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS in Canada. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of KMT Brrr!
The Company completed the acquisition of KMT Brrr! on May 5, 2021 for total consideration of $70.8 million, including cash received of $1.2 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $8.4 million of land, $42.0 million of buildings and improvements, $8.6 million of machinery and equipment, $6.2 million of goodwill, and $5.0 million of a customer relationship intangible asset, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market and leveraging integration experience to drive synergies.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The KMT Brrr! acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of Bowman Stores
The Company completed the acquisition of Bowman Stores on May 28, 2021 for total consideration of £75.5 million, or $107.1 million, including cash received of £2.4 million, or $3.4 million based on the exchange rate between the Pound Sterling and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $6.0 million of land, $30.5 million of buildings and improvements, $17.5 million of machinery and equipment, $23.8 million of goodwill, $39.0 million of a customer relationship intangible asset, and $13.0 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the European market and leveraging integration experience to drive synergies.
The Bowman acquisition was completed through the acquisition of stock in the UK; as a result, no additional step-up in tax basis in goodwill in the UK was created aside from the inherited carryover tax basis that existed prior to the acquisition. The Company’s US deemed asset election under IRC section 338 will reduce the US income taxability of future foreign profits under the GILTI regime. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.

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
The Nova Cold acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill exists for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any GILTI inclusion associated with the foreign TRS acquired. The acquisition accounting was finalized within one year from the date of acquisition and is reflected within the Consolidated Financial Statements for the year ended December 31, 2020. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition.
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
The Newport acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies; the acquisition of all the membership interests allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at the REIT. The acquisition accounting was finalized within one year from the date of acquisition. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition.
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
The AM-C acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at the REIT. As the valuation of certain assets and liabilities for purposes of purchase price allocations are preliminary in nature, they are subject to adjustment as additional information is obtained about the facts and circumstances regarding these assets and liabilities that existed at the acquisition date. Any adjustments to our estimates of acquisition accounting will be made in the periods in which the adjustments are determined and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The preliminary acquisition accounting will be finalized within one year from the date of acquisition. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021.
Acquisition of Hall’s Warehouses
The Company completed the acquisition of Hall’s Warehouses on November 2, 2020 for total cash consideration of $489.2 million, including cash received of $7.9 million. A summary of the preliminary fair values of the assets acquired and liabilities assumed and the measurement period adjustments recorded during this quarter is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Preliminary Amounts Recognized as of the Acquisition Date (as Adjusted)
Assets
Land	$29,352	$3,208	$32,560
Buildings and improvements	239,708	(87,428)	152,280
Machinery and equipment	63,596	(38,248)	25,348
Assets under construction	—	41	41
Operating lease right-of-use assets	26,400	1,400	27,800
Cash and cash equivalents	7,894	—	7,894
Accounts receivable	11,894	—	11,894
Goodwill	42,737	130,744	173,481
Acquired identifiable intangibles:
Customer relationships	102,732	(7,232)	95,500
Other assets	303	—	303
Total assets	524,616	2,485	527,101
Liabilities
Accounts payable and accrued expenses	4,006	2,047	6,053
Operating lease obligations	26,400	—	26,400
Deferred tax liability	5,012	438	5,450
Total liabilities	35,418	2,485	37,903
Total consideration for the Hall’s acquisition	$489,198	$—	$489,198
During the second quarter of 2021, we continued to refine the initial estimates and assumptions included in the valuation studies, including appraisals, necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, and the amount of goodwill to be recognized as of the acquisition date. These valuation studies are preliminary and we are continuing to review the inputs used, assumptions made and the underlying cash flows used to determine the fair value of the identified tangible and intangible assets. The initial preliminary acquisition accounting was based upon management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Hall’s. The measurement period adjustments recorded during the three months ended June 30, 2021 resulted from changes in fair values based on the drafts of the third-party valuations received. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment. Any potential adjustments made could be material in relation to the values presented in the table above. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (iv) finalizing our review of certain assets acquired and liabilities assumed, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the acquisition accounting is based on our

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
preliminary assessments and draft valuations, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
The customer relationship intangible asset has been assigned a preliminary useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market. The financial results of the acquired operations are included in the Warehouse and Transportation segments since the date of the acquisition. This transaction will allow us to grow our market share with key customers while diversifying our overall customer base. All of the acquired facilities are located within 15 miles of each other and 30 miles of Newark Port. The Hall’s acquisition was completed through the acquisition of the outstanding stock of certain Hall’s entities and the direct purchase of real estate assets from the sellers. The acquisition allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deductible goodwill will be available to reduce taxable income at both the REIT and potentially the domestic TRS.
Acquisition of Agro
The Company completed the acquisition of Agro on December 30, 2020 for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $112.7 million, as indicated in the table below, and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. A summary of the preliminary fair values of the assets acquired and liabilities assumed and the measurement period adjustments recorded during this quarter is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Preliminary Amounts Recognized as of the Acquisition Date (as Adjusted)
Assets
Land	$95,286	$20,779	$116,065
Building and improvements	778,170	(237,877)	540,293
Machinery and equipment	206,453	52,954	259,407
Assets under construction	—	15,416	15,416
Operating lease right-of-use assets	191,229	22,924	214,153
Financing lease asset	46,845	(4,679)	42,166
Cash and cash equivalents	47,534	(1)	47,533
Accounts receivable	78,423	(1,132)	77,291
Goodwill	346,673	47,406	394,079
Acquired identifiable intangibles:
Customer relationships	333,501	56,599	390,100
Investment in partially owned entities	21,638	(9,738)	11,900
Other assets	20,038	12,528	32,566
Total assets	2,165,790	(24,821)	2,140,969
Liabilities
Accounts payable and accrued expenses	90,860	14,843	105,703
Operating lease obligations	191,229	2,975	194,204
Financing lease obligations	46,845	(7,190)	39,655
Sale-leaseback obligations	73,075	—	73,075
Deferred tax liability	175,719	(35,449)	140,270
Total liabilities	577,728	(24,821)	552,907
Total consideration for the Agro acquisition	$1,588,062	$—	$1,588,062

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
During the second quarter of 2021, we continued to refine the estimates and assumptions included in the valuation studies, including appraisals, necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, and the amount of goodwill to be recognized as of the acquisition date. These valuation studies are preliminary and we are continuing to review the inputs used, assumptions made and the underlying cash flows used to determine the fair value of the identified tangible and intangible assets. The initial preliminary acquisition accounting was based upon management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of Agro. The measurement period adjustments recorded during the three months ended June 30, 2021 resulted from changes in fair values based on the drafts of the third-party valuations received. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment. Any potential adjustments made could be material in relation to the values presented in the table above. The primary areas of the acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing our review of certain assets acquired and liabilities assumed, (iv) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the acquisition accounting is based on our preliminary assessments and draft valuations, actual values may differ (possibly materially) when final information becomes available. Additionally, the total consideration transferred is subject to certain post-close adjustments. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
As shown above, the Company recorded approximately $394.1 million of goodwill related to the Agro Acquisition. Strategic benefits of the acquisition include: (i) establishing a strategic footprint in Europe, which enhances its ability to serve their multinational customers on a global scale, (ii) adding depth to the existing networks in North America, Australia and South America, and (iii) providing significant growth opportunities through potential future acquisitions, given Europe's fragmented temperature controlled storage industry. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Agro Acquisition was completed through the acquisition of stock of various Agro entities in the U.S. and foreign jurisdictions; as a result, no tax basis exists in each of these jurisdictions for tax purposes, except for minimal tax basis that existed prior to the acquisition. We expect that the goodwill will be assigned to the Warehouse and Transportation segments during the measurement period. The Company’s deemed asset elections for the foreign operations under IRC section 338 will reduce the US income taxability of future foreign profits under the GILTI regime.

Also shown above, in connection with the Agro Acquisition the Company recorded an intangible asset of approximately $390.1 million for customer relationships which has been assigned a preliminary useful life of 25 years and will be amortized on a straight-line basis. Based on the discussion under goodwill above, the Agro Acquisition resulted in federal income tax deductibility for a minimal portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for the REIT and reduce any GILTI inclusion in the US associated with foreign entities acquired.

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
The accompanying unaudited pro forma consolidated financial statements exclude the results of the AM-C, Bowman Stores, Halls, KMT Brrr!, Lanier and Liberty Freezers acquisitions, which were deemed immaterial individually and in the aggregate based on quantitative and qualitative considerations. Additionally, the Company has not presented pro forma combined results of operations for the acquisitions of Nova Cold and Newport, because the results of operations as reported in the accompanying Condensed Consolidated Statements of Operations would not have been materially different. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company would have been had the Agro acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Pro forma (unaudited)
(in thousands, except per share data)
	Three Months Ended	Six Months Ended
	June 30, 2020
Total revenue	$603,944	$1,216,189
Net income attributable to Americold Realty Trust	$21,473	$27,746
Net income per share, diluted(1)	$0.09	$0.11
(1)Adjusted to give effect to the issuance of 46.1 million common shares in connection with the Agro Acquisition.
Total revenues of approximately $132.6 million and $256.9 million and net loss of approximately $19.1 million and $23.6 million associated with properties and operations acquired in the Agro Acquisition are included in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. The revenues and net income associated with properties and operations acquired in the Agro Acquisition included in the Consolidated Statements of Operations for the year ended December 31, 2020 was immaterial as the acquisition closed on December 30, 2020.
4. Investment in Partially Owned Entities
Superfrio Joint Venture

During the first quarter of 2020, the Company purchased a 14.99% equity interest in a joint venture with Superfrio Armazéns Gerais S.A. (“SuperFrio”) for Brazil reals of 117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in the joint venture.

During the first quarter of 2021, the Company contributed an additional R$9.3 million (or $1.6 million USD) in capital to the SuperFrio joint venture. Additionally, during the second quarter of 2021, the Company contributed an additional R$24.1 million (or $4.6 million USD) in capital to the SuperFrio joint venture. The capital calls from SuperFrio were issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remains unchanged.

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

As of June 30, 2021, our investment in partially owned entities accounted for under the equity method of accounting presented in our Condensed Consolidated Balance Sheet consists of the following (in thousands):

Joint Venture	Location	% Ownership	June 30, 2021
Superfrio	Brazil	14.99%	$30,251
Comfrio	Brazil	22.12%	$12,491

5. Acquisition, Litigation and Other Charges
The components of the charges and credits included in “Acquisition, litigation and other” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, litigation and other	2021	2020	2021	2020
Acquisition and integration related costs	$3,075	$2,651	$16,550	$3,417
Litigation	117	—	117	—
Severance costs	255	150	2,701	1,072
Terminated site operations costs	13	—	72	—
Cyber incident related costs	(289)	—	4,482	—
Other	751	—	751	—
Total acquisition, litigation and other	$3,922	$2,801	$24,673	$4,489

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

Cyber incident related costs include third-party fees incurred in connection with the cyber incident that occurred in November 2020, as well as any incremental costs, internal and external, incurred to restore operations at our facilities and damage claims. Any subsequent reimbursements from insurance coverage for expenses incurred in connection with the event are also reflected within this category.

Other costs represent the deductibles incurred for various other insurance claims. Any subsequent reimbursements from insurance coverage for expenses incurred in connection with the claims are also reflected within this category.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Debt
The Company’s outstanding indebtedness as of June 30, 2021 and December 31, 2020 was as follows (in thousands):

				June 30, 2021		December 31, 2020
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of June 30, 2021	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$171,197	$177,189	$174,693	$180,807
Mezzanine A	5/2023	7.38%	7.55%	70,000	71,925	70,000	71,925
Mezzanine B	5/2023	11.50%	11.75%	32,000	33,040	32,000	33,040
Total 2013 Mortgage Loans				273,197	282,154	276,693	285,772

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	224,000	200,000	231,000
Series B notes	1/2029	4.86%	4.92%	400,000	465,000	400,000	475,000
Series C notes	1/2030	4.10%	4.15%	350,000	389,375	350,000	400,750
Series D notes(5)	1/2031	1.62%	1.67%	474,281	471,356	488,640	488,640
Series E notes(6)	1/2033	1.65%	1.70%	415,030	411,398	427,560	427,560
Total Senior Unsecured Notes				1,839,311	1,961,129	1,866,200	2,022,950

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.42%	125,000	124,063	325,000	323,375
2020 Senior Unsecured Term Loan Tranche A-2(2)(4)	3/2025	C+0.95%	1.51%	201,650	200,138	196,325	195,343
Total 2020 Senior Unsecured Term Loan A Facility				326,650	324,201	521,325	518,718

2020 Senior Unsecured Revolving Credit Facility-1(3)(7)	3/2024	C+0.85%	1.34%	44,363	44,363	$—	$—
2020 Senior Unsecured Revolving Credit Facility-2(3)(8)(9)	3/2024	G+0.85%	1.07%	94,742	94,742	—	—
Total 2020 Senior Unsecured Revolving Credit Facility				$139,105	$139,105	$—	$—

Total principal amount of indebtedness				$2,578,263	$2,706,589	$2,664,218	$2,827,440
Less: unamortized deferred financing costs				(11,994)	n/a	(15,952)	n/a
Total indebtedness, net of unamortized deferred financing costs				$2,566,269	$2,706,589	$2,648,266	$2,827,440
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2021.
(5) The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2021.
(6) The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2021.
(7) The Senior Unsecured Revolving Credit Facility Draw 1 as of June 30, 2021, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2021.
(8) The Senior Unsecured Revolving Credit Facility Draw 2 as of June 30, 2021, is denominated in GBP and aggregates to GBP $68.5 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2021.
(9) G = one-month GBP LIBOR.

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
On December 30, 2020, we repaid $100 million on our Term Loan A Tranche A-1 facility. On January 29, 2021, we executed an amendment to our existing credit agreement which expanded our revolving credit facility borrowing capacity by $200 million to $1 billion. Other terms associated with the credit facility, such as the interest rate, fees, and maturity, remained unchanged. In tandem with the amendment, we repaid $200 million of our Term Loan A Tranche A-1 facility.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $125.0 million USD term loan and Tranche A-2 is comprised of a CAD $250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge to the Company’s investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility. In connection with entering into the agreement, we capitalized approximately $3.2 million of debt issuance costs related to the term loan, which we amortize as interest expense under the effective interest method. As of June 30, 2021, $2.4 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Condensed Consolidated Balance Sheets.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March, 26 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. In connection with entering into the agreement, we capitalized approximately $5.2 million of debt issuance costs for the 2020 Senior Unsecured Revolving Credit Facility, which we amortize as interest expense under the straight-line method. Additionally, there were unamortized deferred financing costs at the time of entering into the agreement of $2.8 million which will continue to be amortized over the life of the 2020 Senior Unsecured Revolving Credit Facility. As of June 30, 2021, $5.3 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of June 30, 2021, the Company was in compliance with all debt covenants.
There were $21.9 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of June 30, 2021.
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
As of June 30, 2021, the Company was in compliance with all debt covenants.

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

The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of June 30, 2021, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.6 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of June 30, 2021, we were in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Loss on debt extinguishment, modifications and termination of derivative instruments
In connection with the refinancing of the 2018 Senior Unsecured Credit Facility during the first quarter of 2020, the Company recorded $0.8 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs from the 2018 Senior Unsecured Credit Facility. These write-offs were a result of two lenders in the 2018 Senior Unsecured Term Loan A Facility that did not participate in the 2020 Senior Unsecured Term Loan A Facility, accordingly those lenders’ portion of unamortized deferred financing costs were written off. Similarly, two lenders in the 2018 Senior Unsecured Revolving Credit Facility did not participate in the 2020 Senior Unsecured Revolving Credit Facility, and those lender’s portions of unamortized deferred financing costs were written off.
In the first quarter of 2021, the Company repaid $200 million of principal on the Senior Unsecured Term Loan A Facility and recorded $2.9 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs. Additionally, the Company recorded a reclassification from other comprehensive income to earnings to “Loss on debt extinguishment, modification, and termination of derivative instruments” related to the amortization of the portion deferred following the termination of interest rate swaps related to the Senior Unsecured Term Loan A Facility.
Aggregate future repayments of indebtedness

The aggregate maturities of the Company’s total indebtedness as of June 30, 2021, including amortization of principal amounts due under the mortgage notes, for each of the next five years and thereafter, are as follows:

As of June 30, 2021:	(In thousands)
June 30, 2022	$7,129
June 30, 2023	405,134
June 30, 2024	—
June 30, 2025	326,650
June 30, 2026	200,000
Thereafter	1,639,350
Aggregate principal amount of debt	2,578,263
Less unamortized deferred financing costs	(11,994)
Total debt net of unamortized deferred financing costs	$2,566,269

7. Derivative Financial Instruments
Designated Nonderivative Financial Instruments
As of June 30, 2021, the Company has designated €750 million debt and accrued interest as a hedge of our net investment in the international subsidiaries resulting from the Agro Acquisition. The remeasurement of these instruments is recorded in “Change in unrealized net gain (loss) on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Income.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company has entered into multiple interest rate swap agreements. The January 2019 agreement hedged $100.0 million of variable interest-rate debt and the August 2019 agreement hedged $225.0 million of variable interest-rate debt. Each agreement converted the Company’s variable-rate debt to a fixed-rate basis into 2024, thus reducing the impact of interest rate changes on future interest expense. These agreements involved the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments was to reduce its exposure to fluctuations in cash flows due to changes in interest rates. Both of these interest rate swaps were terminated during the fourth quarter of 2020. The Company records a reclassification from other comprehensive income to earnings to “Loss on debt extinguishment, modification, and termination of derivative instruments” related to the amortization of the portion deferred following the termination, which totaled $1.4 million on the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2021. Additionally, during the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to “Loss on debt extinguishment, modification, and termination of derivative instruments”. The Company classifies cash inflows and outflows from derivatives that hedge interest rate risk within operating activities on the Condensed Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps on certain of these loans to manage the foreign currency exchange rate risk. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk by converting the Company’s floating exchange rate to a fixed-rate basis for the life of the intercompany loans. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The Company’s intercompany loan receivable balances of $153.5 million AUD and $37.5 million NZD were hedged under the cross-currency swap agreements at June 30, 2021 and December 31, 2020.
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
As of June 30, 2021 and December 31, 2020, the Company did not have any foreign currency forwards that were designated as net investment hedges outstanding.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at June 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Designated derivatives
Foreign exchange contracts	$5	$—	$4,594	$9,611
Total derivatives	$5	$—	$4,594	$9,611
The following table presents the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
Interest rate contracts	$—	$(1,729)	Interest expense	$—	$(949)
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(801)	—
Foreign exchange contracts	2,350	(15,097)	Foreign currency exchange gain, net	1,588	(12,309)
Foreign exchange contracts	—	—	Interest expense	(46)	(74)
Total designated cash flow hedges	$2,350	$(16,826)		$741	$(13,332)
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of June 30, 2021, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Interest rate contracts	$—	$(17,994)	Interest expense	$—	$(939)
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(1,428)	—
Foreign exchange contracts	5,022	8,364	Foreign currency exchange gain, net	3,959	3,885
Foreign exchange contracts		—	Interest expense	(139)	207
Foreign exchange forwards	—	5,250		—	—
Total designated cash flow hedges	$5,022	$(4,380)		$2,392	$3,153
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of June 30, 2021, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
Interest expense recorded in the accompanying Condensed Consolidated Statements of Operations was $26.6 million and $23.2 million during the three months ended June 30, 2021 and 2020, respectively, and $52.5 million and $47.0 million during the six months ended June 30, 2021 and 2020, respectively. The Company recorded total foreign currency exchange loss, net in its Condensed Consolidated Statements of Operations of $0.1 million for

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
the three months ended June 30, 2021 and a nominal gain for total foreign currency exchange gain, net for the six months ended June 30, 2021, During the three months ended June 30, 2020, the Company recorded total foreign currency exchange gain, net in its Condensed Consolidated Statements of Operations of $0.3 million. The total foreign currency exchange loss, net for the six months ended June 30, 2020 was $0.2 million.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

June 30, 2021
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5	$—	$5	$(5)	$—	$—

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(4,594)	$—	$(4,594)	$5	$—	$(4,589)

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
As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.9 million. As of June 30, 2021, the Company has not posted any collateral related to these agreements.
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
If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $4.9 million.
Refer to Note 15 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and six months ended June 30, 2021 and 2020, respectively.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
8. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of June 30, 2021 and December 31, 2020 are as follows:

	Maturity	Interest Rate as of June 30, 2021	June 30, 2021	December 31, 2020
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,460	18,669
11 warehouses – 2007	9/2027	7.00%-19.59%	91,358	93,316
3 facilities – 2007 (Agro)	7/2031	10%	68,721	67,229
1 facility – 2013 (Agro)	12/2033	10%	5,976	5,846
Total sale-leaseback financing obligations			$184,515	$185,060

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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active
F-38

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of June 30, 2021 and December 31, 2020, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value	Fair Value
	Hierarchy	June 30, 2021	December 31, 2020
		(In thousands)
Measured at fair value on a recurring basis:
Cross-currency swap asset	Level 2	$5	$—
Cross-currency swap liability	Level 2	$4,594	$9,611
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,706,589	$2,827,440
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following tables summarize dividends and distributions declared and paid to the holders of common shares, restricted stock and OP units for the six months ended June 30, 2021 and 2020.

Six Months Ended June 30, 2021
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2020)/January	$0.21	$—	$53,820
December(a)		—	(693)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2020)/January		—	6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December (2020)/January(b)		—	1,823	Dividend equivalents paid on vested restricted stock units related to the market performance-based awards granted in 2018.
March/April	0.22	56,029	56,029
March(c)		—	(179)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.22	57,897	—
		$113,926	$110,813
(a)Declared in December 2020 and included in the $53.8 million declared, see description to the right regarding timing of payment.
(b)Dividend equivalents accrued related to the market performance-based awards granted in 2018 paid in January following award vesting date of January 8, 2021.
(c)Declared in March and included in the $56.0 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Six Months Ended June 30, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2019)/January	$0.20	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.21	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.21	43,271	—
		$85,839	$80,976
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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of common shares in a six-month offering period, or a maximum of 2,400 common shares. Additionally, employees may reduce their percentage election once during an offering period, but not increase that election until the next offering period. There are 5,000,000 common shares available for issuance under the ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The ESPP did not have a material impact on share-based compensation expense during the three and six months ended June 30, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Aggregate share-based compensation charges were $5.5 million and $4.5 million during the three months ended June 30, 2021 and 2020, respectively, and $10.5 million and $8.8 million during the six months ended June 30, 2021 and 2020, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2021, there was $30.2 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.0 years.
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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and are paid upon the vesting of the awards. Time-based awards have the right to receive non-forfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of June 30, 2021 and December 31, 2020, the Company accrued $1.3 million and $2.5 million, respectively, of dividend equivalents on unvested units payable to associates and trustees.
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
The following table summarizes restricted stock unit grants under the 2017 Plan during the three and six months ended June 30, 2021 and 2020, respectively:

Three Months Ended June 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	6,616	1 year	$250
2021	Associates	6,581	1-3 years	$252
2020	Trustees	8,517	1 year	$300
2020	Associates	1,195	1 year	$35

Six Months Ended June 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	6,616	1 year	$250
2021	Associates	303,191	1-3 years	$10,137
2020	Trustees	8,517	1 year	$300
2020	Associates	284,666	1-3 years	$8,734
Of the restricted stock units granted for the six months ended June 30, 2021, (i) 6,616 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (ii) 194,410 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 108,781 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2021 and will end December 31, 2023.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans during the six months ended June 30, 2021:

Six Months Ended June 30, 2021
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	563,224	$21.0	42,856	$1.6	873,581	$42.6
Granted	201,026		—		108,781
Market-performance adjustment(3)	—		—		266,531
Vested	(212,697)		(14,286)		(799,591)
Forfeited	(27,689)		—		(19,201)
Non-vested as of June 30, 2021	523,864	$19.8	28,570	$1.1	430,101	$16.3
Shares vested, but not released(1)	615,643	23.3	42,858	1.6	—	—
Total outstanding restricted stock units	1,139,507	$43.1	71,428	$2.7	430,101	$16.3
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
The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2021 was $33.53 per unit, for vested and converted restricted stock units was $18.04, for forfeited restricted stock units was $32.06. The weighted average grant date fair value of non-vested restricted stock units was $31.08 and $24.27 per unit as of June 30, 2021 and December 31, 2020, respectively.
OP Units Activity
The Trustees and certain members of management may elect to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes OP unit grants under the 2017 Plan during the three and six months ended June 30, 2021 and June 30, 2020:

Three Months Ended June 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	17,863	1 year	$675
2020	Trustees	16,325	1 year	$575

Six Months Ended June 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	17,863	1 year	$675
2021	Associates	258,479	1-3 years	$8,434
2020	Trustees	16,325	1 year	$575
2020	Associates	255,720	1-3 years	$7,719
The following table provides a summary of the OP unit awards activity under the 2017 Plan during the six months ended June 30, 2021:

Six Months Ended June 30, 2021
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	93,180	$3.5	178,865	$6.7
Granted	78,335		198,007
Vested	(41,922)		—
Forfeited	—		—
Non-vested as of June 30, 2021	129,593	$4.9	376,872	$14.3
Shares vested, but not released	59,121	2.2	—	—
Total outstanding OP units	188,714	$7.1	376,872	$14.3
The OP units granted for the six months ended June 30, 2021 had an aggregate grant date fair value of $9.1 million.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of option activity for the six months ended June 30, 2021:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2020	465,498	$9.81	4.7
Granted	—	—
Exercised	(199,200)	9.81
Forfeited or expired	—	—
Outstanding as of June 30, 2021	266,298	9.81	3.7

Exercisable as of June 30, 2021	190,300	$9.81	3.0
The total grant date fair value of stock option awards that vested during the six months ended for both June 30, 2021 and 2020 was approximately $0.6 million and $0.4 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was $5.6 million and $6.7 million, respectively.
12. Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2021 vary from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and six months ended June 30, 2021, the effective tax rates were benefited by the release of a valuation allowance as a result of deferred tax liabilities created through acquisitions that provide a positive source of income for valuation allowance assessment purposes and were negatively impacted by an increase to the statutory tax rate in the United Kingdom enacted during the quarter. These two discrete items increased the Company’s deferred tax expense by $10.8 million for the three and six months ended June 30, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
13. Employee Benefit Plans
The components of net period benefit cost for the three and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended June 30, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$16	$16
Interest cost	237	234	2	5	478
Expected return on plan assets	(596)	(427)	—	(19)	(1,042)
Amortization of net loss	218	163	—	—	381
Amortization of prior service cost	—	—	—	15	15
Net pension benefit cost	$(141)	$(30)	$2	$17	$(152)

	Three Months Ended June 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$14	$14
Interest cost	316	280	3	6	605
Expected return on plan assets	(501)	(367)	—	(15)	(883)
Amortization of net loss	254	151	—	—	405
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$69	$64	$3	$12	$148

	Six Months Ended June 30, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$32	$32
Interest cost	474	468	4	10	956
Expected return on plan assets	(1,192)	(854)	—	(38)	(2,084)
Amortization of net loss	436	326	—	—	762
Amortization of prior service cost	—	—	—	15	15
Net pension benefit cost	$(282)	$(60)	$4	$19	$(319)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Six Months Ended June 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$28	$28
Interest cost	631	559	7	12	1,209
Expected return on plan assets	(1,001)	(733)	—	(31)	(1,765)
Amortization of net loss	508	303	—	—	811
Amortization of prior service cost	—	—	—	15	15
Net pension benefit cost	$138	$129	$7	$24	$298
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company expects to contribute to all plans an aggregate of $2.5 million in 2021, of which $1.2 million has been contributed through June 30, 2021.
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

14. Commitments and Contingencies
Letters of Credit
As of June 30, 2021 and December 31, 2020, there were $21.9 million and $21.7 million, respectively, of letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Bonds
The Company had outstanding surety bonds of $10.9 million and $10.1 million as of June 30, 2021 and December 31, 2020, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of June 30, 2021, approximately 36% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 2% of the labor force are set to expire during the remaining six months ended December 31, 2021.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
On June 25, 2020, Fenway Polar Representative (“Fenway”), an entity alleging to represent the interests of the former shareholders of PFS, filed a lawsuit in the Supreme Court of the State of New York, New York County alleging based on similar factual allegations made in the PFS Action it is seeking damages in excess of $400 million due to the Company’s alleged fraudulent and tortious interference in the sale of PFS (the “Fenway Action”). On May 10, 2021, the trial court dismissed the Fenway case with prejudice finding that Fenway did not have standing to assert their claims. Fenway has appealed this decision.

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of June 30, 2021. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2021 and December 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
15. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(2,944)	$(4,344)	$(3,325)	$(4,758)
Gain arising during the period	381	405	762	811
Less: Tax expense	—	—	—	—
Net gain arising during the period	381	405	762	811
Amortization of prior service cost (1)	15	7	15	15
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net (loss) income	15	7	15	15
Other comprehensive income, net of tax	396	412	777	826
Balance at end of period, net of tax	(2,548)	(3,932)	(2,548)	(3,932)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(7,448)	(32,257)	3,234	(6,710)
Gain (loss) on foreign currency translation	7,026	10,337	(3,656)	(15,210)
Less: Tax expense	—	—	—	—
Net gain (loss) on foreign currency translation	7,026	10,337	(3,656)	(15,210)
Balance at end of period, net of tax	(422)	(21,920)	(422)	(21,920)
Designated derivatives:
Balance at beginning of period, net of tax	(3,267)	(6,697)	(4,288)	(2,658)
Unrealized gain (loss) on cash flow hedge derivatives	2,350	(16,826)	5,022	(9,630)
Unrealized gain on net investment hedge derivative	—	—	—	5,250
Less: Tax expense	—	—	—	—
Net gain (loss) on designated derivatives	2,350	(16,826)	5,022	(4,380)
Net amount reclassified from AOCI to net (loss) income (interest expense)	46	1,023	139	732
Net amount reclassified from AOCI to net (loss) income (loss on debt extinguishment, modifications and termination of derivative instruments)	801	—	1,428	—
Net reclassified from AOCI to net (loss) income (foreign exchange (gain) loss)	(1,588)	12,309	(3,959)	(3,885)
Balance at end of period, net of tax	(1,658)	(10,191)	(1,658)	(10,191)

Accumulated other comprehensive loss	$(4,628)	$(36,043)	$(4,628)	$(36,043)
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
The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenues:
Warehouse	$503,734	$372,411	$989,185	$753,479
Third-party managed	72,173	72,954	145,245	137,875
Transportation	78,800	34,861	155,072	70,778
Other	—	2,296	—	4,459
Total revenues	654,707	482,522	1,289,502	966,591

Segment contribution:
Warehouse	144,379	120,132	290,560	246,905
Third-party managed	1,693	3,299	6,075	7,068
Transportation	9,250	4,772	15,953	9,577
Other	(33)	135	(59)	190
Total segment contribution	155,289	128,338	312,529	263,740

Reconciling items:
Depreciation and amortization	(84,459)	(52,399)	(161,670)	(104,003)
Selling, general and administrative	(42,475)	(32,340)	(87,527)	(69,233)
Acquisition, litigation and other	(3,922)	(2,801)	(24,673)	(4,489)
Impairment of long-lived assets	(1,528)	(3,667)	(1,528)	(3,667)
Gain from sale of real estate	—	19,414	—	21,875
Interest expense	(26,579)	(23,178)	(52,535)	(47,048)
Interest income	191	261	415	848
Loss on debt extinguishment, modifications and termination of derivative instruments	(925)	—	(4,424)	(781)
Foreign currency exchange (loss) gain, net	(140)	315	33	(177)
Other expense, net	184	44	689	915
Loss from investments in partially owned entities	(61)	(129)	(761)	(156)
(Loss) income before income tax benefit (expense)	$(4,425)	$33,858	$(19,452)	$57,824

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	June 30, 2021	December 31, 2020
	(In thousands)
Assets:
Warehouse	$5,078,094	$4,815,587
Managed	47,064	52,818
Transportation	157,096	151,872
Other	—	35
Total segments assets	5,282,254	5,020,312

Reconciling items:
Corporate assets	357,353	621,836
Unallocated acquisitions(1)	2,140,971	2,144,096
Investments in partially owned entities	42,742	44,907
Total reconciling items	2,541,066	2,810,839
Total assets	$7,823,320	$7,831,151
(1) The assets acquired in 2020 related to the Agro acquisition are reflected in the tables above within the row titled ‘Unallocated Acquisitions’ as the acquired assets have not yet been assigned to the respective segments as of June 30, 2021 or December 31, 2020. The assets will be assigned to the Warehouse and Transportation segments during the measurement period.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding – basic	253,213	201,787	253,076	201,294
Dilutive effect of share-based awards	—	1,634	—	1,459
Equity forward contracts	—	1,877	—	1,834
Weighted average common shares outstanding – diluted	253,213	205,298	253,076	204,587
For the three and six months ended June 30, 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss in both periods. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to share-based awards and equity forward contract stock shares.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted (loss) income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock options	292	—	353	—
Restricted stock units	965	165	965	—
OP units	497	—	428	—
Equity forward contracts	603	—	5,134	—
	2,357	165	6,880	—

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
18. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2021 and 2020 by segment and geographic region:

	Three Months Ended June 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$167,038	$19,622	$15,078	$2,902	$204,640
Warehouse services(1)	220,622	27,926	41,260	1,649	291,457
Third-party managed	67,006	—	5,167	—	72,173
Transportation	39,037	33,838	5,497	428	78,800
Total revenues (2)	493,703	81,386	67,002	4,979	647,070
Lease revenue (3)	7,637	—	—	—	7,637
Total revenues from contracts with all customers	$501,340	$81,386	$67,002	$4,979	$654,707

	Three Months Ended June 30, 2020
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$144,104	$—	$12,639	$1,433	$158,176
Warehouse services(1)	173,510	—	34,566	672	208,748
Third-party managed	68,756	—	4,198	—	72,954
Transportation	28,065	—	6,327	469	34,861
Other	2,296	—	—	—	2,296
Total revenues (2)	416,731	—	57,730	2,574	477,035
Lease revenue (3)	5,487	—	—	—	5,487
Total revenues from contracts with all customers	$422,218	$—	$57,730	$2,574	$482,522
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $3.5 million for the three months ended June 30, 2021. This revenue is generated by an entity acquired in December 2020, therefore there was no related revenue during the three months ended and June 30, 2020.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Six Months Ended June 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$331,285	$36,874	$30,254	$5,328	$403,741
Warehouse services	431,466	53,262	83,730	3,174	571,632
Third-party managed	134,702	—	10,543	—	145,245
Transportation	79,352	64,450	10,470	800	155,072
Total revenues (1)	976,805	154,586	134,997	9,302	1,275,690
Lease revenue (2)	13,812	—	—	—	13,812
Total revenues from contracts with all customers	$990,617	$154,586	$134,997	$9,302	$1,289,502

	Six Months Ended June 30, 2020
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$286,466	$—	$25,640	$2,465	$314,571
Warehouse services	355,509	—	70,694	1,302	427,505
Third-party managed	129,482	—	8,393	—	137,875
Transportation	55,549	—	14,276	953	70,778
Other	4,448	—	—	—	4,448
Total revenues (1)	831,454	—	119,003	4,720	955,177
Lease revenue (2)	11,414	—	—	—	11,414
Total revenues from contracts with all customers	$842,868	$—	$119,003	$4,720	$966,591
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $6.4 million for the six months ended June 30, 2021. This revenue is generated by an entity acquired in December 2020, therefore there was no related revenue during the six months ended June 30, 2020.
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
As of June 30, 2021, the Company had $642.6 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 16% of these remaining performance obligations as revenue in 2021, and the remaining 84% to be recognized over a weighted average period of 14.0 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2021, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $319.8 million and $321.5 million as of June 30, 2021 and December 31, 2020, respectively, and $198.4 million and $213.2 million as of June 30, 2020 and December 31, 2019, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $20.3 million and $19.2 million as of June 30, 2021 and December 31, 2020, respectively, and $15.3 million and $16.4 million as of June 30, 2020 and December 31, 2019, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2020 and 2019 has been recognized as of June 30, 2021 and June 30, 2020, respectively, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

19. Subsequent Events
On August 3, 2021, the Company entered into an equity purchase agreement to acquire Newark Facility Management for $390 million. The Company expects the transaction to close in September 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of June 30, 2021, we operated a global network of 246 temperature-controlled warehouses encompassing over 1.4 billion cubic feet, with 200 warehouses in North America, 27 in Europe, 16 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 24 temperature-controlled warehouses.
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
Cost of operations for our warehouse segment consist of power, other facilities costs, labor, and other service costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount and compensation levels, changes in customer requirements, workforce productivity, labor availability, governmental policies and regulations, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Labor expense can also be impacted as a result of discretionary bonuses. In response to the COVID-19 pandemic, we have incorporated certain activities such as staggered break schedules, social distancing, and other changes to processes that can create inefficiencies, all of which we expect to continue to incur going forward. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, trends in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the temperature zone or type of freezing capabilities required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation (which include incremental supplies as a result of COVID-19), repairs and maintenance on real estate, rent under real property operating leases, where applicable, security, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), PPE to maintain the health and safety of our associates, warehouse administration and other related services costs.
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
•Other costs relate to insurance claim deductibles and related recoveries (second quarter 2021) and additional superannuation pension costs related to prior years upon review by the Australian Tax Office (third quarter 2020).

Key Factors Affecting Our Business and Financial Results
Acquisitions and Joint Ventures
On May 28, 2021, we acquired Bowman Stores for £75.5 million, or $107.1 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On May 5, 2021, we acquired KMT Brrr! for $70.8 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On March 1, 2021, we acquired Liberty Freezers for C$55.0 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On December 30, 2020, we completed the acquisition of Agro Merchants for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree and Agro management, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $112.7 million and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. Agro Merchants operated more than 236 million cubic feet of temperature-controlled warehouse and distribution space across 46 facilities and provided transportation services in the United States, Europe, Australia and Chile. The Chile facility and operations were subject to a joint venture agreement whereby there was a non-controlling interest holder with a 35% ownership interest. The results of this facility were consolidated in our results of operations. During the second quarter of 2021, we purchased the 35% ownership interest from the third party, and now own 100% of this facility and the operations. Since the date of acquisition, we have reported the results of the facilities within our warehouse segment, and the results of Agro’s transportation services within our transportation segment.
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
On March 6, 2020, we acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. for Brazil Real Dollars of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. We funded the purchase price using cash on hand. Our pro-rata share of SuperFrio’s results are included within “(Loss) income from investments in partially owned entities”. As of June 30, 2021, SuperFrio owns or operates 33 temperature-controlled warehouses in Brazil.
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
Refer to Note 2, 3 and 4 of the Notes to the Condensed Consolidated Financial Statements for further information.

COVID-19
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our customers and business partners. While we did not incur significant disruptions during 2020 from the COVID-19 pandemic, the six-months ended June 30, 2021 were negatively impacted by COVID-19 related disruptions in (1) the food supply chain; (ii) our customers’ production of goods; and (iii) the labor market impacting availability and cost. COVID-19 restrictions in certain markets where we or our customers operate continue to impact the food supply chain and our business. As a result, occupancy and throughput volume continue at lower than normal levels experienced prior to COVID-19. As the Company continues to protect its employees from the spread of COVID-19, it is incurring elevated labor related costs and incremental health and safety supplies costs relative to its pre-pandemic experience. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the occurrence of additional waves or spikes in infection rates (including the spread of variant strains), the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others. Our business is deemed an “essential business” as defined by the Department of Homeland Security, which means that our associates are able to continue working in our facilities during “shelter-in-place” or “stay-at-home” orders. The outbreak of COVID-19 in the United States and other countries in which we operate, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has led many nations, states and local authorities to periodically institute “shelter-in-place” or “stay-at-home” orders, mandate business and school closures and restrict travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue during peak outbreaks. These restrictions vary widely by jurisdiction and may continue to change as the COVID-19 pandemic progresses. The negative impacts of the COVID-19 pandemic are pervasive across a broad spectrum of industries, including industries in which we, our customers and business partners operate. Negative impacts from COVID-19 may negatively impact the business and operations of our customers and business partners (including our suppliers). Further, the impacts of a potentially worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer and business spending as well as other unanticipated consequences continue to remain unknown. The impacts of locations of outbreaks and actions mandated by governmental authorities or taken voluntarily by businesses and individuals to contain or mitigate the spread of COVID-19 and the timing of the repeal or loosening of such restrictions are also unknown. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2020 for further considerations, “Risk Factors - Risks Related to Public Health Crises - We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus and variants (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure and may have a material adverse effect on us.”
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

	Foreign exchange rates as of June 30, 2021	Average foreign exchange rates used to translate actual operating results for the three months ended June 30, 2021	Average foreign exchange rates used to translate actual operating results for the six months ended June 30, 2021	Foreign exchange rates as of June 30, 2020	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended June 30, 2021(1)	Prior period average foreign exchange rate used to adjust actual operating results for the six months ended June 30, 2021(1)
Canadian Dollar	0.807	0.811	0.800	0.734	0.726	0.731
Euro	1.186	1.208	1.207	N/A	1.127	1.116
British Pound	1.383	1.394	1.386	N/A	1.243	1.258
Poland Zloty	0.262	0.267	0.266	N/A	0.237	0.244
Australian Dollar	0.750	0.769	0.771	0.689	0.668	0.656
New Zealand Dollar	0.698	0.716	0.717	0.644	0.626	0.623
Argentinian Peso	0.010	0.011	0.011	0.014	0.015	0.015
Chilean Peso	0.001	0.001	0.001	N/A	0.001	0.001
Brazilian Real	0.201	0.191	0.187	0.182	0.186	N/A
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
Historically Significant Customer
For the three and six months ended June 30, 2021 and 2020, one customer accounted for more than 10% of our total revenues. For the three months ended June 30, 2021 and 2020, sales to this customer were $64.1 million and $64.4 million, respectively. For the six months ended June 30, 2021 and 2020, sales to this customer were $130.0 million and $120.0 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $63.3 million and $59.8 million represented reimbursements for certain expenses we incurred during the three months ended June 30, 2021 and 2020, respectively, and $124.6 million and $110.8 million for the six months ended were June 30, 2021 and 2020, respectively, were offset by matching expenses included in our third party managed cost of operations.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended June 30, 2021 includes all properties that we owned at January 2, which had both been owned and had reached “normalized operations” by January 2, 2020.
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
The following table shows the number of same-store warehouses in our portfolio as of June 30, 2021. The number of warehouses owned or operated in as of June 30, 2021 and excluded as same-store warehouses for the period ended June 30, 2021 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	246
Same Store Warehouses	162
Non-Same Store Warehouses (1)	75
Third-Party Managed Warehouses	9
(1) During the second quarter of 2021, we completed the acquisition of Bowman Stores resulting in the addition of one facility and the acquisition of KMT Brrr! resulting in the addition of two facilities. Additionally, we entered into a lease of a facility in Australia resulting in an increase to our total warehouses.
As of June 30, 2021, our portfolio consisted of 246 total warehouses, including 237 within the warehouse segment and nine in the third-party managed segment. In addition, we hold minority interests in two Brazilian joint ventures, Superfrio, which owns or operates 33 temperature-controlled warehouses, and Comfrio, which owns or operates 24 temperature-controlled warehouses.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2021 and 2020
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$212,277	$207,878	$163,664	29.7%	27.0%
Warehouse services	291,457	282,712	208,747	39.6%	35.4%
Total warehouse segment revenues	503,734	490,590	372,411	35.3%	31.7%

Power	32,180	31,574	22,069	45.8%	43.1%
Other facilities costs (2)	51,562	50,467	34,645	48.8%	45.7%
Labor	224,411	217,575	165,458	35.6%	31.5%
Other services costs (3)	51,202	50,283	30,107	70.1%	67.0%
Total warehouse segment cost of operations	$359,355	$349,899	$252,279	42.4%	38.7%

Warehouse segment contribution (NOI)	$144,379	$140,691	$120,132	20.2%	17.1%
Warehouse rent and storage contribution (NOI) (4)	$128,535	$125,837	$106,950	20.2%	17.7%
Warehouse services contribution (NOI) (5)	$15,844	$14,854	$13,182	20.2%	12.7%

Total warehouse segment margin	28.7%	28.7%	32.3%	-360 bps	-358 bps
Rent and storage margin(6)	60.6%	60.5%	65.3%	-480 bps	-481 bps
Warehouse services margin(7)	5.4%	5.3%	6.3%	-88 bps	-106 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $10.1 million and $3.0 million, on an actual basis, for the second quarter of 2021 and 2020, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.9 million and $2.4 million, on an actual basis, for the second quarter of 2021 and 2020, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $503.7 million for the three months ended June 30, 2021, an increase of $131.3 million, or 35.3%, compared to $372.4 million for the three months ended June 30, 2020. On a constant currency basis, our warehouse segment revenues were $490.6 million for the three months ended June 30, 2021, an increase of $118.2 million, or 31.7%, from the three months ended June 30, 2020. Approximately $120.6 million of the increase, on an actual currency basis, was driven by acquisitions completed between July 2020 and June 2021. We acquired 64 warehouse facilities as a result of the Agro, Hall’s, AM-C, Caspers, Liberty, Bowman, and KMT Brrr! acquisitions between July 1, 2020 and June 30, 2021. As a result, these facilities are reflected in the entirety of the current period but none of the comparable prior period. Revenue growth was also due to contractual rate escalations, our recently completed developments and an increase in services revenue in our same store pool. This was partially offset by a decrease in storage revenue in our same store pool, driven by the decline in holdings due to lower food production. The foreign currency translation of revenues earned by our foreign operations had a net $13.1 million favorable impact during the three months ended June 30, 2021, which was mainly driven by the weakening of the U.S. dollar against the Australian dollar and the Euro.
Warehouse segment cost of operations was $359.4 million for the three months ended June 30, 2021, an increase of $107.1 million, or 42.4%, compared to the three months ended June 30, 2020. On a constant currency basis, our warehouse segment cost of operations was $349.9 million for the three months ended June 30, 2021, an increase of $97.6 million, or 38.7%, from the three months ended June 30, 2020. Approximately $92.6 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations related to power, labor, property tax and insurance costs, all of which are reflective of current market trends. This was partially offset by the appreciation bonus we paid to front-line associates to recognize the dedication and efforts of our associates during the COVID-19 pandemic during the second quarter of 2020, which totaled $4.3 million. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $9.5 million unfavorable impact during the three months ended June 30, 2021.
For the three months ended June 30, 2021, warehouse segment contribution (NOI), increased $24.2 million, or 20.2%, to $144.4 million for the second quarter of 2021 compared to $120.1 million for the second quarter of 2020. The foreign currency translation of our results of operations had a $3.7 million favorable impact to the warehouse segment contribution period-over-period due to the weakening of the U.S. dollar. On a constant currency basis, warehouse segment NOI increased 17.1% from the three months ended June 30, 2020. Approximately $28.0 million of the increase, on an actual basis, was primarily driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, and the growth and modest synergies experienced period-over-period during overlapping periods of ownership for sites acquired during 2020. The growth is also attributable to contractual rate escalations and the impact of the appreciation bonus paid during the second quarter of 2020. The increase was partially offset by the following factors that impacted our same-store facilities: lower holdings driven by the impact of COVID-19 on the food manufacturing supply chain and increased costs including property insurance and taxes, labor, power and facility leasing costs.
Same Store and Non-Same Store Analysis
We had 162 same stores for the three months ended June 30, 2021. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Agro, AM-C Warehouses, Bowman Stores, Caspers, Halls, KMT Brrr! and Liberty Freezers, one recently leased warehouse in Australia, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of same store sites	162		162	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$150,984	$149,320	$152,893	(1.2)%	(2.3)%
Warehouse services	209,258	203,647	199,832	4.7%	1.9%
Total same store revenues	360,242	352,967	352,725	2.1%	0.1%
Same store cost of operations:
Power	21,754	21,623	20,816	4.5%	3.9%
Other facilities costs	33,043	32,615	32,132	2.8%	1.5%
Labor	161,052	156,443	154,934	3.9%	1.0%
Other services costs	28,109	27,941	27,622	1.8%	1.2%
Total same store cost of operations	$243,958	$238,622	$235,504	3.6%	1.3%

Same store contribution (NOI)	$116,284	$114,345	$117,221	(0.8)%	(2.5)%
Same store rent and storage contribution (NOI)(2)	$96,187	$95,082	$99,945	(3.8)%	(4.9)%
Same store services contribution (NOI)(3)	$20,097	$19,263	$17,276	16.3%	11.5%

Total same store margin	32.3%	32.4%	33.2%	-95 bps	-84 bps
Same store rent and storage margin(4)	63.7%	63.7%	65.4%	-166 bps	-169 bps
Same store services margin(5)	9.6%	9.5%	8.6%	96 bps	81 bps

	Three Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of non-same store sites(6)	75		10	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$61,293	$58,558	$10,771	469.1%	443.7%
Warehouse services	82,199	79,065	8,915	822.0%	786.9%
Total non-same store revenues	143,492	137,623	19,686	628.9%	599.1%
Non-same store cost of operations:
Power	10,426	9,951	1,253	732.1%	694.2%
Other facilities costs	18,519	17,852	2,513	636.9%	610.4%
Labor	63,359	61,132	10,524	502.0%	480.9%
Other services costs	23,093	22,342	2,485	829.3%	799.1%
Total non-same store cost of operations	$115,397	$111,277	$16,775	587.9%	563.4%

Non-same store contribution (NOI)	$28,095	$26,346	$2,911	865.1%	805.0%
Non-same store rent and storage contribution (NOI)(2)	$32,348	$30,755	$7,005	361.8%	339.0%
Non-same store services contribution (NOI)(3)	$(4,253)	$(4,409)	$(4,094)	(3.9)%	(7.7)%

Total non-same store margin	19.6%	19.1%	14.8%	479 bps	436 bps
Non-same store rent and storage margin(4)	52.8%	52.5%	65.0%	-1226 bps	-1252 bps
Non-same store services margin(5)	(5.2)%	(5.6)%	(45.9)%	4075 bps	4035 bps

	Three Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Total warehouse segment revenues	$503,734	$490,590	$372,411	35.3%	31.7%
Total warehouse cost of operations	$359,355	$349,899	$252,279	42.4%	38.7%
Total warehouse segment contribution	$144,379	$140,691	$120,132	20.2%	17.1%
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
(6)Non-same store warehouse count of 75 includes one recently leased warehouse in Australia, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, and three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020. The results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
Units in thousands except per pallet and site number data - unaudited	2021	2020
Number of same store sites	162	162	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,830	2,971	(4.7)%
Economic occupancy percentage	75.2%	79.2%	-403 bps
Same store rent and storage revenues per economic occupied pallet	$53.35	$51.45	3.7%
Constant currency same store rent and storage revenues per economic occupied pallet	$52.76	$51.45	2.5%

Physical occupancy(2)
Average physical occupied pallets	2,515	2,705	(7.0)%
Average physical pallet positions	3,763	3,750	0.3%
Physical occupancy percentage	66.8%	72.1%	-531 bps
Same store rent and storage revenues per physical occupied pallet	$60.03	$56.52	6.2%
Constant currency same store rent and storage revenues per physical occupied pallet	$59.37	$56.52	5.0%

Same store warehouse services:
Throughput pallets (in thousands)	7,351	7,333	0.3%
Same store warehouse services revenues per throughput pallet	$28.47	$27.25	4.5%
Constant currency same store warehouse services revenues per throughput pallet	$27.70	$27.25	1.7%

Number of non-same store sites(3)	75	10	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	1,114	194	474.2%
Economic occupancy percentage	75.3%	64.7%	1062 bps
Non-same store rent and storage revenues per economic occupied pallet	$55.03	$55.63	(1.1)%
Constant currency non-same store rent and storage revenues per economic occupied pallet	$52.57	$55.63	(5.5)%

Physical occupancy(2)
Average physical occupied pallets	1,092	186	486.6%
Average physical pallet positions	1,479	299	394.6%
Physical occupancy percentage	73.8%	62.2%	1164 bps
Non-same store rent and storage revenues per physical occupied pallet	$56.13	$57.87	(3.0)%
Constant currency non-same store rent and storage revenues per physical occupied pallet	$53.63	$57.87	(7.3)%

Non-same store warehouse services:
Throughput pallets (in thousands)	2,568	384	569.3%
Non-same store warehouse services revenues per throughput pallet	$32.01	$23.23	37.8%
Constant currency non-same store warehouse services revenues per throughput pallet	$30.79	$23.23	32.5%

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
(3)Non-same store warehouse count of 75 includes one recently leased warehouse in Australia, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, and three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020. The results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 75.2% for the three months ended June 30, 2021, a decrease of 403 basis points compared to 79.2% for the quarter ended June 30, 2020. Storage levels were lower than prior year levels due to ongoing supply chain disruption as a result of the COVID-19 pandemic, as well as food manufacturers producing at less than full capacity. As such, our customers’ existing inventories have continued to be drawn down to support steady consumer demand. Additionally, recent acquisitions came into the same store pool during the first quarter of 2021 which have a lower percentage of fixed commitment revenue compared to our legacy same stores. Our economic occupancy at our same stores for the three months ended June 30, 2021 was 838 basis points higher than our corresponding average physical occupancy of 66.8%. The decrease of 531 basis points in average physical occupancy compared to 72.1% for the quarter ended June 30, 2020 was partially driven by the factors mentioned above. Same store rent and storage revenues per economic occupied pallet increased 3.7% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 2.5% period-over-period.
Throughput pallets at our same stores were 7.4 million pallets for the three months ended June 30, 2021, an increase of 0.3% from 7.3 million pallets for the three months ended June 30, 2020. This modest increase was the result of the food manufacturers efforts to increase production to support steady consumer demand. Food manufacturers have been unable to rebuild holdings in the supply chain due to challenges in the labor market. Same store warehouse services revenue per throughput pallet increased 4.5% compared to the prior year primarily as a result of contractual rate escalations and favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 1.7% compared to the prior year.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of managed sites	9		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$72,173	$71,340	$72,954	(1.1)%	(2.2)%
Third-party managed cost of operations	70,480	69,797	69,655	1.2%	0.2%
Third-party managed segment contribution	$1,693	$1,543	$3,299	(48.7)%	(53.2)%

Third-party managed margin	2.3%	2.2%	4.5%	-218 bps	-236 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues were $72.2 million for the three months ended June 30, 2021, a decrease of $0.8 million, or 1.1%, compared to $73.0 million for the three months ended June 30, 2020. On a constant currency basis, third-party managed revenues were $71.3 million for the three months ended June 30, 2021, a decrease of $1.6 million, or 2.2%, from the three months ended June 30, 2020. This decrease was primarily a result of the exit of two Canadian managed sites during the second half of 2020, partially offset by higher labor costs, a portion of which is passed through to customers, in our domestic managed operations. Additionally, our foreign operations experienced slightly higher volumes, as well as favorable impact of foreign currency translation.
Third-party managed cost of operations was $70.5 million for the three months ended June 30, 2021, an increase of $0.8 million, or 1.2%, compared to $69.7 million for the three months ended June 30, 2020. Third-party managed cost of operations increased as a result of the higher labor costs domestically as discussed in the revenue trends above.
Third-party managed segment contribution (NOI) was $1.7 million for the three months ended June 30, 2021, a decrease of $1.6 million, or 48.7%, compared to $3.3 million for the three months ended June 30, 2020.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$78,800	$80,686	$34,861	126.0%	131.5%
Transportation cost of operations	69,550	71,784	30,089	131.1%	138.6%
Transportation segment contribution (NOI)	$9,250	$8,902	$4,772	93.8%	86.5%

Transportation margin	11.7%	11.0%	13.7%	-195 bps	-266 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $78.8 million for the three months ended June 30, 2021, an increase of $43.9 million, or 126.0%, compared to $34.9 million for the three months ended June 30, 2020. The increase was primarily due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, the Agro acquisition, which closed on December 30, 2020 and to a much lesser extent the KMT Brrr! acquisition which closed in early May 2021. The increase was partially offset by the net decrease in revenue from the rationalization of certain domestic legacy market operations.
Transportation cost of operations was $69.6 million for the three months ended June 30, 2021, an increase of $39.5 million, or 131.1%, compared to $30.1 million for the three months ended June 30, 2020. The increase was driven by the acquisitions and revenue trends mentioned above and a reduction in market capacity due to the COVID-19 pandemic, which has caused an increase in carrier fees.
Transportation segment contribution (NOI) was $9.3 million for the three months ended June 30, 2021, an increase of 93.8% compared to the three months ended June 30, 2020. Transportation segment margin decreased 195 basis points from the three months ended June 30, 2020, to 11.7% from 13.7%. The decrease in margin was primarily due to the acquisition of lower-margin transportation business compared to our legacy operations, coupled with higher carrier fees as a result of the COVID-19 pandemic.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $84.5 million for the three months ended June 30, 2021, an increase of $32.1 million, or 61.2%, compared to $52.4 million for the three months ended June 30, 2020. This increase was primarily due to the acquisitions in late 2020 and 2021.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $42.5 million for the three months ended June 30, 2021, an increase of $10.1 million, or 31.3%, compared to $32.3 million for the three months ended June 30, 2020. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by costs assumed from the Agro and Hall’s acquisitions, net of synergies realized and higher third-party professional fees.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $3.9 million for the three months ended June 30, 2021, an increase of $1.1 million compared to the three months ended June 30, 2020. During the three months ended June 30, 2021, we incurred $3.1 million of acquisition related expenses primarily comprised of professional fees and integration related costs in connection with completed and potential acquisitions, and $0.8 million related to insurance claim deductibles partially offset by recoveries under the claims. During the three months ended June 30, 2020, we incurred $2.7 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with potential acquisitions.
Impairment of long-lived assets. For the three and six months ended June 30, 2021, we recorded impairment charges totaling $1.5 million, related to costs incurred for development projects which management determined it would not continue to pursue. For the three months ended June 30, 2020, we recorded an impairment charge of $3.7 million related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020.
Gain from sale of real estate. For the three months ended June 30, 2020, we recorded a $19.4 million gain from the sale of owned property. On June 19, 2020, we completed the sale of a facility in our Warehouse segment, and began to transition the business to other nearby facilities, resulting in the aforementioned gain from sale of real estate.

Other Expense and Income
The following table presents other items of expense and income for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Change
	2021	2020	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(26,579)	$(23,178)	14.7%
Interest income	191	261	(26.8)%
Loss on debt extinguishment, modifications and termination of derivative instruments	(925)	—	100.0%
Foreign currency exchange (loss) gain, net	(140)	315	144.4%
Other income - net	184	44	318.2%
Loss from investments in partially owned entities	(61)	(129)	(52.7)%

Interest expense. Interest expense was $26.6 million for the three months ended June 30, 2021, an increase of $3.4 million, or 14.7%, compared to $23.2 million for the three months ended June 30, 2020. The increase was primarily due to the issuance of the Series D and Series E Senior Unsecured Notes in December 2020. This was partially offset by the decrease in interest expense on our Senior Unsecured Term Loan A Facility due to the early principal repayment of $100.0 million and $200.0 million in December 2020 and January 2021, respectively. The effective interest rate of our outstanding debt decreased from 4.15% in the second quarter of 2020 to 3.16% in the second quarter of 2021.
Interest income. Interest income was $0.2 million for the three months ended June 30, 2021, which decreased by $0.1 million when compared to the $0.3 million for three months ended June 30, 2020. This change was primarily driven by a lower interest rate of 0.10% earned during the second quarter of 2021 compared to 0.20% during the second quarter of 2020, paired with lower average cash balances in 2021 compared to 2020.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $0.9 million for the three months ended June 30, 2021 was primarily driven by the amortization of fees paid for the termination of interest rate swaps during 2020.
Other income - net. Other income - net was $0.2 million for the three months ended June 30, 2021. The increase of $0.1 million was primarily driven by the gain on disposal of miscellaneous personal property.
Loss from investments in partially owned entities. During the second quarter of 2021 we incurred $0.1 million as our portion of net loss from the SuperFrio joint venture, partially offset by net income from the Comfrio joint venture stemming from a gain on sale of real estate during the current period. During the second quarter of 2020, we entered into the Superfrio joint venture for which we recorded a nominal amount as our portion of loss for the second quarter of 2020.

Income Tax Expense
Income tax expense for the three months ended June 30, 2021 was $9.0 million, an increase of $7.8 million from an income tax expense of $1.2 million for the three months ended June 30, 2020. The change in income tax expense was primarily attributable to the tax effects of the rate change from 19% to 25% in the United Kingdom, enacted during the second quarter of 2021, for which we recorded deferred income tax expense of $14.5 million and a decrease in our valuation allowance for which we recorded a deferred tax benefit of $3.7 million attributable to recent acquisitions. The remainder was primarily attributable to losses generated from our foreign operations during the quarter ended June 30, 2021 which did not occur during the three months ended June 30, 2020.
Comparison of Results for the Six Months Ended June 30, 2021 and 2020
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$417,553	$409,564	$325,973	28.1%	25.6%
Warehouse services	571,632	554,605	427,506	33.7%	29.7%
Total warehouse segment revenues	989,185	964,169	753,479	31.3%	28.0%

Power	58,384	57,324	41,773	39.8%	37.2%
Other facilities costs (2)	102,093	100,166	66,747	53.0%	50.1%
Labor	438,959	425,813	335,596	30.8%	26.9%
Other services costs (3)	99,189	97,334	62,458	58.8%	55.8%
Total warehouse segment cost of operations	$698,625	$680,637	$506,574	37.9%	34.4%

Warehouse segment contribution (NOI)	$290,560	$283,532	$246,905	17.7%	14.8%
Warehouse rent and storage contribution (NOI) (4)	$257,076	$252,074	$217,453	18.2%	15.9%
Warehouse services contribution (NOI) (5)	$33,484	$31,458	$29,452	13.7%	6.8%

Total warehouse segment margin	29.4%	29.4%	32.8%	-340 bps	-336 bps
Rent and storage margin(6)	61.6%	61.5%	66.7%	-514 bps	-516 bps
Warehouse services margin(7)	5.9%	5.7%	6.9%	-103 bps	-122 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $19.4 million and $5.8 million, on an actual basis, for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $5.8 million and $5.3 million, on an actual basis, for the six months ended June 30, 2021 and 2020, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $989.2 million for the six months ended June 30, 2021 an increase of $235.7 million, or 31.3%, compared to $753.5 million for the six months ended June 30, 2020. On a constant currency basis, our warehouse segment revenues were $964.2 million for the six months ended June 30, 2021, an increase of $210.7 million or 28.0%, from the six months ended June 30, 2020. Approximately $229.8 million of the increase, on an actual currency basis, was driven by acquisitions completed during 2020 and 2021, including the growth experienced period-over-period during overlapping periods of ownership. We acquired 61 warehouse facilities as a result of the Agro, Hall’s, AM-C, Caspers and Liberty acquisitions between July 1, 2020 and March 31, 2021. As a result, these facilities are reflected in the entirety of the current period but none of the comparable prior period. Additionally, we acquired two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition and one facility on May 28, 2021 as a result of the Bowman Stores acquisition, and the results of these facilities are included in the current period since the date of acquisition. Revenue growth was also due to contractual rate escalations and our recently completed developments. This was partially offset by COVID-19 and the related labor challenges which continued to impact food production. The foreign currency translation of revenues earned by our foreign operations had a $25.0 million favorable impact during the six months ended June 30, 2021, which was mainly driven by the weakening of the U.S. dollar over the Australian dollar, Euro, and Canadian dollar.
Warehouse segment cost of operations was $698.6 million for the six months ended June 30, 2021, an increase of $192.1 million, or 37.9%, compared to the six months ended June 30, 2020. On a constant currency basis, our warehouse segment cost of operations was $680.6 million for the three months ended June 30, 2021, an increase of $174.1 million, or 34.4%, from the six months ended June 30, 2020. Approximately $175.0 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations in response to COVID-19, power, labor, property tax and insurance costs, all of which are reflective of current market trends. This is partially offset by the appreciation bonus we paid to front-line associates to recognize the dedication and efforts of our associates during the COVID-19 pandemic during the second quarter of 2020, which totaled $4.3 million. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $18.0 million unfavorable impact during the six months ended June 30, 2021.
For the six months ended June 30, 2021, warehouse segment contribution (NOI), increased $43.7 million, or 17.7%, to $290.6 million for the six months ended June 30, 2021, compared to $246.9 million for the six months ended June 30, 2020. The foreign currency translation of our results of operations had a $7.0 million favorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased $36.6 million. Approximately $54.8 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The remainder of the increase was driven by contractual rate escalations, the impact of the appreciation bonus paid during the second quarter of 2020 and disciplined cost controls through the Americold Operating System of our other services costs, which allowed us to generate higher contribution margins. The increases were partially offset by the currency translation impact of the strengthening of the U.S. dollar, lower holdings driven by the impact of COVID-19 on the food manufacturing supply chain and the increase in costs including power, property insurance and taxes and facility leasing costs.
Same Store and Non-Same Store Analysis
We had 162 same stores for the six months ended June 30, 2021. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Agro, AM-C Warehouses, Bowman Stores, Caspers, Halls, KMT Brrr! and Liberty Freezers, one recently leased warehouse in Australia, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of same store sites	162		162	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$300,150	$296,836	$305,698	(1.8)%	(2.9)%
Warehouse services	415,343	404,021	408,693	1.6%	(1.1)%
Total same store revenues	715,493	700,857	714,391	0.2%	(1.9)%
Same store cost of operations:
Power	39,611	39,347	39,244	0.9%	0.3%
Other facilities costs	65,982	65,208	61,959	6.5%	5.2%
Labor	319,956	310,763	313,841	1.9%	(1.0)%
Other services costs	55,217	54,843	57,198	(3.5)%	(4.1)%
Total same store cost of operations	$480,766	$470,161	$472,242	1.8%	(0.4)%

Same store contribution (NOI)	$234,727	$230,696	$242,149	(3.1)%	(4.7)%
Same store rent and storage contribution (NOI)(2)	$194,557	$192,281	$204,495	(4.9)%	(6.0)%
Same store services contribution (NOI)(3)	$40,170	$38,415	$37,654	6.7%	2.0%

Total same store margin	32.8%	32.9%	33.9%	-109 bps	-98 bps
Same store rent and storage margin(4)	64.8%	64.8%	66.9%	-207 bps	-212 bps
Same store services margin(5)	9.7%	9.5%	9.2%	46 bps	29 bps

	Six Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of non-same store sites	75		10	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$117,403	$112,728	$20,275	479.1%	456.0%
Warehouse services	156,289	150,584	18,813	730.8%	700.4%
Total non-same store revenues	273,692	263,312	39,088	600.2%	573.6%
Non-same store cost of operations:
Power	18,773	17,977	2,529	642.3%	610.8%
Other facilities costs	36,111	34,958	4,788	654.2%	630.1%
Labor	119,003	115,050	21,755	447.0%	428.8%
Other services costs	43,972	42,491	5,260	736.0%	707.8%
Total non-same store cost of operations	$217,859	$210,476	$34,332	534.6%	513.1%

Non-same store contribution (NOI)	$55,833	$52,836	$4,756	1,073.9%	1,010.9%
Non-same store rent and storage contribution (NOI)(2)	$62,519	$59,793	$12,958	382.5%	361.4%
Non-same store services contribution (NOI)(3)	$(6,686)	$(6,957)	$(8,202)	18.5%	15.2%

Total non-same store margin	20.4%	20.1%	12.2%	823 bps	790 bps
Non-same store rent and storage margin(4)	53.3%	53.0%	63.9%	-1066 bps	-1087 bps
Non-same store services margin(5)	(4.3)%	(4.6)%	(43.6)%	3932 bps	3898 bps

	Six Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Total warehouse segment revenues	$989,185	$964,169	$753,479	31.3%	28.0%
Total warehouse cost of operations	$698,625	$680,637	$506,574	37.9%	34.4%
Total warehouse segment contribution	$290,560	$283,532	$246,905	17.7%	14.8%
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
(6)Non-same store warehouse count of 75 includes one recently leased warehouse in Australia, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, and three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020. The results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Six Months Ended June 30,
Units in thousands except per pallet and site number data - unaudited	2021	2020	Change
Number of same store sites	162	162	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,858	3,033	(5.8)%
Economic occupancy percentage	76.0%	80.9%	-498 bps
Same store rent and storage revenues per economic occupied pallet	$105.01	$100.80	4.2%
Constant currency same store rent and storage revenues per economic occupied pallet	$103.85	$100.80	3.0%

Physical occupancy(2)
Average physical occupied pallets	2,538	2,799	(9.3)%
Average physical pallet positions	3,763	3,747	0.4%
Physical occupancy percentage	67.4%	74.7%	-725 bps
Same store rent and storage revenues per physical occupied pallet	$118.25	$109.20	8.3%
Constant currency same store rent and storage revenues per physical occupied pallet	$116.94	$109.20	7.1%

Same store warehouse services:
Throughput pallets (in thousands)	14,476	15,080	(4.0)%
Same store warehouse services revenues per throughput pallet	$28.69	$27.10	5.9%
Constant currency same store warehouse services revenues per throughput pallet	$27.91	$27.10	3.0%

Number of non-same store sites(3)	75	10	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	1,102	178	519.1%
Economic occupancy percentage	76.7%	63.4%	1332 bps
Non-same store rent and storage revenues per economic occupied pallet	$106.49	$114.02	(6.6)%
Constant currency non-same store rent and storage revenues per economic occupied pallet	$102.25	$114.02	(10.3)%

Physical occupancy(2)
Average physical occupied pallets	1,079	171	531.0%
Average physical pallet positions	1,437	280	413.2
Physical occupancy percentage	75.1%	60.9%	1421 bps
Non-same store rent and storage revenues per physical occupied pallet	$108.82	$118.76	(8.4)%
Constant currency non-same store rent and storage revenues per physical occupied pallet	$104.49	$118.76	(12.0)%

Non-same store warehouse services:
Throughput pallets (in thousands)	4,973	835	495.6%
Non-same store warehouse services revenues per throughput pallet	$31.43	$22.52	39.6%
Constant currency non-same store warehouse services revenues per throughput pallet	$30.28	$22.52	34.5%

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
(3)Non-same store warehouse count of 75 includes one recently leased warehouse in Australia, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, and three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020. The results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 76.0% for the six months ended June 30, 2021, a decrease of 498 basis points compared to 80.9% for the six months ended June 30, 2020. Storage levels were lower than prior year levels due to ongoing supply chain disruption as a result of the COVID-19 pandemic, as well as food manufacturers producing at less than full capacity. As such, our customers’ existing inventories have continued to be drawn down to support steady consumer demand. Additionally, recent acquisitions came into the same store pool during the first quarter of 2021 which have a lower percentage of fixed commitment revenue compared to our legacy same stores. Our second quarter 2020 economic occupancy at our same stores was 851 basis points higher than our corresponding average physical occupancy of 67.4%. The decrease of 725 basis points in average physical occupancy compared to 74.7% for the six months ended June 30, 2020 was driven by supply chain fluctuations caused by the COVID-19 pandemic. Same store rent and storage revenues per economic occupied pallet increased 4.2% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.0% period-over-period.
Throughput pallets at our same stores were 14.5 million pallets for the six months ended June 30, 2021, a decrease of 4.0% from the six months ended June 30, 2020. This decrease was the result of the COVID-19 related impacts in various sectors and commodities, and was primarily driven by the unprecedented surge in demand in retail during the first half of 2020. As food manufacturers production has not reached full pre-pandemic capacity, throughput has been impacted, with modest improvement during the second quarter of 2021. Food manufacturers have been unable to rebuild holdings in the supply chain due to challenges in the labor market. Same store warehouse services revenues per throughput pallet increased 5.9% period-over-period, as a result of a more favorable customer mix, contractual rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging and contractual rate escalations, paired with favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 3.0% from the six months ended June 30, 2020.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of managed sites	9		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$145,245	$143,602	$137,875	5.3%	4.2%
Third-party managed cost of operations	139,170	137,800	130,807	6.4%	5.3%
Third-party managed segment contribution	$6,075	$5,802	$7,068	(14.0)%	(17.9)%

Third-party managed margin	4.2%	4.0%	5.1%	-94 bps	-109 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $145.2 million for the six months ended June 30, 2021, an increase of $7.4 million, or 5.3%, compared to $137.9 million for the six months ended June 30, 2020. On a constant currency basis, third-party managed revenues were $143.6 million for the six months ended June 30, 2021, an increase of $5.7 million, or 4.2%, from the six months ended June 30, 2020. This increase was a result of higher business volume and higher pass-through labor expenses in our domestic and foreign managed operations due to the consumer demand shift to retail paired with the favorable impact of foreign currency translation related to our Australian managed revenues. This increase was partially offset by the exit of two Canadian managed sites during the second half of 2020.

Third-party managed cost of operations was $139.2 million for the six months ended June 30, 2021, an increase of $8.4 million, or 6.4%, compared to $130.8 million for the six months ended June 30, 2020. On a constant currency basis, third-party managed cost of operations was $137.8 million for the six months ended June 30, 2021, an increase of $7.0 million, or 5.3%, from the six months ended June 30, 2020. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $6.1 million for the six months ended June 30, 2021, a decrease of $1.0 million, or 14.0%, compared to $7.1 million for the six months ended June 30, 2020. On a constant currency basis, third-party managed segment contribution (NOI) was $5.8 million for the six months ended June 30, 2021, a decrease of $1.3 million, or 17.9%.

Transportation Segment

The following table presents the operating results of our transportation segment for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$155,072	$154,264	$70,778	119.1%	118.0%
Total transportation cost of operations	139,119	138,828	61,201	127.3%	126.8%
Transportation segment contribution (NOI)	$15,953	$15,436	$9,577	66.6%	61.2%

Transportation margin	10.3%	10.0%	13.5%	-324 bps	-352 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $155.1 million for the six months ended June 30, 2021, an increase of $84.3 million, or 119.1%, compared to $70.8 million for the six months ended June 30, 2020. The increase was primarily due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, the Agro acquisition, which closed on December 30, 2020 and to a much lesser extent the KMT Brrr! acquisition which closed in early May 2021. Furthermore, this is offset by the net decrease in revenue from the rationalization of certain domestic market operations. On a constant currency basis, transportation revenues were $154.3 million for the six months ended June 30, 2021, an increase of $83.5 million, or 118.0%, from the six months ended June 30, 2020.
Transportation cost of operations was $139.1 million for the six months ended June 30, 2021, an increase of $77.9 million, or 127.3%, compared to $61.2 million for the six months ended June 30, 2020. On a constant currency basis, transportation cost of operations was $138.8 million for the six months ended June 30, 2021, an increase of $77.6 million, or 126.8%, from the six months ended June 30, 2020. The increase was driven by the acquisitions mentioned above and due to a reduction in market capacity due to the COVID-19 pandemic, which has caused an increase in carrier fees. Additionally, this is partially offset by the net decrease of costs from the exit of certain domestic market operations.
Transportation segment contribution (NOI) was $16.0 million for the six months ended June 30, 2021, an increase of $6.4 million compared to the six months ended June 30, 2020. Transportation segment margin decreased 324 basis points from the six months ended June 30, 2020, to 10.3% from 13.5%. On a constant currency basis, transportation segment contribution was $15.4 million for the six months ended June 30, 2021, an increase of $5.9 million compared to the six months ended June 30, 2020. The decrease in margin was primarily due to the acquisition of lower-margin transportation business compared to our legacy operations, coupled with higher carrier fees as a result of the COVID-19 pandemic.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $161.7 million for the six months ended June 30, 2021, an increase of $57.7 million, or 55.4%, compared to $104.0 million for the six months ended June 30, 2020. This increase was primarily due to the acquisitions in late 2020 and 2021.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $87.5 million for the six months ended June 30, 2021, an increase of $18.3 million, or 26.4%, compared to

$69.2 million for the six months ended June 30, 2020. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by costs assumed from the Agro and Hall’s acquisitions, net of synergies realized and higher third-party professional fees.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $24.7 million for the six months ended June 30, 2021, an increase of $20.2 million compared to the six months ended June 30, 2020. During the six months ended June 30, 2021, we incurred $16.6 million of acquisition related expenses primarily composed of professional fees and integration related costs, including severance and employee retention expenses, in connection with completed and potential acquisitions, primarily related to the Agro acquisition. We also incurred $4.5 million of ongoing costs related to the cyber event that occurred in late 2020. During the six months ended June 30, 2020, we incurred $3.4 million of acquisition related expenses primarily composed of employee retention, professional fees and integration related costs in connection with completed and potential acquisitions. Additionally, we incurred $1.1 million of severance related to reduction in headcount as a result of the synergies from acquisitions and realignment of our international operations during the first half of 2020.
Impairment of long-lived assets. For the six months ended June 30, 2021, we recorded impairment charges totaling $1.5 million, resulting from the write off of costs incurred for development projects which management determined it would not continue to pursue. For the six months ended June 30, 2020, we recorded impairment charges of $3.7 million, which related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020.
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

Other Expense and Income
The following table presents other items of income and expense for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,		Change
	2021	2020	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(52,535)	$(47,048)	11.7%
Interest income	$415	$848	(51.1)%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(4,424)	$(781)	n/r
Foreign currency exchange gain (loss)	$33	$(177)	n/r
Other expense - net	$689	$915	(24.7)%
Loss from investments in partially owned entities	$(761)	$(156)	n/r
n/r: not relevant
Interest expense. Interest expense was $52.5 million for the six months ended June 30, 2021, an increase of $5.5 million, or 11.7%, compared to $47.0 million for the six months ended June 30, 2020. The increase was primarily due to the issuance of the Series D and Series E Senior Unsecured Notes in December 2020. This was partially offset by the decrease in interest expense on our Senior Unsecured Term Loan A Facility due to the early principal repayment of $100.0 million and $200.0 million in December 2020 and January 2021, respectively. The effective interest rate of our outstanding debt has decreased from 4.22% for the six months ended June 30, 2020 to 3.24% for the six months ended June 30, 2021, however, outstanding principal has increased from $1.8 billion as of June 30, 2020 to $2.6 billion as of June 30, 2021.
Interest income. Interest income was $0.4 million for the six months ended June 30, 2021, a decrease of $0.4 million when compared to the $0.8 million reported for the six months ended June 30, 2020. This change was primarily driven by a lower interest rate of 0.12% earned during the six months ended June 30, 2021 as compared to 0.82% during the six months ended June 30, 2020.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $4.4 million for the six months ended June 30, 2021 was primarily driven by the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs. Additionally, we recorded a charge of $1.4 million for the amortization of fees paid for the termination of interest rate swaps during 2020. During the first quarter of 2020 we refinanced our Senior Unsecured Credit Facility, which resulted in the write-off of certain unamortized deferred financing costs.
Other income, net. During the six months ended June 30, 2021, we reported other income of $0.7 million, compared to other income of $0.9 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, other income was mainly due to a net gain from asset disposals. During the six months ended June 30, 2020, other income was mainly due to a lease restoration payment received from a tenant in one of our facilities, and net gains from asset disposals.
Loss from investments in partially owned entities. During the six months ended June 30, 2021, we incurred $0.8 million as our portion of net loss from the SuperFrio and Comfrio joint ventures. During the six months ended June 30, 2020, we entered into the Superfrio joint venture for which we recorded a nominal amount as our portion of loss for the period of our ownership.

Income Tax Expense
Income tax expense for the six months ended June 30, 2021 was $8.2 million, a decrease of $6.5 million when compared to $1.7 million for the six months ended June 30, 2021. The change in income tax expense was primarily attributable to the tax effects of the rate change from 19% to 25% in the United Kingdom, enacted during the second quarter of 2021, for which we recorded deferred income tax expense of $14.5 million and a decrease in our valuation allowance for which we recorded a deferred tax benefit of $3.7 million attributable to recent acquisitions. The remainder was primarily attributable to losses generated from our foreign operations which did not occur during the six months ended June 30, 2020.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-real estate asset impairment, acquisition, litigation and other, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments and foreign currency exchange loss. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(13,399)	$32,662	$(27,635)	$56,173
Adjustments:
Real estate related depreciation	44,871	35,558	97,151	71,000
Net gain on sale of real estate, net of withholding taxes	—	(19,414)	—	(21,510)
Net gain on asset disposals	(13)	(3)	(52)	(3)
Impairment charges on certain real estate assets	1,528	3,181	1,528	3,181
Our share of reconciling items related to partially owned entities	861	122	1,127	156
NAREIT Funds from operations	33,848	52,106	72,119	108,997
Adjustments:
Net gain on sale of non-real estate assets	(304)	(252)	(423)	(417)
Non-real estate asset impairment	—	486	—	486
Acquisition, litigation and other	3,922	2,801	24,673	4,489
Share-based compensation expense, IPO grants	—	203	163	576
Loss on debt extinguishment, modifications and termination of derivative instruments	925	—	4,424	781
Foreign currency exchange loss (gain)	140	(315)	(33)	177
Our share of reconciling items related to partially owned entities	89	79	243	79
Core FFO applicable to common shareholders	38,620	55,108	101,166	115,168
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,085	1,196	2,233	2,742
Amortization of below/above market leases	362	—	401	76
Straight-line net rent	(170)	(108)	(325)	(217)
Deferred income taxes expense (benefit)	6,568	(967)	4,566	(3,069)
Share-based compensation expense, excluding IPO grants	5,467	4,261	10,334	8,195
Non-real estate depreciation and amortization	39,588	16,841	64,519	33,003
Maintenance capital expenditures (a)	(20,488)	(15,284)	(36,219)	(27,722)
Our share of reconciling items related to partially owned entities	711	56	989	78
Adjusted FFO applicable to common shareholders	$71,743	$61,103	$147,664	$128,254
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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other expenses, loss on debt extinguishment, modifications and termination of derivative instruments, share-based compensation expense, foreign currency exchange gain or loss, impairment of long-lived assets, loss from investments in partially owned entities, net gain on sale of non-real estate assets and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(13,399)	$32,662	$(27,635)	$56,173
Adjustments:
Depreciation and amortization	84,459	52,399	161,670	104,003
Interest expense	26,579	23,178	52,535	47,048
Income tax expense	8,974	1,196	8,183	1,287
Net gain on sale of real estate, net of withholding taxes	—	(19,414)	—	(21,510)
Adjustment to reflect share of EBITDAre of partially owned entities	1,838	237	2,487	297
NAREIT EBITDAre	$108,451	$90,258	$197,240	$187,298
Adjustments:
Acquisition, litigation and other	3,922	2,801	24,673	4,489
Loss from investments in partially owned entities	61	129	761	156
Impairment of long-lived assets	1,528	3,667	1,528	3,667
Loss (gain) on foreign currency exchange	140	(315)	(33)	177
Share-based compensation expense	5,467	4,464	10,497	8,771
Loss on debt extinguishment, modifications and termination of derivative instruments	925	—	4,424	781
Net gain on sale of non-real estate assets	(317)	(255)	(475)	(420)
Reduction in EBITDAre from partially owned entities	(1,838)	(237)	(2,487)	(297)
Core EBITDA	$118,339	$100,512	$236,128	$204,622

LIQUIDITY AND CAPITAL RESOURCES
The Company and the Operating Partnership have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. Separate consolidated financial statements of the Operating Partnership have not been presented in accordance with the amendments to Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Operating Partnership as the assets, liabilities and results of operations of the Company and the Operating Partnership are not materially different than the corresponding amounts presented in the consolidated financial statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
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
•our ATM Equity Programs and related forward sale agreements; and
•other forms of debt financings and equity offerings.
We expect that our funding sources as noted above are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include:

•operating activities and overall working capital;
•capital expenditures;
•debt service obligations; and
•quarterly shareholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the six months ended June 30, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.
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

On May 10, 2021, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM equity program (the “2021 ATM Equity Program”). Sales of our common shares made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the 2021 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects.
During the six months ended June 30, 2021, there were 1,530,034 common shares sold under the 2021 ATM Equity Program under forward sale agreements which must be settled by July 1, 2022 for gross proceeds of $59.6 million. After considering the forward sale agreements entered into during the six months ended June 30, 2021, we had approximately $840.4 million availability remaining for distribution under the 2021 ATM Equity Program as of June 30, 2021.
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
Our bad debt expense was $0.9 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we maintained bad debt allowances of approximately $15.2 million, which we believed to be adequate.
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
For further information regarding dividends and distributions, see Note 10 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2021.

Debt Summary:
Fixed rate	$2,112,508
Variable rate - unhedged	465,755
Total outstanding indebtedness	2,578,263

Percent of total debt:
Fixed rate	81.94%
Variable rate	18.06%

Effective interest rate as of June 30, 2021	3.16%

As of June 30, 2021, we had approximately $2.6 billion of outstanding debt as set forth in the table above, which excludes deferred financing costs.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, CDOR, and GBP LIBOR rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2021, our debt had a weighted average term to initial maturity of approximately 7.0 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$17,974	$14,140	$30,902	$23,530
Personal property	1,428	762	3,210	3,061
Information technology	1,086	382	2,107	1,132
Maintenance capital expenditures	$20,488	$15,284	$36,219	$27,723

Maintenance capital expenditures per cubic foot	$0.014	$0.014	$0.025	$0.025
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$5,949	$7,148	$14,325	$13,945
Personal property	13,622	7,214	25,076	15,398
Repair and maintenance expenses	$19,571	$14,362	$39,401	$29,343

Repair and maintenance expenses per cubic foot	$0.014	$0.013	$0.027	$0.027

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
Acquisitions
The acquisitions completed during the six months ended June 30, 2021 relate to Bowman Stores, KMT Brrr! and Liberty Freezers. The acquisitions completed during the six months ended June 30, 2020 relate to Newport and Nova Cold. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the six months ended June 30, 2021 are primarily driven by $63.5 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $15.7 million related to the Atlanta major markets strategy project, $16.2 million related to our Russellville expansion, $7.0 million related to our Calgary, Canada expansion and $17.8 million related to the Auckland, New Zealand expansion project. The Atlanta and Auckland projects were substantially completed during the second quarter of 2021, with the remaining spend to be incurred during the third quarter of 2021.
During the three months ended June 30, 2021, we announced new development projects. The Atlanta major market phase 2 project began, and we invested $8.7 million in this project. Additionally, the Dunkirk NY expansion begin, and we invested $4.5 million in this project. Finally, we invested $6.7 million in our newly announced Dublin expansion.
As a result of the Agro Acquisition on December 30, 2020, we acquired an expansion project in Lurgan, Northern Ireland, which was completed during the second quarter of 2021. We incurred $4.1 million during the six months ended June 30, 2021 for this expansion project.
Expansion and development initiatives also include $7.4 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $15.5 million for contemplated future expansion or development projects.

The following table sets forth our acquisition, expansion and development capital expenditures for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$173,373	$85	$215,329	$315,668
Expansion and development initiatives	83,844	85,193	167,112	114,779
Information technology	2,045	2,029	3,573	2,980
Growth and expansion capital expenditures	$259,262	$87,307	$386,014	$433,427

Historical Cash Flows

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$127,753	$163,980
Net cash used in investing activities	$(438,822)	$(443,025)
Net cash provided by financing activities	$7,079	$374,312
Operating Activities
For the six months ended June 30, 2021, our net cash provided by operating activities was $127.8 million, a decrease of $36.2 million, compared to $164.0 million for the six months ended June 30, 2020. The decrease is primarily due to higher acquisition and integration related costs and selling, general and administrative expense. This was partially offset by higher segment contribution as a result of our recent acquisitions.
Investing Activities

Our net cash used in investing activities was $438.8 million for the six months ended June 30, 2021 compared to $443.0 million for the six months ended June 30, 2020. Cash used in connection with business combinations during 2021 was $215.3 million and related to the Bowman Stores, Liberty Freezers and KMT Brrr! acquisitions. Additions to property, buildings and equipment were $207.3 million, reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, New Zealand, Calgary and Russellville expansion and development projects. Additionally, we invested $6.3 million in the SuperFrio joint venture for the six months ended June 30, 2021, and paid $11.6 million to purchase the noncontrolling interest holders share in the Chilean business, which we now wholly-own.
Net cash used in investing activities of $443.0 million for the six months ended June 30, 2020 primarily related to cash used for the acquisitions of Newport and Nova Cold totaling $315.7 million, cash used for additions to property, buildings and equipment of $173.2 million reflecting maintenance capital expenditures and investments in the Ahold, Savannah and Atlanta expansion and development projects, and our initial investment of $26.2 million in the SuperFrio joint venture. These investments were offset by $69.1 million in proceeds from the sale of land and property, buildings and equipment related to the sale of land in Sydney and the sale of the Boston facility.

Financing Activities
Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2021 compared to $374.3 million for the six months ended June 30, 2020. Cash provided by financing activities for the current period primarily consisted of $214.8 million net proceeds from equity forward contracts settled during the period upon the issuance of common shares, $210.8 million in proceeds from our revolving line of credit, and $5.2 million of proceeds received upon exercise of stock options, offset by cash outflows of $203.5 million for repayments on term loan and mortgage notes, $110.8 million of quarterly dividend distributions paid, $70.0 million in repayments on the revolving line of credit, $15.8 million in payment of withholding taxes related to share-based payment arrangements and $19.3 million of financing lease payments.
Net cash provided by financing activities was $374.3 million for the six months ended June 30, 2020 and primarily consisted of $340.6 million net proceeds from equity offerings under our prior ATM equity program and the April 2019 equity forward contract settled in January 2020, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $186.8 million in proceeds from our revolving credit facility. These cash inflows were partially offset by $177.1 million of repayment on the revolving credit facility using the proceeds from our refinancing of our Senior Unsecured Term Loan, $81.0 million of quarterly dividend distributions paid, $53.3 million of repayments on our term loan and mortgage notes and $8.3 million of payments related to debt issuance costs.
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
As of June 30, 2021, we had $125 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. Additionally, we had C$55.0 million and £68.5 million outstanding of Senior Unsecured Revolving Credit Facility draws. At June 30, 2021, one-month LIBOR was at approximately 0.10%, one-month CDOR was at 0.41%, and one-month LIBOR GBP was at 0.06%, therefore a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $4.7 million. A 100 basis point decrease in market interest rates would result in a $1.2 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2021 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including the Chief Executive Officer and Chief Financial Officer do not expect that our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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
Excluding the Agro acquisition, there has not been any change in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1	First Amendment to 2020 Note and Guaranty Agreement
10.2	Second Amendment to 2019 Note and Guaranty Agreement
10.3	Third Amendment to 2018 Note and Guaranty Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	August 6, 2021	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)