Form 10-Q
period 2021-09-30
AMERICOLD REALTY TRUST
filed 2021-11-05
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2021
Common Stock, $0.01 par value per share	266,769,465

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
•general economic conditions;
•risks associated with the ownership of real estate generally and temperature-controlled warehouses in particular;
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
•inflation and supply chain disruptions;
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
•labor and power costs;
•labor shortages;

•changes in applicable governmental regulations and tax legislation, including in the international markets and proposed tax legislation proposed by the Biden administration;
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
•the potential dilutive effect of our common share offerings; and
•risks related to any forward sale agreement, including the 2021 ATM forward sale agreements, including substantial dilution to our earnings per share or substantial cash payment obligations.

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

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2021	December 31, 2020
Assets
Property, buildings and equipment:
Land	$769,720	$662,885
Buildings and improvements	4,057,597	4,004,824
Machinery and equipment	1,297,087	1,177,572
Assets under construction	402,576	303,531
	6,526,980	6,148,812
Accumulated depreciation	(1,563,868)	(1,382,298)
Property, buildings and equipment – net	4,963,112	4,766,514

Operating lease right-of-use assets	385,341	291,797
Accumulated depreciation – operating leases	(48,978)	(24,483)
Operating leases – net	336,363	267,314

Financing leases:
Buildings and improvements	13,550	60,513
Machinery and equipment	148,724	109,416
	162,274	169,929
Accumulated depreciation – financing leases	(56,686)	(40,937)
Financing leases – net	105,588	128,992

Cash, cash equivalents and restricted cash	152,770	621,051
Accounts receivable – net of allowance of $17,017 and $12,286 at September 30, 2021 and December 31, 2020, respectively	368,179	324,221
Identifiable intangible assets – net	1,011,102	797,423
Goodwill	1,039,850	794,335
Investments in partially owned entities	38,571	44,907
Other assets	112,019	86,394
Total assets	$8,127,554	$7,831,151

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$305,664	$—
Accounts payable and accrued expenses	577,721	552,547
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $11,446 and $15,952, in the aggregate, at September 30, 2021 and December 31, 2020, respectively	2,400,593	2,648,266
Sale-leaseback financing obligations	182,979	185,060
Financing lease obligations	98,135	125,926
Operating lease obligations	316,457	269,147
Unearned revenue	22,114	19,209
Pension and postretirement benefits	7,247	9,145
Deferred tax liability – net	193,194	220,502
Multi-employer pension plan withdrawal liability	8,267	8,528
Total liabilities	4,112,371	4,038,330
Commitments and contingencies (Note 14)
Equity
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 500,000,000 and 325,000,000 authorized shares; 266,769,008 and 251,702,603 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,668	2,517
Paid-in capital	5,110,432	4,687,823
Accumulated deficit and distributions in excess of net earnings	(1,090,595)	(895,521)
Accumulated other comprehensive loss	(13,477)	(4,379)
Total shareholders’ equity	4,009,028	3,790,440
Noncontrolling interests:
Noncontrolling interests in operating partnership and consolidated joint venture	6,155	2,381
Total equity	4,015,183	3,792,821

Total liabilities and equity	$8,127,554	$7,831,151
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rent, storage and warehouse services	$542,047	$388,024	$1,531,232	$1,141,503
Third-party managed services	87,782	75,338	233,027	213,213
Transportation services	78,979	34,096	234,051	104,874
Other	—	—	—	4,459
Total revenues	708,808	497,458	1,998,310	1,464,049
Operating expenses:
Rent, storage and warehouse services cost of operations	397,055	260,268	1,095,680	766,842
Third-party managed services cost of operations	83,231	71,945	222,401	202,752
Transportation services cost of operations	72,728	29,909	211,847	91,110
Cost of operations related to other revenues	23	17	82	4,286
Depreciation and amortization	70,569	53,569	232,239	157,572
Selling, general and administrative	45,545	35,969	133,072	105,202
Acquisition, litigation and other, net	6,338	5,282	31,011	9,771
Impairment of long-lived assets	1,784	2,615	3,312	6,282
Loss (gain) from sale of real estate	—	427	—	(21,448)
Total operating expenses	677,273	460,001	1,929,644	1,322,369

Operating income	31,535	37,457	68,666	141,680

Other income (expense):
Interest expense	(25,303)	(23,066)	(77,838)	(70,114)
Loss on debt extinguishment, modifications and termination of derivative instruments	(627)	—	(5,051)	(781)
Other, net	(523)	(1,198)	(147)	232
Income (loss) before income tax benefit (expense)	5,082	13,193	(14,370)	71,017
Income tax (expense) benefit
Current	(3,336)	(2,103)	(6,953)	(6,823)
Deferred	3,562	1,284	(1,004)	4,353
Total income tax benefit (expense)	226	(819)	(7,957)	(2,470)

Net income (loss)	$5,308	$12,374	$(22,327)	$68,547
Net income attributable to non controlling interests	14	—	163	—
Net income (loss) attributable to Americold Realty Trust	$5,294	$12,374	$(22,490)	$68,547

Weighted average common shares outstanding – basic	261,865	204,289	256,129	202,380
Weighted average common shares outstanding – diluted	262,550	208,500	256,129	206,051

Net income (loss) per common share of beneficial interest - basic	$0.02	$0.06	$(0.09)	$0.33
Net income (loss) per common share of beneficial interest - diluted	$0.02	$0.06	$(0.09)	$0.33
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,308	$12,374	$(22,327)	$68,547
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	389	414	1,166	1,240
Change in unrealized net (loss) gain on foreign currency	(9,485)	4,641	(13,141)	(10,569)
Unrealized gain (loss) on cash flow hedge	247	(1,004)	2,877	(8,537)
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust	(8,849)	4,051	(9,098)	(17,866)
Other comprehensive loss attributable to noncontrolling interests	(19)	—	(11)	—
Total comprehensive (loss) income	$(3,560)	$16,425	$(31,436)	$50,681

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership and Consolidated Joint Venture

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(14,414)	—	178	(14,236)
Other comprehensive loss	—	—	—	–	(9,280)	(12)	(9,292)
Distributions on common shares, restricted stock and OP units	—	—	—	(55,909)	—	(120)	(56,029)
Share-based compensation expense	—	—	4,075	—	—	949	5,024
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	816,915	8	(10,089)	—	—	—	(10,081)
Balance - March 31, 2021	252,519,518	$2,525	$4,681,809	$(965,844)	$(13,659)	$3,376	$3,708,207
Net loss	—	—	—	(13,370)	—	(29)	(13,399)
Other comprehensive income	—	—	—	–	9,031	20	9,051
Distributions on common shares, restricted stock and OP units	—	—	—	(57,773)	—	(124)	(57,897)
Share-based compensation expense	—	—	3,922	—	—	1,539	5,461
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	66,431	1	(108)	—	—	—	(107)
Issuance of common shares	8,429,104	84	214,775	—	—	—	214,859
Balance - June 30, 2021	261,015,053	2,610	4,900,398	(1,036,987)	(4,628)	4,782	3,866,175
Net income	—	—	—	5,294	—	14	5,308
Other comprehensive loss	—	—	—	—	(8,849)	(19)	(8,868)
Distributions on common shares, restricted stock and OP units	—	—	—	(58,902)	—	(124)	(59,026)
Share-based compensation expense	—	—	2,782	—	—	1,502	4,284
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	9,326	—	(57)	—	—	—	(57)
Common share issuance related to employee stock purchase plan	63,260	1	1,919	—	—	—	1,920
Issuance of common shares	5,681,369	57	205,390	—	—	—	205,447
Balance - September 30, 2021	266,769,008	$2,668	$5,110,432	$(1,090,595)	$(13,477)	$6,155	$4,015,183

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss

	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
Net income	—	—	—	23,511	—	23,511
Other comprehensive loss	—	—	—	—	(29,172)	(29,172)
Distributions on common shares, restricted stock and OP units	—	—	—	(42,568)	—	(42,568)
Share-based compensation expense	—	—	4,298	—	—	4,298
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	216,056	2	(1,508)	—	—	(1,506)
Issuance of common shares	8,250,000	83	233,512	—	—	233,595
Cumulative effect of accounting change	—	—	—	(500)	—	(500)
Balance - March 31, 2020	200,265,965	$2,003	$2,818,389	$(756,418)	$(43,298)	$2,020,676
Net income	—	—	—	32,662	—	32,662
Other comprehensive income	—	—	—	—	7,255	7,255
Distributions on common shares, restricted stock and OP units	—	—	—	(43,271)	—	(43,271)
Share-based compensation expense	—	—	4,449	—	—	4,449
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	255,311	2	2,200	—	—	2,202
Issuance of common shares	3,094,431	31	107,002	—	—	107,033
Balance - June 30, 2020	203,615,707	$2,036	$2,932,040	$(767,027)	$(36,043)	$2,131,006
Net (loss) income	—	—	—	12,374	—	12,374
Other comprehensive income	—	—	—	—	4,051	4,051
Distributions on common shares, restricted stock and OP units	—	—	—	(43,282)	—	(43,282)
Share-based compensation expense	—	—	4,555	—	—	4,555
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	63,868	1	167	—	—	168
Balance - September 30, 2020	203,679,575	$2,037	$2,936,762	$(797,935)	$(31,992)	$2,108,872

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net (loss) income	$(22,327)	$68,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	232,239	157,572
Amortization of deferred financing costs and pension withdrawal liability	3,321	3,945
Amortization of above/below market leases	1,418	115
Loss on debt extinguishment, modifications and termination of derivative instruments	4,927	542
Foreign exchange loss	317	373
Loss from investments in partially owned entities	1,250	254
Share-based compensation expense	14,788	13,340
Change in deferred taxes	1,004	(4,353)
Gain from sale of real estate	—	(21,448)
Gain (loss) on sale of assets	(647)	715
Impairment of long-lived assets	3,312	6,282
Provision for doubtful accounts receivable	4,730	5,523
Changes in operating assets and liabilities:
Accounts receivable	(46,372)	(1,196)
Accounts payable and accrued expenses	(16,281)	4,262
Other	(17,360)	(7,275)
Net cash provided by operating activities	164,319	227,198
Investing activities:
Proceeds from sale of investments in partially owned entities	596	—
Investment in partially owned entities	(6,260)	(26,218)
Proceeds from sale of property, buildings and equipment	1,318	77,354
Proceeds from the settlement of net investment hedge	—	3,034
Business combinations, net of cash acquired	(616,316)	(398,737)
Acquisitions of property, buildings and equipment, net of cash acquired	—	(25,538)
Additions to property, buildings and equipment	(313,229)	(241,614)
Purchase of noncontrolling interest holders share in consolidated joint venture	(11,600)	—
Net cash used in investing activities	(945,491)	(611,719)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in Operating Partnership	(168,538)	(124,025)
Proceeds from stock options exercised	5,191	6,748
Proceeds from employee stock purchase plan	1,920	—
Remittance of withholding taxes related to employee share-based transactions	(15,777)	(6,380)
Proceeds from revolving line of credit	590,841	186,753
Repayment on revolving line of credit	(280,000)	(177,075)
Repayment of sale-leaseback financing obligations	(2,663)	(2,736)
Repayment of financing lease obligations	(27,500)	(14,299)
Payment of debt issuance costs	(3,110)	(8,345)
Repayment of term loan and mortgage notes	(205,246)	(55,028)
Proceeds from term loan	—	177,075
Net proceeds from issuance of common shares	420,151	340,629
Net cash provided by financing activities	315,269	323,317
Net decrease in cash, cash equivalents and restricted cash	(465,903)	(61,204)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(2,378)	1,945
Cash, cash equivalents and restricted cash:
Beginning of period	621,051	240,613
End of period	$152,770	$181,354

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of non-cash investing and financing activities:
Deferred cash consideration	$11,820	$—
Addition of property, buildings and equipment on accrual	$70,427	$38,079
Addition of fixed assets under financing lease obligations	$13,362	$41,184
Addition of fixed assets under operating lease obligations	$68,738	$11,887

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$81,487	$79,156
Income taxes paid – net of refunds	$7,557	$556

	As of September 30,
Allocation of purchase price of property, buildings and equipment to:	2021	2020
Land	$—	$3,233
Buildings and improvements	—	15,940
Machinery and equipment	—	6,022
Identifiable intangible assets	—	140
Other assets	—	303
Cash paid for acquisition of property, buildings and equipment	$—	$25,638

	As of September 30,
	2021	2020
Allocation of purchase price to business combinations:
Land	$49,223	$43,812
Buildings and improvements	155,496	159,057
Machinery and equipment	60,192	52,606
Assets under construction	373	308
Operating lease right-of-use assets	28,973	4,161
Financing leases	24	—
Cash and cash equivalents	6,669	2,214
Accounts receivable	6,567	6,674
Goodwill	67,102	81,202
Customer relationships	307,737	92,351
Other assets	2,495	120
Accounts payable and accrued expenses	(9,459)	(3,428)
Financing lease obligations	(24)	—
Operating lease obligations	(20,581)	(4,027)
Unearned revenue	(1,387)	(1,068)
Deferred tax liability	(19,831)	(33,031)
Total consideration	$633,569	$400,951

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, together with all of its consolidated subsidiaries (ART, Americold, the Company, us or we), is a real estate investment trust (REIT) organized under Maryland law. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of September 30, 2021, we operated a global network of 248 temperature-controlled warehouses encompassing over 1.5 billion cubic feet, with 202 warehouses in North America, 27 in Europe, 16 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 25 temperature-controlled warehouses.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning approximately 99% of the partnership interests as of September 30, 2021. Americold Realty Operations, Inc., a Delaware corporation and a wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the partnership interests as of September 30, 2021. Additionally, the aggregate partnership interests of all other limited partners was less than 1% as of September 30, 2021. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights.
The Company grants Operating Partnership Profit Units (OP Units) to certain members of the Board of Trustees and certain members of management of the Company, which are described further in Note 11. Upon vesting these units represent interests in the Operating Partnership that are not owned by Americold Realty Trust.
On March 22, 2021, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 325,000,000 to 500,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none are issued or outstanding as of September 30, 2021 or December 31, 2020.
The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in North America, Europe, Asia-Pacific and South America through several wholly-owned taxable REIT subsidiaries (TRSs).

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Recent Capital Markets Activity
Other Equity Forwards and Activity
During the three months ended September 30, 2021, the Company settled 4,785,000 forward shares outstanding that were originally entered into in connection with its October 2020 underwritten equity offering for net proceeds of $171.3 million. Additionally, during the three months ended June 30, 2021, the Company settled its forward sale agreement of 6,000,000 shares for net proceeds of $128.5 million, originally issued in connection with its September 2018 underwritten equity offering.

At the Market (ATM) Equity Program
On May 10, 2021, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM Equity Program (the “2021 ATM Equity Program”). Sales of the Company’s common shares made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The intended use of the net proceeds from sales of the Company’s common shares pursuant to the 2021 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. During the nine months ended September 30, 2021, there were 2,332,846 common shares sold under the 2021 ATM Equity Program under forward sale agreements for gross proceeds of $90.6 million. On September 28, 2021, the Company settled 896,369 of these shares for gross proceeds of $34.6 million. Pursuant to the respective forward sale agreements, the remaining 1,436,477 of shares must be settled by July 1, 2022 for gross proceeds of $56.0 million under the 2021 ATM Equity Program.
On April 16, 2020, the Company entered into an equity distribution agreement pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of our common shares through an ATM Equity Program (“the 2020 ATM Equity Program”). Sales of the Company’s common shares made pursuant to the 2020 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The intended use of the net proceeds from sales of the Company’s common shares pursuant to the 2020 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects.
At December 31, 2020, there were 2,429,104 shares sold under the 2020 ATM Equity Program that were subject to forward sale agreements. These shares were settled for gross proceeds of $86.6 million during the three month period ended June 30, 2021. As of September 30, 2021, there were no forward shares outstanding under the 2020 ATM Equity Program.
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
Acquisitions
On September 1, 2021, the Company acquired Newark Facility Management for $391.4 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On August 2, 2021, the Company acquired the assets of the ColdCo Companies for $20.7 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On May 28, 2021, the Company acquired Bowman Stores for £75.5 million, or $107.1 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility.
On June 1, 2021, the Company purchased the remaining minority shareholders portion of Frigorifico, a joint venture acquired in tandem with the Agro acquisition, for $16.0 million.
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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic and any variants on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during 2020 from the COVID-19 pandemic, the nine-months ended September 30, 2021 were negatively impacted by COVID-19 related disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting availability and cost; and (iv) the overall impact of inflation on the cost to provide our services. We expect that end-consumer demand for food will remain consistent over the long-term with historic levels overall but varying between retail and food service sectors. The consistent end consumer demand has driven down holdings in our facilities as it remains steady and production has remained challenged since the onset of the pandemic. We expect it will continue to do so until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time in order to rebuild inventory in the supply chain. However, uncertainty still surrounds the impact of the pandemic and recovery ultimately depends on many factors. COVID-19 disruptions in certain markets where we or our customers operate continue to impact the food supply chain and our business. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. As the Company continues to protect its employees from the spread of COVID-19, it is incurring elevated labor related costs and incremental health and safety supplies costs relative to its pre-pandemic experience. We continue to expect to see inflationary impacts in the cost of providing our services, but anticipate that these will be partially mitigated through price increases that have either taken effect or are expected to take effect during the remainder of the year. The Company is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, the direct and indirect economic effects of the illness and containment measures, and supply chain disruption, among others. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Impairment of Long-Lived Assets
For the nine months ended September 30, 2021, the Company recorded impairment charges totaling $3.3 million, which included an impairment charge of $1.7 million related to costs associated with development projects which management determined it would no longer pursue and a charge of $1.6 million for certain software costs that were determined no longer usable. For the nine months ended September 30, 2020, the Company recorded impairment charges totaling $6.3 million, which included an impairment charge of $3.7 million of Quarry segment assets related to the sale of the business and an impairment charge of $2.6 million of Managed segment assets due to the strategic decision to accelerate the exit of a leased managed facility during the third quarter of 2020 and another leased managed facility that the Company exited during the fourth quarter of 2020.
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
3. Business Combinations
Acquisitions Completed During the Nine Months Ended September 30, 2021
Acquisition of Liberty Freezers
The Company completed the acquisition of Liberty Freezers on March 1, 2021 for total consideration of C$55.0 million, or $43.5 million, including cash received of C$1.8 million, or $1.4 million based on the exchange rate between the CAD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $3.2 million of land, $13.9 million of buildings and improvements, $3.7 million of machinery and equipment, $12.4 million of goodwill, $8.0 million of a customer relationship intangible asset, $29.0 million of operating right-of-use assets adjusted to reflect the favorable terms of the lease when compared with market terms, and $7.1 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canadian market and leveraging integration experience to drive synergies.
The acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill exists for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS in Canada. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Acquisition of KMT Brrr!
The Company completed the acquisition of KMT Brrr! on May 5, 2021 for total consideration of $70.8 million, including cash received of $0.5 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $8.4 million of land, $46.7 million of buildings and improvements, $11.5 million of machinery and equipment, $1.6 million of goodwill, and $1.1 million of a customer relationship intangible asset, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market and leveraging integration experience to drive synergies.
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
Acquisition of Bowman Stores
The Company completed the acquisition of Bowman Stores on May 28, 2021 for total consideration of £75.5 million, or $107.1 million, including cash received of £2.4 million, or $3.4 million based on the exchange rate between the Pound Sterling and USD on the closing date of the transaction. The purchase price included deferred consideration of £8.3 million, or $11.8 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $6.0 million of land, $33.6 million of buildings and improvements, $17.8 million of machinery and equipment, $34.5 million of goodwill, $25.3 million of a customer relationship intangible asset, and $12.7 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the European market and leveraging integration experience to drive synergies.

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
Acquisition of ColdCo
The Company completed the acquisition of the assets of the ColdCo Companies located in St. Louis, Missouri and Reno, Nevada, on August 2, 2021 for total consideration of $20.7 million, including cash received of $0.3 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $1.3 million of land, $10.3 million of buildings and improvements, $2.7 million of machinery and equipment, $1.8 million of goodwill, and $4.3 million of a customer relationship intangible asset, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including entry into the direct-to-consumer, e-fulfillment market and leveraging integration experience to drive synergies.
The ColdCo acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of Newark Facility Management
The Company completed the acquisition of Newark Facility Management located in New Jersey, on September 1, 2021 for total consideration of $391.4 million, including cash received of $1.0 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $30.3 million of land, $51.0 million of buildings and improvements, $24.4 million of machinery and equipment, $17.2 million of goodwill, and $269.0 million of a customer relationship intangible asset, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the Company’s ability to add complementary customers into its network, provide an

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
opportunity for growth in the the northeast market, deepen existing customer relationships and leveraging integration experience to drive synergies.
The Newark Facility Management acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies. The acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill as a result. Deductible goodwill will be available to reduce taxable income at both the REIT and potentially the domestic TRS. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of Lago Cold Stores
The Company expects to complete the acquisition of Australia-based Lago Cold Stores in November 2021 for approximately A100.8 million.
Acquisitions Completed During 2020
Acquisition of AM-C Warehouses
The Company completed the acquisition of privately-held AM-C Warehouses on August 31, 2020 for total cash consideration of $82.7 million. The acquisition accounting was finalized within one year from the date of acquisition. The financial results of the acquired operations are included in the Warehouse segment since the date of the acquisition. The adjustments recorded during the measurement period did not have a significant impact on our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2021.
Acquisition of Hall’s Warehouses
The Company completed the acquisition of Hall’s Warehouses on November 2, 2020 for total cash consideration of $489.2 million, including cash received of $7.9 million. A summary of the preliminary fair values of the assets acquired and liabilities assumed and the measurement period adjustments recorded during the nine months ended September 30, 2021 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Preliminary Amounts Recognized as of the Acquisition Date (as Adjusted)
Assets
Land	$29,352	$3,208	$32,560
Buildings and improvements	239,708	(87,428)	152,280
Machinery and equipment	63,596	(38,248)	25,348
Assets under construction	—	41	41
Operating lease right-of-use assets	26,400	739	27,139
Cash and cash equivalents	7,894	—	7,894
Accounts receivable	11,894	—	11,894
Goodwill	42,737	130,249	172,986
Acquired identifiable intangibles:
Customer relationships	102,732	1,268	104,000
Other assets	303	—	303
Total assets	524,616	9,829	534,445
Liabilities
Accounts payable and accrued expenses	4,006	2,117	6,123
Operating lease obligations	26,400	(661)	25,739
Deferred tax liability	5,012	8,373	13,385
Total liabilities	35,418	9,829	45,247
Total consideration for the Hall’s acquisition	$489,198	$—	$489,198
During the third quarter of 2021, we continued to refine the initial estimates and assumptions included in the valuation studies, including appraisals, necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, and the amount of goodwill to be recognized as of the acquisition date. These valuation studies are preliminary and we are continuing to review the inputs used, assumptions made and the underlying cash flows used to determine the fair value of the identified tangible and intangible assets. The initial preliminary acquisition accounting was based upon management’s estimates and assumptions, as well as other information compiled by management, including the books and records of Hall’s. The measurement period adjustments recorded during the nine months ended September 30, 2021 resulted from changes in fair values based on the drafts of the third-party valuations received. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment. Any potential adjustments made could be material in relation to the values presented in the table above. The primary areas of the preliminary acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (iv) finalizing our review of certain assets acquired and liabilities assumed, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the acquisition accounting is based on our

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
preliminary assessments and draft valuations, actual values may differ (possibly materially) when final information becomes available that differs from our current estimates. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
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
Acquisition of Agro
The Company completed the acquisition of Agro on December 30, 2020 for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $105.4 million, as indicated in the table below, and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. A summary of the preliminary fair values of the assets acquired and liabilities assumed and the measurement period adjustments recorded during the nine months ended September 30, 2021 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Preliminary Amounts Recognized as of the Acquisition Date (as Adjusted)
Assets
Land	$95,286	$56,749	$152,035
Building and improvements	778,170	(132,809)	645,361
Machinery and equipment	206,453	21,487	227,940
Assets under construction	—	15,416	15,416
Operating lease right-of-use assets	191,229	12,552	203,781
Financing lease asset	46,845	(14,531)	32,314
Cash and cash equivalents	47,534	—	47,534
Accounts receivable	78,423	(1,132)	77,291
Goodwill	346,673	57,550	404,223
Acquired identifiable intangibles:
Customer relationships	333,501	(58,357)	275,144
Investment in partially owned entities	21,638	(9,738)	11,900
Other assets	20,038	7,219	27,257
Total assets	2,165,790	(45,594)	2,120,196
Liabilities
Accounts payable and accrued expenses	90,860	14,397	105,257
Operating lease obligations	191,229	2,688	193,917
Financing lease obligations	46,845	(14,531)	32,314
Sale-leaseback obligations	73,075	—	73,075
Deferred tax liability	175,719	(49,385)	126,334
Total liabilities	577,728	(46,831)	530,897
Total consideration for the Agro acquisition	$1,588,062	$1,237	$1,589,299

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
During the third quarter of 2021, we continued to refine the estimates and assumptions included in the valuation studies, including appraisals, necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed, and the amount of goodwill to be recognized as of the acquisition date. These valuation studies are preliminary and we are continuing to review the inputs used, assumptions made and the underlying cash flows used to determine the fair value of the identified tangible and intangible assets. The initial preliminary acquisition accounting was based upon management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of Agro. The measurement period adjustments recorded during the nine months ended September 30, 2021 resulted from changes in fair values based on the drafts of the third-party valuations received. The final values may also result in changes to amortization expense related to intangible assets and depreciation expense related to property and equipment. Any potential adjustments made could be material in relation to the values presented in the table above. The primary areas of the acquisition accounting that are not yet finalized relate to the following: (i) finalizing the review and valuation of land, land improvements, building and machinery and equipment (including the models, key assumptions, estimates and inputs used) and assignment of remaining useful lives associated with the depreciable assets, (ii) finalizing the review and valuation of customer related intangible assets (including key assumptions, inputs and estimates), (iii) finalizing our review of certain assets acquired and liabilities assumed, (iv) finalizing the valuation of certain in-place contracts or contractual relationships (including but not limited to leases), including determining the appropriate amortization period, (v) finalizing the evaluation and valuation of certain legal matters and/or other loss contingencies, including those that we may not yet be aware of but meet the requirement to quality as a pre-acquisition contingency, and (vi) finalizing our estimate of the impact of acquisition accounting on deferred income taxes or liabilities. As the acquisition accounting is based on our preliminary assessments and draft valuations, actual values may differ (possibly materially) when final information becomes available. Additionally, the total consideration transferred is subject to certain post-close adjustments. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
As shown above, the Company recorded approximately $404.2 million of goodwill related to the Agro Acquisition. Strategic benefits of the acquisition include: (i) establishing a strategic footprint in Europe, which enhances its ability to serve their multinational customers on a global scale, (ii) adding depth to the existing networks in North America, Australia and South America, and (iii) providing significant growth opportunities through potential future acquisitions, given Europe's fragmented temperature controlled storage industry. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Agro Acquisition was completed through the acquisition of stock of various Agro entities in the U.S. and foreign jurisdictions; as a result, no tax basis exists in each of these jurisdictions for tax purposes, except for minimal tax basis that existed prior to the acquisition. We expect that the goodwill will be assigned to the Warehouse and Transportation segments during the measurement period. The Company’s deemed asset elections for the foreign operations under IRC section 338 will reduce the US income taxability of future foreign profits under the GILTI regime.

Also shown above, in connection with the Agro Acquisition the Company recorded an intangible asset of approximately $275.1 million for customer relationships which has been assigned a preliminary useful life of 25 years and will be amortized on a straight-line basis. Based on the discussion under goodwill above, the Agro Acquisition resulted in federal income tax deductibility for a minimal portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income for the REIT and reduce any GILTI inclusion in the US associated with foreign entities acquired.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The Agro acquisition included an assumption of the 65% majority ownership of Frigorifico, a joint venture in Chile. On June 1, 2021, the Company purchased the remaining 35% minority shareholders portion of Frigorifico for $16.0 million.
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
The accompanying unaudited pro forma consolidated financial statements exclude the results of the AM-C, Bowman Stores, ColdCo, Halls, KMT Brrr!, Lanier, Liberty Freezers and Newark Facility Management acquisitions, which were deemed immaterial individually and in the aggregate based on quantitative and qualitative considerations. Additionally, the Company has not presented pro forma combined results of operations for the acquisitions of Nova Cold and Newport, because the results of operations as reported in the accompanying Condensed Consolidated Statements of Operations would not have been materially different. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company would have been had the Agro acquisition occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Pro forma (unaudited)
(in thousands, except per share data)
	Three Months Ended	Nine Months Ended
	September 30, 2020
Total revenue	$643,195	$1,859,384
Net (loss) income attributable to Americold Realty Trust	$(3,264)	$28,247
Net (loss) income per share, diluted(1)	$(0.01)	$0.11
(1)Adjusted to give effect to the issuance of 46.1 million common shares in connection with the Agro Acquisition.
Total revenues of approximately $140.9 million and $256.9 million and net loss of approximately $11.1 million and $23.6 million associated with properties and operations acquired in the Agro Acquisition are included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, respectively. The revenues and net income associated with properties and operations acquired in the Agro Acquisition included in the Consolidated Statements of Operations for the year ended December 31, 2020 was immaterial as the acquisition closed on December 30, 2020.
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

Comfrio Joint Venture

As a result of the Agro acquisition which closed on December 30, 2020, the Company acquired Agro’s 22.12% share of ownership in Agrofundo Brazil II Fundode Investimento em Participações (“FIP”) or the “Comfrio” joint venture. The FIP owns all the issued and outstanding shares of common stock of Agro Improvement Participações S.A. (“Agro Improvement”), a sociedade anônima, duly organized and existing under the laws of Brazil. The Company has a call right that enables it to purchase all the issued and outstanding shares of Agro Improvement starting on January 1, 2019 through January 7, 2023. The FIP has a put right that requires the Company when exercised to purchase from it all the issued and outstanding shares of Agro Improvement starting on July 1, 2019 through January 7, 2023. On September 29, 2021, the FIP exercised its put right. The parties are in dispute over the value of the put which ranges from $14.0 million to $77.0 million, and therefore have entered into arbitration over the matter.

As of September 30, 2021, our investment in partially owned entities accounted for under the equity method of accounting presented in our Condensed Consolidated Balance Sheet consists of the following (in thousands):

Joint Venture	Location	% Ownership	September 30, 2021
Superfrio	Brazil	14.99%	$28,489
Comfrio	Brazil	22.12%	$10,082

5. Acquisition, Litigation and Other, net
The components of the charges and credits included in “Acquisition, litigation and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition, litigation and other, net	2021	2020	2021	2020
Acquisition and integration related costs	$6,301	$4,861	$22,851	$8,278
Litigation	825	258	942	258
Severance costs	149	(50)	2,850	1,022
Terminated site operations costs	6	(520)	78	(520)
Cyber incident related costs, net of insurance recoveries	(943)	—	3,539	—
Other	—	733	751	733
Total acquisition, litigation and other, net	$6,338	$5,282	$31,011	$9,771

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Debt
The Company’s outstanding indebtedness as of September 30, 2021 and December 31, 2020 was as follows (in thousands):

				September 30, 2021		December 31, 2020
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of September 30, 2021	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$169,415	$174,497	$174,693	$180,807
Mezzanine A	5/2023	7.38%	7.55%	70,000	71,750	70,000	71,925
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,880	32,000	33,040
Total 2013 Mortgage Loans				271,415	279,127	276,693	285,772

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	220,500	200,000	231,000
Series B notes	1/2029	4.86%	4.92%	400,000	455,000	400,000	475,000
Series C notes	1/2030	4.10%	4.15%	350,000	385,000	350,000	400,750
Series D notes(5)	1/2031	1.62%	1.67%	463,200	454,515	488,640	488,640
Series E notes(6)	1/2033	1.65%	1.70%	405,300	399,727	427,560	427,560
Total Senior Unsecured Notes				1,818,500	1,914,742	1,866,200	2,022,950

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.41%	125,000	124,063	325,000	323,375
2020 Senior Unsecured Term Loan Tranche A-2(2)(4)	3/2025	C+0.95%	1.51%	197,124	195,646	196,325	195,343
Total 2020 Senior Unsecured Term Loan A Facility				322,124	319,709	521,325	518,718

2020 Senior Unsecured Revolving Credit Facility-1(2)(3)(7)	3/2024	C+0.85%	1.91%	43,368	43,260	—	—
2020 Senior Unsecured Revolving Credit Facility-2(3)(8)(9)	3/2024	SONIA+0.85%	1.53%	92,296	92,065	—	—
2020 Senior Unsecured Revolving Credit Facility-3(1)(3)	3/2024	L+0.85%	1.56%	170,000	169,575	—	—
Total 2020 Senior Unsecured Revolving Credit Facility				$305,664	$304,900	$—	$—

Total principal amount of indebtedness				$2,717,703	$2,818,478	$2,664,218	$2,827,440
Less: unamortized deferred financing costs				(11,446)	n/a	(15,952)	n/a
Total indebtedness, net of unamortized deferred financing costs				$2,706,257	$2,818,478	$2,648,266	$2,827,440
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2021.
(5) The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2021.
(6) The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2021.
(7) The Senior Unsecured Revolving Credit Facility Draw 1 as of September 30, 2021, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
(8) The Senior Unsecured Revolving Credit Facility Draw 2 as of September 30, 2021, is denominated in GBP and aggregates to GBP $68.5 million. The carrying value in the table above is the US dollar equivalent as of September 30, 2021.
(9) SONIA = Sterling Overnight Interbank Average Rate.
There have been no new debt agreements entered into during 2021. However, on January 29, 2021, we executed an amendment to our existing Senior Unsecured Revolving Credit Facility which expanded our revolving credit facility borrowing capacity by $200 million to $1 billion. Other terms associated with the credit facility, such as the interest rate, fees, and maturity, remained unchanged. In tandem with the amendment, we repaid $200 million of our Term Loan A Tranche A-1 facility. Refer to our 2020 Form 10-K and below for details regarding our debt instruments.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of September 30, 2021, we were in compliance with all debt covenants.
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

7. Derivative Financial Instruments
Designated Nonderivative Financial Instruments
As of September 30, 2021, the Company has designated €750 million debt and accrued interest as a hedge of our net investment in the international subsidiaries resulting from the Agro Acquisition. The remeasurement of these instruments is recorded in “Change in unrealized net gain (loss) on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Income.
Derivative Financial Instruments
There have been no significant changes to our policy or strategy from what was disclosed in our 2020 Form 10-K. Additionally, during the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to “Loss on debt extinguishment, modification, and termination of derivative instruments”. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to gain/loss on foreign exchange as of September 30, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at September 30, 2021 and December 31, 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Designated derivatives
Foreign exchange contracts	$605	$—	$100	$9,611
Total derivatives	$605	$—	$100	$9,611
The following table presents the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Interest rate contracts	$—	$1,099	Interest expense	$—	$(1,243)
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(627)	—
Foreign exchange contracts	5,094	(7,196)	Other, net	5,477	(3,807)
Foreign exchange contracts	—	—	Interest expense	(3)	(43)
Total designated cash flow hedges	$5,094	$(6,097)		$4,847	$(5,093)
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of September 30, 2021, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Interest rate contracts	$—	$(16,895)	Interest expense	$—	$(2,181)
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(2,055)	—
Foreign exchange contracts	10,116	1,168	Other, net	9,436	77
Foreign exchange contracts	—	—	Interest expense	(142)	164
Foreign exchange forwards	—	5,250
Total designated cash flow hedges	$10,116	$(10,477)		$7,239	$(1,940)
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of September 30, 2021, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
Interest expense recorded in the accompanying Condensed Consolidated Statements of Operations was $25.3 million and $23.1 million during the three months ended September 30, 2021 and 2020, respectively, and $77.8 million and $70.1 million during the nine months ended September 30, 2021 and 2020, respectively. The Company recorded total Other, net in its Condensed Consolidated Statements of Operations of $0.5 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2021 and December 31, 2020. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

September 30, 2021
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$605	$—	$605	$(100)	$—	$505

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(100)	$—	$(100)	$100	$—	$—

December 31, 2020
Offsetting of Derivative Assets
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,611	$—	$9,611	$—	$—	$9,611
As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.2 million. As of September 30, 2021, the Company has not posted any collateral related to these agreements.
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
If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $0.2 million.
Refer to Note 15 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and nine months ended September 30, 2021 and 2020, respectively.

8. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of September 30, 2021 and December 31, 2020 are as follows:

	Maturity	Interest Rate as of September 30, 2021	September 30, 2021	December 31, 2020
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,305	18,669
11 warehouses – 2007	9/2027	7.00%-19.59%	90,437	93,316
3 facilities – 2007 (Agro)	7/2031	10%	68,298	67,229
1 facility – 2013 (Agro)	12/2033	10%	5,939	5,846
Total sale-leaseback financing obligations			$182,979	$185,060

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of September 30, 2021 and December 31, 2020, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value	Fair Value
	Hierarchy	September 30, 2021	December 31, 2020
		(In thousands)
Measured at fair value on a recurring basis:
Cross-currency swap asset	Level 2	$605	$—
Cross-currency swap liability	Level 2	$100	$9,611
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,818,478	$2,827,440
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
The following tables summarize dividends and distributions declared and paid to the holders of common shares, restricted stock and OP units for the nine months ended September 30, 2021 and 2020.

Nine Months Ended September 30, 2021
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2020)/January	$0.21	$—	$53,820
December(a)		—	(693)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2020)/January		—	6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December (2020)/January(b)		—	1,823	Dividend equivalents paid on vested restricted stock units related to the market performance-based awards granted in 2018.
March/April	0.22	56,029	56,029
March(c)		—	(179)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.22	57,897	57,897
May (d)			(178)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July			6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
August/October	$0.22	59,026	—
		$172,952	$168,538
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
(d)Declared in May and included in the $57.9 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Nine Months Ended September 30, 2020
Month Declared/Paid	Dividend Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2019)/January	$0.20	$—	$38,796
December(a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.21	42,568	42,568
March(b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.21	43,271	43,271
May(c)		—	(232)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.21	43,282	—
		$129,121	$124,025
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
11. Share-Based Compensation
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. The details of the 2017 Plan are disclosed in greater detail in the 2020 Form 10-K as filed with the SEC.
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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of common shares in a six-month offering period, or a maximum of 2,400 common shares. There are 5,000,000 common shares available for issuance under the ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The ESPP did not have a material impact on share-based compensation expense during the three and nine months ended September 30, 2021.
Aggregate share-based compensation charges were $4.3 million and $4.6 million during the three months ended September 30, 2021 and 2020, respectively, and $14.8 million and $13.3 million during the nine months ended September 30, 2021 and 2020, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2021, there was $24.5 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.8 years. As of September 30, 2021 and December 31, 2020, the Company accrued $1.4 million and $2.5 million, respectively, of dividend equivalents on unvested units payable to associates and trustees.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes restricted stock unit grants under the 2017 Plan during the nine months ended September 30, 2021 and 2020, respectively:

Nine Months Ended September 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	6,616	1 year	$250
2021	Associates	321,150	1-3 years	$10,792
2020	Trustees	8,517	1 year	$300
2020	Associates	295,274	1-3 years	$9,137
Of the restricted stock units granted for the nine months ended September 30, 2021, (i) 6,616 were time-based restricted stock units with a one year vesting period issued to non-employee trustees as part of their annual compensation, (ii) 212,369 were time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 108,781 were market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2021 and will end December 31, 2023.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides a summary of restricted stock awards activity under the 2010 and 2017 Plans during the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	563,224	$21.0	42,856	$1.6	873,581	$42.6
Granted	218,985		—		108,781
Market-performance adjustment(3)	—		—		266,531
Vested	(221,936)		(14,286)		(800,087)
Forfeited	(64,415)		—		(69,716)
Non-vested as of September 30, 2021	495,858	$13.8	28,570	$0.8	379,090	$10.5
Shares vested, but not released(1)	615,643	17.9	42,858	1.2	—	—
Total outstanding restricted stock units	1,111,501	$31.7	71,428	$2.0	379,090	$10.5
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
The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2021 was $33.69 per unit, for vested and converted restricted stock units was $18.18, for forfeited restricted stock units was $31.24. The weighted average grant date fair value of non-vested restricted stock units was $31.19 and $24.27 per unit as of September 30, 2021 and December 31, 2020, respectively.
OP Units Activity
The Trustees and certain members of management may elect to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes OP unit grants under the 2017 Plan during the nine months ended September 30, 2021 and September 30, 2020:

Nine Months Ended September 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	17,863	1 year	$675
2021	Associates	258,479	1-3 years	$8,434
2020	Trustees	16,325	1 year	$575
2020	Associates	255,720	1-3 years	$7,719
The following table provides a summary of the OP unit awards activity under the 2017 Plan during the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	93,180	$3.5	178,865	$6.7
Granted	78,335		198,007
Vested	(41,922)		—
Forfeited	—		—
Non-vested as of September 30, 2021	129,593	$3.8	376,872	$10.9
Shares vested, but not released	59,121	1.7	—	—
Total outstanding OP units	188,714	$5.5	376,872	$10.9
The OP units granted for the nine months ended September 30, 2021 had an aggregate grant date fair value of $9.1 million.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of option activity for the nine months ended September 30, 2021:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2020	465,498	$9.81	4.7
Granted	—	—
Exercised	(199,200)	9.81
Forfeited or expired	—	—
Outstanding as of September 30, 2021	266,298	9.81	3.5

Exercisable as of September 30, 2021	190,300	$9.81	2.7
The total grant date fair value of stock option awards that vested during the nine months ended for both September 30, 2021 and 2020 was approximately $0.6 million and $0.6 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was $3.8 million and $8.2 million, respectively.
12. Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2021 vary from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and nine months ended September 30, 2021, the effective tax rates were impacted by: (1) earnings generated by our foreign operations that are primarily permanently reinvested, (2) a change to the statutory tax rate in the United Kingdom and (3) the release of valuation allowance as a result of increased deferred tax liabilities that provide a positive source of income for valuation allowance assessment purposes. The increase in deferred tax liabilities were recorded due to certain acquisitions’ measurement period adjustments. As a result, the overall income tax benefit increased by $1.0 million and decreased by $5.5 million for the three months and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
13. Employee Benefit Plans
The components of net period benefit cost for the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three Months Ended September 30, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$15	$15
Interest cost	236	234	2	5	477
Expected return on plan assets	(596)	(428)	—	(18)	(1,042)
Amortization of net loss	219	163	—	—	382
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$(141)	$(31)	$2	$9	$(161)

	Three Months Ended September 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$18	$18
Interest cost	315	279	4	8	606
Expected return on plan assets	(500)	(366)	—	(20)	(886)
Amortization of net loss	255	152	—	—	407
Amortization of prior service cost	—	—	—	7	7
Net pension benefit cost	$70	$65	$4	$13	$152

	Nine Months Ended September 30, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$47	$47
Interest cost	710	702	6	15	1,433
Expected return on plan assets	(1,788)	(1,282)	—	(56)	(3,126)
Amortization of net loss	655	489	—	—	1,144
Amortization of prior service cost	—	—	—	22	22
Net pension benefit cost	$(423)	$(91)	$6	$28	$(480)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Nine Months Ended September 30, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$46	$46
Interest cost	946	838	11	20	1,815
Expected return on plan assets	(1,501)	(1,099)	—	(51)	(2,651)
Amortization of net loss	763	455	—	—	1,218
Amortization of prior service cost	—	—	—	22	22
Net pension benefit cost	$208	$194	$11	$37	$450
The service cost component of defined benefit pension cost and postretirement benefit cost are reported within “Selling, general and administrative” and all other components of net period benefit cost are presented in “Other (expense) income, net” on the Condensed Consolidated Statements of Operations.
The Company has contributed to all plans $1.2 million through September 30, 2021. The actuaries who perform the annual valuation for the pension plans updated results due to favorable asset returns and determined no contributions will be necessary for the remainder of 2021.

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
The New England Teamsters & Trucking Industry Multi-Employer Fund (Fund) was significantly underfunded in accordance with Employee Retirement Income Security Act of 1974 (ERISA) funding standards and, therefore, ERISA required the Fund to develop a Rehabilitation Plan, creating a new fund that minimizes the pension withdrawal liability. As a result, current employers participating in the Fund were given the opportunity to exit the Fund and convert to a new fund. During the third quarter of 2017, the Company took the option to exit the Fund and convert to the new fund. The Company’s portion of the unfunded liability (undiscounted), estimated at $13.7 million, is being repaid in equal monthly installments of approximately $38,000 over 30 years, interest free. The Company recognized an expense and related liability equal to the present value of the withdrawal liability upon exiting the Fund, and amortizes the difference between such present value and the estimated unfunded liability through interest expense over the repayment period.

14. Commitments and Contingencies
Letters of Credit
As of September 30, 2021 and December 31, 2020, there were $22.3 million and $21.7 million, respectively, of letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Bonds
The Company had outstanding surety bonds of $12.8 million and $10.1 million as of September 30, 2021 and December 31, 2020, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Collective Bargaining Agreements
As of September 30, 2021, approximately 40% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 1% of the labor force are set to expire during the remaining three months ended December 31, 2021.
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
Since December 31, 2018, the court granted the Company’s motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. The Kraft and Safeway plaintiffs have appealed their dismissals. On October 22, 2021, the Kansas Court of Appeals reversed the trial court’s decision. The Company has 30 days to seek to appeal the Court of Appeals decision. The trial court has stayed the proceedings pending the appeal. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by plaintiffs and for bad faith damages for denying coverage. Given the status of the proceedings to date, a liability amount cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of September 30, 2021. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of September 30, 2021 and December 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
15. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$(2,548)	$(3,932)	$(3,325)	$(4,758)
Gain arising during the period	382	407	1,144	1,218
Less: Tax expense	—	—	—	—
Net gain arising during the period	382	407	1,144	1,218
Amortization of prior service cost (1)	7	7	22	22
Less: Tax expense	—	—	—	—
Net amount reclassified from AOCI to net (loss) income	7	7	22	22
Other comprehensive income, net of tax	389	414	1,166	1,240
Balance at end of period, net of tax	(2,159)	(3,518)	(2,159)	(3,518)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	(422)	(21,920)	3,234	(6,710)
(Loss) gain on foreign currency translation	(9,485)	4,641	(13,141)	(10,569)
Less: Tax expense	—	—	—	—
Net (loss) gain on foreign currency translation	(9,485)	4,641	(13,141)	(10,569)
Balance at end of period, net of tax	(9,907)	(17,279)	(9,907)	(17,279)
Designated derivatives:
Balance at beginning of period, net of tax	(1,658)	(10,191)	(4,288)	(2,658)
Unrealized gain (loss) on cash flow hedge derivatives	5,094	(6,097)	10,116	(15,727)
Unrealized gain on net investment hedge derivative	—	—	—	5,250
Less: Tax expense	—	—	—	—
Net gain (loss) on designated derivatives	5,094	(6,097)	10,116	(10,477)
Net amount reclassified from AOCI to net (loss) income (interest expense)	3	1,286	142	2,017
Net amount reclassified from AOCI to net (loss) income (loss on debt extinguishment, modifications and termination of derivative instruments)	627	—	2,055	—
Net reclassified from AOCI to net (loss) income (foreign exchange (gain) loss)	(5,477)	3,807	(9,436)	(77)
Balance at end of period, net of tax	(1,411)	(11,195)	(1,411)	(11,195)

Accumulated other comprehensive loss	$(13,477)	$(31,992)	$(13,477)	$(31,992)
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
16. Segment Information
Our principal operations are organized into four reportable segments: Warehouse, Third-party managed, Transportation and Other. The details of these segments remain materially unchanged from those disclosed in the 2020 Form 10-K as filed with the SEC.
Our reportable segments are strategic business units separated by service offerings. Each reportable segment is managed separately and requires different operational and marketing strategies. The accounting polices used in the preparation of our reportable segments financial information are the same as those used in the preparation of its condensed consolidated financial statements.
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and exclude selling, general and administrative expense, acquisition, litigation and other, net, impairment of long-lived assets, gain or loss on sale of real estate and all components of non-operating other income and expense. Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.
Segment contribution is not a measurement of financial performance under GAAP, and may not be comparable to similarly titled measures of other companies. You should not consider our segment contribution as an alternative to operating income determined in accordance with GAAP.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table presents segment revenues and contributions with a reconciliation to income before income tax for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment revenues:
Warehouse	$542,047	$388,024	$1,531,232	$1,141,503
Third-party managed	87,782	75,338	233,027	213,213
Transportation	78,979	34,096	234,051	104,874
Other	—	—	—	4,459
Total revenues	708,808	497,458	1,998,310	1,464,049

Segment contribution:
Warehouse	144,992	127,756	435,552	374,661
Third-party managed	4,551	3,393	10,626	10,461
Transportation	6,251	4,187	22,204	13,764
Other	(23)	(17)	(82)	173
Total segment contribution	155,771	135,319	468,300	399,059

Reconciling items:
Depreciation and amortization	(70,569)	(53,569)	(232,239)	(157,572)
Selling, general and administrative	(45,545)	(35,969)	(133,072)	(105,202)
Acquisition, litigation and other, net	(6,338)	(5,282)	(31,011)	(9,771)
Impairment of long-lived assets	(1,784)	(2,615)	(3,312)	(6,282)
Gain (loss) from sale of real estate	—	(427)	—	21,448
Interest expense	(25,303)	(23,066)	(77,838)	(70,114)
Loss on debt extinguishment, modifications and termination of derivative instruments	(627)	—	(5,051)	(781)
Other, net	(523)	(1,198)	(147)	232
Income (loss) before income tax benefit (expense)	$5,082	$13,193	$(14,370)	$71,017

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	September 30, 2021	December 31, 2020
	(In thousands)
Assets:
Warehouse	$5,535,161	$4,815,587
Managed	52,699	52,818
Transportation	155,886	151,872
Other	—	35
Total segments assets	5,743,746	5,020,312

Reconciling items:
Corporate assets	153,460	621,836
Unallocated acquisitions(1)	2,191,777	2,144,096
Investments in partially owned entities	38,571	44,907
Total reconciling items	2,383,808	2,810,839
Total assets	$8,127,554	$7,831,151
(1) The assets acquired in 2020 and 2021 related to the Agro and KMT acquisitions are reflected in the tables above within the row titled ‘Unallocated Acquisitions’ as the acquired assets have not yet been assigned to the respective segments as of September 30, 2021 or December 31, 2020. The assets will be assigned to the Warehouse and Transportation segments during the measurement period.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding – basic	261,865	204,289	256,129	202,380
Dilutive effect of share-based awards	685	1,642	—	1,520
Equity forward contracts	—	2,569	—	2,151
Weighted average common shares outstanding – diluted	262,550	208,500	256,129	206,051
For the nine months ended September 30, 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for the period. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to share-based awards and equity forward contract stock shares.
The table below presents the weighted-average number of antidilutive potential common shares that are not considered in the calculation of diluted (loss) income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options	—	—	324	—
Restricted stock units	7	168	942	192
OP units	—	—	454	—
Equity forward contracts	1,436	690	3,902	233
	1,443	858	5,622	425

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
18. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2021 and 2020 by segment and geographic region:

	Three Months Ended September 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$177,734	$19,644	$16,502	$3,174	$217,054
Warehouse services(1)	241,581	29,291	44,302	1,639	316,813
Third-party managed	82,490	—	5,292	—	87,782
Transportation	38,512	34,548	5,512	407	78,979
Total revenues (2)	540,317	83,483	71,608	5,220	700,628
Lease revenue (3)	8,180	—	—	—	8,180
Total revenues from contracts with all customers	$548,497	$83,483	$71,608	$5,220	$708,808

	Three Months Ended September 30, 2020
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$144,079	$—	$13,799	$1,465	$159,343
Warehouse services(1)	180,592	—	40,414	663	221,669
Third-party managed	70,456	—	4,882	—	75,338
Transportation	28,582	—	5,052	462	34,096
Other	—	—	—	—	—
Total revenues (2)	423,709	—	64,147	2,590	490,446
Lease revenue (3)	7,012	—	—	—	7,012
Total revenues from contracts with all customers	$430,721	$—	$64,147	$2,590	$497,458
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $4.1 million for the three months ended September 30, 2021. This revenue is generated by an entity acquired in December 2020, therefore there was no related revenue during the three months ended and September 30, 2020.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Nine Months Ended September 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$509,019	$56,518	$46,756	$8,501	$620,794
Warehouse services	673,048	82,552	128,032	4,813	888,445
Third-party managed	217,192	—	15,835	—	233,027
Transportation	117,865	98,998	15,982	1,206	234,051
Total revenues (1)	1,517,124	238,068	206,605	14,520	1,976,317
Lease revenue (2)	21,993	—	—	—	21,993
Total revenues from contracts with all customers	$1,539,117	$238,068	$206,605	$14,520	$1,998,310

	Nine Months Ended September 30, 2020
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$429,039	$—	$39,438	$3,931	$472,408
Warehouse services	536,100	—	111,109	1,966	649,175
Third-party managed	199,938	—	13,275	—	213,213
Transportation	84,130	—	19,328	1,416	104,874
Other	4,448	—	—	—	4,448
Total revenues (1)	1,253,655	—	183,150	7,313	1,444,118
Lease revenue (2)	19,931	—	—	—	19,931
Total revenues from contracts with all customers	$1,273,586	$—	$183,150	$7,313	$1,464,049
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $10.4 million for the nine months ended September 30, 2021. This revenue is generated by an entity acquired in December 2020, therefore there was no related revenue during the nine months ended September 30, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
As of September 30, 2021, the Company had $761.8 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 8% of these remaining performance obligations as revenue in 2021, and the remaining 92% to be recognized over a weighted average period of 15.4 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2021, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $362.8 million and $321.5 million as of September 30, 2021 and December 31, 2020, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $22.1 million and $19.2 million as of September 30, 2021 and December 31, 2020, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2021 has been recognized as of September 30, 2021, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

19. Subsequent Events
On November 2, 2021, the Company’s Board of Trustees (the “Board”) terminated Mr. Boehler without cause from his position as the Company’s President and Chief Executive Officer. Mr. Boehler also resigned as a Trustee of the Board. On November 2, 2021, the Board of the Company appointed George Chappelle to be the Company’s Interim Chief Executive Officer and a Trustee of the Company, and entered into an employment agreement with Mr. Chappelle which governs the terms of Mr. Chappelle’s employment as the Company’s Interim Chief Executive Officer. Additionally, on November 2, 2021, the Board of the Company appointed Pamela Kohn and Robert Bass as Trustees of the Company.

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
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of September 30, 2021, we operated a global network of 248 temperature-controlled warehouses encompassing over 1.5 billion cubic feet, with 202 warehouses in North America, 27 in Europe, 16 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 25 temperature-controlled warehouses.
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
Other Consolidated Operating Expenses. We also incur depreciation and amortization expenses, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other, net expenses.
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
Our corporate-level acquisition, litigation and other, net consists of costs that we view outside of selling, general and administrative expenses with a high level of variability from period-to-period, and include the following:
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

Key Factors Affecting Our Business and Financial Results
Acquisitions and Joint Ventures
On September 1, 2021, the Company acquired Newark Facility Management for $391.4 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
On August 2, 2021, the Company acquired the assets of the ColdCo Companies for $20.7 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. ColdCo consisted of an owned facility in St. Louis, Missouri, and a leased facility in Reno, Nevada as well as transportation services. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment and the transportation services within our transportation segment.
On May 28, 2021, we acquired Bowman Stores for £75.5 million, or $107.1 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Bowman Stores consisted of a single campus located in Spalding, England. Since the date of acquisition, we have reported the results of this campus within our warehouse segment.
On May 5, 2021, we acquired KMT Brrr! for $70.8 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. KMT Brrr! consisted of two owned facilities located in New Jersey. It also provides transportation services to its customers. Since the date of acquisition, we have reported the results of these facilities within our warehouse and transportation segments.

On March 1, 2021, we acquired Liberty Freezers for C$55.0 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Liberty consisted of four facilities in Toronto, Montreal and London, Canada. Since the date of acquisition, we have reported the results of these facilities within our warehouse segment.
On December 30, 2020, we completed the acquisition of Agro Merchants for total consideration of $1.59 billion, including cash received of $47.5 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree and Agro management, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. Financing lease and sale-leaseback obligations associated with the acquisition totaled $105.4 million and when added to the total consideration transferred brings the total transaction cost to approximately $1.7 billion. Agro Merchants operated more than 236 million cubic feet of temperature-controlled warehouse and distribution space across 46 facilities and provided transportation services in the United States, Europe, Australia and Chile. The Chile facility and operations were subject to a joint venture agreement whereby there was a non-controlling interest holder with a 35% ownership interest. The results of this facility were consolidated in our results of operations. During the second quarter of 2021, we purchased the 35% ownership interest from the third party, and now own 100% of this facility and the operations. Since the date of acquisition, we have reported the results of the facilities within our warehouse segment, and the results of Agro’s transportation services within our transportation segment.
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
On March 6, 2020, we acquired a 14.99% ownership interest in Superfrio Armazéns Gerais S.A. for Brazil Real Dollars of $117.8 million, or approximately USD $25.7 million, inclusive of certain legal fees. We funded the purchase price using cash on hand. Our pro-rata share of SuperFrio’s results are included within “(Loss) income from investments in partially owned entities”. As of September 30, 2021, SuperFrio owns or operates 33 temperature-controlled warehouses in Brazil.
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
Refer to Note 2, 3 and 4 of the Notes to the Condensed Consolidated Financial Statements for further information.
COVID-19

We are continuing to closely monitor the impact of the COVID-19 pandemic and any variants on all aspects of our business and geographies, including how it will impact our customers and business partners. While we did not incur significant disruptions during 2020 from the COVID-19 pandemic, the nine-months ended September 30, 2021 were negatively impacted by COVID-19 related disruptions in (1) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting availability and cost; and (iv) the macroeconomic environment including the impact of inflation on the cost to provide our services. We expect that end-consumer demand for food will remain consistent over the long-term with historic levels overall but varying between retail and food service sectors. The consistent end consumer demand has driven down holdings in our facilities as it remains steady and production has remained challenged since the onset of the pandemic. We expect it will continue to do so until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time in order to rebuild inventory in the supply chain. However, uncertainty still surrounds the impact of the pandemic and recovery ultimately depends on many factors. COVID-19 disruptions in certain markets where we or our customers operate continue to impact the food supply chain and our business. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. As the Company continues to protect its employees from the spread of COVID-19, it is incurring elevated labor related costs and incremental health and safety supplies costs relative to its pre-pandemic experience. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the occurrence of additional waves or spikes in infection rates (including the spread of variant strains), the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others. We continue to expect to see inflationary impacts in the cost of providing our services, but anticipate that these will be partially mitigated through price increases that have either taken effect or are expected to take effect during the remainder of the year. Our business is deemed an “essential business” as defined by the Department of Homeland Security, which means that our associates are able to continue working in our facilities during “shelter-in-place” or “stay-at-home” orders. The outbreak of COVID-19 in the United States and other countries in which we operate, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has led many nations, states and local authorities to periodically institute “shelter-in-place” or “stay-at-home” orders, mandate business and school closures and restrict travel. Certain states and cities, including where we own properties, have development sites and where our principal place of business is located, have also reacted by instituting restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue during peak outbreaks. These restrictions vary widely by jurisdiction and may continue to change as the COVID-19 pandemic progresses. The negative impacts of the COVID-19 pandemic are pervasive across a broad spectrum of industries, including industries in which we, our customers and business partners operate. Negative impacts from COVID-19 may negatively impact the business and operations of our customers and business partners (including our suppliers), which, in turn, may impact our business negatively. Further, the impacts of a potentially worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer and business spending as well as other unanticipated consequences continue to remain unknown. The impacts of locations of outbreaks and actions mandated by governmental authorities or taken voluntarily by businesses and individuals to contain or mitigate the spread of COVID-19 and the timing of the repeal or loosening of such restrictions are also unknown. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2020 for further considerations, “Risk Factors - Risks Related to Public Health Crises - We face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus and variants (COVID-19). The COVID-19 pandemic is growing and its impacts are uncertain and hard to measure and may have a material adverse effect on us.”

Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenue and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. The timing of Easter fluctuates between the first and second quarter of the year, however, on average the first and second quarter revenue and NOI are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. The hottest weather for our portfolio occurs during the third quarter of the year resulting in increase power expense that negatively impacts NOI, and moderates during the fourth quarter. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues. In light of the ongoing COVID-19 pandemic, we have seen variability in physical occupancy levels as compared to the typical seasonality trends.
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

	Foreign exchange rates as of September 30, 2021	Average foreign exchange rates used to translate actual operating results for the three months ended September 30, 2021	Average foreign exchange rates used to translate actual operating results for the nine months ended September 30, 2021	Foreign exchange rates as of September 30, 2020	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended September 30, 2021(1)	Prior period average foreign exchange rate used to adjust actual operating results for the nine months ended September 30, 2021(1)
Canadian Dollar	0.789	0.794	0.799	0.751	0.751	0.739
Euro	1.158	1.179	1.196	N/A	1.197	1.144
British Pound	1.347	1.378	1.385	N/A	1.334	1.286
Poland Zloty	0.251	0.258	0.263	N/A	0.263	0.262
Australian Dollar	0.723	0.735	0.759	0.716	0.715	0.675
New Zealand Dollar	0.690	0.701	0.712	0.662	0.662	0.637
Argentinian Peso	0.010	0.010	0.011	0.013	0.014	0.015
Chilean Peso	0.001	0.001	0.001	N/A	0.001	0.001
Brazilian Real	0.184	0.191	0.188	0.178	0.186	0.186
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
Historically Significant Customer
For the three and nine months ended September 30, 2021 and 2020, one customer accounted for more than 10% of our total revenues. For the three months ended September 30, 2021 and 2020, sales to this customer were $79.8 million and $66.7 million, respectively. For the nine months ended September 30, 2021 and 2020, sales to this customer were $209.8 million and $186.7 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $74.9 million and $62.2 million represented reimbursements for certain expenses we incurred during the three months ended September 30, 2021 and 2020, respectively, and $199.6 million and $173.0 million for the nine months ended were September 30, 2021 and 2020, respectively, were offset by matching expenses included in our third party managed cost of operations.
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
We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation, depletion and amortization, impairment charges, corporate-level selling, general and administrative and corporate-level acquisition, litigation and other, net). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended September 30, 2021 includes all properties that we owned at January 2, which had both been owned and had reached “normalized operations” by January 2, 2020.
We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses, corporate-level acquisition, litigation and other, net and gain or loss on sale of real estate). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
The following table shows the number of same-store warehouses in our portfolio as of September 30, 2021. The number of warehouses owned or operated in as of September 30, 2021 and excluded as same-store warehouses for the period ended September 30, 2021 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	248
Same Store Warehouses	162
Non-Same Store Warehouses (1)	77
Third-Party Managed Warehouses	9
(1) During the third quarter of 2021, we completed the acquisition of ColdCo resulting in the addition of two facilities and the acquisition of Newark Facility Management resulting in the addition of one facility. Additionally, we exited a facility in Canada for which the lease expired on September 30, 2021.
As of September 30, 2021, our portfolio consisted of 248 total warehouses, including 239 within the warehouse segment and nine in the third-party managed segment. In addition, we hold minority interests in two Brazilian joint ventures, Superfrio, which owns or operates 33 temperature-controlled warehouses, and Comfrio, which owns or operates 25 temperature-controlled warehouses.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2021 and 2020
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$225,234	$224,210	$166,355	35.4%	34.8%
Warehouse services	316,813	315,105	221,669	42.9%	42.2%
Total warehouse segment revenues	542,047	539,315	388,024	39.7%	39.0%

Power	38,931	38,774	27,145	43.4%	42.8%
Other facilities costs (2)	53,050	52,533	35,752	48.4%	46.9%
Labor	245,515	244,106	166,491	47.5%	46.6%
Other services costs (3)	59,559	59,447	30,880	92.9%	92.5%
Total warehouse segment cost of operations	$397,055	$394,860	$260,268	52.6%	51.7%

Warehouse segment contribution (NOI)	144,992	144,455	127,756	13.5%	13.1%
Warehouse rent and storage contribution (NOI) (4)	133,253	132,903	103,458	28.8%	28.5%
Warehouse services contribution (NOI) (5)	11,739	11,552	24,298	(51.7)%	(52.5)%

Total warehouse segment margin	26.7%	26.8%	32.9%	-618 bps	-614 bps
Rent and storage margin(6)	59.2%	59.3%	62.2%	-303 bps	-291 bps
Warehouse services margin(7)	3.7%	3.7%	11.0%	-726 bps	-730 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $11.2 million and $3.4 million, on an actual basis, for the third quarter of 2021 and 2020, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.9 million and $2.2 million, on an actual basis, for the third quarter of 2021 and 2020, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $542.0 million for the three months ended September 30, 2021, an increase of $154.0 million, or 39.7%, compared to $388.0 million for the three months ended September 30, 2020. On a constant currency basis, our warehouse segment revenues were $539.3 million for the three months ended September 30, 2021, an increase of $151.3 million, or 39.0%, from the three months ended September 30, 2020. Approximately $141.4 million of the increase, on an actual currency basis, was driven by acquisitions completed between October 2020 and September 2021. We acquired 61 warehouse facilities as a result of the Agro, Hall’s, Liberty, Bowman, KMT Brrr! acquisitions between October 1, 2020 and June 30, 2021. As a result, these facilities are reflected in the entirety of the current period but none of the comparable prior period. Additionally, we acquired two facilities on August 2, 2021 as a result of the ColdCo acquisition and one facility on September 1, 2021 as a result of the Newark Facility Management acquisition, and the results of these facilities are included in the current period since the date of acquisition. Revenue growth was also due to contractual and market-driven rate escalations and our recently completed developments. The foreign currency translation of revenues earned by our foreign operations had a net $2.7 million favorable impact during the three months ended September 30, 2021, which was mainly driven by the weakening of the U.S. dollar against the Australian dollar and the Euro.
Warehouse segment cost of operations was $397.1 million for the three months ended September 30, 2021, an increase of $136.8 million, or 52.6%, compared to the three months ended September 30, 2020. On a constant currency basis, our warehouse segment cost of operations was $394.9 million for the three months ended September 30, 2021, an increase of $134.6 million, or 51.7%, from the three months ended September 30, 2020. Approximately $113.2 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations of our same store facilities related to labor, power and property insurance costs, all of which are reflective of current market trends. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $2.2 million unfavorable impact during the three months ended September 30, 2021.
For the three months ended September 30, 2021, warehouse segment contribution (NOI), increased $17.2 million, or 13.5%, to $145.0 million for the third quarter of 2021 compared to $127.8 million for the third quarter of 2020. The foreign currency translation of our results of operations had a $0.5 million favorable impact to the warehouse segment contribution period-over-period due to the weakening of the U.S. dollar. On a constant currency basis, warehouse segment NOI increased 13.1% from the three months ended September 30, 2020. Approximately $28.2 million of the increase, on an actual basis, was primarily driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, and the growth and modest synergies experienced period-over-period during overlapping periods of ownership for sites acquired during 2020. The growth is also attributable to revenue increases, partially offset by the following factors that impacted our same-store facilities: lower economic occupancy driven by the impact of COVID-19 on the food manufacturing supply chain and increased costs including labor, power and related travel costs, as well as property insurance.
Same Store and Non-Same Store Analysis
We had 162 same stores for the three months ended September 30, 2021. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Agro, AM-C Warehouses, Bowman Stores, Caspers, ColdCo, Halls, KMT Brrr!, Liberty Freezers, Newark Facility Management, one recently leased warehouse in Australia, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of same store sites	162		162	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$157,233	$157,108	$154,926	1.5%	1.4%
Warehouse services	216,351	215,316	210,309	2.9%	2.4%
Total same store revenues	373,584	372,424	365,235	2.3%	2.0%
Same store cost of operations:
Power	25,676	25,721	25,497	0.7%	0.9%
Other facilities costs	31,743	31,700	32,859	(3.4)%	(3.5)%
Labor	168,426	167,673	155,114	8.6%	8.1%
Other services costs	30,530	30,531	28,237	8.1%	8.1%
Total same store cost of operations	$256,375	$255,625	$241,707	6.1%	5.8%

Same store contribution (NOI)	$117,209	$116,799	$123,528	(5.1)%	(5.4)%
Same store rent and storage contribution (NOI)(2)	$99,814	$99,687	$96,570	3.4%	3.2%
Same store services contribution (NOI)(3)	$17,395	$17,112	$26,958	(35.5)%	(36.5)%

Total same store margin	31.4%	31.4%	33.8%	-245 bps	-246 bps
Same store rent and storage margin(4)	63.5%	63.5%	62.3%	115 bps	112 bps
Same store services margin(5)	8.0%	7.9%	12.8%	-478 bps	-487 bps

	Three Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of non-same store sites(6)	77		13	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$68,001	$67,102	$11,429	495.0%	487.1%
Warehouse services	100,462	99,789	11,360	784.3%	778.4%
Total non-same store revenues	168,463	166,891	22,789	639.2%	632.3%
Non-same store cost of operations:
Power	13,255	13,053	1,648	704.3%	692.1%
Other facilities costs	21,307	20,833	2,893	636.5%	620.1%
Labor	77,089	76,433	11,377	577.6%	571.8%
Other services costs	29,029	28,916	2,643	998.3%	994.1%
Total non-same store cost of operations	$140,680	$139,235	$18,561	657.9%	650.1%

Non-same store contribution (NOI)	$27,783	$27,656	$4,228	557.1%	554.1%
Non-same store rent and storage contribution (NOI)(2)	$33,439	$33,216	$6,888	385.5%	382.2%
Non-same store services contribution (NOI)(3)	$(5,656)	$(5,560)	$(2,660)	(112.6)%	(109.0)%

Total non-same store margin	16.5%	16.6%	18.6%	-206 bps	-198 bps
Non-same store rent and storage margin(4)	49.2%	49.5%	60.3%	-1109 bps	-1077 bps
Non-same store services margin(5)	(5.6)%	(5.6)%	(23.4)%	1779 bps	1784 bps

	Three Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Total warehouse segment revenues	$542,047	$539,315	$388,024	39.7%	39.0%
Total warehouse cost of operations	$397,055	$394,860	$260,268	52.6%	51.7%
Total warehouse segment contribution	$144,992	$144,455	$127,756	13.5%	13.1%
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
(6)Non-same store warehouse count of 77 includes one recently leased warehouse in Australia, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020 and ten legacy facilities. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. The results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
Units in thousands except per pallet and site number data - unaudited	2021	2020
Number of same store sites	162	162	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,878	2,942	(2.2)%
Economic occupancy percentage	76.5%	78.3%	-179 bps
Same store rent and storage revenues per economic occupied pallet	$54.62	$52.66	3.7%
Constant currency same store rent and storage revenues per economic occupied pallet	$54.58	$52.66	3.7%

Physical occupancy(2)
Average physical occupied pallets	2,553	2,661	(4.1)%
Average physical pallet positions	3,760	3,756	0.1%
Physical occupancy percentage	67.9%	70.8%	-295 bps
Same store rent and storage revenues per physical occupied pallet	$61.59	$58.23	5.8%
Constant currency same store rent and storage revenues per physical occupied pallet	$61.54	$58.23	5.7%

Same store warehouse services:
Throughput pallets (in thousands)	7,328	7,467	(1.9)%
Same store warehouse services revenues per throughput pallet	$29.52	$28.16	4.8%
Constant currency same store warehouse services revenues per throughput pallet	$29.38	$28.16	4.3%

Number of non-same store sites(3)	77	13	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	1,182	202	485.5%
Economic occupancy percentage	74.3%	63.5%	1086 bps
Non-same store rent and storage revenues per economic occupied pallet	$57.51	$56.59	1.6%
Constant currency non-same store rent and storage revenues per economic occupied pallet	$56.75	$56.59	0.3%

Physical occupancy(2)
Average physical occupied pallets	1,156	188	515.0%
Average physical pallet positions	1,591	318	399.9%
Physical occupancy percentage	72.7%	59.1%	1360 bps
Non-same store rent and storage revenues per physical occupied pallet	$58.81	$60.79	(3.3)%
Constant currency non-same store rent and storage revenues per physical occupied pallet	$58.04	$60.79	(4.5)%

Non-same store warehouse services:
Throughput pallets (in thousands)	2,814	451	523.9%
Non-same store warehouse services revenues per throughput pallet	$35.71	$25.19	41.7%
Constant currency non-same store warehouse services revenues per throughput pallet	$35.47	$25.19	40.8%

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
(3)Non-same store warehouse count of 77 includes one recently leased warehouse in Australia, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020 and ten legacy facilities. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. The results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 76.5% for the three months ended September 30, 2021, a decrease of 179 basis points compared to 78.3% for the quarter ended September 30, 2020. Storage levels were lower than prior year levels due to ongoing supply chain disruption as a result of the COVID-19 pandemic, as well as food manufacturers producing at less than full capacity. As such, our customers’ existing inventories have continued to be drawn down to support steady consumer demand. Additionally, recent acquisitions came into the same store pool on January 1, 2021 which have a lower percentage of fixed commitment revenue compared to our legacy same stores. Our economic occupancy at our same stores for the three months ended September 30, 2021 was 866 basis points higher than our corresponding average physical occupancy of 67.9%. The decrease of 295 basis points in average physical occupancy compared to 70.8% for the quarter ended September 30, 2020 was partially driven by the factors mentioned above. Same store rent and storage revenues per economic occupied pallet increased 3.7% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.7% period-over-period.
Throughput pallets at our same stores were 7.3 million pallets for the three months ended September 30, 2021, a decrease of 1.9% from 7.5 million pallets for the three months ended September 30, 2020. This decrease was the result of the food manufacturers production decreasing as compared to the prior comparable period, also evidenced by the decrease in average physical occupancy. Food manufacturers have been unable to rebuild holdings in the supply chain primarily due to challenges in the labor market. Same store warehouse services revenue per throughput pallet increased 4.8% compared to the prior year primarily as a result of contractual rate escalations and favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 4.3% compared to the prior year.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of managed sites	9		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$87,782	$87,610	$75,338	16.5%	16.3%
Third-party managed cost of operations	83,231	83,095	71,945	15.7%	15.5%
Third-party managed segment contribution	$4,551	$4,515	$3,393	34.1%	33.1%

Third-party managed margin	5.2%	5.2%	4.5%	68 bps	65 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues were $87.8 million for the three months ended September 30, 2021, an increase of $12.4 million, or 16.5%, compared to $75.3 million for the three months ended September 30, 2020. On a constant currency basis, third-party managed revenues were $87.6 million for the three months ended September 30, 2021, an increase of $12.3 million, or 16.3%, from the three months ended September 30, 2020. This increase was a result of higher pass-through labor expenses in our domestic and foreign managed operations due to the consumer demand shift to retail, higher business volume from Australia managed and paired with its favorable impact of foreign currency translation, partially offset by the exit of one Canadian managed site in August 2020.
Third-party managed cost of operations was $83.2 million for the three months ended September 30, 2021, an increase of $11.3 million, or 15.7%, compared to $71.9 million for the three months ended September 30, 2020. Third-party managed cost of operations increased as a result of the higher labor costs and management fee as discussed in the revenue trends above.
Third-party managed segment contribution (NOI) was $4.6 million for the three months ended September 30, 2021, an increase of $1.2 million, or 34.1%, compared to $3.4 million for the three months ended September 30, 2020.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$78,979	$78,068	$34,096	131.6%	129.0%
Transportation cost of operations	72,728	71,942	29,909	143.2%	140.5%
Transportation segment contribution (NOI)	$6,251	$6,126	$4,187	49.3%	46.3%

Transportation margin	7.9%	7.8%	12.3%	-437 bps	-443 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $79.0 million for the three months ended September 30, 2021, an increase of $44.9 million, or 131.6%, compared to $34.1 million for the three months ended September 30, 2020. The increase was primarily due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, the Agro acquisition, which closed on December 30, 2020 and to a much lesser extent the KMT Brrr! acquisition which closed in early May 2021 and the ColdCo acquisition which closed on August 2, 2021. The increase was partially offset by the net decrease in revenue from the rationalization of certain domestic legacy market operations.
Transportation cost of operations was $72.7 million for the three months ended September 30, 2021, an increase of $42.8 million, or 143.2%, compared to $29.9 million for the three months ended September 30, 2020. The increase was driven by the acquisitions and revenue trends mentioned above and a reduction in market capacity due to the COVID-19 pandemic, which has caused an increase in carrier fees. Additionally, this is partially offset by the net decrease of costs from the exit of certain domestic market operations.
Transportation segment contribution (NOI) was $6.3 million for the three months ended September 30, 2021, an increase of 49.3% compared to the three months ended September 30, 2020. Transportation segment margin decreased 437 basis points from the three months ended September 30, 2020, to 7.9% from 12.3%. The decrease in margin was primarily due to the acquisition of lower-margin transportation business compared to our legacy operations, coupled with higher carrier fees as a result of the COVID-19 pandemic.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $70.6 million for the three months ended September 30, 2021, an increase of $17.0 million, or 31.7%, compared to $53.6 million for the three months ended September 30, 2020. This increase was primarily due to the acquisitions in late 2020 and 2021.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $45.5 million for the three months ended September 30, 2021, an increase of $9.6 million, or 26.6%, compared to $36.0 million for the three months ended September 30, 2020. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by costs assumed from the Agro and Hall’s acquisitions, net of synergies realized and higher third-party professional and legal fees, partially offset by lower short-term incentive plan expense based on underperformance compared to budget.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $6.3 million for the three months ended September 30, 2021, an increase of $1.1 million compared to the three months ended September 30, 2020. During the three months ended September 30, 2021, we incurred $6.3 million of acquisition related expenses primarily comprised of professional fees and integration related costs in connection with completed and potential acquisitions. During the three months ended September 30, 2020, we incurred an aggregate $5.3 million of acquisition, litigation and other, net expenses, of which $4.9 million related to acquisition expenses primarily composed of professional fees and integration related costs in connection with the Agro acquisition as well as other potential acquisitions.
Impairment of long-lived assets. For the three months ended September 30, 2021, we recorded impairment charges totaling $1.8 million, related to the write-off of certain software costs for programs which would no longer be used and costs incurred for development projects which management determined it would not continue to pursue. For the three months ended September 30, 2020, we recorded an impairment charge of $2.6 million due to the strategic decision to accelerate our exit of a managed facility and another managed facility that we planned to exit by the end of 2020. We recorded an impairment charge for the remaining net book value related to the long-lived assets, including building improvements and racking, which would not be removed prior to our exit of these facilities.
Other Expense and Income
The following table presents other items of expense and income for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Change
	2021	2020	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(25,303)	$(23,066)	9.7%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(627)	$—	100.0%
Other, net	$(523)	$(1,198)	(56.3)%
Interest expense. Interest expense was $25.3 million for the three months ended September 30, 2021, an increase of $2.2 million, or 9.7%, compared to $23.1 million for the three months ended September 30, 2020. The increase was primarily due to the issuance of the Series D and Series E Senior Unsecured Notes in December 2020, combined with short-term withdrawals on our Senior Unsecured Revolving Credit Facility. This was partially offset by the decrease in interest expense on our Senior Unsecured Term Loan A Facility due to the early principal repayment of $100.0 million and $200.0 million in December 2020 and January 2021, respectively. The effective interest rate of our outstanding debt decreased from 4.13% in the third quarter of 2020 to 3.09% in the third quarter of 2021.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $0.6 million for the three months ended September 30, 2021 was primarily driven by the amortization of fees paid for the termination of interest rate swaps during 2020.
Other expense, net. Other expense, net was $0.5 million for the three months ended September 30, 2021, a decrease of $0.7 million, compared to $1.2 million for the three months ended September 30, 2020. This decrease is due to loss on various asset disposals in 2020 that did not recur in 2021.

Income Tax Expense
Income tax benefit for the three months ended September 30, 2021 was $0.2 million, an increase of $1.0 million from an income tax expense of $0.8 million for the three months ended September 30, 2020. The change in income tax expense was primarily attributable to the decrease in valuation allowance related to recent acquisitions. The remainder was primarily attributable to losses generated from our foreign operations during 2021.
Comparison of Results for the Nine Months Ended September 30, 2021 and 2020
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$642,787	$633,774	$492,328	30.6%	28.7%
Warehouse services	888,445	869,710	649,175	36.9%	34.0%
Total warehouse segment revenues	1,531,232	1,503,484	1,141,503	34.1%	31.7%

Power	97,315	96,098	68,918	41.2%	39.4%
Other facilities costs (2)	155,143	152,699	102,499	51.4%	49.0%
Labor	684,475	669,918	502,087	36.3%	33.4%
Other services costs (3)	158,747	156,781	93,338	70.1%	68.0%
Total warehouse segment cost of operations	$1,095,680	$1,075,496	$766,842	42.9%	40.3%

Warehouse segment contribution (NOI)	$435,552	$427,988	$374,661	16.3%	14.2%
Warehouse rent and storage contribution (NOI) (4)	$390,329	$384,977	$320,911	21.6%	20.0%
Warehouse services contribution (NOI) (5)	$45,223	$43,011	$53,750	(15.9)%	(20.0)%

Total warehouse segment margin	28.4%	28.5%	32.8%	-438 bps	-436 bps
Rent and storage margin(6)	60.7%	60.7%	65.2%	-446 bps	-444 bps
Warehouse services margin(7)	5.1%	4.9%	8.3%	-319 bps	-333 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $30.7 million and $9.2 million, on an actual basis, for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $8.7 million and $7.5 million, on an actual basis, for the nine months ended September 30, 2021 and 2020, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1,531.2 million for the nine months ended September 30, 2021 an increase of $389.7 million, or 34.1%, compared to $1,141.5 million for the nine months ended September 30, 2020. On a constant currency basis, our warehouse segment revenues were $1,503.5 million for the nine months ended

September 30, 2021, an increase of $362.0 million or 31.7%, from the nine months ended September 30, 2020. Approximately $371.1 million of the increase, on an actual currency basis, was driven by acquisitions completed during 2020 and 2021, including the growth experienced period-over-period during overlapping periods of ownership. We acquired 54 warehouse facilities as a result of the Agro and Hall’s acquisitions between October 1, 2020 and December 31, 2020. As a result, these facilities are reflected in the entirety of the current period but none of the comparable prior period. On August 31, 2020, we completed the acquisition of two facilities as a result of the AM-C acquisition and one facility as a result of the Caspers acquisition, and the results of these acquisitions are included in the results of prior period since the date of acquisition and for the entirety of the current period. Additionally, we acquired four facilities on March 1, 2021 as a result of the Liberty acquisition, two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition, one facility on May 28, 2021 as a result of the Bowman Stores acquisition, two facilities on August 2, 2021 as a result of the ColdCo acquisition and one facility on September 1, 2021 as a result of the Newark Facility Management acquisition, and the results of these facilities are included in the current period since the date of acquisition. Revenue growth was also due to contractual rate escalations and our recently completed developments. This was partially offset by COVID-19 and the related labor challenges which continued to impact food production. The foreign currency translation of revenues earned by our foreign operations had a $27.7 million favorable impact during the nine months ended September 30, 2021, which was mainly driven by the weakening of the U.S. dollar over the Australian dollar, Euro, and Canadian dollar.
Warehouse segment cost of operations was $1,095.7 million for the nine months ended September 30, 2021, an increase of $328.8 million, or 42.9%, compared to the nine months ended September 30, 2020. On a constant currency basis, our warehouse segment cost of operations was $1,075.5 million for the three months ended September 30, 2021, an increase of $308.7 million, or 40.3%, from the nine months ended September 30, 2020. Approximately $288.2 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations in response to COVID-19, power, labor, property tax and insurance costs, all of which are reflective of current market trends. This is partially offset by the appreciation bonus we paid to front-line associates to recognize the dedication and efforts of our associates during the COVID-19 pandemic during the second quarter of 2020, which totaled $4.3 million. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $20.2 million unfavorable impact during the nine months ended September 30, 2021.
For the nine months ended September 30, 2021, warehouse segment contribution (NOI), increased $60.9 million, or 16.3%, to $435.6 million for the nine months ended September 30, 2021, compared to $374.7 million for the nine months ended September 30, 2020. The foreign currency translation of our results of operations had a $7.6 million favorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased $53.3 million. Approximately $82.9 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The remainder of the increase was driven by contractual rate escalations, the impact of the appreciation bonus paid during the second quarter of 2020 and disciplined cost controls through the Americold Operating System of our other services costs, which allowed us to generate higher contribution margins. The increases were partially offset by the currency translation impact of the strengthening of the U.S. dollar, lower holdings driven by the impact of COVID-19 on the food manufacturing supply chain and the increase in costs including power, property insurance and taxes and facility leasing costs.
Same Store and Non-Same Store Analysis
We had 162 same stores for the nine months ended September 30, 2021. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Agro, AM-C Warehouses, Bowman Stores, Caspers, ColdCo, Halls, KMT Brrr!, Liberty, Newark, ColdCo, one recently leased warehouse in Australia, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of same store sites	162		162	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$457,384	$453,945	$460,623	(0.7)%	(1.4)%
Warehouse services	631,694	619,336	619,002	2.1%	0.1%
Total same store revenues	1,089,078	1,073,281	1,079,625	0.9%	(0.6)%
Same store cost of operations:
Power	65,287	65,068	64,742	0.8%	0.5%
Other facilities costs	97,735	96,917	94,818	3.1%	2.2%
Labor	488,382	478,435	468,955	4.1%	2.0%
Other services costs	85,747	85,374	85,435	0.4%	(0.1)%
Total same store cost of operations	$737,151	$725,794	$713,950	3.2%	1.7%

Same store contribution (NOI)	$351,927	$347,487	$365,675	(3.8)%	(5.0)%
Same store rent and storage contribution (NOI)(2)	$294,362	$291,960	$301,063	(2.2)%	(3.0)%
Same store services contribution (NOI)(3)	$57,565	$55,527	$64,612	(10.9)%	(14.1)%

Total same store margin	32.3%	32.4%	33.9%	-156 bps	-149 bps
Same store rent and storage margin(4)	64.4%	64.3%	65.4%	-100 bps	-104 bps
Same store services margin(5)	9.1%	9.0%	10.4%	-133 bps	-147 bps

	Nine Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of non-same store sites	77		13	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$185,403	$179,829	$31,705	484.8%	467.2%
Warehouse services	256,751	250,373	30,173	750.9%	729.8%
Total non-same store revenues	442,154	430,202	61,878	614.6%	595.2%
Non-same store cost of operations:
Power	32,028	31,030	4,176	667.0%	643.1%
Other facilities costs	57,408	55,782	7,681	647.4%	626.2%
Labor	196,092	191,483	33,132	491.9%	477.9%
Other services costs	73,000	71,407	7,904	823.6%	803.4%
Total non-same store cost of operations	$358,528	$349,702	$52,893	577.8%	561.1%

Non-same store contribution (NOI)	$83,626	$80,500	$8,985	830.7%	795.9%
Non-same store rent and storage contribution (NOI)(2)	$95,967	$93,017	$19,848	383.5%	368.6%
Non-same store services contribution (NOI)(3)	$(12,341)	$(12,517)	$(10,863)	(13.6)%	(15.2)%

Total non-same store margin	18.9%	18.7%	14.5%	439 bps	419 bps
Non-same store rent and storage margin(4)	51.8%	51.7%	62.6%	-1084 bps	-1088 bps
Non-same store services margin(5)	(4.8)%	(5.0)%	(36.0)%	3120 bps	3100 bps

	Nine Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Total warehouse segment revenues	$1,531,232	$1,503,484	$1,141,503	34.1%	31.7%
Total warehouse cost of operations	$1,095,680	$1,075,496	$766,842	42.9%	40.3%
Total warehouse segment contribution	$435,552	$427,988	$374,661	16.3%	14.2%
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
(6)Non-same store warehouse count of 77 includes one recently leased warehouse in Australia, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020 and ten legacy facilities. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. The results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Nine Months Ended September 30,
Units in thousands except per pallet and site number data - unaudited	2021	2020	Change
Number of same store sites	162	162	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	2,865	3,003	(4.6)%
Economic occupancy percentage	76.2%	80.1%	-393 bps
Same store rent and storage revenues per economic occupied pallet	$159.64	$153.38	4.1%
Constant currency same store rent and storage revenues per economic occupied pallet	$158.44	$153.38	3.3%

Physical occupancy(2)
Average physical occupied pallets	2,543	2,753	(7.6)%
Average physical pallet positions	3,762	3,750	0.3%
Physical occupancy percentage	67.6%	73.4%	-582 bps
Same store rent and storage revenues per physical occupied pallet	$179.85	$167.31	7.5%
Constant currency same store rent and storage revenues per physical occupied pallet	$178.50	$167.31	6.7%

Same store warehouse services:
Throughput pallets (in thousands)	21,805	22,547	(3.3)%
Same store warehouse services revenues per throughput pallet	$28.97	$27.45	5.5%
Constant currency same store warehouse services revenues per throughput pallet	$28.40	$27.45	3.5%

Number of non-same store sites(3)	77	13	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	1,129	185	509.0%
Economic occupancy percentage	75.9%	63.3%	1260 bps
Non-same store rent and storage revenues per economic occupied pallet	$164.21	$171.00	(4.0)%
Constant currency non-same store rent and storage revenues per economic occupied pallet	$159.27	$171.00	(6.9)%

Physical occupancy(2)
Average physical occupied pallets	1,105	176	525.9%
Average physical pallet positions	1,488	293	407.9
Physical occupancy percentage	74.2%	60.2%	1400 bps
Non-same store rent and storage revenues per physical occupied pallet	$167.84	$179.65	(6.6)%
Constant currency non-same store rent and storage revenues per physical occupied pallet	$162.79	$179.65	(9.4)%

Non-same store warehouse services:
Throughput pallets (in thousands)	7,786	1,286	505.3%
Non-same store warehouse services revenues per throughput pallet	$32.97	$23.46	40.6%
Constant currency non-same store warehouse services revenues per throughput pallet	$32.16	$23.46	37.1%

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
(3)Non-same store warehouse count of 77 includes one recently leased warehouse in Australia, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020 and ten legacy facilities. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. The results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 76.2% for the nine months ended September 30, 2021, a decrease of 393 basis points compared to 80.1% for the nine months ended September 30, 2020. Storage levels were lower than prior year levels due to ongoing supply chain disruption as a result of the COVID-19 pandemic, as well as food manufacturers producing at less than full capacity. As such, our customers’ existing inventories have continued to be drawn down to support steady consumer demand. Additionally, recent acquisitions came into the same store pool during the first quarter of 2021 which have a lower percentage of fixed commitment revenue compared to our legacy same stores. Our third quarter 2020 economic occupancy at our same stores was 856 basis points lower than our corresponding average physical occupancy of 67.6%. The decrease of 582 basis points in average physical occupancy compared to 73.4% for the nine months ended September 30, 2020 was driven by supply chain fluctuations caused by the COVID-19 pandemic. Same store rent and storage revenues per economic occupied pallet increased 4.1% period-over-period, primarily driven by improvements in our commercial terms and contractual rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.3% period-over-period.
Throughput pallets at our same stores were 21.8 million pallets for the nine months ended September 30, 2021, a decrease of 3.3% from the nine months ended September 30, 2020. This decrease was the result of the COVID-19 related impacts in various sectors and commodities, and was primarily driven by the unprecedented surge in demand in retail during the first half of 2020. As food manufacturers production has not reached full pre-pandemic capacity, throughput has been impacted, with modest improvement during the second quarter of 2021. Food manufacturers have been unable to rebuild holdings in the supply chain due to challenges in the labor market. Same store warehouse services revenues per throughput pallet increased 5.5% period-over-period, as a result of a more favorable customer mix, contractual rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging and contractual rate escalations, paired with favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 3.5% from the nine months ended September 30, 2020.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of managed sites	9		11	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$233,027	$231,211	$213,213	9.3%	8.4%
Third-party managed cost of operations	222,401	220,895	202,752	9.7%	8.9%
Third-party managed segment contribution	$10,626	$10,316	$10,461	1.6%	(1.4)%

Third-party managed margin	4.6%	4.5%	4.9%	-35 bps	-44 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $233.0 million for the nine months ended September 30, 2021, an increase of $19.8 million, or 9.3%, compared to $213.2 million for the nine months ended September 30, 2020. On a constant currency basis, third-party managed revenues were $231.2 million for the nine months ended September 30, 2021, an increase of $18.0 million, or 8.4%, from the nine months ended September 30, 2020. This increase was a result of higher pass-through labor expenses in our domestic and foreign managed operations due to the consumer demand shift to retail, higher business volume from Australia managed and paired with its favorable impact of foreign currency translation, partially offset by the exit of two Canadian managed sites during the second half of 2020.

Third-party managed cost of operations was $222.4 million for the nine months ended September 30, 2021, an increase of $19.6 million, or 9.7%, compared to $202.8 million for the nine months ended September 30, 2020. On a constant currency basis, third-party managed cost of operations was $220.9 million for the nine months ended September 30, 2021, an increase of $18.1 million, or 8.9%, from the nine months ended September 30, 2020. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $10.6 million for the nine months ended September 30, 2021, an increase of $0.2 million, or 1.6%, compared to $10.5 million for the nine months ended September 30, 2020. On a constant currency basis, third-party managed segment contribution (NOI) was $10.3 million for the nine months ended September 30, 2021, a decrease of $0.1 million, or 1.4%.

Transportation Segment

The following table presents the operating results of our transportation segment for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$234,051	$232,332	$104,874	123.2%	121.5%
Total transportation cost of operations	211,847	210,770	91,110	132.5%	131.3%
Transportation segment contribution (NOI)	$22,204	$21,562	$13,764	61.3%	56.7%

Transportation margin	9.5%	9.3%	13.1%	-364 bps	-384 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $234.1 million for the nine months ended September 30, 2021, an increase of $129.2 million, or 123.2%, compared to $104.9 million for the nine months ended September 30, 2020. The increase was primarily due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, the Agro acquisition, which closed on December 30, 2020 and to a much lesser extent the KMT Brrr! acquisition which closed in early May 2021 and the ColdCo acquisition which closed on August 2, 2021. Furthermore, this is offset by the net decrease in revenue from the rationalization of certain domestic market operations. On a constant currency basis, transportation revenues were $232.3 million for the nine months ended September 30, 2021, an increase of $127.5 million, or 121.5%, from the nine months ended September 30, 2020.
Transportation cost of operations was $211.8 million for the nine months ended September 30, 2021, an increase of $120.7 million, or 132.5%, compared to $91.1 million for the nine months ended September 30, 2020. On a constant currency basis, transportation cost of operations was $210.8 million for the nine months ended September 30, 2021, an increase of $119.7 million, or 131.3%, from the nine months ended September 30, 2020. The increase was driven by the acquisitions mentioned above and due to a reduction in market capacity due to the COVID-19 pandemic, which has caused an increase in carrier fees. Additionally, this is partially offset by the net decrease of costs from the exit of certain domestic market operations.
Transportation segment contribution (NOI) was $22.2 million for the nine months ended September 30, 2021, an increase of $8.4 million compared to the nine months ended September 30, 2020. Transportation segment margin decreased 364 basis points from the nine months ended September 30, 2020, to 9.5% from 13.1%. On a constant currency basis, transportation segment contribution was $21.6 million for the nine months ended September 30, 2021, an increase of $7.8 million compared to the nine months ended September 30, 2020. The decrease in margin was primarily due to the acquisition of lower-margin transportation business compared to our legacy operations, coupled with higher carrier fees as a result of the COVID-19 pandemic.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $232.2 million for the nine months ended September 30, 2021, an increase of $74.7 million, or 47.4%, compared to $157.6 million for the nine months ended September 30, 2020. This increase was primarily due to the acquisitions in late 2020 and 2021.

Selling, general and administrative. Corporate-level selling, general and administrative expenses were $133.1 million for the nine months ended September 30, 2021, an increase of $27.9 million, or 26.5%, compared to $105.2 million for the nine months ended September 30, 2020. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by costs assumed from the Agro and Hall’s acquisitions, net of synergies realized and higher third-party professional fees, partially offset by lower bonus compensation expense in connection with the short-term incentive plan, due to underperformance as compared to budget.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $31.0 million for the nine months ended September 30, 2021, an increase of $21.2 million compared to the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we incurred $22.9 million of acquisition related expenses primarily composed of professional fees and integration related costs, including severance and employee retention expenses, in connection with completed and potential acquisitions, primarily related to the Agro acquisition. We also incurred $3.5 million of ongoing costs related to the cyber event that occurred in late 2020. During the nine months ended September 30, 2020, we incurred $8.3 million of acquisition related expenses primarily primarily composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the recently announced Agro Merchants Acquisition, and employee retention. Additionally, we incurred $1.0 million of severance related to reduction in headcount as a result of the synergies from acquisitions and realignment of our international operations during the nine months ended September 30, 2020.
Impairment of long-lived assets. For the nine months ended September 30, 2021, we recorded impairment charges totaling $3.3 million, of which $1.7 million related to costs associated with development projects which management determined it would no longer pursue, and a charge of $1.6 million for certain software costs that were determined no longer usable. For the nine months ended September 30, 2020, we recorded impairment charges of $6.3 million, which included a $3.7 million impairment charge related to the anticipated sale of our quarry business, which was subsequently completed on July 1, 2020, and an impairment charge of $2.6 million related to the remaining net book value of assets due to the exit of two leased managed facilities during 2020.
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

Other Expense and Income
The following table presents other items of income and expense for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,		Change
	2021	2020	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(77,838)	$(70,114)	11.0%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(5,051)	$(781)	n/r
Other, net	$(147)	$232	(163.4)%
n/r: not relevant
Interest expense. Interest expense was $77.8 million for the nine months ended September 30, 2021, an increase of $7.7 million, or 11.0%, compared to $70.1 million for the nine months ended September 30, 2020. The increase was primarily due to the issuance of the Series D and Series E Senior Unsecured Notes in December 2020. This was partially offset by the decrease in interest expense on our Senior Unsecured Term Loan A Facility due to the early principal repayment of $100.0 million and $200.0 million in December 2020 and January 2021, respectively. The effective interest rate of our outstanding debt has decreased from 4.19% for the nine months ended September 30, 2020 to 3.19% for the nine months ended September 30, 2021, however, outstanding principal has increased from $1.8 billion as of September 30, 2020 to $2.7 billion as of September 30, 2021.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $5.1 million for the nine months ended September 30, 2021 was primarily driven by the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs. Additionally, we recorded a charge of $2.1 million for the amortization of fees paid for the termination of interest rate swaps during 2020. During the first quarter of 2020 we refinanced our Senior Unsecured Credit Facility, which resulted in the write-off of certain unamortized deferred financing costs.

Income Tax Expense
Income tax expense for the nine months ended September 30, 2021 was $8.0 million, a decrease of $5.5 million when compared to $2.5 million for the nine months ended September 30, 2020. The change in income tax expense was primarily attributable to the tax effects of the rate change from 19% to 25% in the United Kingdom, enacted during the second quarter of 2021, for which we recorded deferred income tax expense of $11.7 million and a decrease in our valuation allowance for which we recorded a deferred tax benefit of $7.9 million attributable to recent acquisitions. The remainder was primarily attributable to losses generated from our foreign operations which did not occur during the nine months ended September 30, 2020.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, non-core asset impairment, acquisition, litigation and other, net, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments and foreign currency exchange loss. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs, pension withdrawal liability and above or below market leases, straight-line net rent, provision or benefit from deferred income taxes, share-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization, non-real estate asset impairment and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net Income (Loss) to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,308	$12,374	$(22,327)	$68,547
Adjustments:
Real estate related depreciation	48,217	36,289	145,368	107,289
Net loss (gain) on sale of real estate, net of withholding taxes	—	427	—	(21,083)
Net (gain) loss on asset disposals	(1)	1,160	(53)	1,157
Impairment charges on certain real estate assets	224	—	1,752	3,181
Our share of reconciling items related to partially owned entities	463	111	1,590	267
NAREIT Funds from operations	54,211	50,361	126,330	159,358
Adjustments:
Net gain on sale of non-real estate assets	(171)	(100)	(594)	(517)
Non-core asset impairment	—	2,615	—	3,101
Acquisition, litigation and other, net	6,338	5,282	31,011	9,771
Share-based compensation expense, IPO grants	—	196	163	772
Loss on debt extinguishment, modifications and termination of derivative instruments	627	—	5,051	781
Foreign currency exchange loss	349	196	316	373
Our share of reconciling items related to partially owned entities	122	76	365	155
Core FFO applicable to common shareholders	61,476	58,626	162,642	173,794
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,088	1,203	3,321	3,945
Non-real estate asset impairment	1,560	—	1,560	—
Amortization of below/above market leases	1,017	39	1,418	115
Straight-line net rent	411	(87)	86	(304)
Deferred income taxes (benefit) expense	(3,562)	(1,284)	1,004	(4,353)
Share-based compensation expense, excluding IPO grants	4,291	4,373	14,625	12,568
Non-real estate depreciation and amortization	22,352	17,280	86,871	50,283
Maintenance capital expenditures (a)	(18,938)	(17,534)	(55,157)	(45,256)
Our share of reconciling items related to partially owned entities	(100)	125	889	203
Adjusted FFO applicable to common shareholders	$69,595	$62,741	$217,259	$190,995
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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other, net, loss on debt extinguishment, modifications and termination of derivative instruments, share-based compensation expense, foreign currency exchange gain or loss, impairment of long-lived assets, loss from investments in partially owned entities, net gain on sale of non-real estate assets and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,308	$12,374	$(22,327)	$68,547
Adjustments:
Depreciation and amortization	70,569	53,569	232,239	157,572
Interest expense	25,303	23,066	77,838	70,114
Income tax (benefit) expense	(226)	819	7,957	2,105
Net loss (gain) on sale of real estate, net of withholding taxes	—	427	—	(21,083)
Adjustment to reflect share of EBITDAre of partially owned entities	1,854	293	4,288	590
NAREIT EBITDAre	$102,808	$90,548	$299,995	$277,845
Adjustments:
Acquisition, litigation and other, net	6,338	5,282	31,011	9,771
Loss from investments in partially owned entities	490	98	1,251	254
Impairment of long-lived assets	1,784	2,615	3,312	6,282
Loss on foreign currency exchange	349	196	316	373
Share-based compensation expense	4,291	4,569	14,788	13,340
Loss on debt extinguishment, modifications and termination of derivative instruments	627	—	5,051	781
Net (gain) loss on sale of non-real estate assets	(172)	1,060	(647)	641
Reduction in EBITDAre from partially owned entities	(1,854)	(293)	(4,288)	(590)
Core EBITDA	$114,661	$104,075	$350,789	$308,697

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
•capital expenditures;
•debt service obligations; and
•quarterly shareholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and shareholder distributions, and our future development and acquisition activities. As previously discussed, the COVID-19 pandemic has created disruption among several industries. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. While we did not incur significant disruption during the nine months ended September 30, 2021 from the COVID-19 pandemic, we are unable to predict the impact that the pandemic may have on the sources of capital upon which we rely.
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
During the nine months ended September 30, 2021, there were 2,332,846 common shares sold under the 2021 ATM Equity Program under forward sale agreements which must be settled by July 1, 2022 for gross proceeds of $90.6 million. After considering the forward sale agreements entered into during the nine months ended September 30, 2021, we had approximately $809.4 million availability remaining for distribution under the 2021 ATM Equity Program as of September 30, 2021.
Security Interests in Customers’ Products
By operation of law and in accordance with our customer contracts (other than leases), we typically receive warehouseman’s liens on products held in our warehouses to secure customer payments. Such liens permit us to take control of the products and sell them to third parties in order to recover any monies receivable on a delinquent account, but such products may be perishable or otherwise not readily salable by us. Historically, in instances where we have warehouseman’s liens and our customer sought bankruptcy protection, we have been successful in receiving “critical vendor” status, which has allowed us to fully collect on our accounts receivable during the pendency of the bankruptcy proceeding.
Our bad debt expense was $0.7 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we maintained bad debt allowances of approximately $17.0 million, which we believed to be adequate.
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
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2021:

Debt Summary:
Fixed rate	$2,089,915
Variable rate - unhedged	627,788
Total outstanding indebtedness	2,717,703

Percent of total debt:
Fixed rate	76.90%
Variable rate	23.10%

Effective interest rate as of September 30, 2021	3.09%

As of September 30, 2021, we had approximately $2.7 billion of outstanding debt as set forth in the table above, which excludes deferred financing costs.
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, CDOR, and SONIA rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2021, our debt had a weighted average term to initial maturity of approximately 6.7 years, assuming exercise of extension options.
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

Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$14,497	$15,896	$45,398	$39,425
Personal property	1,231	906	4,441	3,967
Information technology	3,210	732	5,318	1,864
Maintenance capital expenditures (1)	$18,938	$17,534	$55,157	$45,256

Maintenance capital expenditures per cubic foot	$0.013	$0.016	$0.038	$0.041
(1) Excludes $9.1 million of deferred acquisition maintenance capital expenditures incurred for the nine months ended September 30, 2021.
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$6,435	$7,333	$20,760	$21,278
Personal property	15,655	7,368	40,731	22,766
Repair and maintenance expenses	$22,090	$14,701	$61,491	$44,044

Repair and maintenance expenses per cubic foot	$0.015	$0.013	$0.042	$0.040

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
Acquisitions
The acquisitions completed during the nine months ended September 30, 2021 relate to Bowman Stores, ColdCo, KMT Brrr!, Liberty Freezers and Newark Facility Management. The acquisitions completed during the nine months ended September 30, 2020 relate to AM-C Warehouses, MHW, Caspers, Newport and Nova Cold. Refer to Notes 2 and 3 of the Condensed Consolidated Financial Statements and our 2020 Form 10-K for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the nine months ended September 30, 2021 are primarily driven by $88.5 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $17.3 million related to the Atlanta major markets strategy project (Phase 1) and $14.1 million related to Phase 2, $33.4 million related to our Russellville expansion, $8.1 million related to our Calgary, Canada expansion, $19.6 million related to the Auckland, New Zealand expansion project, $12.0 million million related to the Dunkirk, NY development and $3.7 million in our Dublin expansion. The Atlanta Phase 1 and Auckland projects were substantially completed during the second quarter of 2021, with the remaining spend to be incurred within the next six months. As a result of the Agro Acquisition on December 30, 2020, we acquired an expansion project in Lurgan, Northern Ireland, which was completed during the second quarter of 2021. We incurred $4.0 million during 2021 for this expansion project.
Expansion and development initiatives also include $11.7 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $25.9 million for probable future expansion or development projects.

The following table sets forth our acquisition, expansion and development capital expenditures for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$400,987	$108,040	$616,316	$423,708
Expansion and development initiatives	75,960	59,806	243,072	174,585
Information technology	1,682	2,189	5,255	5,169
Growth and expansion capital expenditures	$478,629	$170,035	$864,643	$603,462

Historical Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$164,319	$227,198
Net cash used in investing activities	$(945,491)	$(611,719)
Net cash provided by financing activities	$315,269	$323,317
Operating Activities
For the nine months ended September 30, 2021, our net cash provided by operating activities was $164.3 million, a decrease of $62.9 million, compared to $227.2 million for the nine months ended September 30, 2020. The decrease is primarily due to higher acquisition and integration related costs and selling, general and administrative expense. This was partially offset by higher segment contribution as a result of our recent acquisitions.
Investing Activities

Our net cash used in investing activities was $945.5 million for the nine months ended September 30, 2021 compared to $611.7 million for the nine months ended September 30, 2020. Cash used in connection with business combinations during 2021 was $616.3 million and related to the Bowman, ColdCo, KMT Brrr!, Liberty and Newark Facility Management acquisitions. Additions to property, buildings and equipment were $313.2 million, reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, New Zealand, Calgary and Russellville expansion and development projects. Additionally, we invested $6.3 million in the SuperFrio joint venture for the nine months ended September 30, 2021, and paid $11.6 million to purchase the noncontrolling interest holders share in the Chilean business, which we now wholly own.
Net cash used in investing activities of $611.7 million for the nine months ended September 30, 2020 primarily related to cash used for the acquisitions of AM-C, Newport and Nova Cold totaling $398.7 million, cash used for acquisitions of property, buildings and equipment accounted for as an asset acquisition of $25.5 million related to the Caspers acquisition, cash used for additions to property, buildings and equipment of $241.6 million reflecting maintenance capital expenditures and investments in the Atlanta, Connecticut, Pennsylvania, New Zealand and Savannah expansion and development projects, and our initial investment of $26.2 million in the SuperFrio joint venture. These investments were offset by $77.4 million in proceeds from the sale of land and property, buildings and equipment related to the sale of land in Sydney, the Quarry segment and the sale of the Boston facility.

Financing Activities
Net cash provided by financing activities was $315.3 million for the nine months ended September 30, 2021 compared to $323.3 million for the nine months ended September 30, 2020. Cash provided by financing activities for the current period primarily consisted of $420.2 million net proceeds from equity forward contracts settled during the period upon the issuance of common shares, $590.8 million in proceeds from our revolving line of credit, and $5.2 million of proceeds received upon exercise of stock options, offset by cash outflows of $280.0 million in repayments on the revolving line of credit, $205.2 million for repayments on term loan and mortgage notes, $168.5 million of quarterly dividend distributions paid, $27.5 million of financing lease payments, and $15.8 million in payment of withholding taxes related to share-based payment arrangements.
Net cash provided by financing activities was $323.3 million for the nine months ended September 30, 2020 and primarily consisted of $340.6 million net proceeds from equity offerings under our prior ATM equity program and the April 2019 equity forward contract settled in January 2020, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $186.8 million in proceeds from our revolving credit facility. These cash inflows were partially offset by $177.1 million of repayment on the revolving credit facility using the proceeds from our refinancing of our Senior Unsecured Term Loan, $124.0 million of quarterly dividend distributions paid, $55.0 million of repayments on our term loan and mortgage notes and $8.3 million of payments related to debt issuance costs.
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
As of September 30, 2021, we had $125 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.95%. Additionally, we had C$55.0 million, £68.5 million, and $170 million outstanding of Senior Unsecured Revolving Credit Facility draws. At September 30, 2021, one-month LIBOR was at approximately 0.08%, one-month CDOR was at 0.43%, and one-month SONIA was at 0.05%, therefore a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $6.3 million. A 100 basis point decrease in market interest rates would result in a $1.3 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2021 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
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
Excluding the Agro acquisition, there has not been any change in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common shares involves risks and uncertainties. You should consider and read the information contained in this report and in our 2020 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). Any of the risks discussed in our 2020 Annual Report on Form 10-K, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. Except as set forth below, there has been no material change to our Risk Factors from those presented in our 2020 Annual Report on Form 10-K.
Recent changes in the Company’s executive management team may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company’s common shares.

On November 2, 2021, the Company’s Board of Trustees of the Company terminated Mr. Boehler without cause from his position as President and Chief Executive Officer of the Company. Mr. Boehler also resigned as a Trustee of the Board of Trustees. The Company’s Board of Trustees appointed George Chappelle as the Company’s interim Chief Executive Officer and as a Trustee of the Company. The Company’s Board of Trustees has engaged a nationally recognized search firm to identify a permanent Chief Executive Officer. These changes in the Company’s executive management team may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the executive management team could have a negative impact on the Company’s ability to manage and grow its business effectively.
In addition, if the Company is not effective in its succession planning, there may be a negative impact on the Company’s ability to successfully hire for key executive management roles, including the President and Chief Executive Officer position, in a timely manner. Our future success is dependent upon our ability to attract, retain and effectively deploy senior management and key personnel, and we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could materially and adversely impact on the Company’s results of operations and the market price of our common shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1#	Form of Employment Agreement (Executive Vice President)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	November 5, 2021	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)