Form 10-K
period 2021-12-31
AMERICOLD REALTY TRUST
filed 2022-03-01
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
As of June 30, 2021, the aggregate market value of the voting common shares owned by non-affiliates of Americold Realty Trust was $7.5 billion, computed by reference to the closing price of the common shares of Americold Realty Trust on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater shareholders as of June 30, 2021. The identification of 10% or greater shareholders is based on Schedule 13G and amended 13G reports publicly filed before June 30, 2021. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of Americold Realty Trust’s common shares outstanding at February 23, 2022, was approximately 268,487,997.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which the registrants anticipate will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•the impact of supply chain disruptions, including, among others, the impact on labor availability, raw material availability, manufacturing and food production and transportation;
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
•our failure to realize the intended benefits from our recent acquisitions and including synergies, or disruptions to our plans and operations or unknown or contingent liabilities related to our recent acquisitions;
•risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames, or at all, in respect thereof;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions or loss of confidential information;
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
•inflation and rising interest rates
•labor and power costs;

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
•uninsured losses or losses in excess of our insurance coverage;
•the potential liabilities, costs and regulatory impacts associated with our in-house trucking services and the potential disruptions associated with our use of third-party trucking service providers to provide transportation services to our customers;
•the cost and time requirements as a result of our operation as a publicly traded REIT;
•changes in foreign currency exchange rates;
•the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our shareholders to replace our trustees and affect the price of our common shares of beneficial interest, $0.01 par value per share, of our common shares; and
•the potential dilutive effect of our common share offerings.

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

PART I

ITEM 1. Business
The Company
    We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2021, we operated a global network of 250 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 201 warehouses in North America, 27 in Europe, 19 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold minority interests in two Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 25 temperature-controlled warehouses. We view and manage our business through three primary business segments: warehouse, third-party managed and transportation.
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
On November 2, 2020, the Company acquired Hall’s Warehouse Corporation (Hall’s) for $489.2 million.
On December 30, 2020, we acquired privately held Agro Merchants Group (“Agro”) from an investor group led by funds managed by Oaktree Capital Management, L.P. (“Oaktree”) for consideration of $1.59 billion, which includes cash received of $46.8 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based on the share price on December 29, 2020 of $36.15. Refer to Note 3 of the Consolidated Financial Statements for details of these amounts.
On March 1, 2021, the Company acquired Liberty Freezers for C$56.8 million, or US$44.9 million, based on the spot rate on the date of the transaction.
On May 5, 2021, the Company acquired KMT Brrr! for $70.8 million.
On May 28, 2021, the Company acquired Bowman Stores for £75.0 million, or US$106.4 million, based on the spot rate on the date of the transaction.
On June 1, 2021, the Company purchased the remaining minority shareholders portion of Frigorifico, a joint venture acquired in tandem with the Agro acquisition, for $11.6 million.
On August 2, 2021, the Company acquired the assets of the ColdCo Companies for $20.7 million.
On September 1, 2021, the Company acquired Newark Facility Management for $391.4 million.
On November 12, 2021, the Company acquired a recently constructed warehouse in Denver for $53.6 million.
On November 15, 2021, the Company acquired Lago for Australian $102.2 million, or US$75.1 million million, based on the spot rate on the date of the transaction.
Refer to Item 7 - Management’s Discussion and Analysis and Notes 2 and 3 of the Consolidated Financial Statements in this Annual Report on Form 10-K for further details of each of the 2020 and 2021 acquisitions.
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
    Our primary business objective is to serve our customers and other stakeholders, increase shareholder value, grow our market share, enhance our operating and financial results and increase cash flows from operations. We also believe that our ability to execute on our business and growth strategies will enhance the overall value of our real estate. The strategies we intend to execute to achieve these objectives include the following:
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
Focused and Disciplined Strategy to Expand Our Portfolio of Temperature-Controlled Warehouses
    We believe our operating systems and economies of scale provide us with a significant advantage over our competitors with respect to expansion, development and acquisition opportunities. Being a publicly-traded REIT focused on the temperature-controlled warehouse industry provides us access to capital markets and positions us to strategically enter new locations, fill gaps in existing distribution networks and effectively compete for expansion, development and acquisition opportunities.
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
Expand Our Presence by Increasing Market Share for Other Temperature-Sensitive Product Types
    Although we focus on providing temperature-controlled warehouse space to the food industry, we also store other forms of temperature-sensitive products, including pharmaceutical, floral and chemical products. As the rapid growth in e-commerce continues to increase the flow of products through the global distribution network, we believe our ability to provide comprehensive and consistent quality warehousing and value-added services at all points in the cold chain put us in a strong position to develop new relationships, drive growth and enhance market share with producers, distributors, retailers and e-tailers in other temperature-sensitive products. Additionally, we have the flexibility to store non-temperature-sensitive “dry” goods in some of our warehouses to the extent desirable.

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
    Our core business is our warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. In our warehouse segment, we collect rent and storage fees from customers to store their frozen and perishable food and other products within our real estate portfolio. We also provide our customers with handling and other warehouse services related to the products stored in our buildings that are designed to optimize their movement through the cold chain, such as the placement of food products for storage and preservation, the retrieval of products from storage upon customer request, case-picking, blast freezing, produce grading and bagging, ripening, kitting, protein boxing, repackaging, e-commerce fulfillment, and other recurring handling services. We refer to these handling and other services as our value-added services. We have substantially grown our warehouse segment recently through strategic acquisitions and multiple expansion and development projects. Most recently, we entered the European market through the acquisition of Agro Merchants.
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
    In our transportation segment, we broker and manage transportation of frozen and perishable food and other products for our customers. Our transportation services include consolidation services (i.e., consolidating a customer’s products with those of other customers for more efficient shipment), freight under management services (i.e., arranging for and overseeing transportation of customer inventory) and dedicated transportation services, each designed to improve efficiency and reduce transportation and logistics costs to our customers. We provide these transportation services at cost plus a service fee or, in the case of our consolidation services, we charge a fixed fee. We supplemented our regional, national and truckload consolidation services with the transportation operations from the Halls acquisition in November 2020, which services the Northeast corridor of the U.S. with an owned and maintained fleet. With the acquisition of Agro Merchants in December 2020, we expanded our domestic and international transportation service offerings as Agro Merchants owned a fleet of temperature-controlled vehicles in the U.S., Ireland and UK and also offered a variety of non-asset based transportation management services. These include multi-modal global freight forwarding services to support our customers’ needs.
    We also operated a limestone quarry, which was sold on July 1, 2020.
Customers
    Our global footprint enables us to efficiently serve approximately 4,300 customers as of December 31, 2021, consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 35 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment represent 49%, 55% and 60% of our total warehouse segment revenues for the years ended December 31, 2021, 2020 and 2019, respectively. As we have acquired multiple businesses over the past three years, this percentage has declined as our portfolio has expanded. This disclosure is calculated on a proforma basis as if the Company had completed its acquisitions as of the beginning of the year that it occurred in. There has been no material change to the composition of our top 25 customers. Each of these 25 largest customers has been in our network for the entirety of these periods.

    The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2021:

				Network Utilization
	% of Warehouse Revenue (1)	# of Sites	Credit Rating (Moody’s/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	6.3%	11	BBB / Baa2	✓	✓	✓	✓	✓	✓
Retailer	4.7%	6	NA	✓	✓	✓	✓	✓	✓
Producer	4.4%	34	BBB- / Baa3	✓	✓	✓	✓	✓	✓
Producer	3.2%	57	BBB+ / Baa2	✓	✓	✓		✓	✓
Producer	2.9%	30	BB+ / Baa3	✓	✓	✓		✓	✓
Producer	2.6%	22	NA	✓	✓	✓	✓	✓	✓
Producer	2.3%	24	BB+ / Ba3	✓	✓	✓	✓	✓	✓
Retailer	2.0%	18	AA / Aa2	✓		✓	✓	✓	✓
Producer	1.9%	31	Baa2	✓	✓	✓		✓	✓
Producer	1.7%	29	BB+/ Ba3	✓		✓	✓	✓
Retailer	1.6%	4	BBB+ / Baa1	✓	✓	✓		✓	✓
Producer	1.5%	9	A+ / A1	✓	✓	✓		✓	✓
Producer	1.5%	17	NA	✓	✓	✓		✓	✓
Producer	1.4%	5	BBB+ / Baa1	✓				✓	✓
Retailer	1.3%	5	NA	✓		✓	✓	✓	✓
Producer	1.2%	9	BBB / Baa2	✓	✓	✓	✓	✓	✓
Producer	1.1%	22	A / A1	✓		✓		✓	✓
Producer	1.0%	26	NA	✓		✓	✓	✓	✓
Producer	1.0%	21	NA	✓	✓	✓		✓	✓
Producer	0.9%	39	NA	✓		✓		✓	✓
Producer	0.9%	25	NA	✓		✓		✓	✓
Producer	0.9%	21	NA	✓		✓	✓	✓	✓
Producer	0.9%	25	BB+ /Baa3	✓		✓	✓	✓	✓
Producer	0.8%	3	NA	✓		✓
Producer	0.8%	9	NA	✓				✓	✓
Total	48.8%
(1)Based on warehouse revenues for the twelve months ended December 31, 2021. Presented on a pro forma basis as if the Company had completed all 2021 acquisitions as of the beginning of the year.
(2)Represents long-term issuer ratings as published in January 2022.
(3)A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2021.

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
North America
    Outside the five largest owners of temperature-controlled warehouses, the United States temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), Interstate Warehousing, Burris Logistics, NewCold Advanced Cold Logistics and Seafrigo Logistics, in addition to numerous other local, regional and national temperature-controlled warehouse owners, operators and developers. In Canada, our largest competitor is VersaCold Logistics Services.

Europe
Our main competitors in Europe include Constellation Cold Storage, Lineage Logistics, LLC and NewCold Advanced Logistics. Generally, the European temperature-controlled warehouse industry is highly fragmented among numerous owners and operators.
Asia-Pacific
    Our main competitors in Australia include Lineage Logistics, LLC and NewCold Advanced Cold Logistics, which operate warehouses and service many of the Australian markets. Generally, our other competitors operate in only one region and do not compete in the retail market that comprises the majority of our revenues.
    Our main competitors in New Zealand are Lineage Logistics, LLC and Halls Transport (not affiliated with the Halls acquisition we completed during 2020). Lineage Logistics, is the largest public warehouse operator in New Zealand. Halls Transport is primarily a transporter that also operates a network of five warehouses. Generally, our other competitors also service the commodity market and operate in only one region.
South America
    We have several competitors in the Buenos Aires and Santiago markets, which in the past tended to be smaller single-site operations or fragmented networks. The greatest sources of competition in Argentina and Chile are the disproportionate number of producers (compared to the United States) that continue to in-source their temperature-controlled storage needs. Through our joint ventures with Superfrio and Comfrio, we now have a relationship with the top two owners and operators of cold storage facilities in Brazil. The largest competitor in Brazil is Friozem Armazens Frigorificos Ltda. Additionally, Lineage Logistics, LLC has entered this market through a joint venture with Emergent Cold, which has locations in Brazil, Panama and Peru.

HUMAN CAPITAL RESOURCES
Americold is committed to creating a work environment that supports the growth and success of our associates. We have employees located throughout the world. As of December 31, 2021, we employed approximately 16,275 people worldwide.

The geographic distribution of our associates as of December 31, 2021 is summarized in the following table:

Region	Number of associates	Percentage of workforce
North America	12,922	79.4%
Europe	1,722	10.6%
Australia/New Zealand	1,425	8.7%
South America	206	1.3%
As of December 31, 2021, approximately 37% of our associates were represented by various local labor unions and associations, and 84 of our 250 warehouses have unionized associates that are governed by 73 different collective bargaining agreements. Since January 1, 2016, we have successfully negotiated 112 collective bargaining agreements without any work stoppages. During 2021, we successfully negotiated and renewed 17 agreements.

During 2022, we expect to engage in negotiations for an additional 26 agreements, which make up approximately 11% of our associate population, covering all or parts of 22 operating locations worldwide. We do not anticipate any workplace disruptions during this renewal process. We consider our labor relations to be positive and productive.

Diversity, Inclusion, Equal Opportunity and Development
We believe that how we attract, develop and retain our talent is critical to how we achieve our strategic objectives and create sustained growth and value for our shareholders, customer and associates. We value and embrace diversity, inclusion and acceptance. We strive to foster a culture where associates can act authentically, connect with others in a genuine way and thrive in the workplace. We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, national origin, ancestry, religion, genetic information, physical or mental disability, marital status, age, sexual orientation or identification, gender, veteran status, political affiliation, physical appearance, or any other characteristic protected by federal, state or local law. It is our policy to recruit talent based on skill, knowledge and experience, without discrimination. We evaluate compensation equity annually and ensure action plans are in place to address pay disparities when applicable.
During 2021, we conducted an enterprise-wide engagement survey, which was available in 15 languages that focused on measuring the engagement and inclusion of our associates. Creating a positive employee experience where individuals and teams feel their work is satisfying and impactful is a key focus area of ours. We continually assess and strive to enhance associate satisfaction and engagement.
We continue to emphasize associate development and training. Our associates are offered regular opportunities to participate in formal and informal personal growth and professional development programs. One of our unique leadership development programs is the Americold Leadership Academy, which builds the leadership capabilities of our global operations supervisors and managers, who have direct oversight of the frontline workforce managing our customers’ products through the supply chain. Our associates completed nearly 900,000 hours of training in 2021. Other formal offerings include tuition reimbursement, leadership development experiences, and a diverse curriculum of online learning programs.

Philanthropy
Giving back to the communities where we work and live is important to Americold and to our associates. We’re particularly proud of our associates and their efforts to give back and help those in need. We partner with and support organizations around the globe that contribute to fighting hunger and supporting the growth and development of children and teens. Our most significant partnership is with Feed the Children in the United States, through which we provide donations, complimentary temperature-controlled transportation of food products, and volunteer opportunities for our associates.
Our associates are not only making a difference in their communities, they have strong passion and support for each other. We know that some of our own people experience unforeseen disasters or personal hardships that place financial stress on them and their families. Many of our associates have asked how they can help each other. In 2021, Americold introduced the Americold Foundation. This foundation provides associates with an opportunity to contribute monetary donations that are used to aid members of the Americold family who are in need. All of our associates around the world can contribute as well as be recipients of this charitable foundation. Associates in need are encouraged to apply for a grant from the Americold Foundation Fund to ease their financial burden.

Safety and Wellbeing
Safety of our associates is our number one priority. Our associates receive ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented. Personal protective equipment is provided to ensure our associates can safely perform their job function. We use safety scorecards, standardized signage, and visual management throughout our facilities to reinforce safety principles and metrics. Americold’s total recordable incidence rate (“TRIR”) of 2.41 is far better than the industry average of 5.5 for refrigerated warehouses. TRIR is a medical incident rate based on the U.S. Occupational Safety and Health Administration (OSHA) record-keeping criteria (injuries per 200,000 hours).
All of our supervisors complete Americold’s Behavioral Based Safety (BSS) Program, which reinforces desired behaviors and teaches how to address unwanted behaviors constructively. The program is implemented world-wide and serves to make safety a part of an open and regular dialogue. Supervisors learn to address issues and performance unique to their site and learn effective remediation strategies.
To address the dynamic nature of COVID-19 in 2021, we maintained social distancing and other health and safety protocols as recommended and required by global, national, state and local government agencies and organizations, including the U.S. Centers for Disease Control and Prevention and the World Health Organization.

Total Rewards
We provide programs and benefits designed to attract, retain and reward high-performing associates. In addition to salaries or hourly wages, our compensation programs, which vary by geography and acquired entity, can include performance incentives for front-line workers, annual bonuses, share-based compensation awards, paid time off, retirement savings programs, healthcare and insurance benefits, health savings accounts, flexible work schedules, employee assistance programs and tuition assistance. In order to foster a stronger sense of ownership, aid in retention and to align the interests of our associates with our shareholders, we provide restricted stock units to eligible associates through our equity incentive programs. In addition, to drive further engagement and individual ownership of the company, we offer an Employee Stock Purchase Program (ESPP) which provides our associates an opportunity to purchase Americold stock at a discounted price.

Business Conduct and Ethics
We are dedicated to conducting our business consistent with the highest standards of business ethics. Our Business Code of Conduct and Ethics sets forth our standards and policies. We have adopted a supplier code of conduct that seeks to ensure that our suppliers operate within our required code of conduct. We provide code of conduct training so that our associates receive regular training and reminders about our standards. We also maintain an anti-discrimination and anti-harassment policy that includes mandatory harassment training for all managers. We do not tolerate any form of racism, sexism or injustice within our facilities or across our organization. If at any time an associate witnesses an action or situation that is contrary to our code of conduct or polices, they are encouraged to report it immediately. We provide an anonymous Ethics Helpline, which our internal audit, legal and human resources teams monitor regularly. We take all complaints seriously, and evaluate all claims, conduct internal investigations and implement appropriate remediation plans if necessary. The Company’s Audit Committee is routinely briefed on complaints received and has access to reports made through our Ethics Helpline.
We have also adopted a Human Rights Policy overseen by our Board of Trustees, which outlines our commitment to the United Nations Universal Declaration of Human Rights, and a policy against modern slavery, ensuring transparency within our business.

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

ITEM 1A. Risk Factors

Investing in our common stock involves risks and uncertainties. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock. Consistent with the foregoing, risks we face include, but are not limited to, the following:
Risks Related to our Business and Operations
•our investments are concentrated in the temperature-controlled warehouse industry;
•supply chain disruptions may continue to have a material adverse impact on us;
•we face various risks and uncertainties related to public health crises, including the recent and ongoing global outbreak of the novel coronavirus and its variants (COVID-19);
•the short-term nature and lack of fixed storage commitments of many of our customer contracts;
•our growth may strain our management and resources;
•we may be unable to identify, complete and successfully integrate acquisitions;
•we may be unable to successfully expand our operations into new markets;
•a failure or breach of our information technology systems and potential cybersecurity attacks;
•privacy and data security concerns and restrictions may adversely affect our business;
•inflation could continue to have a negative impact on our business and results of operation;
•we may not be reimbursed for increases in operating expenses and other real estate costs;
•wage increases driven by applicable legislation and competitive pressures;
•labor shortages, work stoppages and increased turnover may have a material adverse effect on us;
•labor shortages may negatively impact our customers’ ability to produce and ship products for storage;
•recent changes in the Company’s executive management team may have a material adverse effect on us;
•some of our temperature-controlled warehouses are in areas susceptible to adverse local conditions;
•additional risks with respect to our current and potential international operations and properties (particularly in Europe) in light of the Agro Merchants Acquisition;
•competition in our markets may increase over time if our competitors open new warehouses;
•we depend on certain customers for a substantial amount of our warehouse segment revenues;
•our warehouse business outside the United States exposes us to certain losses;
•we may incur liabilities or reputational harm from quality-control issues associated with our services;
•we are subject to risks related to corporate governance, social and environmental responsibility and reputation;
•our temperature-controlled warehouse infrastructure may become obsolete or unmarketable;
•we use both in-house trucking services and third-party trucking service providers to provide transportation services to our customers which could have a material adverse effect on us.
•we could face liability from our participation in multiemployer pension plans administered by labor unions;
•our power costs may increase or be subject to volatility;
•we could experience power outages or breakdowns of our refrigeration equipment;
•we hold leasehold interests in 63 of our warehouses, which we may be forced to vacate if we default on our obligations thereunder or are unable to renew such leases upon their expiration;
•charges for impairment of goodwill or other long-lived assets could adversely affect our financial condition;
•political and economic conditions could negatively impact our investment in our Brazilian joint ventures;

General Risks Related to the Real Estate Industry
•our performance is subject to economic conditions in the real estate market and the broader economy;
•costs relating to the presence of asbestos, ammonia and other chemicals and underground storage tanks;
•we could incur significant costs related to environmental conditions and liabilities;
•risks related to climate change could have a material adverse effect on our results of operations;
•our insurance coverage may be insufficient to cover potential environmental liabilities;
•our properties may contain or develop harmful molds or have other air quality issues;
•illiquidity of real estate developments could significantly impede our ability to respond to adverse changes:
•we could experience uninsured or under-insured losses relating to our warehouses or other assets;
•costs of complying with governmental laws and regulations could adversely affect us or our customers;
•ongoing litigation risks which could result in material liabilities and harm our business;
•risks stemming from our partial ownership interests in joint ventures;
Risks Related to our Debt Financings
•we have a substantial amount of indebtedness that may limit our financial and operating activities;
•we are dependent on external sources of capital, the continuing availability of which is uncertain;
•adverse changes in our credit ratings could negatively impact our financing activity;
•increases in interest rates could increase the amount of our debt repayments;
•any existing indebtedness contains covenants restricting our ability to engage in certain activities;
•secured indebtedness exposes us to the possibility of foreclosure;
Risks Related to our Organization and Structure
•provisions of Maryland law may limit the ability of a third party to acquire control of our company;
•our declaration of trust contains provisions that make removal of our trustees difficult;
•certain rules and restrictions in our declaration of trust have an anti-takeover effect;
•our rights and the rights of our shareholders to take action against our trustees and officers are limited;
•we have fiduciary duties as the general partner of our Operating Partnership:
Risks Related to our Common Shares
•cash available for distribution to shareholders may not be sufficient to pay distributions at expected levels;
•any future debt could dilute our existing shareholders and may be senior to our common shares;
•common shares eligible for future sale may have adverse effects on the market price of our common shares;
REIT and Tax Related Risks
•our failure to qualify as a REIT for U.S. federal income tax purposes would have a material adverse effect on us;
•meeting annual distribution requirements could result in material harm to our company;
•we conduct a portion of our business through TRSs, which are subject to certain tax risks;
•complying with REIT requirements may cause us to forgo otherwise attractive opportunities;
•future changes to the U.S. federal income tax laws could have a material adverse impact on us;
•distributions payable by REITs generally do not qualify for any reduced tax rates;
•we may be subject to U.S. federal, state, local and foreign taxes, reducing funds available for distribution;

•complying with REIT requirements may result in tax liabilities and limit our ability to hedge; and
•if our Operating Partnership fails to qualify as a partnership for U.S. federal income tax purposes.

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

Our investments in real estate assets are concentrated in the industrial real estate industry, specifically in temperature-controlled warehouses. This concentration exposes us to the risk of economic downturns in this industry to a greater extent than if our business activities included a more significant portion of other sectors of the real estate market. We are also exposed to fluctuations in the markets for, and production of, the commodities and finished products that we store in our warehouses. For example, the demand for poultry and poultry products and the production of such products directly impacts the need for temperature-controlled warehouse space to store poultry and poultry products for our customers. Although our customers store a diverse product mix in our temperature-controlled warehouses, declines in production of or demand for their products could cause our customers to reduce their inventory levels at our warehouses, which could reduce the storage and other fees payable to us and materially and adversely affect us.

Supply chain disruptions may continue to negatively impact our business.

Continued disruptions in the supply chain impacting the availability of materials, causing delays in manufacturing and production, including in our customers’ products, shipping delays and other supply chain problems could materially and adversely impact us.

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

•
completing developments on time or an inability of our contractors to perform as a result of spread of disease among associates of our contractors and other construction partners, travel restrictions or due to shutdowns that may be requested or mandated by governmental authorities;

•	limiting the ability of our customers to comply with the terms of their contracts with us, including making timely payments to us, due to, among other factors, labor shortages impacting our customers’ ability to manufacture and transport product;
•	increased political polarization;

•
limiting the ability of our suppliers and partners to comply with the terms of their contracts with us, including in making timely delivery of supplies to us such as ammonia necessary for the operation of our temperature-controlled warehouses;

•	long-term volatility in or reduced demand for temperature-controlled warehouse storage and related handling and other warehouse services;

•	adverse impact on the value of our real estate;

•	reduced ability to execute our growth strategies, including identifying and completing acquisitions and expanding into new markets; and

•	the exacerbation of other risks discussed in this Annual Report arising from the COVID-19 pandemic.

The COVID-19 pandemic has caused, and may in the future cause, severe economic, market and other disruptions worldwide, which could lead to material impairments of our assets, increases in our allowance for credit losses and changes in judgments in determining the fair value of our assets. Conditions in the bank lending, capital and other financial markets may also deteriorate, and our access to capital and other sources of funding may become constrained or more costly, which could materially and adversely affect the availability and terms of future borrowings, renewals, re-financings and other capital raises.

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

•
the cost and timely completion within budget of construction due to increased land, materials, equipment, labor or other costs (including risks beyond our control, such as weather or labor conditions, or material shortages), which could make completion of the warehouse or the expansion thereof uneconomical, and we may not be able to increase revenues to compensate for the increase in construction costs;

•
we may be unable to complete construction of a warehouse or the expansion thereof on schedule due to availability of labor, equipment or materials or other factors outside of our control, resulting in increased debt service expense and construction costs;

•	supply chain disruptions or delays in receiving materials or support from vendors or contractors could impact the timing of stabilization of expansion and development projects;
•	the potential that we may expend funds on and devote management time and attention to projects which we do not complete;
•	a completed expansion project, a newly-developed warehouse may fail to achieve, or take longer than anticipated to achieve, expected occupancy rates and may fail to perform as expected;
•	projects to automate our existing or new warehouses may not perform as expected or achieve the anticipated operational efficiencies; and
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

On a combined pro forma basis assuming all 2021 acquisitions occurred as of the beginning of the year, 42.2% of our warehouse segment revenues were generated from contracts with a fixed storage commitment or leases with customers as of December 31, 2021. On a combined pro forma basis, 39.3% of rent and storage revenue were generated from fixed commitment storage contracts for the year ended December 31, 2021.

Our customer contracts that do not contain fixed storage commitments typically do not require our customers to utilize a minimum number of pallet positions or provide for guaranteed fixed payment obligations from any customers to us. As a result, most of our customers may discontinue or otherwise reduce their use of our warehouses or other services in their discretion at any time which could have a material adverse effect on us. Additionally, we have discrete pricing for our customers based upon their unique profiles. Therefore, a shift in the mix of business types or customers could negatively impact our financial results.

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

We have grown rapidly in recent years, including by expanding our internal resources, making acquisitions, and entering new markets. Our growth has, and may continue to, place a strain on our management, operational, financial and information systems, and procedures and controls to expand, train and control our employee base. Our need for working capital will increase as our operations grow. We can provide no assurance that we will be able to adapt our portfolio management, administrative, accounting, information technology and operational systems to support any growth we may experience. Failure to oversee our current portfolio of properties and manage our growth effectively, or to obtain necessary working capital and funds for capital improvements, could have a material adverse effect on our business, results of operations, cash flow, financial condition and stock price.

A portion of our future growth depends upon acquisitions and we may be unable to identify, complete and successfully integrate acquisitions, which may impede our growth, and our future acquisitions may not achieve their intended benefits or may disrupt our plans and operations.

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

Our inability to identify and complete suitable property acquisitions on favorable terms or at all, could have a material adverse effect on us. The expected synergies and operating efficiencies of our acquisitions, including the December 2020 acquisition of Agro Merchants, may not be fully realized, which could result in increased costs and/or lower revenues and have a material adverse effect on us. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, among other potential consequences. Acquired businesses may also be subject to unknown of contingent liabilities for which we may have no or limited recourse against the sellers. The total amount of costs and expenses that we may incur with respect to liabilities associated with our acquisitions, including Agro Merchants, may exceed our expectations, which may materially and adversely affect us.

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

We rely extensively on our computer systems to process transactions, operate and manage our business. Despite efforts to avoid or mitigate such risks, external and internal risks, such as malware, ransomware, insecure coding, data leakage and human error pose direct threats to the stability and effectiveness of our information technology systems. The failure of our information technology systems to perform as anticipated, and the failure to integrate disparate systems effectively or to collect data accurately and consolidate it a useable manner efficiently could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, in each case, which could result in reputational damage and have an ongoing adverse effect on our business, results of operation and financial condition.

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

Our computer network has been subjected to cyber attacks from time to time. In November 2020, our computer network was affected by a cyber security incident. We incurred costs relating to this event, including to retain third party consultants and forensic experts to assist with the restoration and remediation of systems and, with the assistance of law enforcement, to investigate and respond to the incident, as well as increased expenditures for our information technology (IT) infrastructure, systems and network and instituting in-house cyber security training for our associates. We carry insurance, including cyber insurance commensurate with the size and nature of our operations. While the November 2020 incident did not have a material impact on us, there can be no assurance that future incidents will not have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

Inflation could have a negative impact on our business and results of operation.

Certain of our expenses, including, but not limited to, wages and benefits, insurance, real estate taxes, utility costs, equipment repair and replacement, and other operating expenses are subject to inflationary pressures that could negatively impact our business and results of operation. We seek to mitigate the impact of inflation by offsetting increased costs by increased operating efficiencies and embedded rate escalation or price increases to our customers but there can be no assurance that we will be able to offset future inflationary cost increases in whole or in part.

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

Labor shortages, work stoppages and increased turnover may disrupt our operations, increase costs and negatively impact our profitability.

Our ability to successfully implement our business strategy will depend upon our ability to attract and retain talented people and effectively manage our human capital. The labor markets in the industries in which we operate are competitive. We have recently experienced increased labor shortages at some of our warehouses and other locations, and while we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our associate ranks have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain associates and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Furthermore, certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2021, worldwide, we employed approximately 16,275 people, approximately 37% of whom were represented by various local labor unions, and 84 of our 250 warehouses have unionized associates who are governed by 73 different collective bargaining agreements. Unlike owners of industrial warehouses, we hire our own workforce to handle product in and out of storage for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our workforce becomes unionized, or if we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner or at all, we could be materially and adversely affected.

Labor shortages and disruptions may continue to negatively impact our customers’ ability to produce products for storage and ability to ship products to our warehouses.

Our customers’ operations are subject to labor shortages and disruptions that could continue to negatively impact their production capability, resulting in reduced volume of product for storage. In addition, labor shortages and disruptions impacting the transportation industry may hamper the timely movement of goods into and out of our warehouses. These labor shortages and disruptions could have a material adverse effect on us.

Recent changes in the Company’s executive management team may be disruptive to, or cause uncertainty in, our business, results of operations and the price of our common shares.

On November 2, 2021, the Board of Trustees appointed George Chappelle as the Company’s Interim Chief Executive Officer and as a Trustee, following the termination of the Company’s prior Chief Executive Officer. On February 24, 2022, the Board of Trustees appointed Mr. Chappelle as permanent Chief Executive Officer following an extensive search. These changes, as well as future changes, in our executive management team may be disruptive to, or cause uncertainty in, our business, and may have a negative impact on our ability to grow and manage our business effectively.

Our temperature-controlled warehouses are concentrated in certain geographic areas, some of which are particularly susceptible to adverse local conditions.

Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 41.0% of our owned or leased warehouses are located in six states; with approximately 10.5% in Georgia, 7.9% in New Jersey, 6.2% in Pennsylvania, 5.8% in California, 5.4% in Texas and 5.2% in Arkansas (in each case, on a refrigerated cubic-foot basis based on information as of December 31, 2021). In addition, as a result of the Agro Merchants Acquisition, we now have a significantly increased presence in the European market (approximately 6.9%). We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Such conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. Adverse agricultural events include, but are not limited to, the cost of commodity inputs, drought and disease. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.

We are subject to additional risks with respect to our current and potential international operations and properties and our European operations and properties in particular in light of the Agro Merchants Acquisition.
As of December 31, 2021, we owned or had a leasehold interest in 42 temperature-controlled warehouses outside the United States, and we managed two warehouses outside the United States on behalf of third parties. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets to service demonstrable customer demand where we believe the anticipated risk-adjusted returns are consistent with our investment objectives. However, there is no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Our international operations and properties and in particular our newly acquired European operations and properties, could be affected by factors peculiar to the laws, regulations and business practices of the jurisdictions in which our warehouses are located. These laws, regulations and business practices expose us to risks that are different than or in addition to those commonly found in the United States. Risks relating to our international operations and properties include:

•	changing governmental rules and policies, including changes in land use and zoning laws;
•
enactment of laws relating to the international ownership and leasing of real property or mortgages and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;

•
changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards multinational companies as a result of any such changes to laws, regulations or policies or due to trends such as political populism and economic nationalism;

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

•	the potential imposition of restrictions on currency conversions or the transfer of funds;
•	general political and economic instability; and
•	our limited experience and expertise in foreign countries, particularly European countries, relative to our experience and expertise in the United States;

If any of the foregoing risks were to materialize, they could materially and adversely affect us.

Competition in our markets may increase over time if our competitors open new warehouses.

We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations. In recent years, our competitors, including Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), Interstate Warehousing, Burris Logistics, NewCold Advanced Cold Logistics and Seafrigo Logistics have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may lose existing or potential customers, and we may be pressured to reduce our rent and storage and other fees below those we currently charge in order to retain customers. If we lose one or more customers, we cannot assure you that we would be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.

We depend on certain customers for a substantial amount of our warehouse segment revenues.

During the year ended December 31, 2021 and 2020, our 25 largest customers in our warehouse segment contributed approximately 49% and 55%, respectively, of our pro-forma warehouse segment revenues assuming all acquisitions occurred at the beginning of the year. As of December 31, 2021, we had one customer that accounted for 6.3% of our warehouse segment revenues and seven customers that each accounted for at least 2% of our warehouse segment revenues, also on a pro-forma basis. In addition, as of December 31, 2021, 44 of our warehouses were predominantly single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. While we have contracts with stated terms with certain of our customers, most of our contracts do not obligate our customers to use our warehouses or provide for fixed storage commitments. Moreover, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, any of our significant customers could experience a downturn in their businesses as a result of the ongoing COVID-19 pandemic or otherwise, which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts. Cancellation of, or failure of a significant customer to perform under, a contract could require us to seek replacement customers. However, there can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs. Moreover, a bankruptcy filing by or relating to any of our significant customers could prevent or delay us from collecting pre-bankruptcy obligations. The bankruptcy, insolvency or financial deterioration of our significant customers, could materially and adversely affect us.
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

Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations and hedging activity.

Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are typically generated in the local currency of each of the countries in which the properties are located. Fluctuations in exchange rates between these currencies and the U.S. dollar will therefore give rise to non-U.S. currency exposure, which could materially and adversely affect us. We naturally hedge this exposure by incurring operating costs in the same currency as the revenue generated by the related property. We may attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements where it is practical to do so and where such hedging arrangements are available and by structuring debt in local currency. These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. We cannot assure you that our efforts will successfully mitigate our currency risks. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify under the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

As of December 31, 2021, we were a party to cross currency swaps on certain of our intercompany loans. Periodically we enter into foreign currency forward contracts to manage our exposure to fluctuations in exchange rates. In addition, we have entered into certain forward contracts and other hedging arrangements in order to fix power costs for anticipated electricity requirements. These hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rate, interest rate, and power cost changes. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations or cash flows. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement. Failure to hedge effectively against foreign exchange rates, interest rates, and power cost changes could have a material adverse effect on us.

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

We are subject to risks related to corporate social and environmental responsibility and reputation.

A number of factors influence our reputation and brand value, including how we are perceived by our customers, business partners, investors, associates, other stakeholders and the communities in which we do business. We face increasing scrutiny related to environmental, social and governance (“ESG”) activities and disclosures and risk damage to our reputation if we fail to act appropriately and responsibly in ESG matters, including, among others, environmental stewardship, supply chain management, climate change, human rights, diversity and inclusion, workplace ethics and conduct, philanthropic activity and support for the communities we serve and in which we operate. Any damage to our reputation could impact the willingness of our business partners and customers to do business with us, or could negatively impact our associate hiring, engagement and retention, all of which could have a material adverse effect on our business, results of operations and cash flows.

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

We use in-house transportation services to provide refrigerated transportation services to certain customers. The potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers’ compensation claims or the unfavorable development of existing claims could materially and adversely affect our results of operations. In the event that accidents occur, we may be unable to obtain desired contractual indemnities, and our insurance my prove inadequate in certain cases. The occurrence of an event not fully insured or indemnified against or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations could result in substantial losses.

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

As of December 31, 2021, we participated in eight multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing the Company’s associates. Approximately 17% of our associates were participants in such multiemployer pension plans as of December 31, 2021. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.

In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate or should any of the pension plans in which we participate fail, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statement of Operations and as a liability on our Consolidated Balance Sheets. Our liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal or failure occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $819.6 million as of December 31, 2021, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $790.8 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefor.

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

Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For the years ended December 31, 2021 and 2020, power costs in our warehouse segment accounted for 8.6% and 8.8%, respectively, of the segment’s operating expenses. We have implemented programs across our warehouses to reduce overall consumption and to reduce consumption at peak demand periods, when power prices are typically highest. However, there can be no assurance that these programs will be effective in reducing our power consumption or cost of power.

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

Any of the foregoing could have a material adverse effect on us. As of December 31, 2021, we have not had a significant power outage or breakdown of our refrigeration equipment.

We hold leasehold interests in 63 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.

As of December 31, 2021, we held leasehold interests in 63 of our warehouses. These leases expire (taking into account our extension options) from January 2022 to September 2052, and have a weighted-average remaining term of 26 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.

Charges for impairment of goodwill or other long-lived assets could adversely affect our financial condition and results of operations.

We regularly monitor the recoverability of our long-lived assets, such as buildings and improvements and machinery and equipment, and evaluate their carrying value for impairment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We review goodwill on an annual basis to determine if impairment has occurred and review the recoverability of fixed assets and intangible assets, generally on a quarterly basis and whenever events or changes in circumstances indicate that impairment may have occurred or the value of such assets may not be fully recoverable. If such reviews indicate that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires the use of estimates based on significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which could result in an impairment charge.

Brazilian political and economic conditions could negatively impact our investment in our Brazilian joint ventures.

We have an investment in two joint ventures in Brazil. The Brazilian government from time to time intervenes in the Brazilian economy and makes changes in policy and regulations designed to control inflation and stimulate growth. These measures include, among others, increases in interest rates, changes in tax policy, price controls, currency devaluations, capital controls and import restrictions. Such measures and the economic and political environment in Brazil, may adversely affect the value of our investment in our Brazilian joint ventures and our results from operations.

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

Our performance and value depend on the amount of revenues earned, as well as the expenses incurred, in connection with operating our warehouses. If our temperature-controlled warehouses do not generate revenues and operating cash flows sufficient to meet our operating expenses, including debt service and capital expenditures, we could be materially and adversely affected. In addition, there are significant expenditures associated with our real estate (such as real estate taxes, maintenance costs and debt service payments) that generally do not decline when circumstances reduce the revenues from our warehouses. Accordingly, our expenditures may stay constant, or increase, even if our revenues decline. The real estate market is affected by many factors that are beyond our control, and revenues from, and the value of, our properties may be materially and adversely affected by:

•	changes in the national, international or local economic climate;
•	availability, cost and terms of financing;
•	technological changes, such as expansion of e-commerce, reconfiguration of supply chains, automation, robotics or other technologies;
•	the attractiveness of our properties to potential customers;
•	inability to collect storage charges, rent and other fees from customers;
•	the ongoing need for, and significant expense of, capital improvements and addressing obsolescence in a timely manner, particularly in older structures;
•	changes in supply of, or demand for, similar or competing properties in an area;
•	customer retention and turnover;
•	excess supply in the market area;
•	availability of labor and transportation to service our sites
•	financial difficulties, defaults or bankruptcies by our customers;
•	changes in operating costs and expenses and a general decrease in real estate property rental rates;
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

Most of our warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency, or the EPA and similar international agencies. Releases of ammonia occur at our warehouses from time to time, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of associates or third parties, and terrorist acts could result in a significant release of ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. In 2020, we identified, and reported, ammonia releases across refrigeration systems in three of our facilities. These releases resulted in no significant property damage or injury. In 2021, we identified and reported one ammonia release across refrigeration systems in our facilities. This release resulted in no significant property damage or injury. Although our warehouses have risk management programs required by the Occupational Safety and Health Act of 1970, as amended, or OSHA, the EPA and other regulatory agencies in place, we could incur significant liability in the event of an unanticipated release of ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such ammonia releases in a timely fashion.

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

Risks related to climate change could have a material adverse effect on our results of operations.

Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornados or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornados, hurricanes, tropical storms, wildfires and earthquakes (whether or not caused by climate change), could cause considerable damage to our warehouses, disrupt our operations and negatively affect our financial performance. Additional risks related to our business and operations as a result of climate change include physical and transition risks such as:

•    higher energy costs as a result of extreme weather events, extreme temperatures or increased             demand for limited resources;
•    limited availability of water and higher costs due to limited sources and droughts;
•    higher materials cost due limited availability and environmental impacts of extraction and processing of raw materials and production of finished goods;
•    lost revenue or increased expense as a result of higher insurance costs, potential uninsured or under insured losses, diminished customer retention stemming from extreme weather events or resource availability constraints;
•    utility disruptions or outages due to demand or stress on electrical grids resulting from extreme weather events; and
•    reduced storage revenue due to crop damage or failure as a result of extreme weather events.
In addition, risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws could directly or indirectly affect our customers and could adversely affect our business, financial condition, results of operations and cash flows. For example, various federal, state and regional laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our warehouses, increase the cost of maintaining, operating or improving our warehouses, or increase taxes and fees assessed on us.

Climate change regulations could also adversely impact companies with which we do business, which in turn may adversely impact our business, financial condition, results or operations or cash flows. In the future, our customers may demand lower indirect emissions associated with the storage and transportation of frozen and perishable food, which could make our facilities less competitive. Further, such demand could require us to implement various processes to reduce emissions from our operations in order to remain competitive, which could materially and adversely affect us.

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

In the event of a fire, flood or other occurrence involving the loss of or damage to stored products held by us but belonging to others, we may be liable for such loss or damage. Although we have an insurance program in effect, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies. A number of our properties are located in areas that are known to be subject to earthquake activity, such as California, Washington, Oregon and New Zealand, or in flood zones, such as Appleton, Wisconsin and Fort Smith, Arkansas and our Netherlands facilities, in each case exposing them to increased risk of casualty.

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

We are currently invested in two joint ventures and may invest in joint ventures in the future and face risks stemming from our partial ownership interests in such properties which could materially and adversely affect the value of any such joint venture investments.

Both our current investments and future joint-venture investments involve risks not present in investments in which a third party is not involved, including the possibility that:

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

As of December 31, 2021, we had approximately $772.1 million of variable-rate indebtedness outstanding under our 2020 Senior Unsecured Credit Facility. Additionally, we had approximately $1.8 billion of fixed-rate indebtedness outstanding under our Debt Private Placement offerings and $269.5 million under our 2013 CMBS Notes. Additional information regarding our indebtedness may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.

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

At December 31, 2021, our credit ratings were “BBB” with a Positive Trend outlook from DBRS Morningstar, Inc., “BBB” with a Stable outlook from Fitch Ratings, Inc. and “Baa3” with a Stable outlook from Moody’s. A securities rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the rating organization.

Increases in interest rates could increase the amount of our debt payments.

As of December 31, 2021, $772.1 million of our outstanding consolidated indebtedness is variable-rate debt, and we may continue to incur variable-rate debt in the future. Interest rates are expected to increase in 2022. Increases in interest rates on such debt would raise our interest costs, reduce our cash flows and funds from operations and reduce our ability to make distributions to our shareholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

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

As of December 31, 2021, a total of 15 of our warehouses were financed under mortgage loans grouped into a single pool. Certain covenants in the mortgage loan agreement place limits on our use of the cash flows associated with the pool, and place other restrictions on our use of the assets included within the pool. In particular, if our subsidiaries that are borrowers under the mortgage loan agreement fail to maintain certain cash flow minimums or a debt service coverage ratio, the cash generated by those subsidiaries will be restricted and unavailable for us to use, which we refer to as a “cash trap event.” If the pool under our mortgage loan agreement were to fail to maintain the applicable cash flow minimum or debt service coverage ratio, our ability to make capital expenditures and distributions to our shareholders could be limited. In addition, as a holder of equity interests in the borrowers under the pool, our claim to the assets contained in the pool is subordinate to the claims of the holders of the indebtedness under the mortgage loan agreement.

Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets subject to indebtedness.

We have granted certain of our lenders security interests in approximately 10% of our assets, including equity interests in certain of our subsidiaries and in certain of our real property. Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets, including equity interests in certain of our subsidiaries and in certain of our real property, may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
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

The “control share” provisions of the MGCL provide that “control shares” of a Maryland real estate investment trust (defined as shares which, when aggregated with other shares controlled by the shareholder (except solely by virtue of a revocable proxy), entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the trust’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, the trust’s officers and the trust’s associates who are also the trust’s trustees. Our amended and restated bylaws, or our bylaws, contain a provision exempting from the control share acquisition provisions of the MGCL any and all acquisitions by any person of our shares. This provision may not be amended by our board of trustees without the affirmative vote at a duly called meeting of shareholders of at least a majority of the votes cast on the matter by shareholders entitled to vote generally in the election of trustees.

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

•	remove and replace executive management;
•	employ and compensate affiliates;
•	change major policies, including policies relating to investments, financing, growth and capitalization;
•	enter into new lines of business or new markets; and
•	determine that it is no longer in our best interests to attempt to continue to qualify as a REIT.

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

Our current annualized distributions to our shareholders are $0.88 per share. If cash available for distribution generated by our assets is less than our estimate, or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our shareholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common shares. Any distributions made to our shareholders by us will be authorized and determined by our board of trustees in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.

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
The market price of our common shares could decline as a result of sales or resales of a large number of our common shares in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common shares in the future at a desired time and at an attractive price. On April 16, 2020, the Company filed a registration statement on Form S-3ASR which registered an indeterminate amount of common shares, preferred shares, depositary shares and warrants, as well as debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. On May 10, 2021, we entered into a distribution agreement with a syndicate of banks through which we may sell from time to time up to an aggregate of $900.0 million of our common shares in an at the market equity program (an “ATM Offering”).

As of December 31, 2021, 268,282,592 common shares are issued and outstanding, and no Series A preferred shares, Series B preferred shares or Series C preferred shares are issued and outstanding.

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
Our Warehouse Portfolio
    As of December 31, 2021, we operated a global network of 250 warehouses that contained approximately 1.5 billion cubic feet and approximately 5 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
    The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2021.

Country / Region	# of warehouses	Cubic feet (in millions)	% of total cubic feet	Pallet positions (in thousands)	Average economic occupancy (1)	Average physical occupancy (1)	Revenues (2) (in millions)	Segment contribution (NOI) (2)(3) (in millions)	Total customers (4)
Warehouse Segment Portfolio (5)
United States
East	38	293.4	21%	946	81%	72%	$438.5	$109.3	1,047
Southeast	60	340.2	24%	1,093	73%	66%	438.5	106.7	889
Central	51	305.8	21%	1,301	76%	69%	443.4	149.3	957
West	38	237.2	17%	991	67%	61%	281.6	88.3	612
Canada	6	33.7	2%	117	82%	82%	41.3	15.3	103
North America Total	193	1,210.3	85%	4,448	75%	68%	$1,643.3	$468.9	2,697
Netherlands	7	36.7	3%	123	77%	77%	67.9	13.6	473
United Kingdom	6	40.1	3%	247	86%	86%	43.4	13.3	138
Spain	4	15.2	1%	55	62%	62%	18.3	4.0	304
Portugal	4	11.5	1%	54	84%	84%	16.9	5.2	201
Ireland	3	9.5	1%	35	99%	99%	13.9	5.3	135
Austria	1	4.2	—%	42	87%	87%	21.7	6.1	163
Poland	2	3.5	—%	14	80%	80%	4.6	0.1	72
Europe Total	27	120.7	8%	569	82%	82%	$186.7	$47.6	1,382
Australia	11	57.3	4%	157	94%	78%	202.0	50.5	126
New Zealand	7	20.4	1%	71	90%	83%	35.2	13.0	60
Asia-Pacific Total	18	77.7	5%	228	93%	80%	$237.2	$63.5	182
Argentina	2	9.7	1%	23	71%	71%	8.4	2.2	47
Chile	1	7.6	1%	23	105%	105%	9.8	4.2	32
South America Total	3	17.3	1%	46	88%	88%	$18.2	$6.4	79
Warehouse Segment Total / Average	241	1,426.0	100%	5,290	85%	82%	$2,085.4	$586.4	4,319
Third-Party Managed Portfolio
United States	7	38.5	88%	—	—	—	$293.2	$9.5	4
Canada	1	5.3	12%	—	—	—	2.7	0.7	1
North America Total / Average	8	43.8	100%	—	—	—	$295.9	$10.2	5
Asia-Pacific	1	—	—%	—	—	—	21.4	3.8	1
Third-Party Managed Total / Average	9	43.8	100%	—	—	—	$317.3	$14.0	6
Portfolio Total / Average	250	1,469.8	100%	5,290	76%	70%	$2,402.7	$600.4	4,319

(1)We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.
We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the year ended December 31, 2021. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.
(2)Year ended December 31, 2021.
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
(5)As of December 31, 2021, we owned 153 of our North American warehouses and 37 of our international warehouses, and we leased 40 of our North American warehouses and eleven of our international warehouses. As of December 31, 2021, fourteen of our owned facilities were located on land that we lease pursuant to long-term ground leases.
    We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:

•Distribution. As of December 31, 2021, we owned or leased 94 distribution centers with approximately 645.5 million cubic feet of temperature-controlled capacity and 3.9 million pallet positions. Distribution centers typically house a wide variety of customers’ finished products until future shipment to end users. Each distribution center is located in a key distribution hub that services a distinct surrounding population center in a major market.
•Public. As of December 31, 2021, we owned or leased 85 public warehouses with approximately 418.5 million cubic feet of temperature-controlled capacity and 1.7 million pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers.
•Production Advantaged. As of December 31, 2021, we owned or leased 58 production advantaged warehouses with approximately 339.9 million cubic feet of temperature-controlled capacity and 1.5 million pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.
•Facility Leased. As of December 31, 2021, we had 4 facility leased warehouses with approximately 22.1 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.
•Third-Party Managed. As of December 31, 2021, we managed 9 warehouses on behalf of third parties with approximately 43.8 million cubic feet of temperature-controlled capacity. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

ITEM 3. Legal Proceedings

    From time to time, we may be party to a variety of legal proceedings arising in the ordinary course of our business. We are not a party to, nor is any of our property a subject of, any material litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material impact on our business, financial condition, liquidity, results of operations and prospects. Refer to Note 19 of the Consolidated Financial Statements for additional information.

ITEM 4. Mine Safety Disclosures

    None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    Americold Realty Trust’s common shares are listed on the NYSE under the trading symbol “COLD”. Our common shares have been publicly traded since January 19, 2018. Prior to that time, there was no public market for our common stock.
    On February 23, 2022, we had approximately 268,487,997 common shares outstanding. The number of holders of record of our common shares on February 23, 2022 was 20. This figure does not represent the actual number of beneficial owners of our common shares because our common shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
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

Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust common stock during the period from January 19, 2018 (the date of our IPO) through December 31, 2021, with the cumulative total returns on the MSCI US REIT Index (RMZ) and the S&P 500 Market Index. The comparison assumes that $100 was invested on January 19, 2018 in Americold Realty Trust common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, S&P 500, and RMZ Index

Assumes $100 invested on January 19, 2018
Assumes dividends reinvested
To fiscal year ended December 31, 2021

275
250
225
200
175
150
125
100
75
Index Value
01/19/18
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
RMZ
S&P 500
COLD

Pricing Date	COLD ($)	S&P 500($)	RMZ($)
1/19/2018	100.00	100.00	100.00
12/31/2018	151.79	90.82	96.30
12/31/2019	224.06	119.05	119.34
12/31/2020	255.61	139.57	107.88
12/31/2021	243.51	181.51	155.35
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

Other Shareholder Matters

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K. Refer to our Annual Report on Form 10-K as filed on March 1, 2021, for a discussion of the comparative results of operations for the years ended December 31, 2020 and 2019.
Management’s Overview
    We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2021, we operated a global network of 250 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 201 warehouses in North America, 27 in Europe, 19 warehouses in Asia-Pacific, and 3 warehouses in South America. We view and manage our business through three primary business segments: warehouse, third–party managed and transportation. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 25 temperature-controlled warehouses.
Components of Our Results of Operations
    Warehouse. Our primary source of revenues consists of rent, storage and warehouse services fees. Our rent, storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses by our customers. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, (10) government-approved temperature-controlled storage and inspection services, (11) fumigation, (12) pre-cooling and cold treatment services, (13) produce grading and bagging, (14) protein boxing, (15) e-commerce fulfillment, and (16) ripening. We refer to these handling and other warehouse services as our value-added services.
    Cost of operations for our warehouse segment consists of power, other facilities costs, labor, and other services costs. Labor, the largest component of the cost of operations from our warehouse segment, consists primarily of employee wages, benefits, and workers’ compensation. Trends in our labor expense are influenced by changes in headcount, changes in compensation levels and associated performance incentives, the use of third-party labor to support our operations, changes in terms of collective bargaining agreements, changes in customer requirements and associated work content, workforce productivity, labor availability, governmental policies and regulations, variability in costs associated with medical insurance and the impact of workplace safety programs, inclusive of the number and severity of workers’ compensation claims. Labor expense can also be impacted as a result of discretionary bonuses. In response to the COVID-19 pandemic, we have incorporated certain activities such as staggered break schedules, social distancing, and other changes to process that can create inefficiencies, all of which we expect to continue to incur going forward. Our second largest cost of operations from our warehouse segment is power utilized in the operation of our temperature-controlled warehouses. As a result, fluctuations in the price for power in the regions where we operate may have a significant effect on our financial results. We may from time to time hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts. Additionally, business mix impacts power expense depending on the temperature zone or type of freezing required. Other facilities costs include utilities other than power, property insurance, property taxes, sanitation (which include incremental supplies as a result of COVID-19), repairs and maintenance on real estate, rent under real property operating leases, where applicable, security, and other related facilities costs. Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap and uniforms), personal protective equipment to maintain the health and safety of our associates, warehouse administration and other related services costs.
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
    Transportation. We charge transportation fees, which may also include fuel and capacity surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers, including driver and equipment availability in certain markets. Additionally, in certain markets we employ drivers and assets to serve our customers. Costs to operate these assets include, wages, fuel, tolls, insurance and maintenance.
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
    Our corporate-level selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, business development, account management, project management, marketing, engineering, supply-chain solutions, human resources and information technology personnel, as well as expenses related to equity incentive plans, communications and data processing, travel, professional fees, bad debt, training, office equipment and supplies. Trends in corporate-level selling, general and administrative expenses are influenced by changes in headcount and compensation levels and achievement of incentive compensation targets. To position ourselves to meet the challenges of the current business environment, we have implemented a shared services support structure to better manage costs and enhance the efficiency of our operations. We have begun to integrate our recent acquisitions into this shared services structure.
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
•Cyber incident related costs include third-party fees incurred in connection with the cyber incident that occurred in November 2020, as well as any incremental costs, internal and external, incurred to restore operations at our facilities and damage claims. Any subsequent reimbursements from insurance coverage for expenses incurred in connection with the event are also reflected within this category.
•Other costs relate to insurance claim deductibles and related recoveries (2021) and additional superannuation pension costs related to prior years upon review by the Australian Tax Office (2020).
Key Factors Affecting Our Business and Financial Results

Market Conditions and COVID-19
During the year ended December 31, 2021, our business and financial results were negatively impacted by COVID-19 related disruptions in (1) the food supply chain; (ii) our customers’ production and transportation of goods; (iii) the labor market impacting availability and cost; and (iv) the macroeconomic environment including the impact of inflation on the cost to provide our services. We are continuing to closely monitor the impact of the COVID-19 pandemic and any variants on all aspects of our business and geographies, including how it will impact our customers and business partners. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the occurrence of additional waves or spikes in infection rates (including the spread of variant strains), the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others.
We expect that end-consumer demand for food will remain consistent with historic levels over the long-term. However, current end-consumer demand coupled with food production and transportation challenges since the outset of the pandemic has driven down holdings in our facilities. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. We expect this to continue until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time and rebuild inventory in the supply chain.
In addition, the unprecedented labor environment continues to be challenging for many companies, including our food manufacturing customers. Labor availability continues to be the primary constraint on food production, along with the continuing spread of COVID-19 and related variants, which also impacts the labor market.
Our business has also been impacted due to inflation during the back half of 2021. We believe we are positioned to address continued inflationary pressure as it arises; however, many of our contracts require that we experience sustained cost increases for an extended period of time ranging up to 60 days before we are able to initiate rate increases or seek remedies under our contracts. As a result of the significant impact of inflation on the cost of providing our storage, services and transportation to customers, during the second half of 2021 we initiated out-of-cycle rate increases in our customer contracts (many of which contain provisions for inflationary price escalators), and expect to continue this progress into 2022. We can give no assurance that we will be able to offset the entire impact of inflation or future inflationary cost increases through increased storage or service charges or by operational efficiencies.
Refer to “Item 1A - Risk Factors” in this Annual Report on Form 10-K for additional information.
Acquisitions and Joint Ventures
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
On December 30, 2020, we completed the acquisition of Agro Merchants for total consideration of $1.59 billion, including cash received of $46.8 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to Oaktree, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. The one business day of results was immaterial to the Consolidated Statement of Operations for the year ended December 31, 2020. Agro Merchants operates more than 236 million cubic feet of temperature-controlled warehouse and distribution space across 46 facilities and provides transportation services in the United States, Europe, Australia and Chile. The Chile facility and operations were subject to a joint venture agreement whereby there was a non-controlling interest holder with a 35% ownership interest. The results of this facility were consolidated in our results of operations. During the second quarter of 2021, we purchased the 35% ownership interest from the third party, and now own 100% of this facility and the operations. Since the date of acquisition, we have reported the results of the facilities within our warehouse segment, and the results of Agro’s transportation services within our transportation segment.

On March 1, 2021, we acquired Liberty Freezers for Canadian Dollars of C$56.8 million, or $44.9 million USD, based on the spot rate on the date of the transaction. This resulted in an additional four facilities, with sites in Toronto, Montreal and London, Canada. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this acquisition within our warehouse segment.

On May 5, 2021, we acquired KMT Brrr! in Southern New Jersey for $70.8 million. KMT Brrr! consisted of two owned facilities, as well as Transportation services. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this acquisition within our warehouse and transportation segments.

On May 28, 2021, we acquired Bowman Stores which operates a single campus located in Spalding, England for £75.0 million, or $106.4 million USD, based on the spot rate on the date of the transaction. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.

On June 1, 2021, we purchased the remaining minority shareholders portion of Frigorifico, a joint venture acquired in tandem with the Agro acquisition, for $11.6 million. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
On August 2, 2021, we acquired the assets of the ColdCo Companies in St. Louis, Missouri for $20.7 million. ColdCo consists of one owned facility in St Louis, Missouri and one leased facility in Reno, Nevada. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this acquisition within our warehouse segment.
On September 1, 2021, we acquired Newark Facility Management in Newark, New Jersey for $391.4 million. Newark consists of a single owned facility. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
On November 12, 2021, we acquired a recently constructed cold-storage facility in Denver for $53.6 million. The acquisition was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.
On November 15, 2021, we acquired Lago in Brisbane, Australia for Australian Dollars $102.2 million, or $75.1 million USD, based on the spot rate on the date of the transaction. Lago consisted of a single owned facility and two leased facilities. The acquisitions was funded using cash drawn on our 2020 Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this acquisition within our warehouse segment.
Our results of operations for the year ended December 31, 2021 includes the ten months for the activity of the Liberty Freezers acquisition, the eight months for the activity of the KMT Brrr! acquisition, the seven months for the activity of the Bowman Stores acquisition, the five months of activity for the ColdCo acquisition, the four months of activity for the Newark Facility Management acquisition and the one and a half months for the activity of the Lago acquisition. Our results of operations for the year ended December 31, 2020 includes the full year for the activity of the Nova Cold and Newport acquisitions, four months for the activity of the AM-C and Caspers acquisitions and the two months for the activity of Hall’s acquisition. Refer to Notes 2 and 3 to the Consolidated Financial Statements in this Annual Report on Form 10-K for further information.
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

Foreign Currency	Foreign exchange rates as of December 31, 2021	Average foreign exchange rates used to translate actual operating results for the year ended December 31, 2021	Foreign exchange rates as of December 31, 2020	Prior period average foreign exchange rate used to adjust actual operating results for the year ended December 31, 2020(1)
Argentinian peso	0.010	0.011	0.012	0.014
Australian dollar	0.726	0.752	0.769	0.688
Brazilian real	0.180	0.186	0.193	0.185
British Pound	1.353	1.376	1.367	NA
Canadian dollar	0.791	0.798	0.785	0.746
Chilean Peso	0.001	0.001	0.001	NA
Euro	1.137	1.183	1.222	NA
New Zealand dollar	0.683	0.707	0.718	0.649
Poland Zloty	0.248	0.259	0.268	NA
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
    As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements, the sale of our quarry business during 2020 and the exit of the China JV during 2019. Through our process of active portfolio management, we continue to evaluate our markets and offerings.

Strategic Shift within Our Transportation Segment
    Several years ago, we initiated a strategic shift in our transportation segment services and solutions. The intention of this strategic shift was to better focus our business on the operation of our temperature-controlled warehouses. Specifically, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, in favor of more profitable and value-added programs, such as regional, national, truckload and retailer-specific multi-vendor consolidation services. We designed each value-added program to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased client retention, as well as maintain high occupancy levels in our temperature-controlled warehouses. Over the last several years, we have made significant progress in implementing our strategic initiative of growing our transportation service offering in a way that complements our temperature-controlled warehouse business, such as adding a dedicated fleet service offering through acquisitions such as Agro and Hall’s. We intend to continue executing this strategy in the future.
Historically Significant Customer
    For the years ended December 31, 2021, 2020, and 2019 one customer accounted for more than 10% of our total revenues, with revenues received of $285.6 million, $257.3 million and $211.1 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $273.1 million, $241.8 million, and $195.4 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2021, 2020 and 2019, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
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
Throughput at our Warehouses
    The level and nature of throughput at our warehouses is an important factor impacting our warehouse services revenues in our warehouse segment. Throughput refers to the volume of pallets that enter and exit our warehouses. Higher levels of throughput drive warehouse services revenues in our warehouse segment as customers are typically billed on a basis that takes into account the level of throughput of the goods they store in our warehouses. The nature of throughput may be driven by the expected turn of the underlying product or commodity. Throughput pallets can be influenced both by the food manufacturers as well as shifts in demand preferences. Food manufacturers’ production levels, which respond to market conditions, labor availability, supply chain dynamics and consumer preferences, may impact inbound pallets. Similarly, a change in inventory turnover due to shift in customer demand may impact outbound pallets.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended December 31, 2021 includes all properties that we owned at January 2, which had both been owned and had reached “normalized operations” by January 2, 2021.
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
    The following table shows the number of same-store warehouses in our portfolio and the number of warehouses excluded as same-store warehouses for the year ended December 31, 2021. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of the sites that were exited during the year ended December 31, 2021, as described in footnote 1 following the table. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 25 temperature-controlled warehouses; these joint ventures are not included in the table below.

Total Warehouses	250
Same Store Warehouses (1)	160
Non-Same Store Warehouses (1)	81
Third-Party Managed Warehouses	9
    (1) At the beginning of 2021 we reclassified 27 facilities to the same store population from the non-same store population as a result of the Cloverleaf, Lanier, MHW, Newport and Nova Cold acquisitions meeting our same store definition, two facilities were reclassified to the same store population from the non-same store population as a result of achieving normalized operations, and one facility was reclassified to the non-same store population from the same store population as a result of an expansion project. During 2021, we acquired four facilities in connection with the Liberty Freezers acquisition, three facilities in connection with the Lago Cold Stores acquisition, two facilities in connection with the KMT Brrr! acquisition, two facilities in connection with the ColdCo acquisition, one facility in connection with the Newark Facility Management acquisition, one facility in connection with the Bowman Stores acquisition and one facility in connection with the purchase of a newly constructed facility in Denver, all of which were added to the non-same store population. Finally, during 2021, we exited three leased warehouses, which were not renewed upon expiration, one of which was included in the same store population during 2020, one of which was included in the non-same store population during 2020 and one of which was acquired in connection with the Liberty Freezers Acquisition completed during 2021.
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
Presentation
    A detailed discussion of the 2021 year-over-year changes can be found below and a detailed discussion of the 2020 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the SEC on March 1, 2021.

Results of Operations
Comparison of Results for the Years Ended December 31, 2021 and 2020
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2021 and 2020.

	Year ended December 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$876,153	$867,924	$666,150	31.5%	30.3%
Warehouse services	1,209,234	1,191,387	883,164	36.9%	34.9%
Total warehouse segment revenue	2,085,387	2,059,311	1,549,314	34.6%	32.9%

Power	129,535	128,456	90,533	43.1%	41.9%
Other facilities costs (2)	208,172	205,970	137,215	51.7%	50.1%
Labor	934,782	920,894	677,039	38.1%	36.0%
Other services costs (3)	226,462	224,802	124,194	82.3%	81.0%
Total warehouse segment cost of operations	$1,498,951	$1,480,122	$1,028,981	45.7%	43.8%

Warehouse segment contribution (NOI)	$586,436	$579,189	$520,333	12.7%	11.3%
Warehouse rent and storage contribution (NOI) (4)	$538,446	$533,498	$438,402	22.8%	21.7%
Warehouse services contribution (NOI) (5)	$47,990	$45,691	$81,931	(41.4)%	(44.2)%

Total warehouse segment margin	28.1%	28.1%	33.6%	-546 bps	-546 bps
Rent and storage margin(6)	61.5%	61.5%	65.8%	-436 bps	-434 bps
Warehouse services margin(7)	4.0%	3.8%	9.3%	-531 bps	-544 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $41.8 million and $12.9 million for the year ended December 31, 2021 and 2020, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $11.7 million and $9.4 million for the year ended December 31, 2021 and 2020, respectively.
(4)Calculated as rent and storage revenue less power and other facilities costs.
(5)Calculated as warehouse services revenue less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenue.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenue.
Warehouse segment revenue was $2.09 billion for the year ended December 31, 2021, an increase of $536.1 million, or 34.6%, compared to $1.55 billion for the year ended December 31, 2020. On a constant currency basis, our warehouse segment revenue was $2.06 billion for the year ended December 31, 2021, an increase of $510.0 million, or 32.9%, compared to the prior year. Approximately $503.7 million of the increase, on an actual basis, was primarily driven by acquisitions completed during 2020 and 2021, including the growth experienced period-over-period during overlapping periods of ownership. In 2020, we acquired 62 facilities in the warehouse segment in the Agro, AM-C, Caspers, Halls, Newport and Nova Cold acquisitions and therefore did not have ownership of these facilities during the entirety of the comparable prior period. Agro’s revenue is not reflected in the operating results of our warehouse segment in 2020 as the acquisition closed on December 30, 2020 with only one day of results for the year ended December 31, 2020. We consider the results to be immaterial and have excluded it for the year ended December 31, 2020. In 2021, we acquired four facilities on March 1, 2021 as a result of the Liberty acquisition, two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition, one facility on May 28, 2021 as a result of the Bowman Stores acquisition, two facilities on August 2, 2021 as a result of the ColdCo acquisition, one facility on September 1, 2021 as a result of the Newark Facility Management acquisition and three facilities as a result of the Lago Cold Stores acquisitions, and the results of these facilities are included in the current period since the date of acquisition.
Throughout 2021, revenue growth has been driven principally by the impact of acquisitions. Revenue growth was also due to contractual and market-driven rate escalations and our recently completed developments. This was partially offset by the impact of COVID-19 and related labor challenges which negatively impacted food production and holdings. The foreign currency translation of revenue received by our foreign operations had a $26.1 million favorable impact during the year ended December 31, 2021, which was mainly driven by the the weakening of the U.S. dollar over the Australian dollar, Euro, and Canadian dollar.
Warehouse segment cost of operations was $1.50 billion for the year ended December 31, 2021, an increase of $470.0 million, or 45.7%, compared to $1.03 billion for the year ended December 31, 2020. On a constant currency basis, our warehouse segment cost of operations was $1.48 billion for the year ended December 31, 2021, an increase of $451.1 million, or 43.8%, compared to the prior year. Approximately $397.2 million of the increase, on an actual basis,was primarily driven by the additional facilities we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations related to labor and related health benefits, power, property tax and insurance costs, all of which are reflective of elevated inflation. The increase in labor costs during the back half of 2021 was driven by unprecedented disruption in the labor markets that has led us to raising hourly wages in many of our locations, and the higher cost associated with using temporary workers due to limited labor availability. We also incurred higher costs related to our recently completed expansion and development projects. This is partially offset by the appreciation bonus we paid to front-line associates to recognize the dedication and efforts of our associates during the COVID-19 pandemic during the second quarter of 2020 with no similar bonus paid during 2021, which totaled $4.3 million. The foreign currency translation of expenses incurred by our foreign operations had a $18.8 million unfavorable impact during the year ended December 31, 2021.
Warehouse segment contribution (NOI) was $586.4 million for the year ended December 31, 2021, an increase of $66.1 million, or 12.7%, compared to $520.3 million for the year ended December 31, 2020. On a constant currency basis, warehouse segment contribution was $579.2 million for the year ended December 31, 2021, an increase of $58.9 million, or 11.3%, compared to the prior year. The increase was primarily driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The remainder of the increase was driven by contractual and market-driven rate escalations, the impact of the appreciation bonus paid during the second quarter of 2020 and disciplined cost controls through the Americold Operating System of our other services costs. The foreign currency translation of our results of operations had a $7.2 million favorable impact to the warehouse segment contribution period-over-period. These increases were partially offset by lower holdings driven by the impact of COVID-19 on the food manufacturing supply chain, the increase in costs including labor, power, property insurance and taxes and facility leasing costs.

Same Store Analysis
We had 160 same stores for the years ended December 31, 2021 and 2020. The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2021 and December 31, 2020. Amounts related to the acquisitions of Agro, AM-C Warehouses, Bowman Stores, Caspers, ColdCo, Halls, KMT Brrr!, Lago Cold Stores, Liberty Freezers, Newark Facility Management, a recently constructed facility in Denver purchased in November 2021, one recently leased warehouse in Australia, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2021 and 2020.

	Year ended December 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of same store sites	160		160	n/a	n/a
Same store revenue:	(Dollars in thousands)
Rent and storage	$615,387	$612,311	$613,933	0.2%	(0.3)%
Warehouse services	849,049	836,973	831,679	2.1%	0.6%
Total same store revenue	1,464,436	1,449,284	1,445,612	1.3%	0.3%
Same store cost of operations:
Power	84,844	84,697	84,018	1.0%	0.8%
Other facilities costs	126,534	125,808	122,705	3.1%	2.5%
Labor	658,237	648,565	624,609	5.4%	3.8%
Other services costs	117,300	116,966	112,024	4.7%	4.4%
Total same store cost of operations	$986,915	$976,036	$943,356	4.6%	3.5%

Same store contribution (NOI)	$477,521	$473,248	$502,256	(4.9)%	(5.8)%
Same store rent and storage contribution (NOI)(2)	$404,009	$401,806	$407,210	(0.8)%	(1.3)%
Same store services contribution (NOI)(3)	$73,512	$71,442	$95,046	(22.7)%	(24.8)%

Total same store margin	32.6%	32.7%	34.7%	-214 bps	-209 bps
Same store rent and storage margin(4)	65.7%	65.6%	66.3%	-68 bps	-71 bps
Same store services margin(5)	8.7%	8.5%	11.4%	-277 bps	-289 bps

	Year ended December 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of non-same store sites(6)	81		69	n/a	n/a
Non-same store revenue:	(Dollars in thousands)
Rent and storage	$260,766	$255,613	$52,216	399.4%	389.5%
Warehouse services	360,185	354,414	51,486	599.6%	588.4%
Total non-same store revenue	620,951	610,027	103,702	498.8%	488.2%
Non-same store cost of operations:
Power	44,691	43,759	6,515	586.0%	571.7%
Other facilities costs	81,638	80,162	14,509	462.7%	452.5%
Labor	276,546	272,329	52,431	427.4%	419.4%
Other services costs	109,161	107,836	12,170	797.0%	786.1%
Total non-same store cost of operations	$512,036	$504,086	$85,625	498.0%	488.7%

Non-same store contribution (NOI)	$108,915	$105,941	$18,077	502.5%	486.1%
Non-same store rent and storage contribution (NOI)(2)	$134,437	$131,692	$31,192	331.0%	322.2%
Non-same store services contribution (NOI)(3)	$(25,522)	$(25,751)	$(13,115)	(94.6)%	(96.3)%

Total non-same store margin	17.5%	17.4%	17.4%	11 bps	-7 bps
Non-same store rent and storage margin(4)	51.6%	51.5%	59.7%	-818 bps	-822 bps
Non-same store services margin(5)	(7.1)%	(7.3)%	(25.5)%	1839 bps	1821 bps

Total warehouse segment revenue	$2,085,387	$2,059,311	$1,549,314	34.6%	32.9%
Total warehouse cost of operations	$1,498,951	$1,480,122	$1,028,981	45.7%	43.8%
Total warehouse segment contribution	$586,436	$579,189	$520,333	12.7%	11.3%
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
(6)Non-same store warehouse count of 81 includes one recently leased warehouse in Australia, one recently constructed facility in Denver that we purchased in November 2021, three warehouses acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020 and ten legacy facilities. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. The results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
Units in thousands except per pallet and site number data - unaudited	2021	2020
Number of same store sites	160	160	n/a
Same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	2,886	3,003	(3.9)%
Economic occupancy percentage	77.0%	80.3%	-327 bps
Same store rent and storage revenue per economic occupied pallet	$213.22	$204.43	4.3%
Constant currency same store rent and storage revenue per economic occupied pallet	$212.16	$204.43	3.8%

Physical occupancy(2)
Average physical occupied pallets	2,564	2,747	(6.6)%
Average physical pallet positions	3,748	3,741	0.2%
Physical occupancy percentage	68.4%	73.4%	-500 bps
Same store rent and storage revenue per physical occupied pallet	$240.00	$223.52	7.4%
Constant currency same store rent and storage revenue per physical occupied pallet	$238.80	$223.52	6.8%

Same store warehouse services:
Throughput pallets (in thousands)	29,096	29,949	(2.8)%
Same store warehouse services revenue per throughput pallet	$29.18	$27.77	5.1%
Constant currency same store warehouse services revenue per throughput pallet	$28.77	$27.77	3.6%

Number of non-same store sites(3)	81	69	n/a
Non-same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	1,161	230	405.0%
Economic occupancy percentage	75.3%	65.0%	1036 bps

Physical occupancy(2)
Average physical occupied pallets	1,137	219	418.6%
Average physical pallet positions	1,542	354	335.6%
Physical occupancy percentage	73.7%	61.9%	1180 bps

Non-same store warehouse services:
Throughput pallets (in thousands)	10,841	2,175	398.4%
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
(3)Non-same store warehouse count of 81 includes one recently leased warehouse in Australia, one recently constructed facility in Denver that we purchased in November 2021, three warehouses acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, 46 warehouses acquired through the Agro acquisition on December 30, 2020, eight warehouses acquired through the Hall’s acquisition on November 2, 2020, three warehouses acquired through the Casper’s and AM-C warehouse acquisitions on August 31, 2020 and ten legacy facilities. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. The results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 77.0% for the year ended December 31, 2021, a decrease of 327 basis points compared to 80.3% for the year ended December 31, 2020. Storage levels were lower than prior year levels due to ongoing supply chain disruption as a result of the COVID-19 pandemic, causing food manufacturers to produce at less than full capacity and straining the availability of transportation for their product. As such, our customers’ existing inventories have continued to be drawn down to support steady consumer demand. Additionally, recent acquisitions came into the same store pool in 2021 which have a lower percentage of fixed commitment revenue compared to our legacy same stores. Our economic occupancy at our same stores for the year ended December 31, 2021 was 859 basis points higher than our corresponding average physical occupancy of 68.4%. The decrease of 500 basis points in average physical occupancy compared to 73.4% for the year ended December 31, 2020 was driven by supply chain disruption caused by the COVID-19 pandemic. Same store rent and storage revenues per economic occupied pallet increased 4.3% period-over-period, primarily driven by improvements in our commercial terms and contractual and market-driven rate escalations. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.8% period-over-period.
Throughput pallets at our same stores were 29.1 million pallets for the year ended December 31, 2021, a decrease of 2.8% from 29.9 million pallets for the year ended December 31, 2020. This decrease was the result of the COVID-19 related impacts in various sectors and commodities, and was primarily driven by the unprecedented surge in demand in retail during the first half of 2020. As food manufacturers production has not reached full pre-pandemic capacity, throughput has been negatively impacted. Food manufacturers have been unable to rebuild holdings in the supply chain due to challenges in the labor market and higher absences throughout the various COVID-outbreaks during 2021. Throughput of our customer’s product has been further strained by shortages of transportation during 2021. Same store warehouse services revenue per throughput pallet increased 5.1% compared to the prior year primarily as a result of a more favorable customer mix, contractual and market-driven rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging, paired with favorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 3.6% compared to the prior year.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2021 and 2020.

	Year ended December 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
Number of managed sites	9		9
	(Dollars in thousands)
Third-party managed revenue	$317,311	$315,490	$291,751	8.8%	8.1%
Third-party managed cost of operations	303,347	301,847	279,523	8.5%	8.0%
Third-party managed segment contribution	$13,964	$13,643	$12,228	14.2%	11.6%

Third-party managed margin	4.4%	4.3%	4.2%	21 bps	13 bps

(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenue was $317.3 million for the year ended December 31, 2021, an increase of $25.6 million, or 8.8%, compared to $291.8 million for the year ended December 31, 2020. On a constant currency basis, third-party managed revenue was $315.5 million for the year ended December 31, 2021, an increase of $23.7 million, or 8.1%, compared to the prior year. This increase was a result of higher pass-through labor expenses in our domestic and foreign managed operations due to the consumer demand shift to retail, higher business volume from Australia managed paired with its favorable impact of foreign currency translation, partially offset by the exit of two Canadian managed sites during the second half of 2020.
Third-party managed cost of operations was $303.3 million for the year ended December 31, 2021, an increase of $23.8 million, or 8.5%, compared to $279.5 million for the year ended December 31, 2020. On a constant currency basis, third-party managed cost of operations was $301.8 million for the year ended December 31, 2021, an increase of $22.3 million, or 8.0%, compared to the prior year. Third-party managed cost of operations increased as a result of the revenue trends described above.
Third-party managed segment contribution (NOI) was $14.0 million for the year ended December 31, 2021, an increase of $1.7 million, or 14.2%, compared to $12.2 million for the year ended December 31, 2020. On a constant currency basis, third-party managed segment contribution (NOI) was $13.6 million for the year ended December 31, 2021, an increase of $1.4 million, or 11.6%, compared to the prior year. The increase in segment contribution was a result of the factors mentioned above.
Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2021 and 2020.

	Year ended December 31,			Change
	2021 actual	2021 constant currency(1)	2020 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenue	$312,092	$304,292	$142,203	119.5%	114.0%
Transportation cost of operations	282,716	275,572	123,396	129.1%	123.3%
Transportation segment contribution (NOI)	$29,376	$28,720	$18,807	56.2%	52.7%

Transportation margin	9.4%	9.4%	13.2%	-381 bps	-379 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Our transportation segment continued its strategic shift to focus on more profitable solutions, which create value for our customers while driving and supporting our warehouse business including consolidation offerings; however certain of our recent acquisitions contained lower margin operations which are in the process of being integrated into our core transportation offering. Transportation revenue was $312.1 million for the year ended December 31, 2021, an increase of $169.9 million, or 119.5%, compared to $142.2 million for the year ended December 31, 2020. On a constant currency basis, transportation revenue was $304.3 million for the year ended December 31, 2021, an increase of $162.1 million, or 114.0%, compared to the prior year. The increase was primarily due to the revenue associated with transportation operations from the Hall’s acquisition, which closed on November 2, 2020, the Agro acquisition, which closed on December 30, 2020 and to a lesser extent the KMT Brrr! acquisition which closed in early May 2021, as well as the higher revenue associated with fuel and capacity surcharges, paired with the favorable impact of foreign currency translation. This is partially offset by a decrease in revenue from the rationalization of certain domestic market operations.
Transportation cost of operations was $282.7 million for the year ended December 31, 2021, an increase of $159.3 million, or 129.1%, compared to $123.4 million for the year ended December 31, 2020. On a constant currency basis, transportation cost of operations was $275.6 million for the year ended December 31, 2021, an increase of $152.2 million, or 123.3%, compared to the prior year. The increase was driven by the acquisitions mentioned above, a reduction in market capacity due to the COVID-19 pandemic, which has caused an increase in carrier fees, higher fuel and other costs impacted by inflation and the unfavorable impact of foreign currency translation. This is partially offset by the decrease of costs from the exit of certain domestic market operations.
Transportation segment contribution (NOI) was $29.4 million for the year ended December 31, 2021, an increase of $10.6 million, or 56.2%, compared to $18.8 million for the year ended December 31, 2020. Transportation segment margin decreased 381 basis points from the prior year, to 9.4% from 13.2%. On a constant currency basis, transportation segment contribution was $28.7 million for the year ended December 31, 2021, an increase of $9.9 million, or 52.7%, compared to the prior year. The decrease in margin was primarily due to the acquisition of lower-margin transportation business compared to our legacy operations, coupled with higher carrier fees as a result of the COVID-19 pandemic.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $319.8 million for the year ended December 31, 2021, an increase of $103.9 million, or 48.1%, compared to $215.9 million for the year ended December 31, 2020. This increase was primarily due to the 2020 and 2021 acquisitions, expansions and developments.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $182.1 million for the year ended December 31, 2021, an increase of $37.3 million, or 25.8%, compared to $144.7 million for the year ended December 31, 2020. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer onboarding, and engineering and consulting services to support our customers in the cold chain. Business development expenses represented approximately 17% and 14% of corporate-level selling, general and administrative expenses for the year ended December 31, 2021 and 2020, respectively. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by costs assumed from the Agro and Hall’s acquisitions, net of synergies realized, higher third-party professional fees and higher share-based compensation expense. These increases were partially offset by lower annual performance-based, cash incentive compensation expense. For the years ended December 31, 2021 and 2020, corporate-level selling, general and administrative expenses were 6.7% and 7.3%, respectively, of total revenues.
Acquisition, litigation and other. Corporate-level acquisition, litigation and other expenses were $51.6 million for the year ended December 31, 2021, a increase of $15.3 million compared to $36.3 million for the year ended December 31, 2020. During the year ended December 31, 2021, we incurred $39.3 million of acquisition related expenses primarily composed of professional fees and integration related costs, including severance and employee retention expenses, in connection with completed and potential acquisitions, primarily related to the Agro acquisition. We also incurred aggregate severance of $8.9 million, of which $4.6 million related to severance of our former CEO and $4.3 million related to the realignment of our international operations. During the year ended December 31, 2020, we incurred $26.5 million of acquisition related expenses primarily composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the recently completed Agro Merchants Acquisition, and employee retention. Additionally, we incurred $1.1 million of severance primarily related to reduction in headcount as a result of the synergies from acquisitions, and partially related to the realignment of our international operations. During the fourth quarter of 2020 we were subject to a cybersecurity incident and incurred $7.9 million of costs related to it. The cyber incident costs include third-party fees incurred in connection with the cyber incident that occurred in November 2020, as well as any incremental costs, internal and external, incurred to restore operations at our facilities.
Impairment of long-lived assets. For the years ended December 31, 2021 and 2020, we recorded impairment charges of $3.3 million and $8.2 million, respectively. The charges incurred during the year ended December 31, 2021 include $1.7 million related to costs associated with development projects which management determined it would no longer pursue, and $1.6 million for certain software costs that were determined no longer usable. During the year ended December 31, 2020, we recorded impairment charges of $3.7 million for Quarry segment assets related to the sale of our quarry business, $2.1 million for Third-party managed segment assets within the leased facilities that we exited which could not be repurposed, $1.7 million for Warehouse segment assets related to a potential development project which we are no longer moving forward with and $0.5 million for Warehouse segment assets which were deemed unusable subsequent to the sale of our Boston facility.
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
Other Expense
The following table presents other items of income and expense for the years ended December 31, 2021 and 2020.

	Year ended December 31,		Change
	2021	2020	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(99,177)	$(91,481)	8.4%
Interest income	$841	$1,162	(27.6)%
Bridge loan commitment fees	$—	$(2,438)	(100.0)%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(5,689)	$(9,975)	(43.0)%
Foreign currency exchange loss	$(610)	$(45,278)	(98.7)%
Other income (expense) - net	$1,900	$(2,563)	(174.1)%
Loss from partially owned entities	$(2,004)	$(250)	n/r

n/r= not relevant
Interest expense. Interest expense was $99.2 million for the year ended December 31, 2021, an increase of $7.7 million, or 8.4%, compared to $91.5 million for the year ended December 31, 2020. The increase was primarily due to the issuance of the Series D and Series E Senior Unsecured Notes in December 2020 paired with borrowings outstanding for the year ended December 31, 2021 under the revolving credit facility. This was partially offset by the decrease in interest expense on our Senior Unsecured Term Loan A Facility due to the early principal repayment of $100.0 million and $200.0 million in December 2020 and January 2021, respectively, paired with a higher amount of capitalized interest based on the increase in our ongoing expansion and development projects. The effective interest rate of our outstanding debt has decreased from 3.94% for the year ended December 31, 2020 to 3.14% for the year ended December 31, 2021, however, outstanding principal has increased from $2.6 billion as of December 31, 2020 to $2.8 billion as of December 31, 2021.
Interest income. Interest income of $0.8 million for the year ended December 31, 2021 decreased $0.3 million when compared to $1.2 million for the year ended December 31, 2020. This change was driven by a lower average cash balance and lower interest rates as compared to the prior year.
Bridge loan commitment fees. Corporate-level bridge loan commitment fees were $2.4 million for the year ended December 31, 2020. In 2020, we obtained a bridge loan to support the Agro acquisition. The bridge loan facility for Agro ultimately did not need to be funded, and accordingly, we expensed the lender commitment and loan fee.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $5.7 million for the year ended December 31, 2021 was primarily driven by the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs. Additionally, we recorded a charge of $2.7 million during 2021 for the amortization of fees paid for the interest rate swaps terminated during 2020 and discussed below, which will continue to be amortized through 2024. During the first quarter of 2020 we refinanced our Senior Unsecured Credit Facility, which resulted in the write-off of certain unamortized deferred financing costs of $0.8 million. During the fourth quarter of 2020, we closed on a debt private placement of €750 million senior unsecured notes. In connection with this issuance, we repaid $100.0 million of our outstanding Senior Unsecured Term Loan A-1 facility, resulting in a write-off of $1.5 million of unamortized deferred financing costs. In connection with the partial repayment of this debt we also terminated the related interest rate swaps, resulting in the recognition of a portion of the remaining unamortized balance in accumulated other comprehensive loss on the previously designated hedges for $7.7 million.
Foreign currency exchange (loss) gain, net. We reported a foreign currency exchange loss of $0.6 million for the year ended December 31, 2021 compared to a $45.3 million loss for the year ended December 31, 2020. During the fourth quarter of 2020, the Company entered into an undesignated foreign currency forward contract to lock in the conversion of the expected proceeds of the €750 million denominated debt issuance to USD, which settled on December 30, 2020, and resulted in $45.0 million in foreign currency exchange loss when compared to the USD equivalent of the Euro denominated debt at market rates, on the date of issuance.
Other income (expense) - net. Other income, net was $1.9 million for the year ended December 31, 2021 compared to Other expense, net of $2.6 million for the year ended December 31, 2020. The decrease in expense is primarily due to lower non-service pension costs and a decrease in loss on asset disposals as compared to 2020. Additionally, during 2021, we recognized individually immaterial amounts of other income related to items including our corporate credit card rebate which was higher due to acquisition growth, energy rebates which were higher due to investments in solar projects and HUB tax incentives from a recently acquired facility.
Loss from partially owned entities. We reported a loss of $2.0 million for the year ended December 31, 2021 compared to a loss of $0.3 million for the year ended December 31, 2020. During the year ended December 31, 2021, we recorded our portion of the loss generated by the SuperFrio JV, as well as our portion of the loss generated by the Comfrio JV which we acquired in connection with the Agro Acquisition. During the year ended December 31, 2020, we entered into the SuperFrio JV for which we recorded our portion of loss generated by SuperFrio.
Income Tax Benefit (Expense)
Income tax benefit for the year ended December 31, 2021 was $1.6 million, which represented a decrease of $5.4 million, from an income tax benefit of $6.9 million for the year ended December 31, 2020. The change in income tax expense was primarily attributable to the remeasurement of deferred tax liabilities in the United Kingdom from 19% to 25% enacted in the second quarter of 2021, resulting in an increase of $11.8 million of tax expense. The impact was partially offset by $9.5 million of tax benefit attributable to losses generated by foreign operations that we did not own in 2020. We continue to recognize a tax benefit from a reduction to our valuation allowance in 2021 for deferred tax liabilities originating from recent acquisitions of $7.1 million in 2021 as compared to $10.2 million in 2020 that can be used as a positive source of income for valuation allowance assessment purposes.
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
We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, litigation and other, net, non-core asset impairment, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments, bridge loan commitment fees, foreign currency exchange loss or gain, and gain or loss from sale of partially owned entities. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, non-real estate asset impairment, amortization of above or below market leases, straight-line net rent, provision or benefit from deferred income taxes, share-based compensation expense from grants under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization, non-real estate depreciation and amortization from foreign joint ventures and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(30,309)	$24,555	$48,162
Adjustments:
Real estate related depreciation	200,184	146,417	114,976
Net (gain) loss on sale of real estate, net of withholding tax (a)	—	(21,759)	34
Net loss on asset disposals	12	2,045	382
Real estate depreciation from partially owned entities	—	—	790
Impairment charges on certain real estate assets	1,752	5,630	12,555
Our share of reconciling items related to partially owned entities	2,412	449	—
NAREIT FFO Applicable to All Equity Holders	$174,051	$157,337	$176,899
Adjustments:
Net loss on sale of non-real asset assets	267	595	488
Acquisition, litigation, and other	51,578	36,306	40,614
Non-core asset impairment	—	2,606	930
Share-based compensation expense, IPO grants	163	972	2,432
Loss on debt extinguishment, modifications, and terminations of derivatives instruments	5,689	9,975	—
Bridge loan commitment fee	—	2,438	2,665
Foreign currency exchange loss (gain)	610	45,278	(10)
Our share of reconciling items related to partially owned entities	439	194	—
Gain from sale of partially owned entities	—	—	(4,297)
Core FFO applicable to common shareholders	232,797	255,701	219,721
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	4,425	5,147	6,028
Non-real estate asset impairment	1,560	—
Amortization of below/above market leases	2,261	152	151
Straight-line net rent	(216)	(628)	(521)
Deferred income taxes benefit	(9,147)	(13,732)	(10,701)
Share-based compensation, excluding IPO grants	23,737	16,939	10,463
Non-real estate depreciation and amortization	119,656	69,474	48,372
Non-real estate depreciation and amortization from partially owned entities	—	—	317
Maintenance capital expenditures (b)	(75,965)	(65,547)	(59,300)
Our share of reconciling items related to partially owned entities	387	371	—
Adjusted FFO applicable to common shareholders	$299,495	$267,877	$214,530
(a)Loss (gain) on sale of real estate, net of withholding tax include withholding tax on the sale of Sydney land which is included in income tax expense on the Consolidated Statement of Operations during 2020.
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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other, net, loss on partially owned entities, asset impairment, foreign currency exchange gain or loss, share-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, bridge loan commitment fees, net loss on other asset disposals, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:
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
•these measures do not reflect our tax expense or the cash requirements to pay our taxes; and
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future and these measures do not reflect any cash requirements for such replacements.

We use EBITDAre and Core EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles EBITDAre and Core EBITDA to net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(30,309)	$24,555	$48,162
Adjustments:
Depreciation and amortization	319,840	215,891	163,348
Interest expense	99,177	91,481	94,408
Income taxes benefit	(1,569)	(7,292)	(5,157)
EBITDA	387,139	324,635	300,761
Adjustments:
Net (gain) loss on sale of real estate, net of withholding tax	—	(21,759)	34
Adjustment to reflect share of EBITDAre of partially owned entities	8,966	1,022	1,726
NAREIT EBITDAre	$396,105	$303,898	$302,521
Adjustments:
Acquisition, litigation, and other	51,578	36,306	40,614
Loss on partially owned entities	2,004	250	111
Asset impairment	3,312	8,236	13,485
Foreign currency exchange loss (gain)	610	45,278	(10)
Share-based compensation expense	23,900	17,911	12,895
Loss on debt extinguishment, modifications, and terminations of derivatives instruments	5,689	9,975	—
Bridge loan commitment fees	—	2,438	2,665
Net loss on other asset disposals	279	2,640	870
Reduction in EBITDAre from partially owned entities	(8,966)	(1,022)	(1,726)
Gain from sale of partially owned entities	—	—	(4,297)
Core EBITDA	$474,511	$425,910	$367,128

	As of December 31,
	2021		2020		2019
Ratio Data:
Net debt to pro-forma Core EBITDA (1)	6.1	x	4.4	x	4.2	x

(1)	Net debt to Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash and cash equivalents divided by (ii) Core EBITDA. Core EBITDA for 2021, 2020, and 2019 for purposes of this calculation assumes ownership of our acquisitions for the full twelve months of the year. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

The following table reconciles net debt to total debt, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP:

	As of December 31,
	2021	2020
	(In thousands)
Borrowings under revolving line of credit	$399,314	$—
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $11,050 and $15,952 in the aggregate, at December 31, 2021 and 2020, respectively	2,443,806	2,648,266
Sale-leaseback financing obligations	178,817	185,060
Financing lease obligations	97,633	125,926
Total debt	3,119,570	2,959,252
Deferred financing costs	11,050	15,952
Gross debt	3,130,620	2,975,204
Adjustments:
Less: cash, cash equivalents and restricted cash	82,958	609,537
Net debt	$3,047,662	$2,365,667

Liquidity and Capital Resources
We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our shareholders will include:
•current cash balances;
•cash flows from operations;
•our 2020 Senior Unsecured Revolving Credit Facility;
•our ATM Equity Program; and
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

On May 10, 2021, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM Equity Program (the “2021 ATM Equity Program”). Sales of our common shares made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The net proceeds from sales of our common shares pursuant to the 2021 ATM Equity Program were used for funding acquisitions and development projects. During the year ended December 31, 2021, there were 2,332,846 common shares sold under the 2021 ATM Equity Program under forward sale agreements for gross proceeds of $90.6 million. All of these shares were settled during the year ended December 31, 2021.

On April 16, 2020, we entered into an equity distribution program, the “2020 ATM Equity Program”. Under the 2020 ATM Equity Program, we could sell, from time to time, up to an aggregate sales price of $500.0 million of common shares. The net proceeds from sales of our common shares pursuant to the 2020 ATM Equity Program were used for general corporate purposes, including funding acquisitions and development projects.
During the year ended December 31, 2020, there were 7,440,532 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $272.6 million. The proceeds were offset by equity issuance costs of $3.0 million. Included in the shares sold under the 2020 ATM Equity Program were forward sale agreements in connection with the 2020 ATM Equity Program to sell 4,346,101 common shares for gross proceeds of $162.2 million. During the year ended December 31, 2020, the Company settled 5,011,428 common shares for gross proceeds of $183.0 million under its ATM equity program. During the year ended December 31, 2021, the Company settled the remaining 2,429,104 of shares sold under the 2020 ATM Equity Program subject to forward sales agreements for gross proceeds of $86.6 million. As of December 31, 2021, there were no forward shares outstanding under the 2020 ATM Equity Program. The 2020 ATM Equity Program was terminated at the time the 2021 ATM Equity Program was entered into.
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
    Our bad debt expense was $3.1 million and $1.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we maintained bad debt allowances of approximately $18.8 million, which we believed to be adequate. The increase in bad debt expense is driven primarily by the increase in revenue as a result of acquisitions.
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

For additional information regarding dividends declared and paid on our common shares for the years ended December 31, 2021, 2020 and 2019, refer to Note 14 of our Consolidated Financial Statements.

Outstanding Indebtedness
    The following table presents our outstanding and available indebtedness as of December 31, 2021 and 2020.

	Stated Maturity Date	Contractual interest rate	Effective interest rate as of December 31, 2021 (10)
				Outstanding principal amount at
Indebtedness				December 31, 2021		December 31, 2020
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$167,545		$174,693
Mezzanine A	5/2023	7.38%	7.55%	70,000		70,000
Mezzanine B	5/2023	11.50%	11.75%	32,000		32,000
Total 2013 Mortgage Loans				269,545		276,693

Chile Mortgages(13)	2022 - 2029	4.01%	4.01%	9,761		—

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000		200,000
Series B notes	1/2029	4.86%	4.92%	400,000		400,000
Series C notes	1/2030	4.10%	4.15%	350,000		350,000
Series D notes(5)	1/2031	1.62%	1.67%	454,800		488,640
Series E notes(6)	1/2033	1.65%	1.70%	397,950		427,560
Total Senior Unsecured Notes				1,802,750		1,866,200

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.33%	175,000		325,000
2020 Senior Unsecured Term Loan Tranche A-2 (2)(4)	3/2025	C+0.95%	1.55%	197,800		196,325
Total 2020 Senior Unsecured Term Loan A Facility(4)				372,800		521,325

2020 Senior Unsecured Revolving Credit Facility-1(2)(3)(7)	3/2024	C+0.85%	1.83%	43,516		—
2020 Senior Unsecured Revolving Credit Facility-2(3)(8)(9)	3/2024	SONIA +0.85%	1.61%	92,694		—
2020 Senior Unsecured Revolving Credit Facility-3(1)(3)	3/2024	L+0.85%	1.48%	205,000		—
2020 Senior Unsecured Revolving Credit Facility-4(3)(11)(12)	3/2024	BBSW +0.85%	1.45%	58,104
Total 2020 Senior Unsecured Revolving Credit Facility				399,314		—

Total principal amount of indebtedness				$2,854,170	$—	$2,664,218
Less: unamortized deferred financing costs				(11,050)		(15,952)
Total indebtedness, net of unamortized deferred financing costs (3)				$2,843,120		$2,648,266

(1)L = one-month LIBOR
(2)C=one month CDOR
(3)The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4)The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD 250.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(5)The Senior Unsecured Notes Series D is denominated in Euros and aggregates to Euro €400.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.

(6)The Senior Unsecured Notes Series E is denominated in Euros and aggregates to Euro €350.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(7)The Senior Unsecured Revolving Credit Facility Draw 1 as of December 31, 2021, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(8) The Senior Unsecured Revolving Credit Facility Draw 2 as of December 31, 2021, is denominated in GBP and aggregates to GBP £68.5 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(9) SONIA = Sterling Overnight Interbank Average Rate.
(10) The effective interest rate includes effects of amortization of the deferred financing costs. The weighted average effective interest rate for total debt was 3.01% and 3.19% as of December 31, 2021 and 2020, respectively.
(11) BBSW = Bank Bill Swap Rate
(12) The Senior Unsecured Revolving Credit Facility Draw 4 as of December 31, 2021, is denominated in AUD and aggregates to AUD 80.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(13) The Chile Mortgages were assumed in connection with the Agro Acquisition, and have varying maturities and interest rates. The above aggregates these given the immaterial balance of each individually.
2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility that matured January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD 250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge our investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility.
On December 30, 2020, we repaid $100.0 million of the $425.0 million USD Tranche A-1 2020 Senior Unsecured Term Loan A. This was funded using the Series D and E debt private placement issuance, more details on this debt issuance can be found under the “Series A, B, C, D, and E Senior Unsecured Notes” section below. In addition, the interest rate swaps associated with the 2020 Senior Unsecured Term Loan A were terminated, resulting in an extinguishment fee of $16.4 million.
On January 29, 2021, we expanded the 2020 Senior Unsecured Revolving Credit Facility by $200.0 million. In addition, we repaid $200.0 million of principal on the 2020 Senior Unsecured Term Loan Tranche A-1.
On December 10, 2021, we entered into a Confirmation of Incremental Facilities Participation and Joinder Agreement on the 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Revolving Credit Facility, increasing the principal on the Term Loan Tranche A-1 by $50.0 million and increasing the borrowing capacity of the revolving credit facility by $150.0 million. The proceeds from the Term Loan Tranche A-1 borrowing were used to repay borrowings on the 2020 Senior Unsecured Revolving Credit Facility. The Incremental Confirmation does not otherwise modify the terms of the Credit Agreement. As of December 31, 2021, $2.3 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Consolidated Balance Sheets, which we amortize as interest expense under the effective interest method.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024; however,we have the option to extend the maturity up to two times, each for a six-month period. We must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, we must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. As of December 31,

2021, $4.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Consolidated Balance Sheets, which we amortize as interest expense under the straight-line method. Our 2020 Senior Unsecured Credit Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:
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
Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 2021, the Company was in compliance with all debt covenants.
There were $21.6 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of December 31, 2021.
The 2020 Senior Unsecured Credit Facility has language allowing for the transition from LIBOR to other market-approved rates. The LIBOR transition is only relevant for USD-denominated debt, as the SONIA has already transitioned. The BBSW and CDOR rates are not related to LIBOR.
Series A, B, C, D, and E Senior Unsecured Notes
On April 26, 2019, we completed a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). Interest is payable on January 8 and July 8 of each year until maturity. We used the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”), collectively referred to as the debt private placement. Interest is payable on January 8 and July 8 of each year until maturity. We used a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600.0 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART. We also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan.
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350.00 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method. The proceeds of the Series D and Series E issuance were used to fund the Halls acquisition, general corporate purposes and to repay a portion of the 2020 Senior Unsecured Term Loan Tranche A-1.
The Series A, B, C, D, and E senior notes (collectively referred to as the “Senior Unsecured Notes”) and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. We must give each lender at least 10 days written notice whenever it intends to prepay any portion of the debt. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company.
If a change in control occurs for us, we must issue an offer to prepay the remaining portion of the debt to the lenders. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest.
We are required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the credit agreement, including:
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
As of December 31, 2021, we were in compliance with all debt covenants.
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
    The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2021, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.2 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to us subject to customary non-recourse provisions as stipulated in the agreements.
    The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of December 31, 2021, we were in compliance with all debt covenants.

Debt Covenants
    Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of December 31, 2021, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In connection with refinancing during 2021, we recorded $2.9 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations. Additionally, we recorded a reclassification of $2.7 million from other comprehensive income to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations related to the amortization of the portion deferred following the termination of interest rate swaps related to the Senior Unsecured Term Loan A Facility.
In connection with the various refinancing of the Senior Unsecured Credit Facility during 2020, the Company recorded and aggregate $2.3 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations. In addition, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million. Approximately $8.7 million of this fee was recorded in “Accumulated Other Comprehensive Income” and will be amortized to expense through 2024, while $7.7 million was expensed as interest and included within “Loss on debt extinguishment, modifications, and termination of derivative instruments” in the accompanying Consolidated Statements of Operations during the year ended December 31, 2020.
Credit Ratings
    Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies. We have investment grade ratings of BBB with a stable outlook from Fitch, BBB with a Positive Trends outlook from DBRS Morningstar, and an investment grade rating of Baa3 with a stable outlook from Moody’s. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” for further details regarding the potential impacts from changes to our credit ratings.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
    We utilize a strategic approach to recurring maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Maintenance Capital Expenditures
    Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$62,677	$55,967
Personal property	5,828	4,768
Information technology	7,460	4,812
Maintenance capital expenditures(1)	$75,965	$65,547

Maintenance capital expenditures per cubic foot	$0.052	$0.055
(1) Excludes $15.8 million of deferred acquisition maintenance capital expenditures incurred for the year ended December 31, 2021.
Repair and Maintenance Expenses
    We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
	(In thousands, except per cubic foot amounts)
Real estate	$31,612	$27,797
Personal property	53,006	30,105
Repair and maintenance expenses	$84,618	$57,902

Repair and maintenance expenses per cubic foot	$0.058	$0.049
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
Acquisitions
The acquisitions completed during the year ended December 31, 2021 relate to Bowman Stores, ColdCo, KMT Brrr!, Lago Cold Stores, Liberty Freezers, Newark Facility Management and recently constructed facility in Denver. The acquisitions completed during the year ended December 31, 2020 relate to Agro, AM-C, Caspers, Hall’s, Newport and Nova Cold. Refer to Notes 2 and 3 of the Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
    The expansion and development expenditures for the year ended December 31, 2021 are primarily driven by $111.2 million for our in progress two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $23.9 million for the Atlanta major markets strategy project (Phase 1) and $21.0 million for Phase 2, $37.5 million for the Russellville expansion, $9.5 million for the Calgary, Canada expansion, $20.4 million for the Auckland, New Zealand expansion project, $24.0 million for the Dunkirk, NY development, $13.5 million for the Dublin expansion, $4.4 million for the Spearwood, Australia expansion, and $4 million for the Lurgan expansion. The Atlanta Phase 1, Auckland, and Lurgan projects were substantially completed during the second quarter of 2021.
The expansion and development expenditures for the year ended December 31, 2020 are primarily driven by $148.1 million related to two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $62.2 million related to the Atlanta major markets strategy project, $22.0 million related to the Auckland, New Zealand expansion project which was started during the second quarter of 2020 and $12.5 million in construction costs related to our Savannah expansion site, which was completed during the second quarter of 2020. Additionally, during the fourth quarter of 2020, we invested $11.7 million in our Russellville expansion.
Subsequent to the acquisition of MHW, during the first quarter of 2020, we exercised our call option to purchase land from the holder of the ground lease for $4.1 million. We also invested an additional $4.7 million for the Rochelle facility, which opened during the second quarter of 2019.

Expansion and development initiatives also include $14.7 million and $20.0 million of corporate initiatives incurred during 2021 and 2020, respectively, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.

Finally, we incurred approximately $40.4 million and $10.6 million during 2021 and 2020, respectively, for contemplated future expansion or development projects.

    The following table sets forth our acquisitions, expansion and development capital expenditures for the years ended December 31, 2021 and 2020 (in thousands).

	Year ended December 31,
	2021	2020
Acquisitions, net of cash acquired and adjustments(1)	$741,353	$1,858,937
Asset acquisitions	53,641	25,538
Expansion and development initiatives	324,499	298,794
Information technology	7,630	7,804
Growth and expansion capital expenditures	$1,127,123	$2,191,073
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

	Year ended December 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$273,060	$293,680
Net cash used in investing activities	$(1,239,199)	$(2,249,125)
Net cash provided by financing activities	$431,489	$2,329,901
Operating Activities
    For the year ended December 31, 2021, our net cash provided by operating activities was $273.1 million, a decrease of $20.6 million, or 7.0%, compared to $293.7 million for the year ended December 31, 2020. The decrease is primarily due to higher acquisition and integration related costs and selling, general and administrative expense. This was partially offset by higher segment contribution as a result of our recent acquisitions.
Investing Activities
    For the year ended December 31, 2021 cash used for the acquisitions of Bowman, ColdCo, KMT Brrr!, Lago Cold Stores, Liberty and Newark Facility Management and accounted for as business combinations totaled $0.7 billion. Additions to property, buildings and equipment were $438.2 million reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $7.6 million in the SuperFrio joint venture and paid $11.6 million to purchase the noncontrolling interest holders share in the Chilean business, which we now wholly own.

For the year ended December 31, 2020 cash used for the acquisitions of Agro, AM-C, Hall’s, Newport and Nova Cold and accounted for as business combinations totaled $1.9 billion. Cash used in the acquisition of real estate was $25.5 million, which related to the asset acquisition of Caspers during the third quarter of 2020. Additionally, the net payment in settlement of a foreign currency forward contract in connection with the issuance of the Series D and Series E senior unsecured notes was $45.0 million. Additions to property, buildings and equipment were $376.8 million for the year ended December 31, 2020, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $26.2 million in the SuperFrio joint venture during the first quarter of 2020. These outflows were offset by $80.2 million in proceeds from the sale of land in Sydney, the Quarry segment and the sale of the Boston facility.
Financing Activities
    Our net cash provided by financing activities was $431.5 million for the year ended December 31, 2021 compared to $2.3 billion for the year ended December 31, 2020. Cash provided by financing activities for the year ended December 31, 2021 primarily consisted of $474.5 million net proceeds from equity forward contracts settled upon the issuance of common shares, $811.0 million in proceeds from our revolving line of credit and $50.0 million received in connection with the increase of our Senior Unsecured Term Loan Tranche A-1. These cash inflows were partially offset by $405.0 million of repayments on our revolving line of credit, $227.5 million of distributions paid, $208.0 million of repayments on our term loan and mortgage notes, $39.2 million of payments related to lease obligations and $16.9 million in payment of withholding taxes related to share-based payment arrangements.
    Cash provided by financing activities for the year ended December 31, 2020 primarily consisted of $1.6 billion net proceeds from equity offerings, the $922.4 million received in connection with the issuance of the Series D and Series E senior unsecured notes which was partially offset by the related debt issuance costs of $10.1 million, the $177.1 million received in connection with the refinancing of our Senior Unsecured Term Loan and $636.8 million in proceeds from our revolving line of credit. These cash inflows were partially offset by $627.1 million of repayment on our revolving line of credit using the proceeds from the issuance of the Series D and Series E senior unsecured notes, $167.1 million of distributions paid, $156.8 million of repayments on our term loan and mortgage notes and $23.7 million of payments related to lease obligations.
Withdrawal Liability from Multi-employer Plans
    As of December 31, 2021, we participated in eight multiemployer pension plans administered by labor unions representing approximately 17% of our associates. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations.
    In the event that we withdraw from participation in any of the multiemployer pension plans in which we participate, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statement of Operations and as a liability on our Consolidated Balance Sheet. Our withdrawal liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. The present value of all benefits vested under each of the multiemployer plans that we participated in as of December 31, 2021 (based on the labor union’s assumptions used to fund such plan) did not, as of the last annual valuation date applicable thereto, exceed the value of the assets of such plan allocable to such vested benefits. Based on the latest information available from plan administrators, we estimate our share of the aggregate withdrawal liability for the multiemployer pension plans in which we participate could have been as much as $819.6 million as of December 31, 2021, of which we estimate that certain of our customers are contractually obligated to make indemnification payments to us for approximately $790.8 million. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining any indemnification payments therefore.
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
Goodwill Impairment Evaluation
    We perform impairment testing of goodwill as of October 1 of each year, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events or changes in circumstances may include a significant deterioration in overall economic conditions including the impacts of COVID-19 both on our short-term and long-term outlook, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators and competition. As of October 1, 2021, our reporting units included the following: North American warehouse, U.S. transportation, North America third-party managed, Europe warehouse, Europe transportation, Asia-Pacific warehouse, Asia-Pacific transportation, Asia-Pacific third-party managed, and South America warehouse.
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
    To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. We generally estimate the fair value of each reporting unit using a combination of a discounted cash flow analysis and market-based valuation methodologies such as comparable public company trading values and values observed in recent business acquisitions. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the operating costs and margins and the discount rates are the most subjective and/or complex. These assumptions are based on risk-adjusted growth rates and discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The discount rates utilized in the discounted cash flow analysis are based on the respective reporting units weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the respective reporting unit. The carrying value of each reporting unit includes the assets and liabilities employed in its operations, goodwill and allocations of amounts held at the business segment and corporate levels. We also assess market-based multiples of other market-participant companies, further corroborating that our discounted cash flow models reflect fair value assumptions that are appropriately aligned with market-participant valuation multiples.
Historically, our reporting units have generated sufficient returns to recover the value of goodwill. The results of our 2021 impairment test indicated that the estimated fair value of each of our reporting units was substantially in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.
We have completed various acquisitions over the past year as disclosed within Note 3 to the Consolidated Financial Statements, which have increased our consolidated goodwill balance. With the exception of Lago Cold Stores, as noted below, each of these current year acquisitions were included in the annual goodwill impairment test.

On November 15, 2021 the Company completed the acquisition of Lago Cold Stores. Our preliminary estimate of the acquired intangible assets associated with the Lago Cold Stores acquisition included goodwill of $9.4 million, which is primarily allocated to the warehouse segment. The goodwill from Lago Cold Stores acquisition was excluded from the annual goodwill impairment test, as the test was completed as of October 1, 2021. However, we have not identified any indicators of impairment subsequent to the closing of the aforementioned acquisition that would necessitate the need for us to perform a quantitative impairment test subsequent to the annual quantitative test performed as of October 1, 2021.
Business Combinations
    From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Goodwill is assigned to each reporting unit based upon the relative fair value of tangible assets acquired. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, land and buildings. Significant estimates and assumptions impacting the fair value of the acquired intangible assets include subjective and/or complex judgments regarding items such as operating costs and margins, and discount rates, including estimating future cash flows that we expect to generate from the acquired assets. Certain other estimates and assumptions impacting the fair value of the acquired intangible assets involving less subjective and/or less complex judgments include: short-term and long-term revenue growth rates, capital expenditures, tax rates, customer attrition rates, economic lives and other factors impacting the discounted cash flows. The significant assumptions impacting the fair value of the acquired buildings include estimates of indirect costs and entrepreneurial profit on the transaction, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market. The significant assumptions impacting the fair value of the acquired land include estimates of the price per acre in comparable transactions in the market.
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
We describe our accounting policy for business combinations in Note 2 to the Consolidated Financial Statements. Additionally, we have disclosed all business combinations completed during 2020 and 2021, including material measurement period adjustments for these acquisitions, in Note 3 to the Consolidated Financial Statements. For those business combinations which the acquisition accounting is preliminary as of December 31, 2021, we have disclosed the estimates, assumptions used and areas for which the acquisition accounting is not finalized.
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
    As of December 31, 2021, we had $175.0 million of outstanding USD-denominated variable-rate debt and $250.0 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin up to 0.95%. Additionally, we had C$55.0 million, £68.5 million, USD $205.0 million, and AUD$80.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At December 31, 2021, one-month LIBOR was approximately 0.10%, one-month CDOR was approximately 0.45%, one-month SONIA was at 0.19%, and one-month AUD BBSW was approximately 0.07%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $7.7 million. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $1.7 million.
Foreign Currency Risk
    Our international revenues and expenses are generated in the currencies of the countries in which we operate, including Australia, New Zealand, Argentina, Canada, several European countries and Chile. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A 10% depreciation in the year-end functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our total equity of approximately $127.6 million as of December 31, 2021.
    Our operations in Argentina are reported using highly inflationary accounting. The Argentina subsidiary’s functional currency is the Australian dollar, which is the reporting and functional currency of their immediate parent company. The entity’s statements of operations and balance sheets have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. As of December 31, 2021, the net monetary assets of the Argentina subsidiary were immaterial and, therefore, a 10% unfavorable change in the exchange rate would not be material. Additionally, the operating income of the Argentina subsidiary was less than 3.5% of our consolidated operating income for the years ended December 31, 2021 and 2020.
    For the years ended December 31, 2021 and 2020, revenues from our international operations were $666.7 million and $258.1 million, respectively, which represented 24.6% and 13.0% of our consolidated revenues, respectively.

    Net assets in international operations were approximately $1.3 billion and $1.2 billion as of December 31, 2021 and 2020, respectively.
    The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the Accumulated other comprehensive income (loss) component of equity of our Consolidated Financial Statements included in this Annual Report on Form 10-K.
    We attempt to mitigate a portion of the risk of currency fluctuation by financing certain of our foreign investments in local currency denominations, effectively providing a natural hedge. However, given the volatility of currency exchange rates, there can be no assurance that this strategy will be effective. The Company has entered into cross-currency swaps on its foreign denominated intercompany loans to hedge the cash flow variability from the impact of changes in foreign currency on the interest payments on the intercompany loan as well as the final principal payment. Since the critical terms of the derivatives match the critical terms of the intercompany loans, the hedge is considered perfectly effective. All changes in fair value will be recorded to Accumulated other comprehensive income (loss).
On December 30, 2020, we closed on the Agro acquisition, which conducts a significant amount of its operations in Europe. In tandem with this acquisition, we closed on the Series D and E Senior Unsecured Notes in aggregate of €750 million. The debt was designated as a net investment hedge for the Agro operations, as the equity in the European entities is greater than the principal of the debt. Quarterly, effectiveness will be measured according to the amount of principal compared to the equity of the European entities. A portion of the Series D and E Senior Unsecured Notes may be undesignated if the equity is insufficient to hedge the principal from the Series D and E Senior Unsecured Notes issuance. The remeasurement on the Series D and E Senior Unsecured Notes will be recorded to Accumulated other comprehensive income (loss).
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
As a result of the Agro acquisition, multiple intercompany loans were generated, denominated in various foreign currencies. These intercompany loans have been designated as long-term, permanent investments, whereby the periodic remeasurement will be recorded through Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet.
On May 28, 2021, we closed on the Bowman acquisition. In order to fund the acquisition, we drew £68.5 million from our Senior Unsecured Revolving Credit Facility. The debt was designated as a net investment hedge for the Bowman operations, as the equity residing in this entity is greater than the debt. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on the GBP Revolver draws will be recorded to Accumulated other comprehensive income (loss).
On November 15, 2021, we closed on the Lago acquisition. In order to fund the acquisition, we drew $80 million AUD from our Senior Unsecured Revolving Credit Facility. The debt was designated as a net investment hedge for the Lago operations, as the equity residing in this entity is greater than the debt. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on the AUD Revolver draws will be recorded to Accumulated other comprehensive income (loss).

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
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 None.

ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, accumulated, summarized, communicated and reported to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2021 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Management is also responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting and can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2021 included all of our operations other than those we acquired in 2021 as described in Note 1 to the consolidated financial statements. In accordance with the SEC’s published guidance, because we acquired these operations during the year, we excluded these operations from our efforts to comply with Section 404 with respect to 2021. These acquired businesses constituted 7% of total assets as of December 31, 2021 and 2% of revenue for the year then ended. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of the businesses acquired, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
    There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange

Act during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Americold Realty Trust and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Americold Realty Trust and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Americold Realty Trust and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of businesses acquired during the year ended December 31, 2021, which are included in Note 2 and 3 of the 2021 consolidated financial statements of the Company and constituted approximately 7% of total assets as of December 31, 2021 and approximately 2% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the businesses acquired during the year ended December 31, 2021.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2022

ITEM 9B. Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
    The information required by Item 10 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 11. Executive Compensation
    The information required by Item 11 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The information required by Item 12 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
    The information required by Item 13 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
    The information required by Item 14 will be included in the definitive proxy statement relating to the 2022 Annual Meeting of Shareholders of Americold Realty Trust and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statements and Schedules

 Americold Realty Trust and Subsidiaries

The following documents are filed as a part of this Annual Report on Form 10-K:
a.Financial Statements and Schedules
b.
c.Exhibits
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

3.6	Articles of Amendment to Declaration of Trust of Americold Realty Trust, dated as of March 16, 2021 (incorporated by reference to Exhibit 3.1 to Americold Realty Trust's Current Report on Form 8-K filed on March 23, 2021 (File No. 001-34723))
4.1	Description of shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020 (File No. 001-34723))
4.2	Registration Rights Agreement, dated as of December 30, 2020 by and among Americold Realty Trust and the Holders named therein (incorporated by reference to Exhibit 4.2 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 1, 2021 (File No. 001-34723))
10.1	Credit Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))

10.2	Consent and First Amendment to Credit Agreement, dated as of December 23, 2019, by and among the Company, the Operating Partnership and the guarantors, lenders and letter of credit issues named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Form on Form 8-K filed on January 9, 2020 (File No. 001-34723))

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

10.9#	Employment Agreement, dated as of January 23, 2018, by and between AmeriCold Logistics, LLC and Fred Boehler (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.10#	Employment Agreement, dated November 2, 2021, by and between AmeriCold Logistics, LLC and George F. Chappelle Jr. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on November 3, 2021 (File No. 001-34723))
10.11#	Form of Employment Agreement (Executive Vice President) (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on November 5, 2021 (File No. 001-34723))
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.13	Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

10.14	Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 20, 2017 (Registration No. 333-221560))

10.15	Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.16	Form of Annual Trustee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.17	Form of Retention Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.18
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.19	Form of Annual Trustee OP Unit Award Agreement (incorporated by referenced to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.20	Form of Retention OP Unit Award Agreement (incorporated by referenced to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.21	Form of Performance OP Unit Award Agreement (incorporated by referenced to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.22	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020 (File No. 001-34723))
10.23	Third Amendment to Credit Agreement, dated as of March 26, 2020, dated as of January 29, 2021, by and among the Company, the Operating Partnership, certain of their subsidiaries, Several Lenders and Letter of Credit Issuers named therein and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on February 4, 2021 (File No. 001-34723))

10.24	Amendment No. 1 to the Note and Guaranty Agreement, dated as of December 30, 2020, dated as of June 18, 2021, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-34723))
10.25	Amendment No. 2 to the Note and Guaranty Agreement, dated as of May 7, 2019, dated as of June 18, 2021, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-34723))
10.26	Amendment No. 3 to the Note and Guaranty Agreement, dated as of December 4, 2018, dated as of June 18, 2021, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-34723))
10.27	Confirmation of Incremental Facilities Participation and Joinder Agreement, dated as of December 10, 2021, by and among the Company, the Operating Partnership, the guarantors, lenders and letter of credit issues named therein and Bank of America, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on December 16, 2021 (File No. 001-34723))
10.28	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.29	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.30	Form of Performance OP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.31	Form of Time-Based OP Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.32#	Offer Letter, dated February 24, 2022, by and between AmeriCold Logistics, LLC and George F. Chappelle Jr. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on February 24, 2022 (File No. 001-34723))
10.33#	Executive Severance Benefits Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022 (File No. 001-34723))
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ITEM 16. Form 10-K Summary
Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Trustees of Americold Realty Trust and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Accounting for the Acquisition of Agro Merchants

Description of the Matter
As more fully described in Note 3 to the consolidated financial statements, the Company acquired Agro Merchants Group (Agro) in December 2020 for aggregate consideration of approximately USD $1.59 billion. The acquisition was accounted for as a business combination and, as such, the Company measured the assets acquired and liabilities assumed at their acquisition-date fair values, including fair values of the acquired land, buildings and improvements, and the customer relationships intangible asset of $167.6 million, $637.5 million, and $262.3 million, respectively.

Auditing management's accounting for the acquisition of Agro involved especially subjective judgments and complex analyses related to the fair value estimates of the acquired land, buildings and customer relationships intangible asset due to the significant estimation required in determining fair value. The estimate of fair value of the acquired land and buildings is sensitive to changes in assumptions of comparable transactions in the market. The estimate of fair value of the acquired customer relationships intangible asset is sensitive to changes in certain assumptions impacting the net present value of future cash flows expected from the future performance of the acquired business. The significant assumptions impacting the fair value of the acquired buildings included estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market; the significant assumptions impacting the fair value of the acquired land included the price per acre of comparable transactions in the market; and the significant assumptions used to estimate the fair value of the acquired customer relationships intangible asset included operating costs and margins and discount rate, which are affected by expectations about future market and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness over the Company's controls related to the accounting for the Agro business combination accounting process. For example, we tested controls over the recognition and measurement of the acquired land and buildings, and customer relationships intangible asset, including the Company’s controls over the valuation approach and method selected, and the significant assumptions used in the fair value measurement described above.

To test the fair value of the acquired land and buildings, our audit procedures, which involved the assistance of our valuation specialists, included evaluating the Company's valuation methods and related significant assumptions used as well as testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions used to estimate the concluded fair value of the acquired land and buildings to recent, historical transactions within the industry.

To test the fair value of the acquired customer relationships intangible asset, our audit procedures included evaluating the Company's valuation method and significant assumptions used and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We compared the significant assumptions used by management to current economic trends, where applicable, the historical results of the acquired business, and other relevant factors. We involved our valuation specialists to assist with our evaluation of the valuation method and certain significant assumptions, including the discount rate, used in determining the fair value of the customer relationships intangible asset.

Test of Goodwill for Impairment

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill has been allocated below its carrying amount. The carrying value of the Company’s goodwill balance totaled $1.073 billion as of December 31, 2021.

Auditing management’s annual goodwill impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the reporting units to which goodwill has been allocated. In particular, the estimates of fair value are sensitive to changes in assumptions impacting the net present value of future cash flows attributable to the reporting units, including operating costs and margins, and discount rate, which are affected by expectations about future market and economic conditions.

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

Atlanta, Georgia
March 1, 2022

Americold Realty Trust and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2021	2020
Assets
Property, buildings and equipment:
Land	$807,495	$662,885
Buildings and improvements	4,152,763	4,004,824
Machinery and equipment	1,352,399	1,177,572
Assets under construction	450,153	303,531
	6,762,810	6,148,812
Accumulated depreciation	(1,634,909)	(1,382,298)
Property, buildings and equipment – net	5,127,901	4,766,514

Operating lease right-of-use assets	377,536	291,797
Accumulated depreciation – operating leases	(57,483)	(24,483)
Operating leases – net	320,053	267,314

Financing leases:
Buildings and improvements	13,552	60,513
Machinery and equipment	146,341	109,416
	159,893	169,929
Accumulated depreciation – financing leases	(58,165)	(40,937)
Financing leases – net	101,728	128,992
Cash, cash equivalents and restricted cash	82,958	621,051
Accounts receivable – net of allowance of $18,755 and $12,286 at December 31, 2021 and 2020, respectively	380,014	324,221
Identifiable intangible assets – net	980,966	797,423
Goodwill	1,072,980	794,335
Investments in partially owned entities	37,458	44,907
Other assets	112,139	86,394
Total assets	$8,216,197	$7,831,151
Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$399,314	$—
Accounts payable and accrued expenses	559,412	552,547
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $11,050 and $15,952 in the aggregate, at December 31, 2021 and 2020, respectively	2,443,806	2,648,266
Sale-leaseback financing obligations	178,817	185,060
Financing lease obligations	97,633	125,926
Operating lease obligations	301,765	269,147
Unearned revenue	26,143	19,209
Pension and postretirement benefits	2,843	9,145
Deferred tax liability – net	169,209	220,502
Multiemployer pension plan withdrawal liability	8,179	8,528
Total liabilities	4,187,121	4,038,330
Commitments and contingencies (see Commitments and Contingencies footnote 19 )
Equity
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 500,000,000 and 325,000,000 authorized shares; 268,282,592 and 251,702,603 issued and outstanding at December 31, 2021 and 2020, respectively	2,683	2,517
Paid-in capital	5,171,690	4,687,823
Accumulated deficit and distributions in excess of net earnings	(1,157,888)	(895,521)
Accumulated other comprehensive income (loss)	4,522	(4,379)
Total shareholders’ equity	4,021,007	3,790,440
Noncontrolling interests:
Noncontrolling interests in operating partnership	8,069	2,381
Total equity	4,029,076	3,792,821

Total liabilities and equity	$8,216,197	$7,831,151

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2021	2020	2019
Revenues:
Rent, storage and warehouse services	$2,085,387	$1,549,314	$1,377,217
Third-party managed services	317,311	291,751	252,939
Transportation services	312,092	142,203	144,844
Other	—	4,459	8,705
Total revenues	2,714,790	1,987,727	1,783,705
Operating expenses:
Rent, storage and warehouse services cost of operations	1,498,951	1,028,981	929,626
Third-party managed services cost of operations	303,347	279,523	241,178
Transportation services cost of operations	282,716	123,396	126,777
Cost of operations related to other revenues	109	4,329	7,867
Depreciation and amortization	319,840	215,891	163,348
Selling, general and administrative	182,076	144,738	129,310
Acquisition, litigation and other, net	51,578	36,306	40,614
Impairment of long-lived assets	3,312	8,236	13,485
(Gain) loss from sale of real estate	—	(22,124)	34
Total operating expenses	2,641,929	1,819,276	1,652,239

Operating income	72,861	168,451	131,466

Other (expense) income:
Interest expense	(99,177)	(91,481)	(94,408)
Interest income	841	1,162	6,286
Bridge loan commitment fees	—	(2,438)	(2,665)
Loss on debt extinguishment, modifications and termination of derivative instruments	(5,689)	(9,975)	—
Foreign currency exchange (loss) gain, net	(610)	(45,278)	10
Other income (expense), net	1,900	(2,563)	(1,870)
Loss from partially owned entities	(2,004)	(250)	(111)
Gain from sale of partially owned entities	—	—	4,297
(Loss) income before income tax benefit	(31,878)	17,628	43,005
Income tax benefit:
Current	(7,578)	(6,805)	(5,544)
Deferred	9,147	13,732	10,701
Total income tax benefit	1,569	6,927	5,157

Net (loss) income	$(30,309)	$24,555	$48,162
Net income attributable to noncontrolling interests	146	15	—
Net (loss) income attributable to Americold Realty Trust	$(30,455)	$24,540	$48,162

Weighted average common shares outstanding – basic	259,056	203,255	179,598
Weighted average common shares outstanding – diluted	259,056	206,940	183,950

Net (loss) income per common share of beneficial interest - basic	$(0.12)	$0.11	$0.26
Net (loss) income per common share of beneficial interest - diluted	$(0.12)	$0.11	$0.26

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(30,309)	$24,555	$48,162
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	8,329	1,433	3,269
Change in unrealized net (loss) gain on foreign currency	(6,315)	9,944	(3,388)
Unrealized gain (loss) on cash flow hedge	6,887	(1,630)	(1,492)
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust	8,901	9,747	(1,611)
Other comprehensive income attributable to noncontrolling interests	28	4	—
Total comprehensive (loss) income	$(21,380)	$34,306	$46,551

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Equity
(In thousands, except shares)

	Common Shares of			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)
	Beneficial Interest
	Number of Shares	Par Value	Paid-in Capital
						Total
Balance - December 31, 2018	148,234,959	$1,482	$1,356,133	$(638,345)	$(12,515)	$706,755
Net income	—	—	—	48,162	—	48,162
Other comprehensive loss	—	—	—	—	(1,611)	(1,611)
Distributions on common shares, restricted stock and OP units	—	—	—	(146,590)	—	(146,590)
Share-based compensation expense	—	—	12,822	—	—	12,822
Share-based compensation expense (modification of Restricted Stock Units)	—	—	3,044	—	—	3,044
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	1,502,450	15	3,461	—	—	3,476
Issuance of common shares	42,062,500	421	1,206,627	—	—	1,207,048
Other	—	—	—	(88)	—	(88)
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$1,833,018
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)
				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Common Shares of
	Beneficial Interest		Paid-in Capital
	Number of Shares	Par Value					Total
Balance - December 31, 2019	191,799,909	$1,918	$2,582,087	$(736,861)	$(14,126)	$—	$1,833,018
Net income	—	—	—	24,540	—	15	24,555
Other comprehensive income	—	—	—	—	9,747	4	9,751
Distributions on common shares, restricted stock and OP units	—	—	—	(182,700)	—	(241)	(182,941)
Share-based compensation expense	—	—	15,259	—	—	2,603	17,862
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	574,599	6	286	—	—	—	292
Issuance of common shares	45,161,428	451	1,578,208	—	—	—	1,578,659
Issuance of common shares as consideration in the Agro acquisition	14,166,667	142	511,983	—	—	—	512,125
Cumulative effect of accounting change	—	—	—	(500)	—	—	(500)
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)
				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Common Shares of
	Beneficial Interest		Paid-in Capital
	Number of Shares	Par Value					Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(30,455)	—	146	(30,309)
Other comprehensive income	—	—	—	—	8,901	28	8,929
Measurement period adjustment to record fair value of non-controlling interests in consolidated joint venture from Agro acquisition	—	—	—	—	—	11,600	11,600
Purchase of noncontrolling interest holders share in consolidated joint venture	—	—	—	—	—	(11,600)	(11,600)
Distributions on common shares, restricted stock and OP units	—	—	—	(231,912)	—	(480)	(232,392)
Share-based compensation expense	—	—	17,916	—	—	5,994	23,910
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	969,779	10	(10,294)	—	—	—	(10,284)
Common shares issuance related to employee stock purchase plan	63,260	1	1,919	—	—	—	1,920
Issuance of common shares	15,546,950	155	474,326	—	—	—	474,481
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2021	2020	2019
Operating activities:
Net (loss) income	$(30,309)	$24,555	$48,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	319,840	215,891	163,348
Amortization of deferred financing costs and pension withdrawal liability	4,425	5,147	6,028
Amortization of above/below market leases	2,261	152	151
Loss on debt extinguishment, modification and termination of derivative instruments	5,565	1,995	—
Loss (gain) from foreign exchange	610	45,278	(10)
Loss from investment in partially owned entities	2,004	250	111
Gain from sale of partially owned entities	—	—	(4,297)
Share-based compensation expense	23,931	17,897	12,822
Share-based compensation expense (modification of restricted stock units)	—	—	3,044
Change in deferred taxes	(9,147)	(13,732)	(10,701)
(Gain) loss from sale of real estate	—	(22,124)	34
Loss on other asset disposals	279	2,494	870
Impairment of long-lived assets	3,312	8,236	13,485
Provision for doubtful accounts receivable, net	6,466	5,356	1,218
Changes in operating assets and liabilities:
Accounts receivable	(60,476)	(12,897)	(3,681)
Accounts payable and accrued expenses	17,831	19,471	841
Other	(13,532)	(4,289)	4,764
Net cash provided by operating activities	273,060	293,680	236,189
Investing activities:
Return of investment in joint venture	—	—	2,000
Proceeds from sale of investments in partially owned entities	596	154	14,250
Proceeds from sale of property, buildings and equipment	959	80,193	1,151
Business combinations and deferred consideration paid, net of cash acquired	(741,353)	(1,858,937)	(1,319,905)
Acquisitions of property, buildings and equipment, net of cash acquired	(53,641)	(25,538)	(85,216)
Additions to property, buildings and equipment	(438,190)	(376,817)	(217,214)
Cash paid for investment in joint venture	(7,570)	(26,229)	—
Proceeds from the settlement of net investment hedges, net	—	3,034	—
Proceeds from the settlement of foreign currency forward contract	—	877,365	—
Payment in settlement of foreign currency forward contract	—	(922,350)	—
Net cash used in investing activities	(1,239,199)	(2,249,125)	(1,604,934)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in operating partnership	(227,522)	(167,086)	(135,443)
Purchase of noncontrolling interest holders share in consolidated joint venture	(11,600)	—	—
Proceeds from revolving line of credit	810,985	636,753	100,000
Repayment of revolving line of credit	(405,000)	(627,075)	(100,000)
Proceeds from stock options exercised	6,105	6,748	10,204
Proceeds from employee stock purchase plan	1,920	—	—
Remittance of withholding taxes related to employee share-based transactions	(16,886)	(6,953)	(7,063)
Repayment of sale-leaseback financing obligations	(6,782)	(3,774)	(3,161)
Repayment of financing lease obligations	(32,441)	(19,970)	(13,339)
Payment of debt issuance costs	(3,760)	(10,076)	(2,062)
Repayment of term loans, mortgage notes, and notes payable	(208,011)	(156,750)	(10,392)
Proceeds from senior unsecured notes	—	922,350	350,000
Proceeds from term loans	50,000	177,075	—
Net proceeds from issuance of common shares	474,481	1,578,659	1,206,627
Net cash provided by financing activities	431,489	2,329,901	1,395,371
Net (decrease) increase in cash, cash equivalents, and restricted cash	(534,650)	374,456	26,626
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(3,443)	5,982	(110)
Cash, cash equivalents and restricted cash:
Beginning of period	621,051	240,613	214,097
End of period	$82,958	$621,051	$240,613

Americold Realty Trust and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)
	Years Ended December 31,
	2021	2020	2019
Supplemental disclosures of non-cash investing and financing activities:
Common shares issued as consideration for Agro acquisition	$—	$512,125	$—
Deferred cash consideration for acquisitions	$11,820	$49,710	$—
Addition of property, buildings and equipment on accrual	$52,818	$51,115	$51,335
Addition of fixed assets under financing lease obligations	$24,567	$38,858	$30,416
Addition of fixed assets under operating lease obligations	$50,886	$44,919	$12,492

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$87,720	$82,775	$68,016
Income taxes paid – net of refunds	$10,786	$1,485	$2,207

	As of December 31,	As of December 31,
Allocation of purchase price of property, buildings and equipment to:	2021	2020
Land	$3,933	$3,233
Building and improvements	33,824	15,940
Machinery and equipment	15,884	6,022
Identifiable intangible assets	—	140
Other assets and liabilities, net	—	303
Cash paid for acquisition of property, buildings and equipment	$53,641	$25,638

	As of December 31,	As of December 31,
	2021	2020
Allocation of purchase price to business combinations:
Land	$68,874	$167,989
Buildings and improvements	188,792	1,176,924
Machinery and equipment	72,492	322,652
Assets under construction	373	308
Operating lease right-of-use assets	22,842	268,633
Financing leases	417	—
Cash and cash equivalents	6,878	57,456
Accounts receivable	6,436	96,992
Goodwill	81,949	470,987
Customer relationships	301,460	528,517
Investments in partially owned entities	—	21,638
Other assets	3,998	20,405
Accounts payable and accrued expenses	(12,620)	(97,964)
Sale-leaseback financing obligations	—	(73,075)
Financing lease obligations	(371)	(46,845)
Operating lease obligations	(14,450)	(221,655)
Unearned revenue	(2,807)	(1,068)
Deferred tax liability	(14,961)	(213,666)
Total consideration, including common shares issued and deferred consideration	$709,302	$2,478,228

See accompanying notes to consolidated financial statements.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements

1. Description of the Business
The Company
Americold Realty Trust, together with its subsidiaries (ART, the Company, or we) is a real estate investment trust (REIT) organized under Maryland law. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of December 31, 2021, we operated a global network of 250 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 201 warehouses in North America, 27 in Europe, 19 warehouses in Asia-Pacific, and 3 warehouses in South America.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (the Operating Partnership), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 99% of the common general partnership interests as of December 31, 2021. Americold Realty Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the common general partnership interests as of December 31, 2021. Additionally, the aggregate partnership interests of all other limited partners was less than 0.1% as of December 31, 2021. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust and all of its consolidated subsidiaries, including the Operating Partnership.
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
On March 22, 2021, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 325,000,000 to 500,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares of beneficial interest, $0.01 par value per share; however, none were issued or outstanding as of December 31, 2021 or December 31, 2020.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in North America, Europe, Asia-Pacific, and South America through several wholly-owned taxable REIT subsidiaries (TRSs).
Recent Capital Markets Activity
At the Market (ATM) Equity Program
On May 10, 2021, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM Equity Program (the “2021 ATM Equity Program”). Sales of the Company’s common shares made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. The net proceeds from sales of the Company’s common shares pursuant to the 2021 ATM Equity Program were used for funding acquisitions and development projects. During the year ended December 31, 2021, there were 2,332,846 common shares sold under the 2021 ATM Equity Program under forward sale agreements for gross proceeds of $90.6 million. All of these shares were settled during the year ended December 31, 2021.
On April 16, 2020, the Company entered into an equity distribution program, the “2020 ATM Equity Program”. Under the 2020 ATM Equity Program, the Company could sell, from time to time, up to an aggregate sales price of $500.0 million of common shares. The net proceeds from sales of our common shares pursuant to the 2020 ATM Equity Program were used for general corporate purposes, including funding acquisitions and development projects.
During the year ended December 31, 2020, there were 7,440,532 common shares sold under the 2020 ATM Equity Program, resulting in gross proceeds of $272.6 million. The proceeds were offset by equity issuance costs of $3.0 million. Included in the shares sold under the 2020 ATM Equity Program were forward sale agreements in connection with the 2020 ATM Equity Program to sell 4,346,101 common shares for gross proceeds of $162.2 million. During the year ended December 31, 2020, the Company settled 5,011,428 common shares for gross proceeds of $183.0 million under its ATM equity program. During the year ended December 31, 2021, the Company settled the remaining 2,429,104 of shares sold under the 2020 ATM Equity Program subject to forward sales agreements for gross proceeds of $86.6 million. As of December 31, 2021, there were no forward shares outstanding under the 2020 ATM Equity Program. The 2020 ATM Equity Program was terminated at the time the 2021 ATM Equity Program was entered into.

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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

October 2020 Follow-On Public Offering

On October 13, 2020, the Company completed an underwritten registered public offering pursuant to forward sale agreements in which the forward purchasers borrowed and sold to the underwriters in the public offering 31,900,000 common shares, as well as an option for the underwriters to purchase 4,785,000 additional common shares. The initial forward sale price was $36.67 per share, which is the public offering price per share, less the underwriting discount per share. On November 9, 2020, the underwriters exercised in full its option to purchase the additional 4,785,000 common shares. The initial forward for 31,900,000 common shares was settled on December 29, 2020, and the proceeds were used to fund the cash portion of the Agro Merchants Group (“Agro”) acquisition, which closed on December 30, 2020. The 4,785,000 forward shares were settled during the year ended December 31, 2021.

Other Equity Forward Activity

During the year ended December 31, 2021, the Company settled its forward sale agreement of 6,000,000 shares for net proceeds of $128.5 million, originally issued in connection with its September 2018 underwritten equity offering.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated.
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

Significant Risks and Uncertainties
The COVID-19 pandemic has caused, and is likely to continue to cause severe economic, market and other disruptions worldwide, which could lead to future material impairments of our assets, increases in our allowance for credit losses and changes in judgments in determining the fair value of our assets. Conditions in the bank lending, capital and other financial markets may deteriorate, and our access to capital and other sources of funding may become constrained or more costly, which could materially and adversely affect the availability and terms of future borrowings, renewals, re-financings and other capital raises.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company is closely monitoring the impact of the ongoing COVID-19 pandemic and any variants on all aspects of its business in all geographies, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during 2020 from the COVID-19 pandemic, the year ended December 31, 2021 was negatively impacted by COVID-19 related disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting availability and cost; and (iv) the overall impact of inflation on the cost to provide our services. We expect that end-consumer demand for food will remain consistent over the long-term with historic levels overall but varying between retail and food service sectors. The consistent end consumer demand has driven down holdings in our facilities as it remains steady and production has remained challenged since the onset of the pandemic. We expect it will continue to do so until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time in order to rebuild inventory in the supply chain. However, uncertainty still surrounds the impact of the pandemic and recovery ultimately depends on many factors. COVID-19 disruptions in certain markets where we or our customers operate continue to impact the food supply chain and our business. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. As the Company continues to protect its employees from the spread of COVID-19, it is incurring elevated labor related costs and incremental health and safety supplies costs relative to its pre-pandemic experience. We continue to expect to see inflationary impacts in the cost of providing our services, but anticipate that these will be partially mitigated through price increases that have either taken effect or are expected to take effect in the near future. The Company is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
Property, Buildings and Equipment
Property, buildings and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 40 to 43 years for buildings, 5 to 20 years for building and land improvements, and 3 to 15 years for machinery and equipment. For the years ended December 31, 2021, 2020 and 2019, the Company recorded depreciation expense of $284.6 million, $198.8 million and $153.9 million, respectively. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in “Other income (expense), net” on the accompanying Consolidated Statements of Operations. Gains or losses from the sale of real estate assets are reported in the accompanying Consolidated Statement of Operations as a component of operating expenses.
Costs incurred to develop software for internal use and purchased software are capitalized and included in “Machinery and equipment” on the accompanying Consolidated Balance Sheets. Capitalized software is amortized over the estimated life of the software which ranges from 3 to 10 years. Amortization of previously

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

capitalized amounts was $6.3 million, $7.3 million and $6.4 million for 2021, 2020 and 2019, respectively, and is included in “Depreciation and amortization” on the accompanying Consolidated Statements of Operations.
Activity in real estate facilities during the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
	(In thousands)
Operating facilities, at cost:
Beginning balance	$5,706,760	$3,729,589
Capital expenditures	304,886	346,027
Acquisitions	383,600	1,662,650
Purchase price allocation adjustments	(198,541)	—
Disposition	(3,691)	(62,225)
Impairment	(1,700)	(2,153)
Conversion of leased assets to owned	—	7,956
Impact of foreign exchange rate changes	(56,612)	24,916
Ending balance	6,134,702	5,706,760
Accumulated depreciation:
Beginning balance	(1,080,922)	(936,422)
Depreciation expense	(201,497)	(146,237)
Dispositions	1,259	8,731
Impact of foreign exchange rate changes	3,986	(6,994)
Ending balance	(1,277,174)	(1,080,922)
Total real estate facilities	$4,857,528	$4,625,838

Non-real estate assets	372,101	269,668
Total property, buildings and equipment and finance leases, net	$5,229,629	$4,895,506
The total real estate facilities amounts in the table above include $157.4 million and $165.2 million of assets under sale-leaseback agreements accounted for as a financing lease as of December 31, 2021 and 2020, respectively. The Company does not hold title in these assets under sale-leaseback agreements.
The description of our acquisitions during 2021 and 2020 are described in detail within Note 3. Additionally, please refer to the section below titled ‘Impairment of Long-Lived Assets’ for discussion of impairment recorded during 2021 and 2020.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company made significant investments in various expansion and development projects during 2021 and 2020. During the first quarter of 2020, the Company commenced operations in a public facility in Columbus, OH which was acquired as part of the Cloverleaf acquisition, which cost approximately $7.0 million to construct. In addition, the Company commenced operations in a distribution facility in Savannah, GA, which was built on land that was acquired as part of the PortFresh acquisition, and cost approximately $69.5 million to construct. During the second quarter of 2020, the Company broke ground on two fully-automated build-to-suit warehouses in Lancaster, PA and Plainville, CT. During 2021 and 2020, the Company invested $57.2 million and $73.3 million in the Lancaster facility, respectively. During 2021 and 2020, the Company invested $54.0 million and $74.8 million in the Plainville facility, respectively. During 2020, the Company commenced construction on its Auckland, New Zealand expansion. During 2021 and 2020, the Company invested $20.4 million and $22.0 million in the Auckland facility, respectively, and it was completed during the second quarter of 2021. Additionally, during 2021 the Company invested $4.5 million and completed its Lurgan, Northern Ireland expansion. During the fourth quarter of 2020, the Company announced two additional expansion projects in Russellville, Arkansas and Calgary, Canada. During 2021 and 2020, the Company invested $37.5 million and $11.7 million in the Russellville facility, respectively, and its expected completion is during the fourth quarter of 2022. During 2021 and 2020, the Company invested $9.5 million and $1.5 million in the Calgary facility, respectively, and it was completed during the third quarter of 2021. During 2021, the Company continued to progress on its Dublin, Ireland development and invested $13.5 million during 2021 and $3.0 million during 2020. During the second quarter of 2021, the Company broke ground on its Dunkirk, NY development and its Atlanta Major Market Strategy Phase 2 project, investing $24.0 million and $21.0 million, respectively, through December 31, 2021. During the fourth quarter of 2021, the Company broke ground on its Barcelona, Italy development and has invested $3.3 million through December 31, 2021.
During the year ended December 31, 2020, the Company sold its Boston facility for a gain of $20.1 million, recorded to “Gain on sale of real estate” in the accompanying Consolidated Statement of Operations, and primarily related to “Buildings and improvements” on its Consolidated Balance Sheet.
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
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. ROU assets are subsequently measured at the value of the remeasured lease liability, adjusted for the remaining balance of the following, as applicable: lease incentives, cumulative prepaid or accrued rent and unamortized initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Depreciation expense on assets acquired under financing leases is included in “Depreciation and amortization” on the

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

accompanying Consolidated Statements of Operations. Amortization of leased assets classified as ROU assets are included within cost of operations for the respective segment the asset pertains to, or within “Selling, general and administrative” for corporate assets on the accompanying Consolidated Statements of Operations. As with other long-lived assets, ROU assets are reviewed for impairment when events or change in circumstances indicate the carrying value may not be recoverable.
Operating leases are included in “Operating lease right-of-use assets”, “Accounts payable and accrued expenses” and “Operating lease obligations” on our Consolidated Balance Sheets. Financing lease assets are included in “Financing leases-net”, “Accounts payable and accrued expenses” and “Financing lease obligations” on our Consolidated Balance Sheets.
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
For the years ended December 31, 2021, 2020 and 2019, the Company recorded charges of $3.3 million, $8.2 million and $13.5 million, respectively, as “Impairment of long-lived assets” on the accompanying Consolidated Statements of Operations. For the year ended December 31, 2021, the Company recorded impairment charges

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

totaling $3.3 million, which included an impairment charge of $1.7 million within the Warehouse segment and recorded to “Assets under construction” and a charge of $1.6 million for certain software costs that were determined no longer usable and which were recorded to “Other assets”. During 2020, the Company recognized an impairment charge of $3.7 million of Other segment assets related to the sale of the quarry completed on July 1, 2020, which resulted in a write-off of primarily “Land” on the accompanying Consolidated Balance Sheets. Additionally, the Company recognized an impairment charge of $2.1 million of Managed segment assets related to the exit of two Canadian facilities; the write-off was primarily related to “Machinery and equipment” on the accompanying Consolidated Balance Sheets. During the fourth quarter of 2020, the Company recognized an aggregate impairment charge of $2.2 million of Warehouse segment assets and the write-off primarily related to “Assets under construction” on the accompanying Consolidated Balance Sheets. During the year ended December 31, 2019, the Company recorded impairment charges of $13.5 million, of which $12.6 million was related to Warehouse segment assets, and $0.9 million was related to Transportation segment assets.
Capitalization of Costs
Project costs that are clearly associated with the development of properties are capitalized as incurred. Project costs include all costs directly associated with the development of a property, including construction costs, insurance, property taxes, interest, and costs of personnel working on the project. Costs that do not clearly relate to the projects under development are not capitalized and are charged to expense as incurred.
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
During each of the years ended 2021, 2020 and 2019, we capitalized interest of approximately $11.6 million, $4.0 million, and $3.3 million, respectively. During the years ended 2021, 2020 and 2019, we capitalized amounts relating to compensation and travel expense of associates direct and incremental to development of properties of approximately $2.8 million, $0.9 million, and $0.5 million, respectively. During 2021, we capitalized $0.7 million of costs for insurance and property taxes. These costs were immaterial in 2020 and 2019.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Whether the acquired business is being accounted for as a business combination or an asset acquisition, the determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques. Significant judgment is involved specifically in determining the estimated fair value of the acquired land and buildings and intangible assets. For intangible assets, we typically use the excess earnings method. Significant estimates that are more subjective and complex include the discount rate and operating margin. Significant estimates, although not necessarily highly subjective or complex, used in valuing intangible assets acquired in a business combination include, but are not limited to, revenue growth rates, customer attrition rates, operating costs, capital expenditures, tax rates and long-term growth rates. For buildings, we used a combination of methods including the cost approach to value buildings and the sales comparison approach to value the underlying land. Significant estimates used in valuing buildings and improvements acquired in a business combination include, but are not limited to estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market. Significant estimates use in valuing the land include but are not limited to estimating the price per acre of comparable market transactions.
Asset Acquisitions
On November 12, 2021, the Company acquired a warehouse in Denver for $53.6 million.The cost incurred in connection with this asset acquisition was allocated primarily to property, buildings and equipment.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash on hand, demand deposits, and short-term liquid investments purchased with original maturities of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of change in value. As of December 31, 2021 and 2020, the Company held $44.9 million and $88.6 million, respectively, of cash and cash equivalents in bank accounts of its foreign subsidiaries. Restricted cash relates to cash on deposit and cash restricted for the payment of certain property repairs or obligations related to warehouse properties collateralized by mortgage notes, cash on deposit for certain workers’ compensation programs and cash collateralization of certain outstanding letters of credit, and payment of costs to administer and service the New Market Tax Credit (“NMTC”) entity.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. The Company periodically evaluates the collectability of amounts due from customers and maintains an allowance for doubtful accounts for estimated amounts

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

uncollectable from customers. Management exercises judgment in establishing these allowances and considers the balance outstanding, payment history, and current credit status in developing these estimates. Specific accounts are written off against the allowance when management determines the account is uncollectable.
The following table provides a summary of activity of the allowance for doubtful accounts (in thousands):

	Balance at beginning of year	Charged to expense/against revenue	Amounts written off, net of recoveries	Balance at end of year
Year ended December 31, 2019	$5,706	3,608	(2,387)	$6,927
Year ended December 31, 2020	$6,927	7,161	(1,802)	$12,286
Year ended December 31, 2021	$12,286	7,186	(717)	$18,755
The Company records interest on delinquent billings within “Interest income” in the accompanying Consolidated Statements of Operations when collected.
Identifiable Intangibles Assets
Identifiable intangibles consist of a trade name and customer relationships.
Indefinite-Lived Asset
The trade name asset, with a carrying amount of $15.1 million as of December 31, 2021 and 2020, relates to “Americold” and has an indefinite life; thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2021, 2020 and 2019.
Finite-Lived Assets
Customer relationship assets are the Company’s largest finite-lived assets and are amortized over 18 to 40 years using a straight-line or accelerated amortization method dependent on the estimated benefits, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Customer relationship amortization expense for the years ended December 31, 2021, 2020 and 2019 was $34.2 million, $15.3 million and $7.9 million, respectively. The weighted-average remaining life of the customer relationship assets is 28 years as of December 31, 2021. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2021, 2020 and 2019.
Leasehold Interests - Below Market Leases, Above Market Leases and In-place Lease
In reference to certain temperature-controlled warehouses where the Company is the lessee in an acquired business, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date. In reference to certain temperature-controlled warehouses where the Company has a tenant lease assigned through an acquisition, the resulting intangible asset is amortized over the remaining term of the tenant lease and recorded to amortization expense. There were no impairments to leasehold interests for the years ended December 31, 2021, 2020 or 2019.

Americold Realty Trust and Subsidiaries
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
Goodwill
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The Company estimates the fair value of its reporting units based upon a combination of the net present value of future cash flows and a market-based approach. Future cash flows are estimated based upon certain economic assumptions. The estimates of future cash flows are subject, but not limited to the following assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates, which are affected by expectations about future market and economic conditions. The assumptions are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If a reporting unit’s carrying amount exceeds its fair value, an impairment charge would be recorded for the difference in the fair value and carrying value. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2021, our reporting units included the following: North America warehouse, North America transportation, North America managed, Europe warehouse, Europe transportation, Asia-Pacific warehouse, Asia-Pacific transportation, Asia-Pacific managed and South America warehouse. There were no goodwill impairment charges for the years ended December 31, 2021, 2020 and 2019.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Other Revenue
Other revenue primarily includes the sale of limestone produced by the Company’s quarry business. Revenues from the sale of limestone are recognized upon delivery to customers. We do not view the operation of the quarry as an integral part of our business, and as a result this business segment was sold on July 1, 2020.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its shareholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its shareholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2021, 2020 and 2019. For all periods presented, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2021, 2020 and 2019, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), and for the Company’s foreign entities. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it has no undistributed E&P as of December 31, 2021. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.
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
The Company has elected TRS status for certain wholly-owned subsidiaries. This allows the Company to provide services at those consolidated subsidiaries that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not grant REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, the Company recognizes income tax expense for the U.S. federal and state income taxes incurred by the TRSs, taxes incurred in certain U.S. states and foreign jurisdictions, and interest and penalties associated with unrecognized tax benefit liabilities, as applicable.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The unremitted earnings and basis of certain foreign subsidiaries are indefinitely reinvested, except principally in Canada and Hong Kong. The Company changed its assertion for its Canadian subsidiaries in 2018 to begin repatriating its unremitted earnings to the U.S. starting in 2018. The Company is liquidating its Hong Kong subsidiaries and is no longer asserting permanent reinvestment there. The liquidation will not result in recognition of deferred taxes. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would be subject to additional income taxes which could result in a higher effective tax rate. With respect to the foreign subsidiaries owned directly or indirectly by the REIT or Operating Partnership, any unremitted earnings would not be subject to additional U.S. income tax because the REIT would distribute 100% of such earnings or would receive a participation exemption.
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
Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of foreign currency gain or loss, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to “Accumulated other comprehensive income (loss)”. Refer to Note 10 for further details. Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are is recorded in “Change in unrealized net gain on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income if a repayment of these loans is not anticipated.
Certain foreign denominated debt instruments have been designated as a hedge of our net investment in the international subsidiaries which were funded. The remeasurement of these instruments is recorded in “Change in unrealized net gain on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income. Refer to Note 10 for further details.
Recently Adopted Accounting Standards
Defined Benefit Plans
Effective January 1, 2021, we adopted ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, on a retrospective basis. This update amends ASC 715 to remove disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant to defined benefit pension and other postretirement plans. The ASU’s changes related to disclosures are part of the FASB’s disclosure framework project. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
Simplifying the Accounting for Income Taxes

Effective January 1, 2021, we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

improve consistent application. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
Investments - equity securities; Investments—Equity Method and Joint Ventures; Derivatives and Hedging
Effective January 1, 2021, we adopted ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the interaction between the accounting for investments in equity securities, equity method investments and certain derivatives instruments. The ASU is expected to reduce diversity in practice and increase comparability of the accounting for these interactions. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
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

3. Business Combinations
Acquisitions Completed During 2021
Acquisition of Liberty Freezers
The Company completed the acquisition of Liberty Freezers located in Canada on March 1, 2021 for total consideration of C$56.8 million, or $44.9 million, including cash received of C$1.7 million, or $1.3 million based on the exchange rate between the CAD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $3.2 million of land, $13.9 million of buildings and improvements, $3.7 million of machinery and equipment, $17.3 million of goodwill, $3.6 million of a customer relationship intangible asset, $21.2 million of operating lease right-of-use assets adjusted to reflect the favorable terms of the leases assumed at acquisition when compared with market terms, and $5.8 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Canadian market and leveraging integration experience to drive synergies.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The acquisition was completed through the acquisition of stock in Canada; as a result, no tax basis in goodwill exists for Canadian tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill for Canadian tax purposes. Deductible goodwill exists for U.S. federal income tax purposes and will be available to reduce taxable income at the REIT, including any Global Intangible Low-Taxed Income (“GILTI”) inclusion associated with the foreign TRS in Canada. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The estimates and assumptions related to Property, buildings and equipment, Operating lease right-of-use assets and related obligations and Customer relationships were finalized during the year ended December 31, 2021. The financial results of the acquired operations have been included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805, Business Combinations.
Acquisition of KMT Brrr!
The Company completed the acquisition of KMT Brrr! located in New Jersey on May 5, 2021 for total consideration of $70.8 million, including cash received of $0.5 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $8.4 million of land, $46.7 million of buildings and improvements, $11.5 million of machinery and equipment, $2.0 million of goodwill, and $1.1 million of a customer relationship intangible asset, which are primarily allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market and leveraging integration experience to drive synergies.
The KMT Brrr! acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for deductible goodwill since the book basis of goodwill was equal to the tax basis of goodwill in this acquisition. Tax deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The preliminary acquisition accounting is based upon the Company’s estimates of fair value. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations have been included in the Warehouse and Transportation segments since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of Bowman Stores
The Company completed the acquisition of Bowman Stores located in England on May 28, 2021 for total

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

consideration of £75.0 million, or $106.4 million, including cash received of £2.4 million, or $3.4 million based on the exchange rate between the Pound Sterling and USD on the closing date of the transaction. The purchase price included deferred consideration of £8.3 million, or $11.8 million, which will be paid within 18 months from the date of acquisition. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $5.9 million of land, $32.8 million of buildings and improvements, $17.8 million of machinery and equipment, $32.2 million of goodwill, $25.3 million of a customer relationship intangible asset, and $10.7 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the European market and leveraging integration experience to drive synergies.
The Bowman acquisition was completed through the acquisition of stock in the UK; as a result, no additional step-up in tax basis in goodwill in the UK was created aside from the inherited carryover tax basis that existed prior to the acquisition. The Company’s US deemed asset election under IRC section 338 will reduce the US income taxability of future foreign profits under the GILTI regime. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. During the year ended December 31, 2021, the Company finalized the estimates and assumptions for the Property, buildings and equipment. The remaining estimates and assumptions pertaining to Customer relationships are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations have been included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of ColdCo
The Company completed the acquisition of the assets of the ColdCo Companies located in Missouri and Nevada, on August 2, 2021 for total consideration of $20.7 million, including cash received of $0.3 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $2.4 million of land, $9.7 million of buildings and improvements, $3.0 million of machinery and equipment, $2.9 million of goodwill, and $2.5 million of a customer relationship intangible asset, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 25 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including entry into the direct-to-consumer, e-fulfillment market and leveraging integration experience to drive synergies.
The ColdCo acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for deductible goodwill since book goodwill was equal to tax goodwill in this acquisition. Tax deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. During the year ended December 31, 2021, the Company finalized the estimates and assumptions for the Property, buildings and equipment. The remaining estimates and assumptions pertaining to Customer relationships are subject to change during the measurement period, not to exceed one year from the

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

acquisition date. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations have been included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of Newark Facility Management
The Company completed the acquisition of Newark Facility Management located in New Jersey, on September 1, 2021 for total consideration of $391.4 million, including cash received of $1.0 million. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $30.4 million of land, $53.2 million of buildings and improvements, $24.9 million of machinery and equipment, $18.1 million of goodwill, and $269.0 million of a customer relationship intangible asset, all of which are allocated to the Warehouse segment. The customer relationship asset has been preliminarily assigned a useful life of 40 years and is being amortized on a straight-line basis. The goodwill recorded is primarily attributable to the Company’s ability to deepen existing customer relationships, provide growth in the the northeast market and leveraging integration experience to drive synergies.
The Newark Facility Management acquisition was completed through the acquisition of all of the membership interests of certain limited liability companies. The acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill since the book basis of goodwill was equal to the tax basis of goodwill in this acquisition. Tax deductible goodwill will be available to reduce taxable income at both the REIT and potentially the domestic TRS. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations have been included in the Warehouse segment since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisition of Lago Cold Stores
The Company completed the acquisition of Australia-based Lago Cold Stores on November 15, 2021 for total cash consideration of approximately A$102.2 million or $75.1 million USD based upon the exchange rate between the AUD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included $18.5 million of land, $32.5 million of buildings and improvements, $11.5 million of machinery and equipment, $9.4 million of goodwill, and $1.5 million of deferred tax asset, which are primarily allocated to the Warehouse segment. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the Australian market and leveraging integration experience to drive synergies.
The Lago Cold Stores acquisition was completed through the acquisition of substantially all of the assets from the seller and the acquisition allowed goodwill recorded to be deductible for federal income tax purposes. Deferred

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

taxes may not be recorded for deductible goodwill unless the tax basis exceeds the book basis; therefore, the Company recorded no deferred taxes for tax deductible goodwill since the book basis of goodwill was greater than the tax basis of goodwill in this acquisition. Deductible goodwill will be available to reduce taxable income at both the REIT and its domestic TRS. The estimated fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management. The estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The financial results of the acquired operations have been included in the Warehouse and Transportation segments since the date of the acquisition. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed. We will continue to evaluate these items until they are satisfactorily resolved and adjust our acquisition accounting accordingly, within the allowable measurement period (not to exceed one year from the date of acquisition), as defined by ASC 805.
Acquisitions Completed During 2020
Acquisition of Nova Cold
The Company completed the acquisition of privately-held Nova Cold on January 2, 2020 for total cash consideration of approximately C$338.7 million, including cash received of C$1.3 million, or $260.6 million USD including cash received of $1.0 million based upon the exchange rate between the CAD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included $34.8 million of land, $106.1 million of buildings and improvements, $30.6 million of machinery and equipment, $64.6 million of goodwill, $53.9 million of a customer relationship intangible asset and $33.0 million of deferred tax liabilities, all of which are allocated to the Warehouse segment. The customer relationship asset has been assigned a useful life of 25 years and is being amortized on a straight-line basis. The acquisition accounting was finalized during the year ended December 31, 2020. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.
Acquisition of Newport
The Company completed the acquisition of privately-held Newport on January 2, 2020 for total cash consideration of $57.7 million, including cash received of $1.0 million. The acquisition accounting related to the consideration transferred primarily included $30.2 million of property, buildings and equipment, $18.7 million of a customer relationship asset and $7.1 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been assigned a useful life of 25 years and is being amortized on a straight-line basis. The acquisition accounting was finalized during the year ended December 31, 2020. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.
Acquisition of AM-C Warehouses
The Company completed the acquisition of privately-held AM-C Warehouses on August 31, 2020 for total cash consideration of $82.7 million. The acquisition accounting related to the consideration transferred primarily included $53.2 million of property, buildings and equipment, $19.7 million of a customer relationship asset and $10.7 million of goodwill, each of which are allocated to the Warehouse segment. The customer relationship intangible asset has been assigned a useful life of 25 years and is being amortized on a straight-line basis. The acquisition accounting was finalized during the year ended December 31, 2021. The adjustments recorded during the measurement period did not have a significant impact on our Consolidated Financial Statements for the year

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

ended December 31, 2021. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.
Acquisition of Hall’s Warehouses
The Company completed the acquisition of Hall’s Warehouses on November 2, 2020 for total cash consideration of $489.2 million, including cash received of $7.6 million. A summary of the final fair values of the assets acquired and liabilities assumed, as well as the measurement period adjustments is as follows (in thousands):

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Final Amounts Recognized as of the Acquisition Date
Assets
Land	$29,352	$3,208	$32,560
Buildings and improvements	239,708	(84,899)	154,809
Machinery and equipment	63,596	(40,777)	22,819
Assets under construction	—	41	41
Operating lease right-of-use assets	26,400	739	27,139
Cash and cash equivalents	7,894	(312)	7,582
Accounts receivable	11,894	—	11,894
Goodwill	42,737	130,746	173,483
Acquired identifiable intangibles:
Customer relationships	102,732	1,268	104,000
Other assets	303	—	303
Total assets	524,616	10,014	534,630
Liabilities		—
Accounts payable and accrued expenses	4,006	2,159	6,165
Operating lease obligations	26,400	(661)	25,739
Unearned revenue	—	1,625	1,625
Deferred tax liability	5,012	6,891	11,903
Total liabilities	35,418	10,014	45,432
Total consideration for the Hall’s acquisition	$489,198	$—	$489,198
The acquisition accounting is based upon the Company’s estimates of fair value. The measurement period adjustments were primarily due to refinements to third party appraisals and refinements in carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on, among other things, adjustments to deferred tax liabilities. The measurement period ended on November 2, 2021, one year after the Hall’s acquisition. The total long-lived assets allocated to the Warehouse and Transportation segments were $229.8 million and $7.6 million, respectively.
The customer relationship intangible asset has been assigned a useful life of 25 years and will be amortized on a straight-line basis. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including the expanded presence in the New Jersey market. We have included the financial results of the acquired operations in our Warehouse and Transportation segments since the date of the acquisition. This transaction allowed us to grow our market share with key customers while diversifying our overall customer base. All of the

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

acquired facilities are located within 15 miles of each other and 30 miles of Newark Port. The Hall’s acquisition was completed through the acquisition of the outstanding stock of certain Hall’s entities and the direct purchase of real estate assets from the sellers. The acquisition allowed a portion of the goodwill recorded to be deductible for federal income tax purposes. Deductible goodwill will be available to reduce taxable income at both the REIT and potentially the domestic TRS.
Acquisition of Agro

The Company completed the acquisition of Agro on December 30, 2020 for total consideration of $1.59 billion, including cash received of $46.8 million. This was comprised of cash consideration totaling $1.08 billion, of which $49.7 million was deferred, and the issuance of 14,166,667 common shares of beneficial interest to the seller, with a fair value of $512.1 million based upon the closing share price on December 29, 2020 of $36.15. The deferred consideration was paid during the fourth quarter of 2021. A summary of the final fair values of the assets acquired and liabilities assumed, as well as the measurement period adjustments, is as follows (in thousands):

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustments	Final Amounts Recognized as of the Acquisition Date
Assets
Land	$95,286	$72,306	$167,592
Buildings and improvements	778,170	(140,652)	637,518
Machinery and equipment	206,453	22,604	229,057
Assets under construction	—	14,099	14,099
Operating lease right-of-use assets	191,229	11,899	203,128
Financing lease asset	46,845	(16,384)	30,461
Cash and cash equivalents	47,534	(746)	46,788
Accounts receivable	78,423	(910)	77,513
Goodwill	346,673	71,199	417,872
Acquired identifiable intangibles:
Customer relationships	333,501	(71,241)	262,260
Investment in partially owned entities	21,638	(10,539)	11,099
Other assets	20,038	6,575	26,613
Total assets	2,165,790	(41,790)	2,124,000
Liabilities
Accounts payable and accrued expenses	86,467	25,887	112,354
Operating lease obligations	191,229	1,965	193,194
Financing lease obligations	46,845	(16,384)	30,461
Sale-leaseback obligations	73,075	—	73,075
Unearned revenue	4,393	706	5,099
Deferred tax liability	175,719	(55,152)	120,567
Total liabilities	577,728	(42,978)	534,750
Total consideration for the Agro acquisition	$1,588,062	$1,188	$1,589,250

The measurement period adjustments were primarily due to refinements to third party appraisals and refinements in carrying amounts of certain assets and liabilities, as well as adjustments to certain tax accounts based on,

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

among other things, adjustments to deferred tax liabilities. The measurement period ended on December 30, 2021, one year after the Agro acquisition. The total long-lived assets allocated to the Warehouse and Transportation segments were $1.3 billion and $7.8 million, respectively.

As shown above, the Company recorded approximately $417.9 million of goodwill related to the Agro Acquisition. There are several strategic benefits of the acquisition. It allows the Company to establish a strategic footprint in Europe, which enhances its ability to serve their multinational customers on a global scale. It also adds depth to the existing networks in North America, Australia and South America. Additionally, the portfolio comes with significant growth opportunities through potential future acquisitions, given Europe's fragmented temperature-controlled storage industry. These factors contributed to the goodwill that was recorded upon consummation of the transaction. The Agro Acquisition was completed through the acquisition of stock of various Agro entities in the U.S. and foreign jurisdictions; as a result, no tax basis exists in each of these jurisdictions for tax purposes, except for minimal tax basis that existed prior to the acquisition. The Company’s deemed asset elections for the foreign operations under IRC section 338 will reduce the US income taxability of future foreign profits under the Global Intangible Low-Taxed Income (“GILTI”) regime.

Also shown above, in connection with the Agro Acquisition the Company recorded an intangible asset of approximately $262.3 million for customer relationships which has been assigned a useful life of 25 years and is being amortized on a straight-line basis. Based on the discussion under goodwill above, the Agro Acquisition resulted in federal income tax deductibility for a minimal portion of the intangible assets. The deductible intangible assets will be available to reduce taxable income of the REIT and reduce any GILTI inclusion in the US associated with foreign entities acquired.
The Agro acquisition included an assumption of the 65% majority ownership of Frigorifico, a joint venture in Chile. On June 1, 2021, the Company purchased the remaining 35% minority shareholders portion of Frigorifico for $11.6 million.
Pro Forma Consolidated Results (Unaudited)
The following table presents the unaudited pro forma financial results as if the 2020 acquisition of Agro and 2019 acquisition of Cloverleaf had occurred on January 1, 2019. The pro forma adjustments primarily relate to acquisition expenses, depreciation expense on acquired assets, amortization of acquired intangibles, and estimated interest expense related to financing transactions, the proceeds of which were used to fund the acquisitions of Cloverleaf and Agro.
The accompanying unaudited pro forma consolidated financial statements exclude the results of the AM-C, Bowman Stores, ColdCo, Halls, KMT Brrr!, Lago Cold Stores, Liberty Freezers and Newark Facility Management acquisitions, which were deemed immaterial individually and in the aggregate based on quantitative and qualitative considerations. Additionally, the Company has not presented pro forma combined results of operations for the acquisitions of Nova Cold and Newport, because the results of operations as reported in the accompanying Condensed Consolidated Statements of Operations would not have been materially different. These statements are provided for illustrative purposes only and do not purport to represent what the actual Consolidated Statements of Operations of the Company would have been had the Agro and Cloverleaf acquisitions occurred on the dates assumed, nor are they necessarily indicative of what the results of operations would be for any future periods.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pro forma (unaudited)
(in thousands, except per share data)
	Year Ended December 31,
	2020	2019
Total revenue	$2,517,351	$2,380,458
Net income attributable to Americold Realty Trust	$8,831	$79,671
Net income per share, diluted(1)(2)	$0.04	$0.33
(1)Pro forma net income available to common shareholders was adjusted to exclude $22.7 million of acquisition related costs incurred by the Company in connection with the Agro Acquisition during the year ended December 31, 2020, and to include these charges in pro forma net income for the year ended December 31, 2019. Pro forma net income available to common shareholders was adjusted to exclude $36.8 million of acquisition related costs incurred by Agro in connection with the Agro Acquisition during the year ended December 31, 2020. Pro forma net income available to common shareholders was adjusted to exclude $26.6 million of acquisition related costs incurred by the Company in connection with the Cloverleaf Acquisition during the year ended December 31, 2019.
(2)Adjusted to give effect of the issuance of 46.1 million common shares in connection with the Agro Acquisition and 42.1 million common shares in connection with the Cloverleaf Acquisition.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

4. Investments in Partially Owned Entities
As of December 31, 2021, our investments in partially owned entities accounted for under the equity method of accounting presented in our Consolidated Balance Sheets consists of the following (in thousands):

Joint Venture	Location	% Ownership	December 31, 2021
Superfrio	Brazil	14.99%	$26,832
Comfrio	Brazil	22.12%	$10,626
Superfrio Joint Venture
SuperFrio is a Brazilian-based company that provides temperature-controlled storage and logistics services including storage, warehouse services, and transportation.
During the first quarter of 2020, the Company purchased a 14.99% equity interest in a joint venture with Superfrio Armazéns Gerais S.A. (“SuperFrio”) for Brazil reals of R$117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in the joint venture.
During 2021, the Company contributed an aggregate R$38.1 million (or $7.0 million USD) in capital to the SuperFrio joint venture. The capital calls from SuperFrio were issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remains unchanged. The debt of the unconsolidated joint venture is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.
Comfrio Joint Venture
As a result of the Agro acquisition which closed on December 30, 2020, the Company acquired Agro’s 22.12% share of ownership in Agrofundo Brazil II Fundode Investimento em Participações (“FIP”) or the “Comfrio” joint venture. The FIP owns all the issued and outstanding shares of common stock of Agro Improvement Participações S.A. (“Agro Improvement”), a sociedade anônima, duly organized and existing under the laws of Brazil. The Company has a call right that enables it to purchase all the issued and outstanding shares of Agro Improvement starting on January 1, 2019 through January 7, 2023. The FIP has a put right that requires the Company when exercised to purchase from it all the issued and outstanding shares of Agro Improvement starting on July 1, 2019 through January 7, 2023. On September 29, 2021, the FIP exercised its put right. The parties are in dispute over the value of the put which ranges from $14.0 million to $77.0 million, and therefore have entered into binding arbitration over the matter. In addition, there may be an additional interest charge on the ultimate purchase price.

The debt of the unconsolidated joint venture is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

5. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Warehouse	Third-party managed	Transportation	Unallocated Acquisitions	Total
	(In thousands)
December 31, 2018	$170,896	$2,890	$12,309	—	$186,095
Goodwill acquired	130,919	—	1,452	—
Impact of foreign currency translation	9	(8)	16	—	17
December 31, 2019	301,824	2,882	13,777	—	318,483
Goodwill acquired	116,275	—	8,546	346,673	471,494
Purchase price allocation adjustments	1,115	—	—	—	1,115
Impact of foreign currency translation	2,513	379	351	—	3,243
December 31, 2020	421,727	3,261	22,674	346,673	794,335
Goodwill acquired	92,849	—	700	—	93,549
Purchase price allocation adjustments	541,872	—	6,746	(346,673)	201,945
Impact of foreign currency translation	(16,333)	(50)	(466)	—	(16,849)
December 31, 2021	$1,040,115	$3,211	$29,654	$—	$1,072,980
The goodwill acquired in 2020 related to the AM-C, Newport and Nova Cold acquisitions and was allocated to the Warehouse segment. The goodwill resulting from the Hall’s and Agro acquisitions in 2020 was allocated between the Warehouse and Transportation segments during 2021 as the acquired assets had not yet been assigned to the respective segments as of December 31, 2020 given the short period of time between the acquisition dates and year-end. The goodwill acquired in 2021 related to the Bowman Stores, ColdCo, Lago Cold Stores, Liberty Freezers and Newark Facility Management acquisitions was allocated to the Warehouse segment. The goodwill acquired in 2021 related to the KMT Brrr! acquisition was allocated between the Warehouse and Transportation segments. Refer to Note 3 for additional information.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Intangible assets subject to amortization as of December 31, 2021 and 2020 are as follows:

	Customer relationships	Above-market leases	In-place lease	Below-market leases	Assembled Workforce	Trade names and trademarks	Total
	(In thousands, except years)
Gross - January 1, 2021	$830,198	$143	$3,778	$9,126	$1,047	$1,623	$845,915
Additions	301,427	—	—	—	—	—	301,427
Purchase Price Allocation Adjustments	(69,973)	—	—	—	—	—	(69,973)
Foreign currency translation	(9,501)	—	—	—	—	—	(9,501)
Reclassification to Operating lease right-of-use asset	—	(47)	—	(3,079)	—	—	(3,126)
Accumulated amortization	(87,565)	(96)	(2,726)	(6,047)	(795)	(1,623)	(98,852)
Net definite lived intangible assets	$964,586	$—	$1,052	$—	$252	$—	965,890
Indefinite lived intangible asset (Trade name)							15,076
Identifiable intangible assets – net, December 31, 2021							$980,966
Weighted-average remaining useful life at December 31, 2021	28.0	N/A	1.8	N/A	1.1	N/A	28.0

Gross - January 1, 2020	$300,421	$143	$3,778	$9,126	$908	$1,623	$315,999
Additions	528,518	—	—	—	139	—	528,657
Foreign currency translation	1,260	—	—	—	—	—	1,260
Accumulated amortization	(53,321)	(81)	(2,152)	(5,945)	(447)	(1,623)	(63,569)
Net definite lived intangible assets	$776,878	$62	$1,626	$3,181	$600	$—	782,347
Indefinite lived intangible asset (Trade name)							15,076
Identifiable intangible assets – net, December 31, 2020							$797,423
Weighted-average remaining useful life at December 31, 2020	24.3	2.8	2.8	32.2	1.9	N/A	24.3
Additions in 2020 relate to the Agro, AM-C, Caspers, Hall’s, Newport and Nova Cold acquisitions. Additions in 2021 relate to the Bowman Stores, ColdCo, KMT Brrr!, Lago Cold Stores, Liberty Freezers and Newark Facility Management acquisitions. Refer to Notes 2 and 3 for further details of each acquisition.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table describes the estimated amortization of definite-lived intangible assets for the next five years.

Estimated Amortization of Intangible Assets
(In thousands)
Years Ending December 31:
2022	$38,572
2023	38,387
2024	37,820
2025	37,732
2026	36,711
Total	$189,222
6. Other Assets
Other assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands)
Inventory and supplies	$27,040	$21,514
Prepaid accounts	26,991	24,324
Various insurance and workers’ compensation receivables	16,088	14,421
Value added tax receivable	11,657	—
Marketable securities - (deferred compensation plan)	9,457	6,579
Other receivables	7,959	7,292
Utility, workers’ compensation escrow and lease deposits	4,959	4,630
Deferred financing costs	4,766	5,811
Fair value of derivatives	2,015	—
Income taxes receivable	653	997
Deferred tax assets	554	826
	$112,139	$86,394

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands)
Trade payables	$223,932	$179,028
Dividends payable	60,612	56,189
Other accrued expenses	50,489	66,492
Accrued payroll	38,505	26,706
Accrued interest	35,761	28,422
Accrued workers’ compensation liabilities	33,514	34,775
Accrued property taxes	23,656	22,372
Accrued vacation and long service leave	20,814	17,466
Accrued utilities	16,712	9,373
Accrued health benefits	14,767	14,938
Deferred consideration	11,820	49,710
Value added tax payable	11,033	—
Accrued bonus	10,561	26,320
New market tax credit deferred contribution liability	4,561	4,721
Income taxes payable	2,675	6,424
Fair value of derivative financial instruments	—	9,611
	$559,412	$552,547
8. Acquisition, Litigation and Other, net
The components of the charges included in “Acquisition, litigation and other, net” in our Consolidated Statements of Operations are as follows (in thousands):

	Years Ended December 31,
Acquisition, litigation and other, net	2021	2020	2019
Acquisition and integration related costs	$39,265	$26,466	$24,284
Litigation	2,217	310	4,553
Severance, equity award modifications and acceleration	8,908	1,089	9,789
Non-offering related equity issuance expenses	—	—	1,356
Terminated site operations costs	884	124	632
Cyber incident related costs, net of insurance recoveries	(447)	7,908	—
Other, net	751	409	—
Total acquisition, litigation and other, net	$51,578	$36,306	$40,614

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

Terminated site operations costs relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. Additionally, terminated site operations costs include those incurred to wind down operations at recently sold facilities. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on the Consolidated Statement of Operations.

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

Other costs relate to additional superannuation pension costs related to prior years upon review by the Australian Tax Office and deductibles incurred for various other insurance claims. Any subsequent reimbursements from insurance coverage for expenses incurred in connection with the claims are also reflected within this category.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9. Debt
The Company’s outstanding indebtedness as of December 31, 2021 and 2020 is as follows:

		Contractual Interest Rate	Effective Interest Rate as of December 31, 2021	December 31, 2021		December 31, 2020
Indebtedness	Stated Maturity Date			Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans				(in thousands)
Senior note	5/2023	3.81%	4.14%	$167,545	$170,503	$174,693	$180,807
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,875	70,000	71,925
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,560	32,000	33,040
Total 2013 Mortgage Loans				269,545	273,938	276,693	285,772

Chile Mortgages(12)	2022 - 2029	4.01%	4.01%	9,761	9,761	—	—

Senior Unsecured Notes
Series A notes	1/2026	4.68%	4.77%	200,000	217,500	200,000	231,000
Series B notes	1/2029	4.86%	4.92%	400,000	454,000	400,000	475,000
Series C notes	1/2030	4.10%	4.15%	350,000	385,000	350,000	400,750
Series D notes(5)	1/2031	1.62%	1.67%	454,800	441,724	488,640	488,640
Series E notes(6)	1/2033	1.65%	1.70%	397,950	388,499	427,560	427,560
Total Senior Unsecured Notes				1,802,750	1,886,723	1,866,200	2,022,950

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.33%	175,000	173,688	325,000	323,375
2020 Senior Unsecured Term Loan Tranche A-2 (2)(4)	3/2025	C+0.95%	1.55%	197,800	196,811	196,325	195,343
Total 2020 Senior Unsecured Term Loan A Facility				372,800	370,499	521,325	518,718

2020 Senior Unsecured Revolving Credit Facility-1(2)(3)(7)	3/2024	C+0.85%	1.83%	43,516	43,407	—	—
2020 Senior Unsecured Revolving Credit Facility-2(3)(8)(9)	3/2024	SONIA +0.85%	1.61%	92,694	92,462	—	—
2020 Senior Unsecured Revolving Credit Facility-3(1)(3)	3/2024	L+0.85%	1.48%	205,000	204,488	—	—
2020 Senior Unsecured Revolving Credit Facility-4(3)(10)(11)	3/2024	BBSW +0.85%	1.45%	58,104	57,959	—	—
Total 2020 Senior Unsecured Revolving Credit Facility				399,314	398,316	—	—

Total principal amount of indebtedness				2,854,170	2,939,237	2,664,218	2,827,440
Less deferred financing costs				(11,050)	n/a	(15,952)	n/a
Total indebtedness, net of unamortized deferred financing costs (3)				$2,843,120	$2,939,237	$2,648,266	$2,827,440
(1)L = one-month LIBOR
(2)C = one-month CDOR
(3)The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4)The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD 250.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(5)The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(6)The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(7) The Senior Unsecured Revolving Credit Facility Draw 1 as of December 31, 2021, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(8) The Senior Unsecured Revolving Credit Facility Draw 2 as of December 31, 2021, is denominated in GBP and aggregates to GBP £68.5 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(9) SONIA = Sterling Overnight Interbank Average Rate.
(10) BBSW = Bank Bill Swap Rate
(11) The Senior Unsecured Revolving Credit Facility Draw 4 as of December 31, 2021, is denominated in AUD and aggregates to AUD 80.0 million. The carrying value in the table above is the US dollar equivalent as of December 31, 2021.
(12) The Chile Mortgages were assumed in connection with the Agro Acquisition, and have varying maturities and interest rates. The above aggregates these given the immaterial balance of each individually.
2020 Senior Unsecured Credit Facility
On March 26, 2020, we entered into a five-year Senior Unsecured Term Loan A Facility and a four-year $800 million Senior Unsecured Revolving Credit Facility, which we refer to as the 2020 Senior Unsecured Credit Facility. The proceeds were used to refinance the existing $800 million 2018 Senior Unsecured Revolving Credit Facility that matured January 23, 2021 and USD denominated $475 million 2018 Senior Unsecured Term Loan maturing January 23, 2023.
The 2020 Senior Unsecured Term Loan A Facility is broken into two tranches. Tranche A-1 is comprised of a $425.0 million USD term loan and Tranche A-2 is comprised of a CAD 250.0 million term loan, both are five-year loans maturing in 2025. Tranche A-2 provides a natural hedge to the Company’s investment in Canada. We refer to Tranches A-1 and A-2 in aggregate as the 2020 Senior Unsecured Term Loan Facility.
On December 30, 2020, we repaid $100.0 million of the $425.0 million USD Tranche A-1 2020 Senior Unsecured Term Loan A. This was funded using the Series D and E debt private placement issuance, more details on this debt issuance can be found under the “Series A, B, C, D, and E Senior Unsecured Notes” section below. In addition, the interest rate swaps associated with the 2020 Senior Unsecured Term Loan A were terminated, resulting in an extinguishment fee of $16.4 million.
On January 29, 2021, we expanded the 2020 Senior Unsecured Revolving Credit Facility by $200.0 million. In addition, we repaid $200.0 million of principal on the 2020 Senior Unsecured Term Loan Tranche A-1.
On December 10, 2021, we entered into a Confirmation of Incremental Facilities Participation and Joinder Agreement on the 2020 Senior Unsecured Term Loan A Facility and 2020 Senior Unsecured Revolving Credit Facility, increasing the principal on the Term Loan Tranche A-1 by $50.0 million and increasing the borrowing capacity of the revolving credit facility by $150.0 million. The proceeds from the Term Loan Tranche A-1 borrowing were used to repay borrowings on the 2020 Senior Unsecured Revolving Credit Facility. The Incremental Confirmation does not otherwise modify the terms of the Credit Agreement. As of December 31, 2021, $2.3 million of unamortized debt issuance costs related to the 2020 Senior Unsecured Term Loan A Facility are included in “Mortgage notes, senior unsecured notes and term loans” in the accompanying Consolidated Balance Sheets, which we amortize as interest expense under the effective interest method.
The maturity of the 2020 Senior Unsecured Revolving Credit Facility is March 26, 2024; however, the Company has the option to extend the maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity. All representations and warranties must be in effect, it must obtain updated resolutions from loan parties, and an additional 6.25 basis points extension fee must be paid. As of December 31, 2021, $4.8 million of unamortized debt issuance costs related to the revolving credit facility are included in “Other assets” in the accompanying Consolidated Balance Sheets, which we amortize as interest expense under the straight-line method. Our 2020 Senior Unsecured Credit Facility contains representations,

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:

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

Material Acquisition in our 2020 Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our 2020 Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 2021, the Company was in compliance with all debt covenants.

There were $21.6 million letters of credit issued on the Company’s 2020 Senior Unsecured Revolving Credit Facility as of December 31, 2021.

The 2020 Senior Unsecured Credit Facility has language allowing for the transition from LIBOR to other market-approved rates. The LIBOR transition is only relevant for USD-denominated debt, as the SONIA has already transitioned. The BBSW and CDOR rates are not related to LIBOR.
Series A, B, C, D, and E Senior Unsecured Notes
On April 26, 2019, we completed a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Series C”). Interest is payable on January 8 and July 8 of each year until maturity. The Company used the proceeds of the private placement transaction to repay the indebtedness outstanding under our senior unsecured revolving credit facility incurred in connection with the funding of the Cloverleaf and Lanier acquisitions.

On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Series A”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Series B”). Interest is payable on January 8 and July 8 of each year until maturity. The Company used a portion of the proceeds of the private placement transaction to repay the outstanding balances of the $600.0 million Americold 2010 LLC Trust, Commercial Mortgage Pass-Through Certificates, Series 2010, ART. The Company also used the remaining proceeds to extinguish the Australian term loan and the New Zealand term loan.
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350.00 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method. The proceeds of the Series D and Series E issuance were used to fund the Hall’s acquisition, general corporate purposes and to repay a portion of the 2020 Senior Unsecured Term Loan Tranche A-1.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

As of December 31, 2021, the Company was in compliance with all debt covenants.

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
The 2013 Mortgage Loans are collateralized by 15 warehouses. The terms governing the 2013 Mortgage Loans require us to maintain certain cash amounts in accounts that are restricted as to their use for the respective warehouses. As of December 31, 2021, the amount of restricted cash associated with the 2013 Mortgage Loans was $3.2 million. Additionally, if we do not maintain certain financial thresholds, including a debt service coverage ratio of 1.10x, the cash generated will further be temporarily restricted and limited to the use for scheduled debt service and operating costs. The 2013 Mortgage Loans are non-recourse to the Company, subject to customary non-recourse provisions as stipulated in the agreements.
The mortgage loan also requires compliance with other financial covenants, including a debt coverage ratio and cash flow calculation, as defined. As of December 31, 2021, the Company was in compliance with all debt covenants.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Debt Covenants
Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of December 31, 2021, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In connection with refinancing during 2021, we recorded $2.9 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations. Additionally, we recorded a reclassification of $2.7 million from other comprehensive income to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations related to the amortization of the portion deferred following the termination of interest rate swaps related to the Senior Unsecured Term Loan A Facility.
In connection with the various refinancing of the Senior Unsecured Credit Facility during 2020, the Company recorded and aggregate $2.3 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations. In addition, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million. Approximately $8.7 million of this fee was recorded in “Accumulated Other Comprehensive Income” and will be amortized to expense through 2024, while $7.7 million was expensed as interest and included within “Loss on debt extinguishment, modifications, and termination of derivative instruments” in the accompanying Consolidated Statements of Operations during the year ended December 31, 2020.
Aggregate future repayments of indebtedness
The aggregate maturities of indebtedness as of December 31, 2021, including amortization of principal amounts due under the mortgage notes for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2022	$8,729
2023	263,822
2024	1,536
2025	773,713
2026	201,664
Thereafter	1,604,706
Aggregate principal amount of debt	2,854,170
Less unamortized deferred financing costs	(11,050)
Total debt net of deferred financing costs	$2,843,120

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
10. Derivative Financial Instruments
Designated Nonderivative Financial Instruments
As of December 31, 2021, the Company designated £68.5 million and A$80.0 million debt and accrued interest as a hedge of our net investment in the international subsidiaries from the UK-based Bowman Stores Acquisition and the Australia-based Lago Cold Stores Acquisition. As of December 31, 2020, the Company designated €750 million debt and accrued interest as a hedge of our net investment in the international subsidiaries resulting from the Agro Acquisition. The remeasurement of these instruments is recorded in “Change in unrealized net gain on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company entered into multiple interest rate swap agreements. The January 2019 agreement hedged $100 million of variable interest-rate debt, and the August 2019 agreement hedged $225 million of variable interest-rate debt. Each agreement converted the Company’s variable-rate debt to a fixed-rate basis for five years, thus reducing the impact of interest rate changes on future interest expense. These agreements involved the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments was to reduce its exposure to fluctuations in cash flows due to changes in interest rates. Both of these interest rate swaps were terminated during the fourth quarter of 2020. The Company accelerated the reclassification in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming not probable to occur resulting in a charge to “Loss on debt extinguishment, modifications, and termination of derivative instruments” of $7.7 million on the accompanying Consolidated Statement of Operations for the year ended December 31, 2020. Additionally, during the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to “Loss on debt extinguishment, modifications, and termination of derivative instruments”. The Company classifies cash inflow and outflows from derivatives that hedge interest rate risk within operating activities on the Consolidated Statements of Cash Flows.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

certain intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at December 31, 2021 and 2020.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded in Accumulated Other Comprehensive Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement line item as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified as an increase to gain/loss on foreign exchange.
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
As of December 31, 2021 and 2020, the Company did not have any foreign currency forwards outstanding.
The Company is also exposed to fluctuations in foreign exchange rates on property investments it holds in foreign countries. The Company uses foreign currency forwards to hedge its exposure to changes in exchange rates on certain of its foreign investments as well. For derivatives designated as net investment hedges, the changes in the fair value of the derivatives are reported in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On January 2, 2020, the Company designated the above noted foreign currency forward contract with a notional to sell CAD $217.0 million and purchase USD maturing on January 31, 2020 as a net investment hedge. This contract was then settled for a gain of $0.2 million and a new contract was entered into with same notional to sell CAD $217.0 million and purchase USD which matured on February 28, 2020. The second contract was settled for a gain of $2.8 million upon the maturity date of February 28, 2020.
As of December 31, 2021 and December 31, 2020, the Company did not have any foreign currency forwards that were designated as net investment hedges outstanding.
The Company determines the fair value of its derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments within “Other assets” and “Accounts payable and accrued expenses” as of December 31, 2021 and 2020 (in thousands):

	Derivative Assets		Derivative Liabilities
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Designated derivatives
Foreign exchange contracts	$2,015	$—	$—	$9,611
Total fair value of derivatives	$2,015	$—	$—	$9,611
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	As of December 31,				As of December 31,
	2021	2020	2019		2021	2020	2019
Interest rate contracts	$—	$(11,465)	$(571)	Interest expense	$—	$(3,368)	$248
Interest rate contracts	—	(7,688)	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(2,681)	(7,688)	—
Foreign exchange contracts	11,626	(11,015)	(879)	Foreign currency exchange (loss) gain, net	7,595	(12,158)	(264)
Foreign exchange contracts	—	—	—	Interest expense	(175)	(74)	58
Foreign exchange forwards	—	5,250	—		—	—	—
Total designated cash flow hedges	$11,626	$(24,918)	$(1,450)		$4,739	$(23,288)	$42
(1) The Company accelerated the reclassification in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming not probable to occur resulting in a charge to “Loss on debt extinguishment,

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

modification, and termination of derivative instruments” on the accompanying Consolidated Statement of Operations for the year ended December 31, 2020.

Total interest expense recorded in the Consolidated Statements of Operations was $99.2 million, $91.5 million and $94.4 million during the years ended December 31, 2021, 2020 and 2019, respectively. Total “Foreign currency exchange (loss) gain, net”, recorded in the accompanying Consolidated Statements of Operations was a loss of $0.6 million, $45.3 million, and nominal during the years ended December 31, 2021, 2020, and 2019, respectively.

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2021 and 2020, respectively. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Consolidated Balance Sheets (in thousands):

December 31, 2021
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$2,015	$—	$2,015	$—	$—	$2,015
As of December 31, 2021, the Company did not have any offsetting derivative liabilities.

December 31, 2020
Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$9,611	$—	$9,611	$—	$—	$9,611
As of December 31, 2020, the Company did not have any offsetting derivative assets.
As of December 31, 2021, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. Refer to Note 20 for additional details regarding the impact of the Company’s derivatives on AOCI for the years ended December 31, 2021, 2020 and 2019.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

11. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of December 31, 2021 and 2020 are as follows:

	Maturity	Interest Rate as of December 31, 2021	2021	2020
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$18,177	$18,669
11 warehouses – 2007	9/2027	7.00%-19.59%	89,269	93,316
3 facilities - 2007 (Agro)	7/2031	10%	65,661	67,229
1 facility - 2013 (Agro)	12/2033	10%	5,710	5,846
Total sale-leaseback financing obligations			$178,817	$185,060
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

In September 2010, the Company entered into a transaction by which it assigned to an unrelated third party its fixed price “in the money” purchase option of $18.3 million on a warehouse it was leasing in Ontario, California. The purchase option was exercised in September 2010, and the Company simultaneously entered into a new 20-year lease agreement with the new owner and received $1.0 million of consideration to use towards warehouse improvements. Under the terms of the new lease agreement, the Company will exercise control over the asset for more than 90% of the asset’s remaining useful life, and it has a purchase option within the last six months of the initial lease term at 95% of the fair market value as of the date such option is exercised. The transaction was accounted for as a financing whereby the Company recognized a long-lived asset equal to the purchase price of $18.2 million, a receivable of $1.0 million for the additional consideration, and a financing obligation of $19.2 million. During 2021 and 2020, the principal balance was amortized by nominal amounts. The long-lived asset is being depreciated on a straight-line basis over its remaining economic useful life and a proportionate amount of each periodic rental payment is being charged to interest expense on the effective-interest-rate method.

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

As of December 31, 2021, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Years Ending December 31:	(In thousands)
2022	$27,065
2023	27,460
2024	27,787
2025	28,075
2026	28,363
Thereafter	154,190
Total minimum payments	292,940
Interest portion	(114,123)
Present value of net minimum payments	$178,817
12. Lease Accounting
Arrangements wherein we are the lessee:
We have operating and finance leases for land, warehouses, offices, vehicles, and equipment with remaining lease terms ranging from 1 to 31 years. Many of our leases include one or more options to extend the lease term from 1 to 10 years that may be exercised at our sole discretion. Additionally, many of our leases for vehicles and equipment include options to purchase the underlying asset at or before expiration of the lease agreement. Rental payments are generally fixed over the term of the lease agreement with the exception of certain equipment leases for which the rental payment may vary based on usage of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2021, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Components of lease expense:
Operating lease cost (a)	$59,405	$23,931	$29,205
Financing lease cost:
Depreciation	29,743	16,504	11,252
Interest on lease liabilities	7,135	2,969	2,941
Sublease income (b)	(3,785)	(551)	(499)
Net lease expense	$92,498	$42,853	$42,899
(a) Includes short-term lease and variable lease costs, which are immaterial.
(b) Sublease income relates to five warehouses in the U.S., one in Australia, and one in New Zealand, and sites in five countries in Europe.
Other information related to leases is as follows:

	Years Ended December 31,
	2021	2020	2019

Supplemental Cash Flow Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(52,226)	$(20,070)	$(24,992)
Operating cash flows from finance leases	$(10,342)	$(2,969)	$(2,941)
Financing cash flows from finance leases	$(32,441)	$(19,970)	$(13,339)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$50,886	$44,919	$12,492
Finance leases	$24,567	$38,858	$30,416
Weighted-average remaining lease term (years)
Operating leases	11.7	10.5	6.1
Finance leases	3.6	4.8	4.4
Weighted-average discount rate
Operating leases	2.7%	2.9%	4.1%
Finance leases	3.4%	3.6%	5.5%

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows (in thousands):

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
2022	$40,623	$36,348	$76,971
2023	37,693	29,356	67,049
2024	34,728	20,119	54,847
2025	31,629	8,301	39,930
2026	27,423	4,088	31,511
Thereafter	183,400	5,339	188,739
Total future minimum lease payments	355,496	103,551	459,047
Less: Interest	(53,731)	(5,918)	(59,649)
Total future minimum lease payments less interest	$301,765	$97,633	$399,398

Reported as of December 31, 2021
Accounts payable and accrued expenses	$116	$646	$762
Operating lease obligations	301,649	—	301,649
Finance lease obligations	—	96,987	96,987
Total lease obligations	$301,765	$97,633	$399,398
Arrangements wherein we are the lessor:
We receive lease income as the lessor for certain buildings and warehouses or space within a warehouse. The remaining term on existing leases ranges from 1 to 16 years. Lease income is generally fixed over the duration of the contract and each lease contract contains clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not included.
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, storage and warehouse services” in the accompanying Consolidated Statements of Operations as denoted in Note 24 “Revenues from Contracts with Customers”.
Property, buildings and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. The gross value and net value of these assets was $1.4 billion and $1.1 billion, for Land and Buildings and improvements, respectively, as of December 31, 2021. The gross value and net value of these assets was $854.2 million and $615.7 million, for Land and Buildings and improvements, respectively, as of December 31, 2020. These amounts for 2020 exclude values attributable to Land and Buildings and improvements acquired from Agro as the relevant acquisition accounting was preliminary and was not finalized until 2021, during the measurement period. The gross value and net value of these assets was $786.4 million and $600.1 million, for Land and Buildings and improvements, respectively, as of December 31, 2019. Depreciation expense for such assets was $47.2 million, $29.5 million and $23.1 million for the years ended December 31, 2021, 2020 and 2019.
Future minimum lease payments due from our customers on leases as of December 31, 2021 were as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Operating Leases
Year ending December 31,
2022	$35,425
2023	28,803
2024	22,262
2025	14,329
2026	10,903
Thereafter	44,379
Total	$156,101
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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. Refer to Note 18 for the fair value of the pension plan assets. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy for the years ended December 31, 2021 and 2020, respectively.

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
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31,
		2021	2020
		(In thousands)
Measured at fair value on a recurring basis:
Cross-currency swap asset	Level 2	$2,015	$—
Cross-currency swap liability	Level 2	$—	$9,611
Assets held by various pension plans:
	Level 1	$40,536	$41,009
	Level 2	$42,599	$37,652
	Level 3	$1,148	$—
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,939,237	$2,827,440
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
The following tables summarize dividends and distributions declared and paid to the holders of common shares in 2021, 2020 and 2019:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2021
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2020)/January	$0.21	$—	$53,820
December(a)		—	(693)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2020)/January		—	6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December (2020)/January(b)		—	1,823	Dividend equivalents paid on vested restricted stock units related to the market performance-based awards granted in 2018.
March/April	0.22	56,029	56,029
March(c)		—	(179)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
May/July	0.22	57,897	57,897
May (d)			(178)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
May/July			6	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
August/October	0.22	59,026	59,026
October(e)			(49)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
August/October			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December	$0.22	59,440	—
		$232,392	$227,522
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
(e)Declared in August and included in the $59.0 million declared, see description to the right regarding timing of payment.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2020
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2019)/January	$0.20	$—	$38,796
December (a)		—	(169)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2019)/January		—	4	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.21	42,568	42,568
March (b)		—	(233)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.21	43,271	43,271
June (c)		—	(232)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.21	43,282	43,282
October (d)		—	(231)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	10	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December	$0.21	53,820	—
		$182,941	$167,086
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2019
Month Declared/Paid	Distribution Per Share	Distributions Declared	Distributions Paid
(In thousands, except per share amounts)
December (2018)/January	$0.1875	$—	$28,218
December (a)			(127)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
December (2018)/January			7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
March/April	0.20	30,235	30,235
March (b)		—	(142)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
March/April		—	15	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
June/July	0.20	38,764	38,764
June (c)		—	(172)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
June/July		—	13	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
September/October	0.20	38,795	38,795
October(d)		—	(170)	Dividend equivalents accrued on unvested restricted stock units to be paid when the awards vest.
September/October		—	7	Dividend equivalents paid on unvested restricted stock units that are not expected to vest (recognized as additional compensation).
December/January (2020)	$0.20	38,796	—
		$146,590	$135,443
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

For income tax purposes, distributions to common shareholders are characterized as ordinary income, capital gains, or as a return of shareholder invested capital. The composition of the Company’s distributions per common share is as follows:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Common Shares	2021	2020	2019
Ordinary income	41%	35%	83%
Capital gains	0%	0%	0%
Return of capital	59%	65%	17%
	100%	100%	100%

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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of common shares in a six-month offering period, or a maximum of 2,400 common shares. There are 5,000,000 common shares available for issuance under the ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The ESPP did not have a material impact on share-based compensation expense during the year ended December 31, 2021.
Aggregate share-based compensation charges were $23.9 million, $17.9 million and $15.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. Approximately $3.1 million of share-based compensation expense was recorded during the year ended December 31, 2019 due to accelerated vesting of awards outstanding to former executives and an equity award modification upon trustee resignation, and were included as a component of “Acquisition, litigation and other” expense on the accompanying Consolidated Statements of Operations. As of December 31, 2021, there was $51.9 million of unrecognized share‑based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.6 years.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

participants, as defined, based upon a reserved pool of 3,849,976 of the Company’s common shares. No additional awards may be granted under the 2010 Plan.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. On January 17, 2018, the Company’s shareholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period. Otherwise, dividend equivalents are accrued at the time of declaration and paid upon the vesting of the awards. Time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units throughout the vesting period. As of December 31, 2021, 2020 and 2019, respectively, the Company accrued $1.5 million, $2.5 million and $1.1 million, respectively, of dividend equivalents on unvested units payable to associates and trustees.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	6,616	1 year	$250
2021	Associates	1,004,650	1-3 years	$31,159
2020	Trustees	8,517	1 year	$300
2020	Associates	295,274	1-3 years	$9,137
2019	Trustees	18,267	1 year	$575
2019	Associates	504,984	1-3 years	$16,843
Restricted stock units granted for the year ended December 31, 2021 consisted of: (i) 6,616 time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (ii) 216,269 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March (iii) 108,781 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March and (iv) 679,600 time-based graded vesting restricted stock units with various vesting periods ranging from one to two years issued to certain associates as a retention grant in November of 2021.
Restricted stock units granted for the year ended December 31, 2020 consisted of: (i) 8,517 time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (ii) 186,464 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 108,810 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates.
Restricted stock units granted for the year ended December 31, 2019 consisted of: (i) 12,285 time-based restricted stock units with a one-year vesting period issued to non-employee trustees in recognition of their efforts and oversight in the first year as a public company, (ii) 5,982 time-based restricted stock units with a one-year vesting period issued to non-employee trustees as part of their annual compensation, (iii) 261,816 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years years issued to certain associates and (iv) 243,168 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates.
In January 2021, following the completion of the applicable market-performance period, the Compensation Committee determined that the high level had been achieved for the 2018 awards and, accordingly, 799,591 units vested immediately, representing a vesting percentage of 150%.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides a summary of restricted stock unit activity under the 2010 and 2017 Plans for the year ended December 31, 2021:

Year Ended December 31, 2021
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	563,224	$21.0	42,856	$1.6	873,581	$42.6
Granted	902,485		—		108,781
Market-performance adjustment(3)	N/A		N/A		266,531
Vested	(300,430)		(14,286)		(800,087)
Forfeited	(93,320)		(28,570)		(74,758)
Non-vested as of December 31, 2021	1,071,959	$35.1	—	$—	374,048	$12.3
Shares vested, but not released(1)	615,643	20.2	42,856	1.4	—	—
Total outstanding restricted stock units	1,687,602	$55.3	42,856	$1.4	374,048	$12.3
(1)For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested time-based restricted stock units, 568,753 belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. The weighted average grant date fair value of these units is $9.38 per unit. Of these vested time-based restricted stock units 46,890 belong to an active member of the Board of Trustees and the date of issuance is therefore unknown at this time. The weighted average grant date fair value of these units is $8.42 per unit. Of these vested performance-based restricted stock units, 42,856 belong to the former CEO and common shares shall not be issued until May 2, 2022 in accordance with the terms of the award. The weighted average grant date fair value of these units is $13.43 per unit. During 2021 an additional 14,286 of these performance-based restricted stock units vested. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote the shares until common shares are issued.
(2)The number of market performance-based restricted stock units granted are reflected within this table based upon the number of shares issuable upon achievement of the performance metric at target.
(3)Represents the increase in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period. This adjustment pertains to the 2018 annual grant of market-performance awards which utilized absolute total shareholder return (TSR) over a three-year measurement period as the market performance metric, and attained the maximum threshold, vesting at 150% of target.

The weighted average grant date fair value of restricted stock units granted during years 2021, 2020, and 2019 was $31.06, $31.06 and $33.29 per unit, respectively. During the year ended December 31, 2021 the weighted average grant date fair value of vested and converted restricted stock units was $18.51 and forfeited restricted stock units was $28.23. The weighted average grant date fair value of non-vested restricted stock units was $31.40 and $24.27 per unit as of December 31, 2021 and 2020, respectively.
Market Performance-Based Restricted Stock Units
During each of the years ended December 31, 2021, 2020 and 2019, the Compensation Committee of the Board of Trustees approved the annual grant of market performance-based restricted stock units under the 2017 Plan to associates of the Company. The awards utilize relative total shareholder return (TSR) over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index (RMZ) over a three-year market performance period, or the Market Performance

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Period, commencing on January 1st of the grant year and ending on December 31st of the third year, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMZ, or the RMZ Relative Market Performance. In the event that the RMZ Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

Performance Level Thresholds	RMZ Relative Market Performance	Market Performance Vesting Percentage
High Level	above 75th percentile	200%
Target Level	55th percentile	100%
Threshold Level	30th percentile	50%
Below Threshold Level	below 30th percentile	0%
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

Award Date	Expected Stock Price Volatility	Risk-Free Interest Rate	Dividend Yield (1)
2019	22%	2.40% - 2.43%	N/A
2020	23%	0.52%	N/A
2021	33%	0.31%	N/A
(1)Dividends are assumed to be reinvested and therefore not applicable.
OP Units Activity
The Company’s Board of Trustees and certain members of management have the option to elect their annual grant in the form of either restricted stock units or OP units. The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes OP unit grants under the 2017 Plan during the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2021	Trustees	22,427	1 year	$811
2021	Associates	308,862	1-3 years	$9,938
2020	Trustees	16,325	1 year	$575
2020	Associates	255,720	1-3 years	$7,719
2019	Trustees	20,190	1 year	$675
OP units granted for the year ended December 31, 2021 consisted of: (i) 22,427 time-based OP units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (ii) 102,655 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March (iii) 198,007 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March and (iv) 8,200 time-based graded vesting OP units with a two-year vesting period issued to certain associates as a retention grant in November of 2021.
OP units granted for the year ended December 31, 2020 consisted of: (i) 16,325 time-based OP units with a one-year vesting period issued to non-employee trustees as part of their annual compensation (ii) 76,855 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates and (iii) 178,865 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates.
OP units granted for the year ended December 31, 2019 consisted of 20,190 time-based OP units with a one-year vesting period issued to non-employee trustees as part of their annual compensation.
The following table provides a summary of the OP unit activity under the 2017 Plan for the year ended December 31, 2021:

Year Ended December 31, 2021
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2020	93,180	$3.5	178,865	$6.7
Granted	133,282		198,007
Vested	(59,496)		—
Forfeited	(26,744)		(88,707)
Non-vested as of December 31, 2021	140,222	$4.6	288,165	$9.4
Shares vested, but not released	76,695	2.5	—	—
Total outstanding OP units	216,917	$7.1	288,165	$9.4
The OP units granted for the years ended December 31, 2021, 2020 and 2019 had an aggregate grant date fair value of $10.7 million, $8.3 million and $0.7 million, respectively. During the year ended December 31, 2021 the weighted average grant date fair value of vested OP units was $33.12 and forfeited OP units was $31.72. The

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

weighted average grant date fair value of non-vested OP units was $31.30 and $30.45 per unit as of December 31, 2021 and 2020, respectively.
Stock Options Activity
The following table provides a summary of option activity for the year ended December 31, 2021:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2020	465,498	$9.81	4.7
Granted	—	—
Exercised	(209,200)	9.81
Forfeited or expired	(50,000)	9.81
Outstanding as of December 31, 2021	206,298	$9.81	2.9

Exercisable as of December 31, 2021	206,298	$9.81	2.9
The total fair value at grant date of stock option awards that vested during the years ended December 31, 2021, 2020 and 2019 was approximately $0.6 million, $0.7 million and $0.9 million, respectively. The total intrinsic value of options exercised for the year ended December 31, 2021, 2020 and 2019 was $4.8 million, $8.2 million and $27.8 million, respectively.
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
The Company recorded an opening deferred tax liability of $180.5 million as part of its acquisition accounting related to acquisitions completed during 2021 discussed in Note 3. This deferred tax liability primarily arose from book to tax basis differences in land, buildings and equipment and intangible assets acquired offset by certain liabilities assumed in the acquisition.
The unremitted earnings and basis of certain foreign subsidiaries are indefinitely reinvested, except principally in Canada and Hong Kong. The Company changed its assertion for its Canadian subsidiaries in 2018 to begin repatriating its unremitted earnings to the U.S. starting in 2018. The Company is liquidating its Hong Kong subsidiaries and is no longer asserting permanent reinvestment there. The liquidation will not result in recognition of deferred taxes. If our plans change in the future or if we elect to repatriate the unremitted earnings of our

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

foreign subsidiaries, we would be subject to additional income taxes which could result in a higher effective tax rate. With respect to the foreign subsidiaries owned directly or indirectly by the REIT or Operating Partnership, any unremitted earnings would not be subject to additional U.S. income tax because the REIT would distribute 100% of such earnings or would receive a participation exemption.
The GILTI provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. The Company continues to account for the GILTI inclusion as a period cost and thus has not recorded any deferred tax liability associated with GILTI. There was no taxable deemed dividend estimated or recorded for the Company for 2021 and 2019. The taxable deemed dividend recorded for the Company for the 2020 tax year is $6.8 million. Also, as a result of IRS guidance issued during the third quarter of 2018, the Company now includes any GILTI as REIT qualified income.
Following is a summary of the income before income taxes in the U.S. and foreign operations:

	2021	2020	2019
	(In thousands)
U.S.	$(8,046)	$5,673	$33,417
Foreign	(23,832)	11,955	9,588
Pre-tax (loss) income	$(31,878)	$17,628	$43,005
The benefit (expense) for income taxes for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
	(In thousands)
Current
U.S. federal	$38	$1,085	$(20)
State	(236)	(447)	(670)
Foreign	(7,380)	(7,443)	(4,854)
Total current portion	(7,578)	(6,805)	(5,544)

Deferred
U.S. federal	5,884	8,588	7,701
State	1,220	2,929	2,217
Foreign	2,043	2,215	783
Total deferred portion	9,147	13,732	10,701
Total income tax benefit	$1,569	$6,927	$5,157

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Income tax benefit attributable to income before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to income before income taxes. The reconciliation between the statutory rate and reported amount is as follows:

	2021	2020	2019
	(In thousands)
Income tax benefit (expense) at statutory rates	$6,692	$(3,702)	$(9,031)
Earnings from REIT - not subject to tax	(3,599)	2,681	9,526
State income taxes, net of federal income tax benefit	(836)	(446)	(542)
Provision to return	421	(4)	2
Rate and permanent differences on non-U.S. earnings	6	(1,175)	(971)
Change in valuation allowance	6,198	9,506	2,761
Non-deductible expenses	4,398	387	3,462
Change in uncertain tax positions	86	—	(367)
Income withholding tax	(989)	(1,191)	(212)
Effect of Tax Cuts and Jobs Act	—	—	—
Change in enacted tax rate	(11,802)	—	—
Other	994	871	529
Total	$1,569	$6,927	$5,157

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$35,080	$21,347
Accrued expenses	28,511	28,707
Share-based compensation	6,872	6,042
Lease obligations	19,388	10,382
Other assets	11,295	1,361
Total gross deferred tax assets	101,146	67,839
Less: valuation allowance	(1,034)	(9,158)
Total net deferred tax assets	100,112	58,681

Deferred tax liabilities:
Intangible assets and goodwill	(79,480)	(80,015)
Property, buildings and equipment	(165,905)	(187,114)
Lease right-of-use assets	(18,507)	(10,301)
Other liabilities	(4,875)	(927)
Total gross deferred tax liabilities	(268,767)	(278,357)
Net deferred tax liability	$(168,655)	$(219,676)
As of December 31, 2021, the U.S. TRS has gross U.S. federal net operating loss carryforwards of approximately $46.8 million, of which $15.7 million was generated prior to 2018 and will expire between 2032 and 2036. The remaining $31.1 million in losses have no expiration, but can only be used to offset up to 80% of future taxable income annually. These losses are subject to an annual limitation under IRC section 382 as a result of our IPO and a subsequent ownership change that occurred in March of 2019; however, the limitation should not impair the Company’s ability to utilize the losses. The Company has $84.6 million in REIT U.S. federal net operating loss carryforwards which were obtained through acquisitions. These losses are also subject to an annual limitation under IRC section 382; no deferred tax value has been recorded as they can only be used to reduce required distributions to shareholders, of which none has been used for this purpose.
The Company has gross state net operating loss carryforwards of approximately $55.4 million from its TRSs, of which $44.9 million will expire at various times between 2023 and 2041. The remaining $10.5 million was generated after 2017 and have no expiration. The Company received $2.2 million of its remaining outstanding alternative minimum tax credit refund in 2020. Additionally, the Company has a federal research and experimentation credit of approximately $1.0 million that will expire between 2036 and 2040.
The Company has gross foreign net operating loss carryforwards of approximately $43.1 million, of which $10.2 million will expire at various times between 2023 and 2033. The remaining $32.9 million can be carried forward indefinitely.
Annually we consider whether it is more-likely-than-not that the deferred tax assets will be realized. In making this assessment, we consider recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. The valuation allowance on our net deferred taxes decreased by $8.2 million from $9.2 million in 2020 to $1.0 million in 2021. The net decrease in valuation

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

allowance is primarily due to certain deferred tax liabilities from U.S. acquisitions during the year that are available to offset deferred tax assets of one of our U.S. TRSs that has historically been subject to a valuation allowance.
The Company’s gross unrecognized tax benefits are immaterial for each of the years ended December 31, 2021, 2020 and 2019.
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
As of December 31, 2021, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2018. However, for U.S. income tax purposes, the 2012, 2013, and 2016 remain open, to the extent that net operating losses were generated in those years and continue to be subject to adjustments from taxing authorities in the tax year they are utilized.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
As of December 31, 2021 and 2020, the balance of the deferred contribution liability was $4.6 million and $4.7 million, respectively, which is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. The VIE does not materially impact the Consolidated Statements of Cash Flows.
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
18. Employee Benefit Plans
Defined Benefit Pension and Post-Retirement Plans
The Company has defined benefit pension plans that cover certain union and nonunion associates in the U.S. Benefits under these plans are based either on years of credited service and compensation during the years preceding retirement or on years of credited service and established monthly benefit levels. The Company also has a post-retirement plan that provides life insurance coverage to eligible retired associates (collectively, with the defined benefit plans, the U.S. Plans). The Company froze benefit accruals for the U.S. Plans for nonunion associates effective April 1, 2005, and these associates no longer earn additional pension benefits. The Company also has a defined benefit plan that covers certain associates in Australia and is referenced as the ‘Superannuation Plan’ and two defined benefit plans that cover certain associates in Austria resulting from the Agro acquisition which are referenced as the ‘Austria Plans’. The Company uses a December 31 measurement date for each plan.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Actuarial information regarding these plans is as follows:

	2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Austria Plans	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2021	$(47,509)	$(38,227)	$(647)	$(1,423)	$—	$(87,806)
Purchase price allocation adjustment	—	—	—	—	(2,498)	$(2,498)
Service cost	—	—	—	(59)	(107)	(166)
Interest cost	(947)	(936)	(8)	(19)	(18)	(1,928)
Actuarial gain (loss)	1,571	1,592	21	78	(2)	3,260
Benefits paid	1,342	1,150	5	14	61	2,572
Other - plan change	—	—	—	—	—	—
Plan participants’ contributions	—	—	—	(18)	—	(18)
Foreign currency translation loss	—	—	—	80	(38)	42
Effect of settlement	1,850	—	—	—	—	1,850
Benefit obligation – end of year	(43,693)	(36,421)	(629)	(1,347)	(2,602)	(84,692)

Change in plan assets:
Fair value of plan assets – January 1, 2021	45,030	32,061	—	1,570	—	78,661
Purchase price allocation adjustment	—	—	—	—	1,112	1,112
Actual return on plan assets	4,371	3,187	—	320	26	7,904
Employer contributions	669	505	5	—	61	1,240
Benefits paid	(1,342)	(1,150)	(5)	(27)	(51)	(2,575)
Effect of settlement	(1,850)	—	—	—	—	(1,850)
Plan participants’ contributions	—	—	—	34	—	34
Foreign currency translation gain	—	—	—	(243)	—	(243)
Fair value of plan assets – end of year	46,878	34,603	—	1,654	1,148	84,283
Funded status	$3,185	$(1,818)	$(629)	$307	$(1,454)	$(409)

Amounts recognized on the consolidated balance sheet as of December 31, 2021:
Pension and post-retirement asset (liability)	$3,185	$(1,818)	$(629)	$307	$(1,454)	$(409)
Accumulated other comprehensive loss (income)	566	752	(15)	(72)	15	1,246
Amounts in accumulated other comprehensive loss consist of:
Net loss	$566	$752	$(15)	$(94)	$15	$1,224
Prior service cost	$—	$—	$—	$22	$—	$22

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(3,558)	$(3,069)	$(28)	$(181)	$15	$(6,821)
Amortization of net gain	(873)	(651)	—	—	—	(1,524)
Amortization of prior service cost	—	—	—	(30)	—	(30)
Amount recognized due to settlement	(24)	—	—	—	—	(24)
Foreign currency translation loss	—	—	—	70	—	70
Total recognized in other comprehensive (income) loss	$(4,455)	$(3,720)	$(28)	$(141)	$15	$(8,329)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	$36,421	$629	$1,347	$2,602	$40,999
Accumulated benefit obligation	N/A	$36,421	$629	$1,272	$2,197	$40,519
Fair value of plan assets	N/A	$34,603	$—	$1,654	$1,148	$37,405

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2020	$(45,215)	$(35,036)	$(611)	$(1,152)	$(82,014)
Service cost	—	—	—	(66)	(66)
Interest cost	(1,261)	(1,117)	(14)	(28)	(2,420)
Actuarial loss	(3,657)	(3,147)	(27)	(72)	(6,903)
Benefits paid	1,358	1,073	5	23	2,459
Plan participants’ contributions	—	—	—	(19)	(19)
Foreign currency translation loss	—	—	—	(109)	(109)
Effect of settlement	1,266	—	—	—	1,266
Benefit obligation – end of year	(47,509)	(38,227)	(647)	(1,423)	(87,806)

Change in plan assets:
Fair value of plan assets – January 1, 2020	40,111	27,841	—	1,356	69,308
Actual return on plan assets	5,903	4,034	—	44	9,981
Employer contributions	1,640	1,259	5	45	2,949
Benefits paid	(1,358)	(1,073)	(5)	(23)	(2,459)
Effect of settlement	(1266)	—	—	—	(1,266)
Plan participants’ contributions	—	—	—	19	19
Foreign currency translation gain	—	—	—	129	129
Fair value of plan assets – end of year	45,030	32,061	—	1,570	78,661
Funded status	$(2,479)	$(6,166)	$(647)	$147	$(9,145)

Amounts recognized on the consolidated balance sheet as of December 31, 2020:
Pension and post-retirement liability	$(2,479)	$(6,166)	$(647)	$147	$(9,145)
Accumulated other comprehensive loss (income)	5,021	4,473	6	86	9,586
Amounts in accumulated other comprehensive loss consist of:
Net loss	$5,021	$4,473	$6	$86	$9,586
Prior service cost	$—	$—	$—	$53	$53

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	$(244)	$578	$(94)	$102	$342
Amortization of net gain	(1,017)	(607)	—	—	(1,624)
Amortization of prior service cost	—	—	—	(31)	(31)
Amount recognized due to special event	(134)	—	—	—	(134)
Foreign currency translation loss	—	—	—	14	14
Total recognized in other comprehensive (income) loss	$(1,395)	$(29)	$(94)	$85	$(1,433)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$47,509	$38,227	$647	$1,423	$87,806
Accumulated benefit obligation	$47,508	$38,227	$647	$1,297	$87,679
Fair value of plan assets	$45,030	$32,061	$—	$1,570	$78,661

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of net period benefit cost for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$61	$111	$172
Interest cost	947	936	8	20	19	1,930
Expected return on plan assets	(2,384)	(1,710)	—	(74)	—	(4,168)
Amortization of net loss	873	651	—	—	(13)	1,511
Amortization of prior service cost	—	—	—	30	—	30
Effect of settlement	24	—	—	—	—	24
Net pension benefit (income) cost	$(540)	$(123)	$8	$37	$117	$(501)

	December 31, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$59	$59
Interest cost	1,261	1,117	14	25	2,417
Expected return on plan assets	(2,002)	(1,465)	—	(66)	(3,533)
Amortization of net loss	1,017	607	—	—	1,624
Amortization of prior service cost	—	—	—	27	27
Effect of settlement	134	—	—	—	134
Net pension benefit cost	$410	$259	$14	$45	$728

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$78	$78
Interest cost	1,590	1,245	23	49	$2,907
Expected return on plan assets	(1,760)	(1,176)	—	(74)	$(3,010)
Amortization of net loss (gain)	1,509	564	(4)	—	$2,069
Amortization of prior service cost	—	—	—	28	$28
Effect of settlement	—	—	(5)	(5)	$(10)
Net pension benefit cost	$1,339	$633	$14	$76	$2,062
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
All actuarial gains/losses are exposed to amortization over an average future service period of 5.6 years for the Retirement Income Plan, 6.4 years for the National Service-Related Pension Plan, 4.3 years for Other Post-Retirement Benefits, 4.5 years for Superannuation, and 7.3 years for Austria Plans as of December 31, 2021.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2021, 2020 and 2019 are as follows:

	December 31, 2021
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	2.49%	2.77%	1.95%	2.55%	0.94%
Rate of compensation increase	N/A	N/A	N/A	2.50%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	2.10%	2.49%	1.41%	1.50%	0.75%
Expected return on plan assets	6.00%	6.00%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	3.25%	N/A

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2020
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	2.10%	2.49%	1.41%	1.50%
Rate of compensation increase	N/A	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.00%	3.25%	2.55%	2.30%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%
Rate of compensation increase	N/A	N/A	N/A	3.25%

	December 31, 2019
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superan- nuation
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	3.00%	3.25%	2.55%	2.30%
Rate of compensation increase	N/A	N/A	N/A	3.25%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	3.95%	4.15%	3.70%	3.70%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%
Rate of compensation increase	3.50%	N/A	N/A	3.25%
The estimated net loss for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2022 is $0.2 million. There is no estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2022.
There is no estimated net gain for the Offshore Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2022. The estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2022 is nominal.
The Company determines the expected return on plan assets based on their market value as of December 31 of each year, as adjusted for a) expected employer contributions, b) expected benefit distributions, and c) estimated administrative expenses.
Plan Assets
The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments. The Company invests in both U.S. and non-U.S. equity securities, fixed-income securities, and real estate. The Austria Plans’ assets are held in an insurance annuity contract, which is determined based on

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the cash surrender value of the insurance contract, with an independent insurance company. The contract is classified within level 3 of the valuation hierarchy.
The allocations of the U.S. Plans’ and the Superannuation Plan’s investments by fair value as of December 31, 2021 and 2020 are as follows:

	U.S. Plans			Superannuation Plan			Austria Plan
	Actual		Target Allocation	Actual		Target Allocation	Actual	Target Allocation
	2021	2020		2021	2020		2021

U.S. equities	41%	37%	25%–55%	19%	18%	19%	—%	—%
Non-U.S. equities	24%	27%	15%–45%	39%	39%	39%	—%	—%
Fixed-income securities	29%	32%	15%–40%	10%	9%	20%	100%	100%
Real estate	5%	4%	0–5%	7%	10%	7%	—%	—%
Cash and other	—%	—%	—%	25%	24%	15%	—%	—%
To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Superannuation Plan’s assets and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2022, the Company expects to receive a long-term rate of return of 6.5% for the U.S. Plans and 5.0% for the Superannuation Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair values of the Company’s pension plan assets as of December 31, 2021, by category, are as follow:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2021
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$25,148	$—	$25,148
Medium cap(1)	—	4,757	—	4,757
Small cap(1)	1,735	1,840	—	3,575
Non-U.S. equities:
Large cap(2)	15,611	—	—	15,611
Emerging markets(3)	4,283	—	—	4,283
Fixed-income securities:
Money markets(4)	—	807	—	807
U.S. bonds(5)	11,524	3,932	—	15,456
Non-U.S. bonds(5)	7,383	—	—	7,383
Real estate(6)	—	4,459	—	4,459
Common/collective trusts	—	1,656	—	1,656
Other	—	—	1,148	1,148
Total assets	$40,536	$42,599	$1,148	$84,283

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair values of the Company’s pension plan assets as of December 31, 2020, by category, are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2020
Assets	(In thousands)
U.S. equities:
Large cap(1)	$—	$20,960	$—	$20,960
Medium cap(1)	—	4,024	—	4,024
Small cap(1)	1,365	1,936	—	3,301
Non-U.S. equities:
Large cap(2)	16,183	—	—	16,183
Emerging markets(3)	4,759	—	—	4,759
Fixed-income securities:
Money markets(4)	—	2,163	—	2,163
U.S. bonds(5)	11,067	3,581	—	14,648
Non-U.S. bonds(5)	7,635	—	—	7,635
Real estate(6)	—	3,417	—	3,417
Common/collective trusts	—	1,571	—	1,571
Total assets	$41,009	$37,652	$—	$78,661
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
The Superannuation Plans are common/collective trusts and commingled trusts investments, which invest in other collective trust funds otherwise known as the underlying funds. The Company’s interests in the commingled trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2.
As of December 31, 2021, The Austria Plans’ assets are held in an insurance annuity contract. Investments are classified based on the lowest level of input that is significant to the fair value measurement. The fair value of the

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

insurance contract is determined based on the cash surrender value of the insurance contract, with an independent insurance company. The contract is classified within level 3 of the valuation hierarchy. As of December 31 2020, the Company did not have any investments classified as Level 3.
The Company expects to contribute an immaterial amount to certain plans during 2022 based on the expected funded status of the plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2021:

Years Ending December 31:	(In thousands)
2022	$6,905
2023	5,931
2024	5,584
2025	5,317
2026	5,207
Thereafter	25,079
$54,023
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
The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2021, 2020 and 2019, and sets forth the contributions into each plan. The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number. The most recent Pension Protection Act zone status available in 2018 and 2019 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

80% funded, and plans certified in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates whether a financial improvement plan (FIP) for yellow/orange zone plans, or a rehabilitation plan (RP) for red zone plans, is either pending or has been implemented. As of December 31, 2021, all plans that have either a FIP or RP requirement have had the respective FIP or RP implemented (see table below).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from February 13, 2019 to June 30, 2026. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2021, 2020 and 2019.
The Company contributes to multi-employer plans that cover approximately 60% of union associates. The amounts charged to expense within the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 were $19.1 million, $18.1 million and $18.0 million, respectively. Projected minimum contributions required for the upcoming fiscal year are approximately $20.5 million.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Americold Contributions			Surcharge Imposed
		2021	2020		2021	2020	2019
					(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers (2)	36-6052390	Green	Green	No	$6	$11	$6	No

Central States SE & SW Areas Health and Welfare Pension Plans (1)	36-6044243	Red	Red	Yes/ Implemented	9,060	9,132	9,238	No

New England Teamsters & Trucking Industry Pension Plan (3)	04-6372430	Red	Red	Yes/ Implemented	529	456	456	No

Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Red	Red	No	338	404	449	No

I.U.O.E Stationary Engineers Local 39 Pension Fund (1)	94-6118939	Green	Green	No	186	119	194	No

United Food & Commercial Workers International Union-Industry Pension Fund (4)	51-6055922	Green	Green	No	108	126	105	No

Western Conference of Teamsters Pension Fund (1)	91-6145047	Green	Green	No	7,784	7,727	7,398	No

Minneapolis Food Distributing Industry Pension Plan (1)	41-6047047	Green	Green	No	127	146	116	No

WWEC Local 863 Pension Fund(5)	26-3541447	Yellow	Yellow	Yes/ Implemented	967	—	—	No

				Total Contributions	$19,105	$18,121	$17,962
(1)The status information is for the plans’ year end at December 31, 2021 and 2020.
(2)The status information is for the plans’ year end at January 31, 2021 and 2020.
(3)The status information is for the plans’ year end at September 30, 2021 and 2020. The Company withdrew from the multi-employer plan on October, 31, 2017.
(4)The status information is for the plans’ year end at June 30, 2021 and 2020.
(5)The Company reflects no contributions in 2020 and 2019 as this fund was inherited in connection with the Newark Facility Management acquisition in 2021.
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense within the Consolidated Statements of Operations and for the years ended December 31, 2021, 2020 and 2019 were $7.3 million, $6.1 million and $5.8 million, respectively.
Defined Contribution Plan
The Company has defined contribution employee benefit plans, which cover all eligible associates. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) Plan charged to expense within the Consolidated Statements of Operations for each of the years ended December 31, 2021, 2020 and 2019 was $9.0 million, $5.7 million and $4.2 million, respectively.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2021, 2020 and 2019.
19. Commitments and Contingencies
Letters of Credit
As of December 31, 2021 and 2020, there were $21.6 million and $21.7 million, respectively, of outstanding letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility.
Bonds
The Company had outstanding surety bonds of $12.8 million and $10.1 million as of December 31, 2021 and 2020, respectively. These bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations. The increase relates to subdivision bonds required for the construction of a new site in Pennsylvania.
Construction Commitments
As of December 31, 2021, the Company had the following construction commitments related to its ongoing development of new facilities or expansion of existing facilities:

Facility	Committed construction cost (in thousands)	Expected construction completion period
Atlanta, GA	$25,599	Q3 2023
Barcelona, Spain	11,399	Q4 2022
Dublin, Ireland	20,103	Q3 2022
Dunkirk, NY	14,967	Q2 2022
Lancaster, PA	23,341	Q3 2022
Plainville, CT	32,763	Q4 2022
Russellville, AR	33,854	Q4 2022
Spearwood, Australia	40,276	Q2 2023
Total construction commitments	$202,302
Collective Bargaining Agreements
As of December 31, 2021, worldwide we employed approximately 16,275 people. Currently, 37% of the Company’s labor force is covered by collective bargaining agreements, and 84 of our 250 warehouses have unionized associates that are governed by 73 different collective bargaining agreements. During 2021, we have successfully negotiated and renewed 17 agreements. Since January 1, 2016, 112 collective bargaining agreements have been successfully negotiated without any work stoppages.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

During 2022, the Company will be renegotiating 26 collective bargaining agreements, which make up approximately 11% of our employee population, covering all or parts of 22 operating warehouses worldwide. The Company does not anticipate any workplace disruptions during this renegotiation process.
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
On February 7, 2013, the Company removed the case to the U.S. federal court and ultimately filed a motion for summary judgment. The court granted the Company’s motion and dismissed the case. Only one plaintiff appealed the dismissal to the U.S. Court of Appeals. The Court of Appeals ordered that the case be remanded to the Kansas state court and the judgment in favor of Americold be vacated, finding U.S. federal diversity jurisdiction did not exist over the Company.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

document reinstating the consent judgment assigned in the 1994 Settlement Agreement. Plaintiffs filed a later motion to add back the damages claim, which was granted in February 2018.
Since December 31, 2018, the court granted the Company’s motions to dismiss Kraft and Safeway from the case given they did not appeal the District Court’s Order dismissing their claims and are bound by the judgment entered against them. The Kraft and Safeway plaintiffs have appealed their dismissals. On October 22, 2021, the Kansas Court of Appeals reversed the trial court’s decision. The Company has appealed that decision to the Kansas Supreme Court. The trial court has stayed the proceedings pending the appeal. On February 25, 2022, the Kansas Supreme Court upheld the decision of the Kansas Court of Appeals. In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb owes coverage of the amounts sought by plaintiffs and for bad faith damages for denying coverage. Given the status of the proceedings to date, the Company believes it has strong defenses to the claims. At this time, a liability amount cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its consolidated financial statements.
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
PFS’s request for a preliminary injunction was denied after oral argument on February 26, 2019. On March 1, 2019, PFS filed an application for interim injunctive relief from the Appellate Division of the Supreme Court, First Judicial Department(“First Department”).
On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS sought compensatory, consequential and/or punitive damages. The Company filed a motion to require PFS to reimburse the Company for its legal fees it incurred for the state court action before PFS is allowed to proceed in the federal court action. On February 18, 2020, the Court granted Americold’s request for an award of legal fees from PFS but declined to stay the case pending payment of that award. As to the amount of the award, the Company and PFS have entered into a stipulation that PFS will pay Americold $0.6 million to reimburse the Company for its legal fees upon conclusion of the case. PFS has since amended its complaint, and Americold has filed a motion to dismiss that amended complaint.
On June 25, 2020, Fenway Polar Representative (“Fenway”), an entity alleging to represent the interests of the former shareholders of PFS, filed a lawsuit in the Supreme Court of the State of New York, New York County making similar factual allegations as those made in the PFS Action and seeking damages in excess of $400.0 million due to the Company’s alleged fraudulent and tortious interference in the sale of PFS (the “Fenway Action”). On May 10, 2021, the trial court dismissed the Fenway case with prejudice finding that Fenway did not have standing to assert their claims. Fenway has appealed the decision and on December 7, 2021, the First Judicial Department of the Appellate Division of the Supreme Court of New York unanimously upheld the dismissal. The case is now dismissed with prejudice.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of December 31, 2021 and 2020. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of December 31, 2021, and any liabilities associated with these considerations are considered remote and not estimable. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2021 and 2020. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact us.
20. Accumulated Other Comprehensive Income (Loss)
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2021, 2020 and 2019 is as follows:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2021	2020	2019
Pension and other postretirement benefits:	(In thousands)
Balance at beginning of period, net of tax	$(3,325)	$(4,758)	$(8,027)
Gain (loss) arising during the period	6,786	(317)	1,180
Less: Tax (benefit) expense	(35)	25	3
Net gain (loss) arising during the period	6,821	(342)	1,177
Amortization of net loss and prior service cost (1)	1,508	1,775	2,092
Net amount reclassified from AOCI to net (loss) income	1,508	1,775	2,092
Other comprehensive income , net of tax	8,329	1,433	3,269
Balance at end of period, net of tax	5,004	(3,325)	(4,758)
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	3,234	(6,710)	(3,322)
(Loss) gain on foreign currency translation	(6,315)	9,944	(783)
Derecognition of cumulative foreign currency translation gain upon sale of partially owned entities (2)	—	—	(2,605)
Net (loss) gain on foreign currency translation	(6,315)	9,944	(3,388)
Balance at end of period, net of tax	(3,081)	3,234	(6,710)
Designated derivatives:
Balance at beginning of period, net of tax	(4,288)	(2,658)	(1,166)
Unrealized gain (loss) on cash flow hedge derivatives	11,626	(30,168)	(1,450)
Unrealized gain on net investment hedge derivative	—	5,250	—
Less: Tax expense	—	—	—
Net gain (loss) designated derivatives	11,626	(24,918)	(1,450)
Net amount reclassified from AOCI to net (loss) income (interest expense)	175	3,442	(306)
Net amount reclassified from AOCI to net (loss) income (loss on debt extinguishment, modifications and termination of derivative instruments)	2,681	7,688	—
Net amount reclassified from AOCI to net (loss) income (foreign exchange (gain) loss, net)	(7,595)	12,158	264
Balance at end of period, net of tax	2,599	(4,288)	(2,658)

Accumulated other comprehensive gain (loss)	$4,522	$(4,379)	$(14,126)
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

21. Geographic Concentrations
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2021, 2020 and 2019, and total assets as of December 31, 2021 and 2020:

	Total Revenues			Total Assets
	2021	2020	2019	2021	2020
	(In thousands)
North America	$2,092,046	$1,729,657	$1,527,270	$6,419,745	$6,067,809
Europe	321,705	—	—	1,228,442	1,329,755
Asia-Pacific	281,164	248,494	246,788	473,764	375,082
South America	19,875	9,576	9,647	94,246	58,505
	$2,714,790	$1,987,727	$1,783,705	$8,216,197	$7,831,151
The following table provides long-lived assets by geography for the years ended December 31, 2021 and 2020:

	Long-Lived Assets
	2021	2020
	(In thousands)
North America	$4,499,718	$4,133,145
Europe	680,338	785,813
Asia-Pacific	340,078	246,162
South America	79,377	50,975
	$5,599,511	$5,216,095

22. Segment Information
Our principal operations are organized into four reportable segments: Warehouse, Third-party managed, Transportation and Other.
•Warehouse. Our primary source of revenues consists of rent and storage and warehouse services fees. Our rent and storage and warehouse services revenues are the key drivers of our financial performance. Rent and storage revenues consist of recurring, periodic charges related to the storage of frozen and perishable food and other products in our warehouses. We also provide these customers with a wide array of handling and other warehouse services, such as (1) receipt, handling and placement of products into our warehouses for storage and preservation, (2) retrieval of products from storage upon customer request, (3) blast freezing, which involves the rapid freezing of non-frozen products, including individual quick freezing for agricultural produce and seafood, (4) case-picking, which involves selecting product cases to build customized pallets, (5) kitting and repackaging, which involves assembling custom product packages for delivery to retailers and consumers, and labeling services, (6) order assembly and load consolidation, (7) exporting and importing support services, (8) container handling, (9) cross-docking, which involves transferring inbound products to outbound trucks utilizing our warehouse docks without storing them in our warehouses, (10) government-approved temperature-controlled storage and inspection services, (11) fumigation, (12) pre-cooling and cold treatment services, (13) produce grading and bagging, (14) protein boxing, (15) e-commerce fulfillment, and

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(16) ripening. We may charge our customers in advance for storage and outbound handling fees. Cost of operations for our warehouse segment consists of power, other facilities costs, labor and other services costs.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents segment revenues and contributions with a reconciliation to (Loss) income before income tax benefit for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Segment revenues:
Warehouse	$2,085,387	$1,549,314	$1,377,217
Third-party managed	317,311	291,751	252,939
Transportation	312,092	142,203	144,844
Other	—	4,459	8,705
Total revenues	2,714,790	1,987,727	1,783,705

Segment contribution:
Warehouse	586,436	520,333	447,591
Third-party managed	13,964	12,228	11,761
Transportation	29,376	18,807	18,067
Other	(109)	130	838
Total segment contribution	629,667	551,498	478,257

Reconciling items:
Depreciation and amortization	(319,840)	(215,891)	(163,348)
Selling, general and administrative	(182,076)	(144,738)	(129,310)
Acquisition, litigation and other	(51,578)	(36,306)	(40,614)
Impairment of long-lived assets	(3,312)	(8,236)	(13,485)
Gain (loss) from sale of real estate	—	22,124	(34)
Interest expense	(99,177)	(91,481)	(94,408)
Interest income	841	1,162	6,286
Bridge loan commitment fees	—	(2,438)	(2,665)
Loss on debt extinguishment, modifications and termination of derivative instruments	(5,689)	(9,975)	—
Foreign currency exchange (loss) gain, net	(610)	(45,278)	10
Other income (expense), net	1,900	(2,563)	(1,870)
Loss from partially owned entities	(2,004)	(250)	(111)
Gain from sale of partially owned entities	—	—	4,297
(Loss) income before income tax benefit	$(31,878)	$17,628	$43,005

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Consolidated Balance Sheets.

	Years Ended December 31,
	2021	2020
	(In thousands)
Assets:
Warehouse	$7,821,426	$4,815,587
Third-party managed	48,497	52,818
Transportation	218,252	151,872
Other	—	35
Total segments assets	8,088,175	5,020,312

Reconciling items:
Corporate assets	90,564	621,836
Unallocated acquisitions(1)	—	2,144,096
Investments in partially owned entities	37,458	44,907
Total reconciling items	128,022	2,810,839
Total assets	$8,216,197	$7,831,151
(1) The assets acquired in 2020 related to the Agro acquisition were reflected in the above table within the row titled ‘Unallocated Acquisitions’ as the acquired assets had not yet been assigned to the respective segments as of December 31, 2020 given the short period of time between the acquisition date, December 30, 2020, and year-end. The assets were assigned to the Warehouse and Transportation segments during the measurement period.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the years ended December 31, 2021, 2020 and 2019 is as follows:

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Weighted average common shares outstanding – basic	259,056	203,255	179,598
Dilutive effect of share-based awards	—	1,532	1,660
Equity forward contracts	—	2,153	2,692
Weighted average common shares outstanding – diluted	259,056	206,940	183,950
For the year ended December 31, 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to share-based awards and equity forward contract stock shares.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Employee stock options	301	—	—
Restricted stock units	1,009	170	250
OP units	453	—	—
Equity forward contracts	3,285	2,231	—
	5,048	2,401	250
24. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2021, 2020 and 2019 by segment and geographic region:

	December 31, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$691,174	$69,997	$64,469	$11,911	$837,551
Warehouse services(1)	919,692	110,517	172,701	6,324	1,209,234
Third-party managed	295,878	—	21,433	—	317,311
Transportation	152,826	135,065	22,561	1,640	312,092
Total revenues (2)	2,059,570	315,579	281,164	19,875	2,676,188
Lease revenue (3)	32,476	6,126	—	—	38,602
Total revenues from contracts with all customers	$2,092,046	$321,705	$281,164	$19,875	$2,714,790

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2020
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$581,421	$—	$53,860	$5,120	$640,401
Warehouse services(1)	727,994	—	152,561	2,610	883,165
Third-party managed	273,465	—	18,286	—	291,751
Transportation	116,570	—	23,787	1,846	142,203
Other	4,448	—	—	—	4,448
Total revenues (2)	1,703,898	—	248,494	9,576	1,961,968
Lease revenue (3)	25,759	—	—	—	25,759
Total revenues from contracts with all customers	$1,729,657	$—	$248,494	$9,576	$1,987,727

	December 31, 2019
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$502,674	$—	$53,114	$4,749	$560,537
Warehouse services(1)	653,890	—	137,746	3,072	794,708
Third-party managed	238,034	—	14,886	—	252,920
Transportation	101,976	—	41,042	1,826	144,844
Other	8,683	—	—	—	8,683
Total revenues (2)	1,505,257	—	246,788	9,647	1,761,692
Lease revenue (3)	22,013	—	—	—	22,013
Total revenues from contracts with all customers	$1,527,270	$—	$246,788	$9,647	$1,783,705
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $13.5 million for the year ended December 31, 2021. This revenue is generated by a facility acquired on December 30, 2020, therefore there was no related revenue during the year ended December 31, 2020.
(2)Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
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

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

typically monthly, either in advance or subsequent to the performance of services. The same payment terms typically apply for arrangements containing variable consideration.
The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
At December 31, 2021, the Company had $671.7 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 31% of these remaining performance obligations as revenue in 2022, and the remaining 69% to be recognized over a weighted average period of 11.5 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2021, were not materially impacted by any other factors.
Receivables balances related to contracts with customers accounted for under ASC 606 were $375.1 million and $321.5 million at December 31, 2021 and 2020, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $26.1 million and $19.2 million at December 31, 2021 and 2020, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2020 and 2019 has been recognized as of December 31, 2021 and 2020, respectively, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

25. Balance Sheet of the Operating Partnership
The following table reflects the Consolidated Balance Sheets of the Operating Partnership as of December 31, 2021 and 2020:

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2021	2020
Assets
Property, buildings and equipment:
Land	$807,495	$662,885
Buildings and improvements	4,152,763	4,004,824
Machinery and equipment	1,352,399	1,177,572
Assets under construction	450,153	303,531
	6,762,810	6,148,812
Accumulated depreciation	(1,634,909)	(1,382,298)
Property, buildings and equipment – net	5,127,901	4,766,514

Operating lease right-of-use assets	377,536	291,797
Accumulated depreciation – operating leases	(57,483)	(24,483)
Operating leases – net	320,053	267,314

Financing leases:
Buildings and improvements	13,552	60,513
Machinery and equipment	146,341	109,416
	159,893	169,929
Accumulated depreciation – financing leases	(58,165)	(40,937)
Financing leases – net	101,728	128,992
Cash, cash equivalents, and restricted cash	82,958	621,051
Accounts receivable – net of allowance of $18,755 and $12,286 at December 31, 2021 and 2020, respectively	380,014	324,221
Identifiable intangible assets – net	980,966	797,423
Goodwill	1,072,980	794,335
Investments in partially owned entities	37,458	44,907
Other assets	112,139	86,394
Total assets	$8,216,197	$7,831,151

Americold Realty Trust and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Americold Realty Operating Partnership, L.P. and Subsidiaries
Consolidated Balance Sheets (Continued)
(In thousands, except shares and per share amounts)
	December 31,
	2021	2020
Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$399,314	$—
Accounts payable and accrued expenses	559,412	552,547
Mortgage notes, senior unsecured notes and term loan – net of deferred financing costs of $11,050 and $15,952 in the aggregate, at December 31, 2021 and 2020, respectively	2,443,806	2,648,266
Sale-leaseback financing obligations	178,817	185,060
Financing lease obligations	97,633	125,926
Operating lease obligations	301,765	269,147
Unearned revenue	26,143	19,209
Pension and postretirement benefits	2,843	9,145
Deferred tax liability – net	169,209	220,502
Multiemployer pension plan withdrawal liability	8,179	8,528
Total liabilities	4,187,121	4,038,330
Partner’s capital:
General partner – 265,599,766 and 249,185,577 units issued and outstanding as of December 31, 2021 and 2020, respectively	3,967,327	3,753,240
Limited partner – 2,682,826 and 2,517,026 units issued and outstanding as of December 31, 2021 and 2020, respectively	57,227	43,960
Accumulated other comprehensive income (loss)	4,522	(4,379)
Total partners’ capital	4,029,076	3,792,821

Total liabilities and partners’ capital	8,216,197	7,831,151

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
US
Albertville, AL	1	$—	$1,251	$12,385	1,391	$1,381	$13,647	$15,028	$(6,610)	1993	2008
Allentown, PA	2	—	5,780	47,807	8,691	6,867	55,411	62,278	(27,539)	1976	2008
Amarillo, TX	1	—	871	4,473	1,610	942	6,012	6,954	(2,967)	1973	2008
Anaheim, CA	1	—	9,509	16,810	4,319	9,519	21,119	30,638	(10,044)	1965	2009
Appleton, WI	1	—	200	5,022	11,818	916	16,124	17,040	(5,591)	1989	2009
Atlanta - Lakewood, GA	1	—	4,297	3,369	(1,196)	639	5,831	6,470	(2,631)	1963	2008
Atlanta - Skygate, GA	1	—	1,851	12,731	2,622	2,417	14,787	17,204	(5,263)	2001	2008
Atlanta - Southgate, GA	1	—	1,623	17,652	3,433	2,480	20,228	22,708	(8,043)	1996	2008
Atlanta - Tradewater, GA	1	—	—	36,966	10,323	8,129	39,159	47,288	(10,041)	2004	2008
Atlanta - Westgate, GA	1	—	2,270	24,659	950	3,226	24,653	27,879	(11,840)	1990	2008
Atlanta, GA - Corporate	—	—	—	365	25,936	—	26,301	26,301	(7,468)	1999/2014	2008
Augusta, GA	1	—	2,678	1,943	1,202	2,843	2,980	5,823	(1,938)	1971	2008
Babcock, WI	1	—	852	8,916	205	895	9,078	9,973	(3,408)	1999	2008
Bartow, FL	1	—	—	2,451	833	89	3,195	3,284	(2,634)	1962	2008
Belvidere-Imron, IL	1	—	2,000	11,989	3,958	2,413	15,534	17,947	(7,354)	1991	2009
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	2,068	3	4,183	4,186	(4,030)	1991	2009
Benson, NC (1)	1	—	3,660	35,825	52	3,660	35,877	39,537	(3,434)	1997	2019
Birmingham, AL	1	917	1,002	957	2,380	1,269	3,070	4,339	(1,218)	1963	2008
Brea, CA	1	—	4,645	5,891	1,129	4,776	6,889	11,665	(3,226)	1975	2009
Brooklyn Park, MN	1	—	1,600	8,951	1,769	1,600	10,720	12,320	(5,164)	1986	2009
Burley, ID	2	—	—	16,136	3,934	146	19,924	20,070	(15,311)	1959	2008
Burlington, WA	3	13,375	694	6,108	2,605	711	8,696	9,407	(4,655)	1965	2008
Carson, CA	1	—	9,100	13,731	1,758	9,133	15,456	24,589	(5,848)	2002	2009
Cartersville, GA	1	—	1,500	8,505	1,416	1,611	9,810	11,421	(4,361)	1996	2009
Carthage Warehouse Dist, MO	1	—	61,445	33,880	8,389	62,636	41,078	103,714	(23,527)	1972	2008
Chambersburg, PA (4)	1	—	1,368	15,868	220	1,368	16,088	17,456	(1,500)	1994	2019

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Cherokee, IA (1)	1	—	580	8,343	27	595	8,355	8,950	(847)	1965	2019
Chesapeake, VA (1)	1	—	2,740	13,452	19,864	2,854	33,202	36,056	(2,614)	1991	2019
Chillicothe, MO (1)	1	—	670	44,905	276	670	45,181	45,851	(3,917)	1999	2019
City of Industry, CA	2	—	—	1,455	1,960	257	3,158	3,415	(3,153)	1962	2009
Clearfield, UT	1	—	2,881	14,945	7,524	2,661	22,689	25,350	(10,002)	1973	2008
Clearfield 2, UT	1	—	806	21,569	1,376	1,148	22,603	23,751	(3,607)	2017	2017
Columbia, SC	1	—	768	1,429	1,491	904	2,784	3,688	(1,360)	1971	2008
Columbus, OH (1)	1	—	2,440	38,939	6,422	2,838	44,963	47,801	(3,397)	1996	2019
Connell, WA	1	—	497	8,728	1,281	570	9,936	10,506	(4,786)	1969	2008
Dallas, TX	1	—	1,468	14,385	13,766	3,010	26,609	29,619	(9,358)	1994	2009
Delhi, LA	1	15,101	539	12,228	587	587	12,767	13,354	(8,058)	2010	2010
Denver-50th Street, CO	1	—	—	1,724	592	—	2,316	2,316	(2,316)	1974	2008
Dominguez Hills, CA	1	—	11,149	10,894	1,486	11,162	12,367	23,529	(5,801)	1989	2009
Douglas, GA	1	—	400	2,080	2,372	401	4,451	4,852	(1,725)	1969	2009
Eagan, MN (1)	1	—	6,050	49,441	135	6,050	49,576	55,626	(4,343)	1964	2019
East Dubuque, IL	1	—	722	13,764	669	766	14,389	15,155	(5,515)	1993	2008
East Point, GA	1	—	1,884	3,621	3,857	2,020	7,342	9,362	(3,500)	1959	2016
Fairfield, OH (1)	1	—	1,880	20,849	278	1,880	21,127	23,007	(2,064)	1993	2019
Fairmont, MN (1)	1	—	1,650	13,738	64	1,650	13,802	15,452	(1,252)	1968	2019
Fort Dodge, IA	1	—	1,022	7,162	1,314	1,226	8,272	9,498	(3,922)	1979	2008
Fort Smith, AR	2	—	308	2,231	2,542	342	4,739	5,081	(1,731)	1958	2008
Fort Smith - Highway 45, AR (1)	1	—	2,245	51,998	41	2,245	52,039	54,284	(4,707)	1987	2019
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,866	1,717	6,904	8,621	(2,398)	1995	2009
Fort Worth-Samuels, TX	2	—	1,985	13,447	4,816	2,124	18,124	20,248	(7,985)	1977	2009
Fremont, NE	1	25,671	629	3,109	6,313	691	9,360	10,051	(5,189)	1968	2008
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	4,655	5,873	29,078	34,951	(12,375)	2005	2008
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	1,885	1,978	10,300	12,278	(4,344)	1998	2008
Gadsden, AL	1	22,247	100	9,820	(225)	388	9,307	9,695	(3,819)	1991	2013
Gaffney, SC	1	—	1,000	3,263	175	1,005	3,433	4,438	(1,586)	1995	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Gainesville, GA	1	—	400	5,704	1,338	434	7,008	7,442	(3,084)	1989	2009
Gainesville - Candler, GA (2)	1	—	716	3,258	1,254	770	4,458	5,228	(624)	1995	2019
Garden City, KS	1	—	446	4,721	2,162	446	6,883	7,329	(2,786)	1980	2008
Gateway, GA	2	—	3,271	19,693	48,034	5,045	65,953	70,998	(9,795)	1972	2008
Geneva Lakes, WI	1	—	1,579	36,020	3,876	2,513	38,962	41,475	(14,764)	1991	2009
Gloucester - Rogers, MA	1	—	1,683	3,675	5,980	1,835	9,503	11,338	(2,748)	1967	2008
Gloucester - Rowe, MA	1	—	1,146	2,833	11,780	1,281	14,478	15,759	(4,546)	1955	2008
Gouldsboro, PA	1	—	4,224	29,473	3,646	5,302	32,041	37,343	(11,400)	2006	2009
Grand Island, NE	1	—	430	6,542	(1,922)	484	4,566	5,050	(2,255)	1995	2008
Green Bay, WI	2	—	—	2,028	3,407	263	5,172	5,435	(3,319)	1935	2009
Greenville, SC	1	—	200	1,108	403	203	1,508	1,711	(1,268)	1962	2009
Hatfield, PA	2	—	5,002	28,286	10,319	5,827	37,780	43,607	(16,415)	1983	2009
Henderson, NV	2	—	9,043	14,415	1,811	9,056	16,213	25,269	(6,161)	1988	2009
Hermiston, OR	1	31,254	1,322	7,107	473	1,403	7,499	8,902	(3,452)	1975	2008
Houston, TX	1	—	1,454	10,084	1,889	1,531	11,896	13,427	(4,397)	1990	2009
Indianapolis, IN	4	—	1,897	18,991	22,193	4,372	38,709	43,081	(15,760)	1975	2008
Jefferson, WI	2	—	1,553	19,805	2,415	1,887	21,886	23,773	(10,065)	1975	2009
Johnson, AR (1)	1	—	6,159	24,802	107	6,173	24,895	31,068	(3,222)	1955	2019
Lakeville, MN (1)	1	—	4,000	47,790	167	4,013	47,944	51,957	(4,347)	1970	2019
Lancaster, PA	1	—	2,203	15,670	1,099	2,371	16,601	18,972	(6,301)	1993	2009
LaPorte, TX	1	—	2,945	19,263	3,820	3,459	22,569	26,028	(9,149)	1990	2009
Le Mars, IA (1)	1	—	1,000	12,596	230	1,100	12,726	13,826	(1,395)	1991	2019
Leesport, PA	1	—	1,206	14,112	12,624	1,796	26,146	27,942	(9,040)	1993	2008
Lowell, AR (1)	1	—	2,610	31,984	377	2,914	32,057	34,971	(3,353)	1992	2019
Lula, GA (2)	1	—	3,864	35,382	694	4,024	35,916	39,940	(3,854)	1996	2019
Lynden, WA	5	—	1,420	8,590	1,729	1,430	10,309	11,739	(4,549)	1946	2009
Marshall, MO	1	10,031	741	10,304	805	869	10,981	11,850	(4,785)	1985	2008
Massillon 17th, OH	1	—	175	15,322	925	474	15,948	16,422	(6,583)	2000	2008
Massillon Erie, OH	1	—	—	1,988	587	—	2,575	2,575	(2,501)	1984	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Memphis Chelsea , TN	—	—	80	2	(82)	—	—	—	—	1972	2008
Middleboro, MA	1	—	404	15,031	177	441	15,171	15,612	(1,288)	2018	2018
Milwaukie, OR	2	—	2,473	8,112	1,916	2,523	9,978	12,501	(6,394)	1958	2008
Mobile, AL	1	—	10	3,203	1,602	24	4,791	4,815	(1,816)	1976	2009
Modesto, CA	6	—	2,428	19,594	6,415	3,025	25,412	28,437	(12,260)	1945	2009
Monmouth, IL (1)	1	—	2,660	48,348	517	2,683	48,842	51,525	(3,658)	2014	2019
Montgomery, AL	1	6,364	850	7,746	(271)	1,157	7,168	8,325	(3,278)	1989	2013
Moses Lake, WA	1	28,880	575	11,046	2,999	1,168	13,452	14,620	(6,148)	1967	2008
Murfreesboro, TN	1	—	1,094	10,936	3,795	1,332	14,493	15,825	(7,580)	1982	2008
Nampa, ID	4	—	1,588	11,864	2,448	1,817	14,083	15,900	(8,504)	1946	2008
Napoleon, OH (1)	1	—	2,340	57,677	332	2,350	57,999	60,349	(5,149)	1974	2019
New Ulm, MN	7	—	725	10,405	1,887	822	12,195	13,017	(4,848)	1984	2009
North Little Rock, AR (1)	1	—	1,680	12,841	15,031	2,226	27,326	29,552	(2,368)	1996	2019
Oklahoma City, OK	1	—	742	2,411	2,032	888	4,297	5,185	(2,003)	1968	2008
Ontario, CA	3	—	14,673	3,632	28,446	14,747	32,004	46,751	(14,778)	1987(1)/1984(2)/1983(3)	2008
Ontario, OR	4	—	—	13,791	9,915	1,281	22,425	23,706	(15,221)	1962	2008
Pasco, WA	1	—	557	15,809	589	615	16,340	16,955	(6,241)	1984	2008
Pendergrass, GA	1	—	500	12,810	3,374	580	16,104	16,684	(7,530)	1993	2009
Perryville, MD (4)	1	—	1,626	19,083	5,491	5,820	20,380	26,200	(1,542)	2007	2019
Phoenix2, AZ	1	—	3,182	11,312	97	3,182	11,409	14,591	(3,010)	2014	2014
Piedmont, SC	1	—	500	9,883	1,536	506	11,413	11,919	(5,622)	1981	2009
Plover, WI	1	32,629	1,390	18,298	6,873	2,522	24,039	26,561	(11,550)	1981	2008
Portland, ME	1	—	305	2,402	1,241	324	3,624	3,948	(1,332)	1952	2008
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	49,233	4,385	64,886	69,271	(13,323)	1995	2008
Rochelle, IL (Caron)	1	—	2,071	36,658	1,077	2,257	37,549	39,806	(16,444)	2004	2008
Russellville, AR - Elmira	1	—	1,261	9,910	3,341	1,385	13,127	14,512	(7,384)	1986	2008
Russellville, AR - Route 324 (1)	1	—	2,467	29,179	28	2,499	29,175	31,674	(2,925)	1993	2019
Russellville, AR - Valley	1	—	708	15,832	4,050	759	19,831	20,590	(7,197)	1995	2008
Salem, OR	4	37,342	3,055	21,096	5,994	3,305	26,840	30,145	(12,982)	1963	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Salinas, CA	5	—	7,244	7,181	12,279	8,130	18,574	26,704	(7,958)	1958	2009
Salt Lake City, UT	1	—	—	22,481	10,483	474	32,490	32,964	(18,016)	1998	2010
San Antonio - HEB, TX	1	—	2,014	22,902	—	2,014	22,902	24,916	(5,732)	1982	2017
San Antonio, TX	3	—	1,894	11,101	3,784	2,167	14,612	16,779	(9,123)	1913	2009
Sanford, NC (1)	1	—	3,110	34,104	348	3,126	34,436	37,562	(3,192)	1996	2019
Savannah, GA (3)	1	—	20,715	10,456	4,645	22,713	13,103	35,816	(1,536)	2015	2019
Savannah 2, GA	1	—	3,002	37,571	197	3,013	37,757	40,770	(2,443)	2020	2020
Sebree, KY	1	—	638	7,895	1,859	802	9,590	10,392	(3,298)	1998	2008
Sikeston, MO	1	—	258	11,936	3,239	2,350	13,083	15,433	(5,496)	1998	2009
Sioux City - 2640, IA (1)	1	—	5,950	28,391	(827)	4,529	28,985	33,514	(3,307)	1990	2019
Sioux City - 2900, IA (1)	1	—	3,070	56,336	1,665	4,481	56,590	61,071	(5,801)	1995	2019
Sioux Falls, SD	1	—	856	4,780	4,689	1,044	9,281	10,325	(4,937)	1972	2008
Springdale, AR	1	7,469	844	10,754	1,820	872	12,546	13,418	(5,872)	1982	2008
St. Louis, MO	2	—	2,082	7,566	2,217	2,198	9,667	11,865	(3,742)	1956	2009
St. Paul, MN	2	—	1,800	12,129	866	1,800	12,995	14,795	(6,014)	1970	2009
Strasburg, VA	1	—	1,551	15,038	2,045	1,703	16,931	18,634	(6,520)	1999	2008
Sumter, SC (1)	1	—	530	8,738	44	560	8,752	9,312	(1,228)	1979	2019
Syracuse, NY	2	—	2,177	20,056	6,066	2,420	25,879	28,299	(11,130)	1960	2008
Tacoma, WA	1	—	—	21,216	2,625	27	23,814	23,841	(8,934)	2010	2010
Tampa Plant City, FL	2	—	1,333	11,836	1,628	1,380	13,417	14,797	(5,232)	1987	2009
Tarboro, NC	1	16,692	1,078	9,586	1,340	1,225	10,779	12,004	(4,373)	1988	2008
Taunton, MA	1	—	1,477	14,159	1,450	1,703	15,383	17,086	(5,853)	1999	2009
Texarkana, AR	1	3,452	842	11,169	1,678	921	12,768	13,689	(4,938)	1992	2008
Tomah, WI	1	18,121	886	10,715	533	957	11,177	12,134	(5,156)	1989	2008
Turlock, CA (#1)	2	—	944	4,056	633	967	4,666	5,633	(2,253)	1995	2008
Turlock, CA (#2)	1	—	3,091	7,004	3,526	3,124	10,497	13,621	(4,059)	1985	2008
Vernon 2, CA	1	—	8,100	13,490	3,588	8,112	17,066	25,178	(8,982)	1965	2009
Victorville, CA	1	—	2,810	22,811	1,110	2,820	23,911	26,731	(9,612)	2004	2008
Walla Walla, WA	2	—	215	4,693	654	159	5,403	5,562	(3,394)	1960	2008

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Wallula, WA	1	—	690	2,645	832	788	3,379	4,167	(1,435)	1982	2008
Watsonville, CA	1	—	—	8,138	2,291	21	10,408	10,429	(8,299)	1984	2008
West Memphis, AR	1	—	1,460	12,300	3,383	2,802	14,341	17,143	(6,909)	1985	2008
Wichita, KS	1	—	1,297	4,717	2,163	1,432	6,745	8,177	(3,210)	1972	2008
Woodburn, OR	1	—	1,552	9,860	4,516	1,627	14,301	15,928	(5,406)	1952	2008
York, PA	1	—	3,838	36,621	2,929	4,133	39,255	43,388	(16,563)	1994	2008
York-Willow Springs, PA	1	—	1,300	7,351	767	1,416	8,002	9,418	(3,767)	1987	2009
Zumbrota, MN	3	—	800	10,360	1,755	934	11,981	12,915	(4,764)	1996	2009
Newport, MN	1	—	3,383	19,877	1,243	3,744	20,759	24,503	(2,076)	1964	2020
Tampa Maple, FL	1	—	3,233	15,940	—	3,233	15,940	19,173	(781)	2017	2020
Grand Prairie, TX	1	—	—	22	—	—	22	22	(11)	1981	2020
Mansfield, TX	1	—	5,670	33,222	10	5,670	33,232	38,902	(1,597)	2018	2020
401 Kentile, NJ	1	—	6,250	21,644	134	6,254	21,774	28,028	(732)	2014	2020
501 Kentile, NJ	1	—	6,440	46,094	278	6,441	46,371	52,812	(1,805)	1989	2020
601 Kentile, NJ	1	—	8,160	47,277	127	8,160	47,404	55,564	(1,631)	1999	2020
Bridgewater, NJ	1	—	6,350	13,472	158	6,467	13,513	19,980	(590)	1979	2020
Edison, NJ	1	—	—	1,390	22	—	1,412	1,412	(144)	2000	2020
Piscataway 120, NJ	1	—	—	106	36	—	142	142	(15)	1968	2020
Piscataway 5 Access, NJ	1	—	—	3,952	—	—	3,952	3,952	(374)	2018	2020
South Plainfield, NJ	1	—	5,360	20,874	937	6,116	21,055	27,171	(911)	1970 - 1974	2020
Logan Township, NJ	1	—	5,040	26,749	1,562	5,040	28,311	33,351	(791)	2009, 2015	2021
Seabrook, NJ	1	—	3,370	19,958	1,425	3,435	21,318	24,753	(642)	2002, 2004, 2018	2021
Fairmont City, IL	1	—	2,430	9,087	187	2,430	9,274	11,704	(154)	1971	2021
Reno, NV	1	—	—	608	116		724	724	(25)	1995	2021
Newark, NJ	1	—	30,390	53,163	1,336	30,390	54,499	84,889	(588)	2012, 2015	2021
Atlanta (Empire), GA	1	—	1,610	11,866	1,281	1,610	13,147	14,757	(680)	1959	2021
Benson (Hodges), NC	1	—	—	1,198	19	10	1,207	1,217	(60)	1985	2021
Carson 233rd, CA	1	—	—	1,295	184	14	1,465	1,479	(67)	2012	2021
Charlotte, NC	1	—	—	1,160	147	—	1,307	1,307	(68)	1988	2021

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Forest, MS	1	—	—	732	1,310	10	2,032	2,042	(72)	1990	2020
Goldsboro (Commerce), NC	1	—	—	594	262	9	847	856	(46)	1995	2020
Hattiesburg, MS	1	—	—	486	197	13	670	683	(27)	1995	2020
Lebanon, TN	1	—	—	883	662	—	1,545	1,545	(49)	1991	2020
Lumberton, NC	1	—	—	981	19	10	990	1,000	(60)	1982	2020
Mullica Hill, NJ	1	—	6,030	27,266	59	6,081	27,274	33,355	(1,260)	1974	2020
Oxford, AL	1	—	1,820	10,083	579	1,820	10,662	12,482	(390)	1990	2020
Pedricktown, NJ	1	—	4,670	35,584	39	4,688	35,605	40,293	(2,089)	2008	2020
Rockmart, GA	1	—	3,520	33,335	3,530	4,677	35,708	40,385	(1,679)	1991	2020
Vineland, NJ	1	—	9,580	68,734	1,430	9,580	70,164	79,744	(3,489)	1998, 2000, 2015, 2016, 2017	2020
Savannah (Pooler), GA	1	—	—	1,382	1,684	1,127	1,939	3,066	(176)	2013, 2015	2020
Summerville, SC	1	—	—	5,023	53	7	5,069	5,076	(253)	1999	2020
Atlanta (Pleasantdale), GA	1	—	11,960	70,814	(6)	12,011	70,757	82,768	(3,479)	1963	2020
Denver 2 (Brighton), CO	1	—	3,933	33,913	—	3,933	33,913	37,846	(224)	2021	2021
Canada
Cold Logic/Taber	—	—	—	12	(1)	—	11	11	(11)	1999	2009
Brampton	1	—	27,522	53,367	4,266	28,760	56,395	85,155	(4,151)	2004	2020
Calgary	1	—	5,240	36,392	10,460	6,456	45,636	52,092	(2,505)	2009	2020
Halifax Dartmouth	1	—	2,052	14,904	761	2,144	15,573	17,717	(938)	2013	2020
Halifax Thornhill	1	—	—	1,044	47	—	1,091	1,091	(1,042)	1971	2020
London	1	—	1,431	11,340	(267)	1,432	11,072	12,504	(675)	1982	2021
Mississauga (Surveyor)	1	—	—	245	—	—	245	245	(10)	1972, 1992	2021
Montreal	1	—	1,820	2,306	2	1,820	2,308	4,128	(63)	1999	2021
Australia
Arndell Park	2	—	13,489	29,428	4,292	12,173	35,036	47,209	(12,553)	1989/1994	2009
Laverton	2	—	13,689	28,252	9,618	12,354	39,205	51,559	(13,802)	1997/1998	2009
Murarrie	3	—	10,891	18,975	(824)	9,829	19,213	29,042	(7,537)	1972/2003	2009
Prospect/ASC Corporate	2	—	—	1,187	20,579	7,582	14,184	21,766	(5,740)	1985	2009

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Spearwood	1	—	7,194	10,990	(33)	6,492	11,659	18,151	(5,277)	1978	2009
Lago	1	—	18,478	32,520	(212)	18,266	32,520	50,786	(219)	1966	2021
Hemmant (Doboy)	1	—	9,738	10,072	85	8,372	11,523	19,895	(1,504)	1996	2020
New Zealand
Dalgety	1	—	6,047	5,531	40,191	12,159	39,610	51,769	(3,300)	1988	2009
Diversey	1	—	2,357	5,966	1,687	2,491	7,519	10,010	(2,485)	1988	2009
Halwyn Dr	1	—	5,227	3,399	1,178	5,524	4,280	9,804	(1,889)	1992	2009
Mako Mako	1	—	1,332	3,810	934	1,408	4,668	6,076	(1,504)	2000	2009
Manutapu/Barber Akld	1	—	—	343	214	—	557	557	(607)	2004	2009
Paisley	2	—	—	185	3,088	—	3,273	3,273	(524)	1984	2009
Smarts Rd	1	—	—	247	1,045	—	1,292	1,292	(931)	1984	2009
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	(2,554)	—	2,430	2,430	(2,720)	1996/1999	2009
Pilar - Buenos Aires, ARG	1	—	706	2,586	(2,348)	689	255	944	(78)	2000	2009
Chile
Santiago	1	9,761	23,020	11,558	(4,985)	19,573	10,020	29,593	(674)	1995	2000
Netherlands
Barneveld	2	—	15,410	27,472	(2,559)	14,343	25,980	40,323	(753)	1986 1995	2020
Urk	2	—	7,100	31,014	(2,579)	6,608	28,927	35,535	(966)	1994, 2001	2020
Rotterdam (Westland)	1	—	20,910	26,637	(3,811)	19,168	24,568	43,736	(892)	1976, 1974, 2007, 2016	2020
Rotterdam (Maasvlakte)	1	—	540	15,746	(2,442)	503	13,341	13,844	(504)	2016	2020
Austria
Vienna	1	—	280	26,515	(1,759)	311	24,725	25,036	(778)	1979	2020
Ireland
Castleblayney	2	—	6,170	22,244	(1,415)	5,842	21,157	26,999	(713)	1976, 1994	2020
Dublin	1		3,560	11,878	(268)	3,372	11,798	15,170	(357)	2018	2020
Portugal
Lisbon	1	—	7,385	29,538	(1,528)	7,028	28,367	35,395	(802)	1993	2020
Porto	1	—	6,409	17,340	(1,648)	5,965	16,136	22,101	(456)	2006	2020
Sines	1	—	130	2,311	(120)	121	2,200	2,321	(64)	2016	2020

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Spain
Algeciras	1	—	101	11,948	(498)	116	11,435	11,551	(192)	1978	2020
Barcelona	1	—	16,340	28,524	(2,590)	15,173	27,101	42,274	(945)	1989, 2008	2020
Valencia	1	—	170	10,932	(169)	155	10,778	10,933	(307)	2005	2020
Poland
Gdansk	1	—	—	236	(17)	—	219	219	(2)	2015	2020
Great Britain
Bowman	1	—	5,916	32,815	(1,514)	5,916	31,301	37,217	(617)	2011, 2017	2021
Whitchurch			7,750	74,185	471	7,104	75,302	82,406	(2,764)	2014	2020
Northern Ireland
Lurgan	2	—	3,390	7,991	3,140	3,143	11,378	14,521	(645)	1985, 1986	2020
Total		279,306	754,711	3,547,813	671,286	807,495	4,166,315	4,973,810	(1,003,624)

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Land, buildings, and improvements in the assets under construction balance as of December 31, 2021.

US
501 Kentile, NJ		—	—	—	—	—	628	628
601 Kentile, NJ		—	—	—	—	—	226	226
Allentown, PA		—	—	—	—	—	3	3
Amarillo, TX		—	—	—	—	—	155	155
Anaheim, TX		—	—	—	—	—	88	88
Appleton, WI		—	—	—	—	—	2	2
Atlanta - East Point, GA		—	—	—	—	—	15	15
Atlanta - Gateway, GA		—	—	—	—	—	22,539	22,539
Atlanta - Lakewood, GA		—	—	—	—	—	69	69
Atlanta - Skygate, GA		—	—	—	—	—	—	—
Atlanta - Tradewater, GA		—	—	—	—	—	4,003	4,003
Atlanta - Empire, GA		—	—	—	—	—	85	85
Atlanta - Pleasantdale, GA		—	—	—	—	—	377	377
Atlanta - Corporate, GA		—	—	—	—	—	1,517	1,517
Belvidere, IL		—	—	—	—	—	144	144
Benson (Hodges), NC		—	—	—	—	—	532	532
Birmingham, AL		—	—	—	—	—	72	72
Brighton (Denver, CO)		—	—	—	—	—	1,400	1,400
Burley, ID		—	—	—	—	—	263	263
Carson 233rd, CA		—	—	—	—	—	78	78
Carthage, MO		—	—	—	—	—	231	231
Chambersburg, PA		—	—	—	—	—	58	58
Charlotte, NC		—	—	—	—	—	9	9
Chesapeake, VA		—	—	—	—	—	(9)	(9)
City of Industry, CA		—	—	—	—	—	337	337
Clearfield, UT		—	—	—	—	—	672	672
Clearfield 2, UT		—	—	—	—	—	569	569
Columbia, SC		—	—	—	—	—	81	81
Dominguez Hills, CA		—	—	—	—	—	149	149
Dunkirk, NY		—	—	—	—	—	25,169	25,169

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Fairfield, OH		—	—	—	—	—	26	26
Forest, MS		—	—	—	—	—	10	10
Fort Smith, AK		—	—	—	—	—	53	53
Fort Worth - Samuels, TX		—	—	—	—	—	493	493
Ft. Worth - Meacham, TX		—	—	—	—	—	324	324
Gadsden, AL		—	—	—	—	—	7	7
Gaffney, SC		—	—	—	—	—	16	16
Gloucester, MA		—	—	—	—	—	321	321
Goldsboro Commerce, PA		—	—	—	—	—	522	522
Gouldsboro, PA		—	—	—	—	—	182	182
Grand Prairie, TX		—	—	—	—	—	651	651
Green Bay, WI		—	—	—	—	—	101	101
Hatfield, PA		—	—	—	—	—	175	175
Henderson, NV		—	—	—	—	—	26	26
Indianapolis, IN		—	—	—	—	—	1,188	1,188
Jefferson, WI		—	—	—	—	—	17	17
Johnson, AR		—	—	—	—	—	123	123
Lancaster, PA		—	—	—	—	—	485	485
Leesport, PA		—	—	—	—	—	40	40
Logan Township, NJ		—	—	—	—	—	1,491	1,491
Lynden, WA		—	—	—	—	—	402	402
Manchester, PA		—	—	—	—	—	93	93
Manly, IA		—	—	—	—	—	2	2
Mansfield, Tx		—	—	—	—	—	197	197
Modesto, CA		—	—	—	—	—	217	217
Montgomery, AL		—	—	—	—	—	141	141
Mountville (Lancaster), PA		—	—	—	—	—	132,283	132,283
Murfreesboro, TN		—	—	—	—	—	786	786
New Ulm, MN		—	—	—	—	—	856	856
Newark, NJ		—	—	—	—	—	34	34
Newport, MN		—	—	—	—	—	162	162
North Little Rock, AR		—	—	—	—	—	57	57
Ontario, CA		—	—	—	—	—	36	36

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Ontario, OR		—	—	—	—	—	556	556
Pendergrass, GA		—	—	—	—	—	52	52
Perryville, MD		—	—	—	—	—	7	7
Piedmont, SC		—	—	—	—	—	17	17
Plainville, CT		—	—	—	—	—	130,604	130,604
Plover, WI		—	—	—	—	—	40	40
Rochelle, IL		—	—	—	—	—	40	40
Rochelle Caron, IL		—	—	—	—	—	2,189	2,189
Rockmart, TN		—	—	—	—	—	24	24
Russellville ElMira, AR		—	—	—	—	—	50,378	50,378
Salem, OR		—	—	—	—	—	20	20
Salinas, CA		—	—	—	—	—	1,791	1,791
Salt Lake City, UT		—	—	—	—	—	7	7
Savannah 1, GA		—	—	—	—	—	120	120
Sebree, KY		—	—	—	—	—	22	22
Sioux City 2640, IA		—	—	—	—	—	1,074	1,074
South Plainfield, NJ		—	—	—	—	—	222	222
Atlanta - Southgate, GA		—	—	—	—	—	1,837	1,837
Strasburg, VA		—	—	—	—	—	254	254
Syracuse, NY		—	—	—	—	—	150	150
Tampa Bartow, FL		—	—	—	—	—	20	20
Tampa Maple, FL		—	—	—	—	—	42	42
Taunton, MA		—	—	—	—	—	86	86
Turlock1, CA		—	—	—	—	—	109	109
Turlock2, CA		—	—	—	—	—	183	183
Vernon 2, CA		—	—	—	—	—	14	14
Victorville, CA		—	—	—	—	—	123	123
Vineland, NJ		—	—	—	—	—	2,601	2,601
Westgate, GA		—	—	—	—	—	236	236
Wichita, KS		—	—	—	—	—	76	76
Woodburn, OR		—	—	—	—	—	188	188
Zumbrota, MN		—	—	—	—	—	30	30

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2021
Property	Buildings	Encumbrances (3)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Canada
Brampton		—	—	—	—	—	314	314
Calgary		—	—	—	—	—	76	76
Halifax - Dartmouth		—	—	—	—	—	8	8
Australia
Arndell Park		—	—	—	—	—	712	712
Laverton		—	—	—	—	—	1,064	1,064
Murarrie		—	—	—	—	—	179	179
Prospect		—	—	—	—	—	764	764
Spearwood		—	—	—	—	—	3,295	3,295
Hemmant (Doboy)		—	—	—	—	—	64	64
New Zealand
Dalgety		—	—	—	—	—	175	175
Diversey		—	—	—	—	—	117	117
Halwyn Dr		—	—	—	—	—	801	801
Mako Mako		—	—	—	—	—	121	121
Manutapu		—	—	—	—	—	26	26
Paisley		—	—	—	—	—	158	158
Smarts Rd		—	—	—	—	—	134	134
Europe
Barcelona, Spain		—	—	—	—	—	4,926	4,926
Dublin, Ireland		—	—	—	—	—	10,370	10,370
Rotterdam, Netherlands		—	—	—	—	—	1,217	1,217
Bowman, UK		—	—	—	—	—	322	322

Total in assets under construction		—	—	—	—	—	418,934	418,934	—

Total assets		$279,306	$754,711	$3,547,813	$671,286	$807,495	$4,585,250	$5,392,744	$(1,003,624)

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)
Schedule III – Footnotes

(1) Reconciliation of total accumulated depreciation to consolidated balance sheet caption as of December 31, 2021:
Total per Schedule III	$(1,003,624)
Accumulated depreciation on investments in non-real estate assets	(689,450)
Total accumulated depreciation per consolidated balance sheet (property, buildings and equipment and financing leases)	$(1,693,074)

(2) Reconciliation of total Buildings and improvements to consolidated balance sheet as of December 31, 2021:
Building and improvements per consolidated balance sheet	$4,152,763
Building and improvements financing leases per consolidated balance sheet	13,552
Assets under construction per consolidated balance sheet	450,153
Less: personal property assets under construction	(31,218)
Total per Schedule III	$4,585,250

(3) Reconciliation of total mortgage notes, senior unsecured notes and term loan to consolidated balance sheet caption as of December 31, 2021:
Total per Schedule III	$279,306
Unsecured	2,175,550
Deferred financing costs, net of amortization	(11,050)
Total mortgage notes, senior unsecured notes and term loan per consolidated balance sheet*	$2,443,806
*Total mortgage notes, senior unsecured notes, and term loan does not include $4.6M of secured notes related to the Monmouth, IL facility. Refer to footnote 17 for additional details.

(4) The aggregate cost for Federal tax purposes at December 31, 2021 of our real estate assets was approximately $4.3 billion.

(5) The life on which depreciation is computed ranges from 5 to 43 years.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

(6) The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

	2021	2020	2019
Real Estate Facilities, at Cost:
Beginning Balance	$5,706,760	$3,729,589	$2,575,367
Capital expenditures	304,886	346,027	198,584
Acquisitions	383,600	1,662,650	975,045
Purchase price allocation adjustments	(198,541)	—	—
Disposition	(3,691)	(62,225)	(7,409)
Impairment	(1,700)	(2,153)	(12,555)
Conversion of leased assets to owned	—	7,956	—
Impact of foreign exchange rate changes	(56,612)	24,916	557
Ending Balance	6,134,702	5,706,760	3,729,589

Accumulated Depreciation:
Beginning Balance	(1,080,922)	(936,422)	(827,892)
Depreciation expense	(201,497)	(146,237)	(114,512)
Dispositions	1,259	8,731	6,679
Impact of foreign exchange rate changes	3,986	(6,994)	(697)
Ending Balance	(1,277,174)	(1,080,922)	(936,422)

Total Real Estate Facilities, Net at December 31	$4,857,528	$4,625,838	$2,793,167
The total real estate facilities amounts in the table above include $157.4 million, $165.2 million, and $76.8 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2021, 2020 and 2019, respectively. The Company does not hold title in these assets under sale-leaseback agreements. As of December 31, 2021 and 2020, the Company has no facilities classified as held for sale.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)
For the year ended December 31, 2021, the Company recorded a real estate impairment charge of $1.7 million within the Warehouse segment and recorded to “Assets under construction”. In 2020, the Company recognized real estate impairment charges of $2.2 million, which included, $1.2 million for costs incurred on a potential development project which the Company determined it would not move forward with, the write-off primarily related to “Assets Under Construction” on the accompanying Consolidated Balance Sheets; $0.5 million related to refrigeration assets that were subsequently deemed unusable following the sale and exit of the Boston warehouse, which primarily impacted “Machinery & Equipment” on the accompanying Consolidated Balance Sheets. The Boston facility was sold for a gain of $20.1 million, which was recorded to “gain on sale of real estate” in the accompanying Consolidated Statement of Operations, and primarily related to buildings with lesser amounts related to machinery, handling, & equipment and land; and $0.5 million related to the sale of vacant land in Waco, TX. During the first quarter of 2019, the company wrote down 75% of a facility to be partially demolished and reconstructed resulting in an impairment of $9.6 million. During the second quarter of 2019, the Company sold an idle facility, which was written down earlier in 2019 resulting in an impairment charge of $2.9 million.

In March 2021, the Company acquired two facilities in connection with the Liberty Freezers acquisition, with total property, buildings and equipment of $20.9 million, along with two facilities subject to an operating lease, one of which we exited upon expiration during 2021. In May 2021, the Company acquired two facilities in connection with the KMT Brrr! acquisition, with total property, buildings and equipment of $66.6 million. Additionally, in May 2021, the Company acquired one facility in connection with the Bowman Stores acquisition, with total property, buildings and equipment of $56.5 million. In August 2021, the Company acquired one facility in connection with the ColdCo Companies acquisitions, with total property, buildings and equipment of $15.2 million, along with one facility subject to an operating lease. In September 2021, the Company acquired one facility in connection with the Newark Facility Management acquisition, with total property, buildings and equipment of $108.5 million. In November 2021, the Company acquired a recently constructed facility for $53.6 million. Additionally, in November 2021, the Company acquired one facility in connection with the Lago acquisition, with total property, buildings and equipment of $62.5 million, along with two facilities subject to an operating lease. In January 2020, the Company acquired four facilities in connection with the Nova Cold acquisition, with total property, buildings and equipment of $171.9 million. Additionally in January 2020, the Company acquired one facility in connection with the Newport acquisition, with total property, buildings and equipment of $30.2 million. In August 2020, the Company acquired 2 facilities in connection with the AM-C Warehouse acquisition, with total property, buildings and equipment of $53.2 million. Additionally in August 2020, the Company acquired a single facility in connection with the Caspers acquisition, with total property, buildings and equipment of $25.2 million. During the third quarter of 2020, the Company purchased two international facilities that were previously operated under a lease agreement for $8.1 million. During November 2020, the Company acquired eight facilities in connection with the Hall’s acquisition, with total property, buildings and equipment of $210.2 million. On December 30, 2020, the Company completed the Agro acquisition, with total property, buildings and equipment of $1.05 billion. In February 2019, the Company acquired one facility and adjacent land in connection with the PortFresh acquisition, with total property, buildings and equipment of $35.0 million. In May 2019, the Company acquired 21 facilities in connection with the Cloverleaf acquisition, with total property, buildings and equipment of $891.3 million. Additionally, in May 2019, the Company acquired two facilities in connection with the Lanier acquisition, with total property, buildings and equipment of 60.0 million. In November 2019, the Company acquired two facilities in connection with the MHW Acquisition, with total property, buildings and equipment of $50.1 million.

Americold Realty Trust and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2021
(In thousands of U.S. dollars, as applicable and unless noted)

(7) Reconciliation of the Company’s real estate activity and accumulated depreciation for the years ended December 31, 2021 to Schedule III:
Total real estate facilities gross amount per Schedule III	$5,392,744
Plus: Refrigeration equipment	741,958
Real estate facilities, at cost - ending balance	$6,134,702

Accumulated depreciation per Schedule III	$(1,003,624)
Plus: Refrigeration equipment	(273,550)
Accumulated depreciation - ending balance	$(1,277,174)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST

By:	/s/ George F. Chappelle Jr.
George F. Chappelle Jr.
Chief Executive Officer and Trustee
(Principal executive officer)

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George F. Chappelle Jr.	Chief Executive Officer and Trustee	March 1, 2022
George F. Chappelle Jr.

/s/ Marc J. Smernoff	Chief Financial Officer and Executive Vice President	March 1, 2022
Marc J. Smernoff

/s/ Thomas C. Novosel	Chief Accounting Officer and Senior Vice President	March 1, 2022
Thomas C. Novosel

/s/ Mark R. Patterson	Chairman of the Board of Trustees	March 1, 2022
Mark R. Patterson

/s/ James R. Heistand	Trustee	March 1, 2022
James R. Heistand

/s/ George J. Alburger, Jr.	Trustee	March 1, 2022
George J. Alburger, Jr.

/s/ Kelly H. Barrett	Trustee	March 1, 2022
Kelly H. Barrett

/s/ Robert L. Bass	Trustee	March 1, 2022
Robert L. Bass

/s/ Antonio F. Fernandez	Trustee	March 1, 2022
Antonio F. Fernandez

/s/ Pamela K. Kohn	Trustee	March 1, 2022
Pamela K. Kohn

/s/ David J. Neithercut	Trustee	March 1, 2022
David J. Neithercut

/s/ Andrew P. Power	Trustee	March 1, 2022
Andrew P. Power