Form 10-Q
period 2022-03-31
AMERICOLD REALTY TRUST
filed 2022-05-06
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2022
Common Stock, $0.01 par value per share	269,275,929

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•the impact of supply chain disruptions, including, among others, the impact on labor availability, raw material availability, manufacturing and food production, construction materials and transportation;
•uncertainties and risks related to public health crises, including the ongoing COVID-19 pandemic;
•adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;
•rising interest rates and inflation in operating costs, including as a result of the ongoing COVID-19 pandemic;
•labor and power costs;
•labor shortages;
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
•risks related to expansions of existing properties and developments of new properties, including failure to meet target completion dates and budgeted or stabilized returns within expected time frames, or at all, in respect thereof;
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
•geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Americold Realty Trust and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2022	December 31, 2021
Assets
Property, buildings and equipment:
Land	$811,442	$807,495
Buildings and improvements	4,163,054	4,152,763
Machinery and equipment	1,361,741	1,352,399
Assets under construction	512,694	450,153
	6,848,931	6,762,810
Accumulated depreciation	(1,708,031)	(1,634,909)
Property, buildings and equipment – net	5,140,900	5,127,901

Operating lease right-of-use assets	369,706	377,536
Accumulated depreciation – operating leases	(61,359)	(57,483)
Operating leases – net	308,347	320,053

Financing leases:
Buildings and improvements	13,557	13,552
Machinery and equipment	141,443	146,341
	155,000	159,893
Accumulated depreciation – financing leases	(56,471)	(58,165)
Financing leases – net	98,529	101,728

Cash, cash equivalents and restricted cash	50,965	82,958
Accounts receivable – net of allowance of $20,725 and $18,755 at March 31, 2022 and December 31, 2021, respectively	419,348	380,014
Identifiable intangible assets – net	968,099	980,966
Goodwill	1,068,479	1,072,980
Investments in partially owned entities	43,526	37,458
Other assets	109,676	112,139
Total assets	$8,207,869	$8,216,197

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$513,824	$399,314
Accounts payable and accrued expenses	535,617	559,412
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $10,492 and $11,050, in the aggregate, at March 31, 2022 and December 31, 2021, respectively	2,422,570	2,443,806
Sale-leaseback financing obligations	177,305	178,817
Financing lease obligations	91,436	97,633
Operating lease obligations	291,050	301,765
Unearned revenue	28,349	26,143
Pension and postretirement benefits	3,057	2,843
Deferred tax liability – net	165,331	169,209
Multi-employer pension plan withdrawal liability	8,091	8,179
Total liabilities	4,236,630	4,187,121
Commitments and contingencies (Note 7)
Equity
Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value – 500,000,000 authorized shares; 268,672,465 and 268,282,592 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,687	2,683
Paid-in capital	5,177,642	5,171,690
Accumulated deficit and distributions in excess of net earnings	(1,234,875)	(1,157,888)
Accumulated other comprehensive income	15,926	4,522
Total shareholders’ equity	3,961,380	4,021,007
Noncontrolling interests:
Noncontrolling interests in operating partnership	9,859	8,069
Total equity	3,971,239	4,029,076

Total liabilities and equity	$8,207,869	$8,216,197
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2022	2021
Revenues:
Rent, storage and warehouse services	$540,925	$485,451
Third-party managed services	85,860	73,072
Transportation services	78,910	76,272
Total revenues	705,695	634,795
Operating expenses:
Rent, storage and warehouse services cost of operations	394,667	339,270
Third-party managed services cost of operations	82,359	68,690
Transportation services cost of operations	70,381	69,569
Depreciation and amortization	82,620	77,211
Selling, general and administrative	57,602	45,052
Acquisition, litigation and other, net	10,075	20,751
Total operating expenses	697,704	620,543

Operating income	7,991	14,252

Other income (expense):
Interest expense	(25,773)	(25,956)
Loss on debt extinguishment, modifications and termination of derivative instruments	(616)	(3,499)
Other, net	245	176
Loss before income tax benefit	(18,153)	(15,027)
Income tax (expense) benefit
Current	(1,181)	(1,211)
Deferred	1,889	2,002
Total income tax benefit	708	791

Net loss	$(17,445)	$(14,236)
Net (loss) income attributable to non controlling interests	(38)	178
Net loss attributable to Americold Realty Trust	$(17,407)	$(14,414)

Weighted average common shares outstanding – basic	269,164	252,938
Weighted average common shares outstanding – diluted	269,164	252,938

Net loss per common share of beneficial interest - basic	$(0.06)	$(0.06)
Net loss per common share of beneficial interest - diluted	$(0.06)	$(0.06)
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2022	2021
Net loss	$(17,445)	$(14,236)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	67	381
Change in unrealized net gain (loss) on foreign currency	11,186	(10,682)
Unrealized gain on cash flow hedge	151	1,021
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust	11,404	(9,280)
Other comprehensive income (loss) attributable to noncontrolling interests	23	(12)
Total comprehensive loss	$(6,018)	$(23,528)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(17,407)	—	(38)	(17,445)
Other comprehensive income	—	—	—	–	11,404	23	11,427
Distributions on common shares, restricted stock and OP units	—	—	—	(59,580)	—	(180)	(59,760)
Share-based compensation expense	—	—	6,108	—	—	1,985	8,093
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	318,729	3	(2,140)	—	—	—	(2,137)
Common shares issuance related to employee stock purchase plan	71,144	1	1,984	—	—	—	1,985
Balance - March 31, 2022	268,672,465	$2,687	$5,177,642	$(1,234,875)	$15,926	$9,859	$3,971,239

	Common Shares of Beneficial Interest			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership and Consolidated Joint Venture

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(14,414)	—	178	(14,236)
Other comprehensive loss	—	—	—	–	(9,280)	(12)	(9,292)
Distributions on common shares, restricted stock and OP units	—	—	—	(55,909)	—	(120)	(56,029)
Share-based compensation expense	—	—	4,075	—	—	949	5,024
Common share issuance related to share-based payment plans, net of shares withheld for employee taxes	816,915	8	(10,089)	—	—	—	(10,081)
Balance - March 31, 2021	252,519,518	$2,525	$4,681,809	$(965,844)	$(13,659)	$3,376	$3,708,207

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(17,445)	$(14,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,620	77,211
Amortization of deferred financing costs and pension withdrawal liability	1,146	1,148
Amortization of above/below market leases	508	39
Loss on debt extinguishment, modifications and termination of derivative instruments	616	3,499
Foreign exchange loss	(325)	(173)
Loss from investments in partially owned entities	2,112	700
Share-based compensation expense	8,093	5,030
Deferred income taxes	(1,889)	(2,002)
Gain on other asset disposals	(165)	(158)
Provision for doubtful accounts receivable	1,970	579
Changes in operating assets and liabilities:
Accounts receivable	(41,994)	16,519
Accounts payable and accrued expenses	(35,572)	(38,446)
Other	15,911	(3,179)
Net cash provided by operating activities	15,586	46,531
Investing activities:
Investment in partially owned entities	(1,925)	(1,642)
Proceeds from sale of property, buildings and equipment	98	327
Business combinations, net of cash acquired	603	(41,956)
Additions to property, buildings and equipment	(93,020)	(100,466)
Net cash used in investing activities	(94,244)	(143,737)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in Operating Partnership	(59,940)	(54,956)
Proceeds from stock options exercised	575	4,345
Proceeds from employee stock purchase plan	1,985	—
Remittance of withholding taxes related to employee share-based transactions	(3,226)	(14,922)
Proceeds from revolving line of credit	115,000	43,489
Repayment of sale-leaseback financing obligations	(1,619)	(1,453)
Repayment of financing lease obligations	(4,695)	(7,218)
Payment of debt issuance costs	—	(3,045)
Repayment of term loan and mortgage notes	(1,824)	(201,770)
Net cash provided by financing activities	46,256	(235,530)
Net decrease in cash, cash equivalents and restricted cash	(32,402)	(332,736)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	409	(624)
Cash, cash equivalents and restricted cash:
Beginning of period	82,958	621,051
End of period	$50,965	$287,691

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$52,931	$56,197
Addition of property, buildings and equipment under financing lease obligations	$5,717	$6,191
Addition of property, buildings and equipment under operating lease obligations	$1,828	$3,209

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$38,751	$31,845
Income taxes paid – net of refunds	$2,252	$1,481

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its 2021 Annual Report on Form 10-K as filed with the SEC, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Investments in which the Company does not have control, and is not considered to be the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
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
Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our 2021 Annual Report on Form 10-K as filed with the SEC, which provides additional information with regard to the accounting policies set forth herein and other significant accounting policies.
Impairment of Long-Lived Assets
There were no impairment charges recorded during the three months ended March 31, 2022 or 2021.

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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic and any variants on all aspects of its business in all geographies, including how it will impact its customers and business partners. The three months ended March 31, 2022 and the year ended December 31, 2021 were negatively impacted by COVID-19 related disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting availability and cost; and (iv) the overall impact of inflation on the cost to provide our services. We expect that end-consumer demand for food will remain consistent over the long-term with historic levels overall but varying between retail and food service sectors. The consistent end consumer demand has negatively impacted holdings in our facilities as it remains steady while food production has remained challenged since the onset of the pandemic. We expect it will continue to do so until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time in order to rebuild inventory in the supply chain. However, uncertainty still surrounds the impact of the pandemic and recovery ultimately depends on many factors. COVID-19 disruptions in certain markets where we or our customers operate continue to impact the food supply chain and our business. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. As the Company continues to protect its employees from the spread of COVID-19, it is incurring elevated labor related costs and incremental health and safety supplies costs relative to its pre-pandemic experience. We continue to expect to see inflationary impacts in the cost of providing our storage and services, but anticipate that these will be partially mitigated through price increases that have either taken effect or are expected to take effect in the near future. The Company is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

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
2. Business Combinations
Acquisitions Completed During 2021
There were no businesses acquired during the three months ended March 31, 2022. Total consideration paid for Liberty Freezers which was acquired during the three months ended March 31, 2021 was C$56.8 million, or $44.9 million, and the acquisition accounting was finalized this quarter. No material adjustments were made to the acquisition accounting during this period. The acquisition accounting for KMT Brrr!, Bowman Stores, ColdCo, Newark Facility Management and Lago Cold Stores, which were businesses acquired during 2021, remained preliminary as of March 31, 2022. No material adjustments were made to the preliminary acquisition accounting for these businesses during the three months ended March 31, 2022. We will continue to evaluate the preliminary fair values of the assets acquired and liabilities assumed until they are satisfactorily resolved and adjust our acquisition accounting accordingly and within the allowable measurement period (not to exceed one year from the date of acquisition as defined by ASC 805). For more detailed descriptions of these acquisitions refer to Note 3 of the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC.
3. Acquisition, Litigation and Other, net
The components of the charges and credits included in “Acquisition, litigation and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
Acquisition, litigation and other, net	2022	2021
Acquisition and integration related costs	$6,285	$13,475
Litigation	1,200	—
Severance costs	2,564	2,446
Terminated site operations costs	—	59
Cyber incident related costs, net of insurance recoveries	26	4,771
Total acquisition, litigation and other, net	$10,075	$20,751

Acquisition related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Refer to Note 3 of the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC for further information regarding acquisitions completed during 2021.

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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
4. Debt
The Company’s outstanding indebtedness as of March 31, 2022 and December 31, 2021 was as follows (in thousands):

				March 31, 2022		December 31, 2021
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of March 31, 2022	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$165,719	$165,720	$167,545	$170,503
Mezzanine A	5/2023	7.38%	7.55%	70,000	70,000	70,000	70,875
Mezzanine B	5/2023	11.50%	11.75%	32,000	32,080	32,000	32,560
Total 2013 Mortgage Loans				267,719	267,800	269,545	273,938

Chile Mortgages(12)	2022 - 2029	4.01%	4.01%	10,443	10,443	9,761	9,761

Senior Unsecured Notes
Series A Notes	1/2026	4.68%	4.77%	200,000	204,000	200,000	217,500
Series B Notes	1/2029	4.86%	4.92%	400,000	415,000	400,000	454,000
Series C Notes	1/2030	4.10%	4.15%	350,000	350,000	350,000	385,000
Series D Notes(5)	1/2031	1.62%	1.67%	442,680	392,879	454,800	441,724
Series E Notes(6)	1/2033	1.65%	1.70%	387,345	338,927	397,950	388,499
Total Senior Unsecured Notes				1,780,025	1,700,806	1,802,750	1,886,723

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	1.69%	174,875	174,001	175,000	173,688
2020 Senior Unsecured Term Loan Tranche A-2(2)(4)	3/2025	C+0.95%	2.03%	200,000	199,000	197,800	196,811
Total 2020 Senior Unsecured Term Loan A Facility				374,875	373,001	372,800	370,499

2020 Senior Unsecured Revolving Credit Facility-1(2)(3)(7)	3/2024	C+0.85%	2.22%	43,973	43,973	43,516	43,407
2020 Senior Unsecured Revolving Credit Facility-2(3)(8)(9)	3/2024	SONIA+0.85%	2.02%	89,995	89,995	92,694	92,462
2020 Senior Unsecured Revolving Credit Facility-3(1)(3)	3/2024	L+0.85%	1.75%	320,000	320,000	205,000	204,488
2020 Senior Unsecured Revolving Credit Facility-4(3)(10)(11)	3/2024	BBSW+0.85%	1.36%	59,856	59,856	58,104	57,959
Total 2020 Senior Unsecured Revolving Credit Facility				$513,824	$513,824	$399,314	$398,316

Total principal amount of indebtedness				$2,946,886	$2,865,874	$2,854,170	$2,939,237
Less: unamortized deferred financing costs				(10,492)	n/a	(11,050)	n/a
Total indebtedness, net of unamortized deferred financing costs				$2,936,394	$2,865,874	$2,843,120	$2,939,237
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.
(4) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2022.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
(5) The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2022.
(6) The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2022.
(7) The Senior Unsecured Revolving Credit Facility Draw 1 as of March 31, 2022, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2022.
(8) The Senior Unsecured Revolving Credit Facility Draw 2 as of March 31, 2022, is denominated in GBP and aggregates to GBP £68.5 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2022.
(9) SONIA = Sterling Overnight Interbank Average Rate.
(10) BBSW = Bank Bill Swap Rate
(11) The Senior Unsecured Revolving Credit Facility Draw 4 as of March 31, 2022, is denominated in AUD and aggregates to AUD 80.0 million. The carrying value in the table above is the US dollar equivalent as of March 31, 2022.
(12) The Chile Mortgages have varying maturities and interest rates. The above aggregates these given the immaterial balance of each individually.
There have been no new debt agreements entered into during 2022. Refer to our 2021 Form 10-K and below for details regarding our debt instruments.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of March 31, 2022, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In the first quarter of 2021, the Company repaid $200 million of principal on the Senior Unsecured Term Loan A Facility and recorded $2.9 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs. Additionally, the Company recorded a reclassification from other comprehensive income to earnings to “Loss on debt extinguishment, modification, and termination of derivative instruments” related to the amortization of the portion deferred following the termination of interest rate swaps related to the Senior Unsecured Term Loan A Facility for $0.8 million and $0.6 million during the three months ended March 31, 2021 and 2022, respectively.

5. Fair Value Measurements
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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of March 31, 2022 and 2021, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value	Fair Value
	Hierarchy	March 31, 2022	December 31, 2021
		(In thousands)
Measured at fair value on a recurring basis:
Cross-currency swap asset	Level 2	$191	$2,015
Cross-currency swap liability	Level 2	$2,502	$—
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,865,874	$2,939,237
(1)The carrying value of mortgage notes, senior unsecured notes and term loans is disclosed in Note 4.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Share-Based Compensation
On January 4, 2018, the Company’s Board of Trustees adopted the Americold Realty Trust 2017 Equity Incentive Plan (2017 Plan), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 common shares of the Company. The details of the 2017 Plan are disclosed in greater detail in the 2021 Form 10-K as filed with the SEC.
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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of common shares in a six-month offering period, or a maximum of 2,400 common shares. There are 5,000,000 common shares available for issuance under the ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. ESPP assumptions and the related fair value per share table are disclosed in the three month period in which there is ESPP activity, such as an ESPP purchase. The ESPP did not have a material impact on share-based compensation expense during each of the three months ended March 31, 2022 and 2021.
Aggregate share-based compensation charges were $8.3 million and $5.0 million during the three months ended March 31, 2022 and 2021, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2022, there was $44.1 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.0 years. As of March 31, 2022 and December 31, 2021, the Company accrued $1.2 million and $1.5 million, respectively, of dividend equivalents on unvested units payable to associates and trustees.
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

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes restricted stock unit grants under the 2017 Plan during the three months ended March 31, 2022 and 2021, respectively:

Three Months Ended March 31,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2022	Associates	481,099	1-3 years	$12,857
2021	Associates	296,610	1-3 years	$9,885
Restricted stock units granted for the three months ended March 31, 2022 consisted of: (i) 350,641 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (ii) 130,458 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2022 and will end December 31, 2024.
Restricted stock units granted for the three months ended March 31, 2021 consisted of (i) 188,088 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (ii) 108,522 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on Americold Realty Trust’s total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2021 and will end December 31, 2023.
In January 2021, following the completion of the applicable market-performance period, the Compensation Committee determined that the high level had been achieved for the 2018 awards and, accordingly, 799,591 units vested immediately, representing a vesting percentage of 150%.
In January 2022, following the completion of the applicable market-performance period, the Compensation Committee determined that the 51st percentile had been achieved for the 2019 awards and, accordingly, 194,111 units vested immediately, representing a vesting percentage of 91.4%.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides a summary of restricted stock awards activity during the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2021	1,071,959	$35.1	—	$—	374,048	$12.3
Granted	350,641		—		130,458
Market-performance adjustment(3)	—		—		(18,253)
Vested	(171,176)		—		(194,111)
Forfeited	(45,597)		—		(8,044)
Non-vested as of March 31, 2022	1,205,827	$33.6	—	$—	284,098	$7.9
Shares vested, but not released(1)	615,643	17.2	42,856	1.2	—	—
Total outstanding restricted stock units	1,821,470	$50.8	42,856	$1.2	284,098	$7.9
(1)For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. This is comprised of 568,753 vested time-based restricted stock units which belong to a member of the Board of Trustees who has resigned and common shares shall not be issued until the first to occur: (1) change in control; or (2) April 13, 2022. The weighted average grant date fair value of these units is $9.38 per unit. This is also comprised of 46,890 vested time-based restricted stock units which belong to an active member of the Board of Trustees and the date of issuance is therefore unknown at this time. The weighted average grant date fair value of these units is $8.42 per unit. Finally, this is comprised of 42,856 vested performance-based restricted stock units which belong to the former CEO and common shares shall not be issued until May 2, 2022 in accordance with the terms of the award. The weighted average grant date fair value of these units is $13.43 per unit. The holders of these vested restricted stock units are entitled to receive distributions, but are not entitled to vote the shares until common shares are issued.in exchange for these vested restricted stock units.
(2)The number of market performance-based restricted stock units are reflected within this table based upon the number of shares issuable upon achievement of the performance metric at target.
(3)Represents the decrease in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period.
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2022 was $26.73 per unit, for vested and converted restricted stock units was $33.68, for forfeited restricted stock units was $30.50. The weighted average grant date fair value of non-vested restricted stock units was $29.30 and $31.40 per unit as of March 31, 2022 and December 31, 2021, respectively.
OP Units Activity
The Trustees and certain members of management may elect to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes OP unit grants during the three months ended March 31, 2022 and March 31, 2021:

Three Months Ended March 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2022	Associates	342,980	1-3 years	$9,001
2021	Associates	258,479	1-3 years	$8,434
OP units granted for the year ended March 31, 2022 consisted of: (i) 98,994 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March and (ii) 243,986 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March.
OP units granted for the year ended March 31, 2021 consisted of: (i) 60,472 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates and (ii) 198,007 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates.
The following table provides a summary of the OP unit awards activity during the three months ended March 31, 2022:

Three Months Ended March 31, 2022
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2021	140,222	$4.6	288,165	$9.4
Granted	98,994		243,986
Vested	(28,179)		—
Forfeited	(7,635)		(20,366)
Non-vested as of March 31, 2022	203,402	$5.7	511,785	$14.3
Shares vested, but not released	104,874	2.9	—	—
Total outstanding OP units	308,276	$8.6	511,785	$14.3
The weighted average grant date fair value of OP units granted for the three months ended March 31, 2022 was $26.49 per unit, for vested OP units was $32.93 and forfeited OP units was $31.94. The weighted average grant date fair value of non-vested OP units was $29.45 and $31.30 per unit as of March 31, 2022 and December 31, 2021, respectively.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of option activity for the three months ended March 31, 2022:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2021	206,298	$9.81	2.9
Granted	—	—
Exercised	(40,900)	9.81
Forfeited or expired	—	—
Outstanding as of March 31, 2022	165,398	9.81	3.1

Exercisable as of March 31, 2022	165,398	$9.81	3.1
The total grant date fair value of stock option awards that vested during the three months ended for both March 31, 2022 and 2021 was approximately $0.1 million and $0.5 million, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was $0.7 million and $4.2 million, respectively.
7. Commitments and Contingencies
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
In addition, the Company has sued the Chubb Group seeking the court’s declaration that Chubb Group owes coverage of the amounts sought by plaintiffs and for bad faith damages for denying coverage. Given the status of the proceedings to date, a liability amount cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
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
PFS’s request for a preliminary injunction was denied after oral argument on February 26, 2019. On March 1, 2019, PFS filed an application for interim injunctive relief from the Appellate Division of the Supreme Court, First Judicial Department (the “First Department”).
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of March 31, 2022. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2022 and December 31, 2021.

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
8. Accumulated Other Comprehensive Loss
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Pension and other postretirement benefits:
Gain arising during the period	$62	$381
Amortization of prior service cost (1)	5	—
Total pension and other postretirement benefits, net of tax	$67	$381

Foreign currency translation adjustments:
Cumulative translation adjustment	$(12,506)	$(10,682)
Derivative net investment hedges	23,692	—
Total foreign currency translation gain (loss)	$11,186	$(10,682)

Designated derivatives:
Cash flow hedge derivatives	$(4,327)	$2,672
Net amount reclassified from AOCI to net gain (loss) (2) (3) (4)	4,478	(1,651)
Total unrealized gains on derivative contracts	$151	$1,021
Total change in other comprehensive income (loss)	$11,404	$(9,280)
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.
(2)Expense of a nominal amount will be reclassified to Interest Expense as of March 31, 2022 and 2021, respectively, related to derivatives designated as foreign exchange contracts.
(3)In conjunction with the termination of the interest rate swaps in 2020, the Company recorded $0.6 million in other comprehensive income that was reclassified as an adjustment to earnings during each of the three months ended March 31, 2022 and 2021. The Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
(4)Included in the three months ended March 31, 2022 and 2021, respectively, was $3.9 million and $2.4 million in net amount reclassified from AOCI to foreign exchange gain (loss), net which is included within “Other, net” in the condensed consolidated statements of operations.

9. Segment Information
Our principal operations are organized into three reportable segments: Warehouse, Third-party managed and Transportation. The details of these segments remain materially unchanged from those disclosed in the 2021 Form 10-K as filed with the SEC.
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
The following table presents segment revenues and contributions with a reconciliation to loss before income tax for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Segment revenues:
Warehouse	$540,925	$485,451
Third-party managed	85,860	73,072
Transportation	78,910	76,272
Total revenues	705,695	634,795

Segment contribution:
Warehouse	146,258	146,181
Third-party managed	3,501	4,382
Transportation	8,529	6,703
Total segment contribution	158,288	157,266

Reconciling items:
Depreciation and amortization	(82,620)	(77,211)
Selling, general and administrative	(57,602)	(45,052)
Acquisition, litigation and other, net	(10,075)	(20,751)
Interest expense	(25,773)	(25,956)
Loss on debt extinguishment, modifications and termination of derivative instruments	(616)	(3,499)
Other, net	245	176
Loss before income tax benefit	$(18,153)	$(15,027)

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	March 31, 2022	December 31, 2021
	(In thousands)
Assets:
Warehouse	$7,834,970	$7,821,426
Managed	57,953	48,497
Transportation	219,250	218,252
Total segments assets	8,112,173	8,088,175

Reconciling items:
Corporate assets	52,170	90,564
Investments in partially owned entities	43,526	37,458
Total reconciling items	95,696	128,022
Total assets	$8,207,869	$8,216,197
10. Loss per Common Share
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding – basic	269,164	252,938
Dilutive effect of share-based awards	—	—
Equity forward contracts	—	—
Weighted average common shares outstanding – diluted	269,164	252,938
For the three months ended March 31, 2022 and 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for both periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to share-based awards or equity forward contracts.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee stock options	202	413
Restricted stock units	1,295	964
OP units	494	358
Equity forward contracts	—	9,665
	1,991	11,400

Americold Realty Trust and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
11. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2022 and 2021 by segment and geographic region:

	Three Months Ended March 31, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$181,939	$17,355	$16,721	$2,950	$218,965
Warehouse services(1)	238,169	32,197	39,202	1,600	311,168
Third-party managed	80,820	—	5,040	—	85,860
Transportation	37,493	34,106	6,860	451	78,910
Total revenues (2)	538,421	83,658	67,823	5,001	694,903
Lease revenue (3)	9,313	1,479	—	—	10,792
Total revenues from contracts with all customers	$547,734	$85,137	$67,823	$5,001	$705,695

	Three Months Ended March 31, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$164,246	$17,252	$15,176	$2,425	$199,099
Warehouse services(1)	210,846	25,336	42,469	1,524	280,175
Third-party managed	67,697	—	5,375	—	73,072
Transportation	40,315	30,612	4,973	372	76,272
Total revenues (2)	483,104	73,200	67,993	4,321	628,618
Lease revenue (3)	6,177	—	—	—	6,177
Total revenues from contracts with all customers	$489,281	$73,200	$67,993	$4,321	$634,795
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $3.2 million and $2.9 million for the three months ended March 31, 2022 and March 31, 2021, respectively.
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
As of March 31, 2022, the Company had $703.7 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 24% of these remaining performance obligations as revenue in 2022, and the remaining 76% to be recognized over a weighted average period of 12.6 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2022, were not materially impacted by any other factors.
Opening and closing receivables balances related to contracts with customers accounted for under ASC 606 were $414.8 million and $375.1 million as of March 31, 2022 and December 31, 2021, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Opening and closing balances in unearned revenue related to contracts with customers were $28.3 million and $26.1 million as of March 31, 2022 and December 31, 2021, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 has been recognized as of March 31, 2022, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of March 31, 2022, we operated a global network of 249 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 201 warehouses in North America, 27 in Europe, 18 warehouses in Asia-Pacific, and three warehouses in South America. In addition, we hold two minority interests in Brazilian-based joint ventures, one with SuperFrio, which owns or operates 33 temperature-controlled warehouses and one with Comfrio, which owns or operates 27 temperature-controlled warehouses.
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

Key Factors Affecting Our Business and Financial Results
Market Conditions and COVID-19
During the three months ended March 31, 2022 and the year ended December 31, 2021, our business and financial results were negatively impacted by COVID-19 related disruptions in (1) the food supply chain; (ii) our customers’ production and transportation of goods; (iii) the labor market impacting availability and cost; and (iv) the macroeconomic environment including the impact of inflation on the cost to provide our services. We are continuing to closely monitor the impact of the COVID-19 pandemic and any variants on all aspects of our business and geographies, including how it will impact our customers and business partners. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with any degree of confidence, including the scope, severity, duration and geographies of the outbreak, the occurrence of additional waves or spikes in infection rates (including the spread of variant strains), the actions taken to contain the COVID-19 pandemic or mitigate its impact as requested or mandated by governmental authorities or otherwise voluntarily taken by individuals or businesses, and the direct and indirect economic effects of the outbreak and containment measures, among others.

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
Our business has also been impacted due to inflation during the back half of 2021 and during the three months ended March 31, 2022. We believe we are positioned to address continued inflationary pressure as it arises; however, many of our contracts require that we experience sustained cost increases for an extended period of time ranging up to 60 days before we are able to initiate rate increases or seek remedies under our contracts. As a result of the significant impact of inflation on the cost of providing our storage, services and transportation to customers, during the second half of 2021 we initiated out-of-cycle rate increases in our customer contracts (many of which contain provisions for inflationary price escalators), and expect to continue to monitor further inflation and pricing increases required into 2022. We can give no assurance that we will be able to offset the entire impact of inflation or future inflationary cost increases through increased storage or service charges or by operational efficiencies.
Additionally, global supply chains have been volatile following the invasion of Ukraine by Russia which has resulted in sanctions from the U.S. and a number of European countries. While we do not expect our global operations and specifically our European operations to be directly impacted by this event currently, changes could occur that could impact our operations.
Refer to “Item 1A - Risk Factors” of our 2021 Annual Report on Form 10-K as filed with the SEC, as well as Item 1A. Risk Factors on this Quarterly Report on Form 10-Q for additional information.
Acquisitions and Joint Ventures
There have been no acquisitions during the three months ended March 31, 2022. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements and Note 3 of our 2021 Annual Report on Form 10-K for further information.
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

	Foreign exchange rates as of March 31, 2022	Average foreign exchange rates used to translate actual operating results for the three months ended March 31, 2022	Foreign exchange rates as of March 31, 2021	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended March 31, 2022(1)
Argentinian peso	0.009	0.009	0.011	0.011
Australian dollar	0.748	0.724	0.760	0.773
Brazilian real	0.211	0.192	0.178	0.183
British Pound	1.314	1.342	1.378	1.379
Canadian dollar	0.800	0.789	0.796	0.790
Chilean Peso	0.001	0.001	0.001	0.001
Euro	1.107	1.122	1.173	1.205
New Zealand dollar	0.695	0.676	0.699	0.719
Poland Zloty	0.238	0.243	0.253	0.265
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
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements, the exit of the China JV during 2019, and the sale of our quarry business during 2020. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer
For the three months ended March 31, 2022 and 2021, one customer accounted for more than 10% of our total revenues. For the three months ended March 31, 2022 and 2021, revenues attributable to this customer were $78.1 million and $65.8 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $75.2 million and $61.3 million represented reimbursements for certain expenses we incurred during the three months ended March 31, 2022 and 2021, respectively, and were offset by matching expenses included in our third party managed cost of operations.

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
We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses and corporate-level acquisition, litigation and other, net). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended March 31, 2022 includes all properties that we owned at January 3, which had both been owned and had reached “normalized operations” by January 3, 2022.
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
The following table shows the number of same-store warehouses in our portfolio as of March 31, 2022. The number of warehouses owned or operated in as of March 31, 2022 and excluded as same-store warehouses for the period ended March 31, 2022 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	249
Same Store Warehouses	215
Non-Same Store Warehouses (1)	25
Third-Party Managed Warehouses	9

(1) During the first quarter of 2022, we ceased operations at a facility which we are preparing to lease, which is now included in the non-same store population as a result. Additionally, we exited a leased facility that had been recently acquired in connection with the Lago Cold Stores acquisition.
As of March 31, 2022, our portfolio consisted of 249 total warehouses, including 240 within the warehouse segment and nine in the third-party managed segment. In addition, we hold minority interests in two Brazilian joint ventures, Superfrio, which owns or operates 33 temperature-controlled warehouses, and Comfrio, which owns or operates 27 temperature-controlled warehouses.
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

Comparison of Results for the Three Months Ended March 31, 2022 and 2021
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,			Change
	2022 actual	2022 constant currency(1)	2021 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$229,757	$232,445	$205,275	11.9%	13.2%
Warehouse services	311,168	316,277	280,176	11.1%	12.9%
Total warehouse segment revenues	540,925	548,722	485,451	11.4%	13.0%

Power	33,035	33,626	26,204	26.1%	28.3%
Other facilities costs (2)	56,572	57,359	50,532	12.0%	13.5%
Labor	244,160	247,869	214,547	13.8%	15.5%
Other services costs (3)	60,900	61,910	47,987	26.9%	29.0%
Total warehouse segment cost of operations	$394,667	$400,764	$339,270	16.3%	18.1%

Warehouse segment contribution (NOI)	$146,258	$147,958	$146,181	0.1%	1.2%
Warehouse rent and storage contribution (NOI) (4)	$140,150	$141,460	$128,539	9.0%	10.1%
Warehouse services contribution (NOI) (5)	$6,108	$6,498	$17,642	(65.4)%	(63.2)%

Total warehouse segment margin	27.0%	27.0%	30.1%	-307 bps	-315 bps
Rent and storage margin(6)	61.0%	60.9%	62.6%	-162 bps	-176 bps
Warehouse services margin(7)	2.0%	2.1%	6.3%	-433 bps	-424 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $10.6 million and $9.3 million, on an actual basis, for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.1 million and $2.9 million, on an actual basis, for the three months ended March 31, 2022 and 2021, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $540.9 million for the three months ended March 31, 2022 an increase of $55.5 million, or 11.4%, compared to $485.5 million for the three months ended March 31, 2021. On a constant currency basis, our warehouse segment revenues were $548.7 million for the three months ended March 31, 2022, an increase of $63.3 million, or 13.0%, from the three months ended March 31, 2021. Approximately $29.6 million of the increase, on an actual currency basis, was driven by acquisitions completed during 2021, including the growth experienced period-over-period during overlapping periods of ownership. We acquired four facilities on March 1, 2021 as a result of the Liberty acquisition, two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition, one facility on May 28, 2021 as a result of the Bowman Stores acquisition, two facilities on August 2, 2021 as a result of the ColdCo acquisition, one facility on September 1, 2021 as a result of the Newark Facility Management acquisition and two facilities on November 15, 2021 as a result of the Lago Cold Stores acquisition (one leased facility exited upon expiration during the first quarter of 2022), and therefore we did not have ownership of these facilities for the entirety of the prior comparable period. Revenue growth was also due to contractual and market-driven rate escalations in the same store population and our recently completed developments. This was partially offset by the timing of throughput associated with the Easter holiday and COVID-19 and the related labor challenges which continued to impact food production. The foreign currency translation of revenues earned by our foreign operations had a $7.8 million unfavorable impact during the three months ended March 31, 2022, which was mainly driven by the weakening of the U.S. dollar over the local currencies in our foreign subsidiaries.
Warehouse segment cost of operations was $394.7 million for the three months ended March 31, 2022, an increase of $55.4 million, or 16.3%, compared to the three months ended March 31, 2021. On a constant currency basis, our warehouse segment cost of operations was $400.8 million for the three months ended March 31, 2022, an increase of $61.5 million, or 18.1%, from the three months ended March 31, 2021. Approximately $22.0 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. In addition, we incurred increases in our cost of operations, specifically including power, labor and travel, property tax, supplies and equipment maintenance, all of which are reflective of elevated inflation. Labor was also impacted by employee absenteeism and associated disruption throughout the first quarter of 2022 due to the Omicron variant. We also incurred higher costs related to our recently completed expansion and development projects. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $6.1 million favorable impact during the three months ended March 31, 2022.
For the three months ended March 31, 2022, warehouse segment contribution (NOI), increased $0.1 million, or 0.1%, to $146.3 million for the three months ended March 31, 2022, compared to $146.2 million for the three months ended March 31, 2021. The foreign currency translation of our results of operations had a $1.7 million unfavorable impact to the warehouse segment contribution period-over-period. On a constant currency basis, warehouse segment NOI increased $1.8 million period-over-period. Approximately $7.7 million of the increase, on an actual basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The increase was also driven by contractual and market-driven rate escalations, offset by cost increases driven primarily by inflation, higher costs related to our recently completed expansion and development projects, and lower throughput due to the timing of throughput associated with the Easter holiday and the ongoing supply chain disruption. Our NOI was also unfavorably impacted by the currency translation impact of the weakening of the U.S. dollar.
Same Store and Non-Same Store Analysis
We had 215 same stores for the three months ended March 31, 2022. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Bowman Stores, ColdCo, KMT Brrr!, Lago Cold Stores, Liberty, Newark, one recently leased warehouse in Australia, a recently constructed facility in Denver purchased in November 2021, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,			Change
	2022 actual	2022 constant currency(1)	2021 actual	Actual	Constant currency
Number of same store sites	215		215	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$204,273	$206,643	$194,203	5.2%	6.4%
Warehouse services	279,116	283,913	268,591	3.9%	5.7%
Total same store revenues	483,389	490,556	462,794	4.5%	6.0%
Same store cost of operations:
Power	28,719	29,239	24,776	15.9%	18.0%
Other facilities costs	49,139	49,818	46,727	5.2%	6.6%
Labor	214,425	217,895	200,950	6.7%	8.4%
Other services costs	52,050	53,000	44,448	17.1%	19.2%
Total same store cost of operations	$344,333	$349,952	$316,901	8.7%	10.4%

Same store contribution (NOI)	$139,056	$140,604	$145,893	(4.7)%	(3.6)%
Same store rent and storage contribution (NOI)(2)	$126,415	$127,586	$122,700	3.0%	4.0%
Same store services contribution (NOI)(3)	$12,641	$13,018	$23,193	(45.5)%	(43.9)%

Total same store margin	28.8%	28.7%	31.5%	-276 bps	-286 bps
Same store rent and storage margin(4)	61.9%	61.7%	63.2%	-130 bps	-144 bps
Same store services margin(5)	4.5%	4.6%	8.6%	-411 bps	-405 bps

	Three Months Ended March 31,			Change
	2022 actual	2022 constant currency(1)	2021 actual	Actual	Constant currency
Number of non-same store sites	25		18	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$25,484	$25,802	$11,072	n/r	n/r
Warehouse services	32,052	32,364	11,585	n/r	n/r
Total non-same store revenues	57,536	58,166	22,657	n/r	n/r
Non-same store cost of operations:
Power	4,316	4,388	1,428	n/r	n/r
Other facilities costs	7,433	7,541	3,805	n/r	n/r
Labor	29,735	29,974	13,597	n/r	n/r
Other services costs	8,850	8,909	3,539	n/r	n/r
Total non-same store cost of operations	$50,334	$50,812	$22,369	n/r	n/r

Non-same store contribution (NOI)	$7,202	$7,354	$288	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$13,735	$13,873	$5,839	n/r	n/r
Non-same store services contribution (NOI)(3)	$(6,533)	$(6,519)	$(5,551)	n/r	n/r

Total non-same store margin	12.5%	12.6%	1.3%	n/r	n/r
Non-same store rent and storage margin(4)	53.9%	53.8%	52.7%	n/r	n/r
Non-same store services margin(5)	(20.4)%	(20.1)%	(47.9)%	n/r	n/r

	Three Months Ended March 31,			Change
	2022 actual	2022 constant currency(1)	2021 actual	Actual	Constant currency
Total warehouse segment revenues	$540,925	$548,722	$485,451	11.4%	13.0%
Total warehouse cost of operations	$394,667	$400,764	$339,270	16.3%	18.1%
Total warehouse segment contribution	$146,258	$147,958	$146,181	0.1%	1.2%
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
(6)Non-same store warehouse count of 25 includes one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 11 facilities under development or expansion. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,
Units in thousands except per pallet and site number data - unaudited	2022	2021	Change
Number of same store sites	215	215	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	3,797	3,768	0.8%
Economic occupancy percentage	77.6%	77.4%	22 bps
Same store rent and storage revenues per economic occupied pallet	$53.80	$51.55	4.4%
Constant currency same store rent and storage revenues per economic occupied pallet	$54.43	$51.55	5.6%

Physical occupancy(2)
Average physical occupied pallets	3,456	3,442	0.4%
Average physical pallet positions	4,892	4,869	0.5%
Physical occupancy percentage	70.7%	70.7%	-4 bps
Same store rent and storage revenues per physical occupied pallet	$59.10	$56.43	4.7%
Constant currency same store rent and storage revenues per physical occupied pallet	$59.79	$56.43	6.0%

Same store warehouse services:
Throughput pallets (in thousands)	8,893	8,947	(0.6)%
Same store warehouse services revenues per throughput pallet	$31.38	$30.02	4.5%
Constant currency same store warehouse services revenues per throughput pallet	$31.92	$30.02	6.3%

Number of non-same store sites(3)	25	18	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	377	205	n/r
Economic occupancy percentage	69.2%	70.7%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$67.62	$53.97	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$68.46	$53.97	n/r

Physical occupancy(2)
Average physical occupied pallets	348	186	n/r
Average physical pallet positions	545	290	n/r
Physical occupancy percentage	63.9%	64.0%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$73.19	$59.64	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$74.11	$59.64	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	966	584	n/r
Non-same store warehouse services revenues per throughput pallet	$33.19	$19.83	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$33.51	$19.83	n/r

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
(3)Non-same store warehouse count of 25 includes one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 11 facilities under development or expansion. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
(4)n/r - not relevant
Economic occupancy at our same stores was 77.6% for the three months ended March 31, 2022, a increase of 22 basis points compared to 77.4% for the three months ended March 31, 2021. Storage levels were consistent with prior year levels partially due to the timing of the seasonal build of inventory prior to the Easter holiday. Easter fell on April 17th of 2022 and April 4th of 2021, which increased occupancy for March but was still offset by continued food production challenges but stable end consumer demand throughout the first quarter of 2022. COVID-related supply chain and labor disruptions continue to impact the global food supply chain. Throughout the first quarter of 2022, our customers’ production was impacted by absenteeism due to a surge in COVID-19 cases due to the Omicron variant. Even after the Omicron wave receded, the labor market remains very challenging, which continues to strain our customers’ ability to produce at pre-COVID levels. Our first quarter 2022 economic occupancy at our same stores was 696 basis points higher than our corresponding average physical occupancy of 70.7%. The decrease of 4 basis points in average physical occupancy compared to 70.7% for the three months ended March 31, 2021 was driven by supply chain disruptions. Same store rent and storage revenues per economic occupied pallet increased 4.4% period-over-period, primarily driven by improvements in our commercial terms and contractual and market-driven rate escalations, partially offset by unfavorable foreign currency translation. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 5.6% period-over-period.
Throughput pallets at our same stores were 8.9 million pallets for the three months ended March 31, 2022, a decrease of 0.6% from the three months ended March 31, 2021. This decrease was the result of the timing of throughput associated with the Easter holiday and the COVID-19 related impacts. As food manufacturers production has not reached full pre-pandemic capacity, throughput has been impacted. Food manufacturers have been unable to rebuild holdings in the supply chain due to challenges in the labor market and higher absences due to the Omicron variant during the first quarter of 2022. Same store warehouse services revenues per throughput pallet increased 4.5% period-over-period, as a result of contractual and market-driven rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging and contractual rate escalations, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 6.3% from the three months ended March 31, 2021.

Third-Party Managed Segment

The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,			Change
	2022 actual	2022 constant currency(1)	2021 actual	Actual	Constant currency
Number of managed sites	9		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$85,860	$86,199	$73,072	17.5%	18.0%
Third-party managed cost of operations	82,359	82,631	68,690	19.9%	20.3%
Third-party managed segment contribution	$3,501	$3,568	$4,382	(20.1)%	(18.6)%

Third-party managed margin	4.1%	4.1%	6.0%	-192 bps	-186 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $85.9 million for the three months ended March 31, 2022, an increase of $12.8 million, or 17.5%, compared to $73.1 million for the three months ended March 31, 2021. On a constant currency basis, third-party managed revenues were $86.2 million for the three months ended March 31, 2022, an increase of $13.1 million, or 18.0%, from the three months ended March 31, 2021. The increase was a result of higher business volume in our domestic managed operations paired with higher pass-through costs associated with this business, primarily labor and related costs due to inflation and the challenging labor market.

Third-party managed cost of operations was $82.4 million for the three months ended March 31, 2022, an increase of $13.7 million, or 19.9%, compared to $68.7 million for the three months ended March 31, 2021. On a constant currency basis, third-party managed cost of operations was $82.6 million for the three months ended March 31, 2022, an increase of $13.9 million, or 20.3%, from the three months ended March 31, 2021. Third-party managed cost of operations increased as a result of the revenue trends described above.

Third-party managed segment contribution (NOI) was $3.5 million for the three months ended March 31, 2022, a decrease of $0.9 million, or 20.1%, compared to $4.4 million for the three months ended March 31, 2021. On a constant currency basis, third-party managed segment contribution (NOI) was $3.6 million for the three months ended March 31, 2022, a decrease of $0.8 million, or 18.6%.

Transportation Segment

The following table presents the operating results of our transportation segment for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,			Change
	2022 actual	2022 constant currency(1)	2021 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenues	$78,910	$80,952	$76,272	3.5%	6.1%
Total transportation cost of operations	70,381	72,238	69,569	1.2%	3.8%
Transportation segment contribution (NOI)	$8,529	$8,714	$6,703	27.2%	30.0%

Transportation margin	10.8%	10.8%	8.8%	202 bps	198 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $78.9 million for the three months ended March 31, 2022, an increase of $2.6 million, or 3.5%, compared to $76.3 million for the three months ended March 31, 2021. On a constant currency basis, transportation revenues were $81.0 million for the three months ended March 31, 2022, an increase of $4.7 million, or 6.1%, from the three months ended March 31, 2021. The increase was primarily due to higher rates in our consolidation business, the KMT Brrr! acquisition which closed in early May 2021, acquisitions and expansions in Australia, and the higher revenue associated with brokered transporation costs, inflation in wage and fuel rates and capacity surcharges due to challenges with driver availability. This is partially offset by the net decrease in revenue from the rationalization of certain domestic market operations and the unfavorable impact of foreign currency translation.
Transportation cost of operations was $70.4 million for the three months ended March 31, 2022, an increase of $0.8 million, or 1.2%, compared to $69.6 million for the three months ended March 31, 2021. On a constant currency basis, transportation cost of operations was $72.2 million for the three months ended March 31, 2022, an increase of $2.7 million, or 3.8%, from the three months ended March 31, 2021. The increase was due to capacity constraints driving spot market higher than contract rate, which has caused an increase in carrier fees, higher wage and fuel costs impacted by inflation and the acquisitions mentioned above. This is partially offset by the net decrease of costs from the exit of certain domestic market operations and favorable impact of foreign currency translation.
Transportation segment contribution (NOI) was $8.5 million for the three months ended March 31, 2022, an increase of $1.8 million compared to the three months ended March 31, 2021. Transportation segment margin increased 202 basis points from the three months ended March 31, 2021, to 10.8% from 8.8%. On a constant currency basis, transportation segment contribution was $8.7 million for the three months ended March 31, 2022, an increase of $2.0 million compared to the three months ended March 31, 2021. The increase in margin was primarily due to the rate increases implemented during the first quarter of 2022.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $82.6 million for the three months ended March 31, 2022, an increase of $5.4 million, or 7.0%, compared to $77.2 million for the three months ended March 31, 2021. This increase was primarily due to the acquisitions and recently completed developments in 2021.

Selling, general and administrative. Corporate-level selling, general and administrative expenses were $57.6 million for the three months ended March 31, 2022, an increase of $12.6 million, or 27.9%, compared to $45.1 million for the three months ended March 31, 2021. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by higher third-party legal and professional fees, the resumption of performance-based compensation expense in connection with the short-term incentive plan and higher share-based compensation expense in connection with the November 2021 retention grant.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $10.1 million for the three months ended March 31, 2022, a decrease of $10.7 million compared to the three months ended March 31, 2021. During the three months ended March 31, 2022, we incurred $6.3 million of acquisition and integration related expenses, an aggregate $2.6 million of severance related expenses due to the realignment of certain international operations and leadership changes and $1.2 million of litigation fees. During the three months ended March 31, 2021, we incurred $13.5 million of acquisition related expenses composed of professional fees and integration related costs in connection with completed and potential acquisitions, primarily related to the Agro acquisition. We also incurred $4.8 million of costs related to the cyber event that happened in late 2020 and $2.4 million of severance in our international operations and as a result of synergies from our recently completed acquisitions.
Other Expense and Income
The following table presents other items of income and expense for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		Change
	2022	2021	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(25,773)	$(25,956)	(0.7)%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(616)	$(3,499)	(82.4)%
Other, net	$245	$176	39.2%
Interest expense. Interest expense was $25.8 million for the three months ended March 31, 2022, a decrease of $0.2 million, or 0.7%, compared to $26.0 million for the three months ended March 31, 2021. The decrease was primarily due to a decrease in our overall effective interest rate. The effective interest rate of our outstanding debt has decreased from 3.31% for the three months ended March 31, 2021 to 3.06% for the three months ended March 31, 2022, however, outstanding principal has increased from $2.4 billion as of March 31, 2021 to $2.9 billion as of March 31, 2022.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $0.6 million for the three months ended March 31, 2022 decreased as compared to the three months ended March 31, 2021 primarily due to the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility during the first quarter of 2021, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs. Additionally, during each of the three months ended March 31, 2022 and 2021, we recorded a $0.6 million charge for the amortization of fees paid for the interest rate swaps terminated during 2020.

Income Tax Benefit

Income tax benefit for the three months ended March 31, 2022 was $0.7 million, a decrease of $0.1 million when compared to $0.8 million for the three months ended March 31, 2021. The current tax expense and deferred income tax benefit is consistent due to comparable operating results in both periods.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures as supplemental performance measures of our business: FFO, Core FFO, Adjusted FFO, EBITDAre and Core EBITDA.

We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate assets, plus specified non-cash items, such as real estate asset depreciation and amortization and our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, litigation and other, net, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments and foreign currency exchange loss. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, amortization of above or below market leases, straight-line net rent, benefit from deferred income taxes, share-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended March 31,
	2022	2021
Net loss	$(17,445)	$(14,236)
Adjustments:
Real estate related depreciation	52,200	52,280
Net loss (gain) on asset disposals	63	(39)
Our share of reconciling items related to partially owned entities	1,033	266
NAREIT Funds from operations	$35,851	$38,271
Adjustments:
Net gain on sale of non-real asset assets	(235)	(119)
Acquisition, litigation, and other	10,075	20,751
Share-based compensation expense, IPO grants	—	163
Loss on debt extinguishment, modifications, and termination of derivative instruments	616	3,499
Foreign currency exchange gain	(325)	(173)
Our share of reconciling items related to partially owned entities	347	154
Core FFO applicable to common shareholders	46,329	62,546
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,146	1,148
Amortization of below/above market leases	508	39
Straight-line net rent	204	(155)
Deferred income taxes benefit	(1,889)	(2,002)
Share-based compensation, excluding IPO grants	8,349	4,867
Non-real estate depreciation and amortization	30,420	24,931
Maintenance capital expenditures (a)	(16,106)	(15,731)
Our share of reconciling items related to partially owned entities	(107)	278
Adjusted FFO applicable to common shareholders	$68,854	$75,921
(a)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, earnings before interest expense, taxes, depreciation and amortization, and adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other, net, loss from investments in partially owned entities, foreign currency exchange gain, share-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, net gain on other asset disposals and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2022	2021
Net loss	$(17,445)	$(14,236)
Adjustments:
Interest expense	25,773	25,956
Income taxes benefit	(708)	(791)
Depreciation and amortization	82,620	77,211
Adjustment to reflect share of EBITDAre of partially owned entities	3,198	649
NAREIT EBITDAre	$93,438	$88,789
Adjustments:
Acquisition, litigation and other, net	10,075	20,751
Loss on partially owned entities	2,112	700
Foreign currency exchange gain	(325)	(173)
Share-based compensation expense	8,349	5,030
Loss on debt extinguishment, modifications, and termination of derivative instruments	616	3,499
Net gain on other asset disposals	(172)	(158)
Reduction in EBITDAre from partially owned entities	(3,198)	(649)
Core EBITDA	$110,895	$117,789

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
•our ATM Equity Programs; and
•other forms of debt financings and equity offerings.
We expect that our funding sources as noted above are adequate and will continue to be adequate to meet our short-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include:

•operating activities and overall working capital;
•capital expenditures;
•capital contributions and investments in joint ventures;
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

On May 10, 2021, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM equity program (the “2021 ATM Equity Program”). Sales of our common shares made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common shares pursuant to the 2021 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There was no activity under the 2021 ATM Equity Program during the three months ended March 31, 2022, and we have approximately $809.4 million availability remaining for distribution under the 2021 ATM Equity Program as of March 31, 2022.
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
Our bad debt expense was $1.3 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we maintained bad debt allowances of approximately $20.7 million, which we believed to be adequate.
Collective Bargaining Agreements
As of March 31, 2022, approximately 37% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 8% of the labor force are set to expire during the remaining three months ended December 31, 2022.
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
For further information regarding dividends and distributions, see Note 14 to our consolidated financial statements included in our 2021 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2022:

Debt Summary:
Fixed rate	$2,058,187
Variable rate - unhedged	888,699
Total mortgage notes, senior unsecured notes, term loans and borrowings under revolving line of credit	2,946,886

Sale-leaseback financing obligations	177,305
Financing lease obligations	91,436
Total debt and debt-like obligations	3,215,627

Percent of total debt and debt-like obligations:
Fixed rate	72%
Variable rate	28%

Effective interest rate as of March 31, 2022	3.06%
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, CDOR, BBSW, and SONIA rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2022, our debt had a weighted average term to initial maturity of approximately 5.8 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 9 to our consolidated financial statements included in our 2021 Annual Report on Form 10-K as filed with the SEC.
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

Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per cubic foot amounts)
Real estate	$13,864	$12,928
Personal property	974	1,782
Information technology	1,268	1,021
Maintenance capital expenditures	$16,106	$15,731

Maintenance capital expenditures per cubic foot	$0.011	$0.011
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per cubic foot amounts)
Real estate	$8,843	$8,376
Personal property	14,446	11,454
Repair and maintenance expenses	$23,289	$19,830

Repair and maintenance expenses per cubic foot	$0.016	$0.014

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
Acquisitions
There were no acquisitions completed during the first quarter of 2022. For information regarding acquisitions completed during 2021, refer to our 2021 Annual Report on Form 10-K which includes details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the three months ended March 31, 2022 are primarily driven by $17.6 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $8.1 million for the Spearwood, Australia expansion, $7.8 million million related to the Dunkirk, NY development, $5.1 million in our Dublin expansion, $1.9 million for the Barcelona expansion, $1.5 million related to our Russellville expansion and $1.4 million related to Atlanta Major Market Strategy Phase 2.
Expansion and development initiatives also include $1.3 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $13.8 million during the three months ended March 31, 2021 for contemplated future expansion or development projects.
The following table sets forth our acquisition, expansion and development capital expenditures for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$(603)	$41,956
Expansion and development initiatives	58,521	83,268
Information technology	741	1,528
Growth and expansion capital expenditures	$58,659	$126,752

Historical Cash Flows

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$15,586	$46,531
Net cash used in investing activities	$(94,244)	$(143,737)
Net cash provided by (used in) financing activities	$46,256	$(235,530)
Operating Activities
For the three months ended March 31, 2022, our net cash provided by operating activities was $15.6 million, a decrease of $30.9 million, compared to $46.5 million for the three months ended March 31, 2021. The decrease is primarily due to an increase in accounts receivable due to slower collections, as well as higher selling, general and administrative expense.
Investing Activities

Our net cash used in investing activities was $94.2 million for the three months ended March 31, 2022 compared to $143.7 million for the three months ended March 31, 2021. Additions to property, buildings and equipment were $93.0 million, reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, Dunkirk, Dublin, Barcelona, Spearwood and Russellville expansion and development projects. Additionally, we invested $1.9 million in the SuperFrio joint venture for the three months ended March 31, 2022.
Net cash used in investing activities of $143.7 million for the three months ended March 31, 2021 related to cash used for the acquisition of Liberty Freezers totaling $42.0 million and cash used for additions to property, buildings and equipment of $100.5 million reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, Calgary, New Zealand and Russellville expansion and development projects.
Financing Activities
Net cash provided by financing activities was $46.3 million for the three months ended March 31, 2022 compared to cash used in financing activities of $235.5 million for the three months ended March 31, 2021. Cash provided by financing activities for the current period primarily consisted of $115.0 million in proceeds from our 2020 Senior Unsecured Credit Facility, offset by $59.9 million of quarterly dividend distributions paid.
Net cash used in financing activities was $235.5 million for the three months ended March 31, 2021. Cash used in financing activities consisted of $201.8 million of repayments on our term loan and mortgage notes, $55.0 million of quarterly dividends paid, $14.9 million in payment of withholding taxes related to share-based payment arrangements and $7.2 million of financing lease payments. These cash outflows were partially offset by $43.5 million in proceeds from our revolving line of credit and $4.3 million of proceeds received upon exercise of stock options.
SIGNIFICANT ACCOUNTING POLICIES UPDATE
See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of March 31, 2022, we had $174.9 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.95%. Additionally, we had C$55.0 million, £68.5 million, AUD$80 million, and $320 million USD outstanding of Senior Unsecured Revolving Credit Facility draws. At March 31, 2022, one-month LIBOR was at approximately 0.46%, one-month CDOR was at 0.93%, and one-month SONIA was at 0.69%, and one-month AUD BBSW was approximately 0.07%, therefore a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $8.9 million. A 100 basis point decrease in market interest rates would result in a $5.2 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2022 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 7 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors
Investing in our common shares involves risks and uncertainties. You should consider and read the information contained in this report and in our 2021 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). Any of the risks discussed in our 2021 Annual Report on Form 10-K, in this report, in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.
Geopolitical conflicts, including the conflict between Russia and Ukraine, may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout Europe and Asia-Pacific. As a result, our global operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, the current conflict between Russia and Ukraine is creating substantial uncertainty about the future impact on the global economy. Countries across the globe are instituting sanctions and other penalties against Russia. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine conflict, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business and results of operations, including:
•increased inflation and significant volatility in commodity prices;
•disruptions to our global technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;
•adverse changes in international trade policies and relations;
•our ability to maintain or increase our prices, including freight in response to rising fuel costs;
•disruptions in global supply chains, specifically within the food supply chain and construction materials,;
•increased exposure to foreign currency fluctuations; and
•constraints, volatility or disruption in the credit and capital markets.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K, any of which could materially and adversely affect our business and results of operations. We are continuing to monitor the situation in the Ukraine and globally and assess its potential impact on our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1#	Offer Letter to George F. Chappelle Jr. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on February 24, 2022 (File No. 001-34723))
10.2#	Executive Severance Benefits Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust's Current Report on Form 8-K filed on February 24, 2022 (File No. 001-34723))
10.3#	Form of Time-Based OP Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on March 14, 2022 (File No. 001-34723))
10.4#	Form of Performance-Based OP Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust's Current Report on Form 8-K filed on March 14, 2022 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST
(Registrant)

Date:	May 6, 2022	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)