Form 10-Q
period 2022-06-30
AMERICOLD REALTY TRUST
filed 2022-08-05
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2022
Common Stock, $0.01 par value per share	269,365,689

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
•the impact of anti-takeover provisions in our constituent documents and under Maryland law, which could make an acquisition of us more difficult, limit attempts by our stockholders to replace our directors and affect the price of our common stock, $0.01 par value per share; and
•the potential dilutive effect of our common stock offerings.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected acquisitions and expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this report, unless the context otherwise requires, references to “we,” “us,” “our,” “our Company” and “the Company” refer to Americold Realty Trust, Inc., a Maryland corporation, and its consolidated subsidiaries, including Americold Realty Operating Partnership, L.P., a Delaware limited partnership and the subsidiary through which we conduct our business, which we refer to as “our Operating Partnership” or “the Operating Partnership.”

In addition, unless otherwise stated herein, when we refer to “cubic feet” in one of our temperature-controlled facilities, we refer to refrigerated cubic feet (as opposed to total cubic feet, refrigerated and otherwise) therein.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2022	December 31, 2021
Assets
Property, buildings and equipment:
Land	$780,381	$807,495
Buildings and improvements	4,150,724	4,152,763
Machinery and equipment	1,360,551	1,352,399
Assets under construction	533,028	450,153
	6,824,684	6,762,810
Accumulated depreciation	(1,765,611)	(1,634,909)
Property, buildings and equipment – net	5,059,073	5,127,901

Operating lease right-of-use assets	367,774	377,536
Accumulated depreciation – operating leases	(68,987)	(57,483)
Operating leases – net	298,787	320,053

Financing leases:
Buildings and improvements	13,549	13,552
Machinery and equipment	137,421	146,341
	150,970	159,893
Accumulated depreciation – financing leases	(55,355)	(58,165)
Financing leases – net	95,615	101,728

Cash, cash equivalents and restricted cash	74,616	82,958
Accounts receivable – net of allowance of $10,523 and $18,755 at June 30, 2022 and December 31, 2021, respectively	408,090	380,014
Identifiable intangible assets – net	944,058	980,966
Goodwill	1,040,746	1,072,980
Investments in partially owned entities	72,505	37,458
Other assets	141,836	112,139
Total assets	$8,135,326	$8,216,197

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$584,330	$399,314
Accounts payable and accrued expenses	554,601	559,412
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $9,934 and $11,050, in the aggregate, at June 30, 2022 and December 31, 2021, respectively	2,361,487	2,443,806
Sale-leaseback financing obligations	175,340	178,817
Financing lease obligations	91,926	97,633
Operating lease obligations	282,990	301,765
Unearned revenue	30,670	26,143
Pension and postretirement benefits	3,051	2,843
Deferred tax liability – net	143,340	169,209
Multi-employer pension plan withdrawal liability	8,011	8,179
Total liabilities	4,235,746	4,187,121
Commitments and contingencies (Note 7)
Equity
Stockholders’ equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 269,290,641 and 268,282,592 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,693	2,683
Paid-in capital	5,182,309	5,171,690
Accumulated deficit and distributions in excess of net earnings	(1,290,511)	(1,157,888)
Accumulated other comprehensive (loss) income	(6,496)	4,522
Total stockholders’ equity	3,887,995	4,021,007
Noncontrolling interests:
Noncontrolling interests in operating partnership	11,585	8,069
Total equity	3,899,580	4,029,076

Total liabilities and equity	$8,135,326	$8,216,197
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rent, storage and warehouse services	$564,379	$503,734	$1,105,304	$989,185
Third-party managed services	83,486	72,173	169,346	145,245
Transportation services	81,891	78,800	160,801	155,072
Total revenues	729,756	654,707	1,435,451	1,289,502
Operating expenses:
Rent, storage and warehouse services cost of operations	413,394	359,355	808,061	698,625
Third-party managed services cost of operations	79,765	70,480	162,124	139,170
Transportation services cost of operations	68,306	69,550	138,687	139,119
Depreciation and amortization	82,690	84,459	165,310	161,670
Selling, general and administrative	56,273	42,475	113,875	87,527
Acquisition, litigation and other, net	5,663	3,922	15,738	24,673
Impairment of long-lived assets	—	1,528	—	1,528
Total operating expenses	706,091	631,769	1,403,795	1,252,312

Operating income	23,665	22,938	31,656	37,190

Other income (expense):
Interest expense	(26,545)	(26,579)	(52,318)	(52,535)
Loss on debt extinguishment, modifications and termination of derivative instruments	(627)	(925)	(1,244)	(4,424)
Other, net	(4,609)	141	(4,363)	317
Loss before income taxes	(8,116)	(4,425)	(26,269)	(19,452)
Income tax (expense) benefit
Current	(817)	(2,406)	(1,998)	(3,617)
Deferred	12,886	(6,568)	14,775	(4,566)
Total income tax benefit (expense)	12,069	(8,974)	12,777	(8,183)

Net income (loss)	$3,953	$(13,399)	$(13,492)	$(27,635)
Net income (loss) attributable to noncontrolling interests	18	(29)	(20)	149
Net income loss attributable to Americold Realty Trust, Inc.	$3,935	$(13,370)	$(13,472)	$(27,784)

Weighted average common stock outstanding – basic	269,497	253,213	269,464	253,076
Weighted average common stock outstanding – diluted	270,384	253,213	269,464	253,076

Net income (loss) per common share - basic	$0.01	$(0.05)	$(0.05)	$(0.11)
Net income (loss) per common share - diluted	$0.01	$(0.05)	$(0.05)	$(0.11)
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,953	$(13,399)	$(13,492)	$(27,635)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(113)	396	(46)	777
Change in unrealized net (loss) gain on foreign currency	(23,867)	7,026	(12,681)	(3,656)
Unrealized gain on cash flow hedge	1,558	1,609	1,709	2,630
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust, Inc.	(22,422)	9,031	(11,018)	(249)
Other comprehensive (loss) income attributable to noncontrolling interests	(73)	20	(50)	8
Total comprehensive loss	$(18,542)	$(4,348)	$(24,560)	$(27,876)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(17,407)	—	(38)	(17,445)
Other comprehensive income	—	—	—	—	11,404	23	11,427
Distributions on common stock, restricted stock and OP units	—	—	—	(59,580)	—	(180)	(59,760)
Stock-based compensation expense	—	—	6,108	—	—	1,985	8,093
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	318,729	3	(2,140)	—	—	—	(2,137)
Common stock issuance related to employee stock purchase plan	71,144	1	1,984	—	—	—	1,985
Balance - March 31, 2022	268,672,465	$2,687	$5,177,642	$(1,234,875)	$15,926	$9,859	$3,971,239
Net income	—	—	—	3,935	—	18	3,953
Other comprehensive loss	—	—	—	—	(27,392)	(73)	(27,465)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,571)	—	(188)	(59,759)
Stock-based compensation expense	—	—	5,115	—	—	2,173	7,288
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	618,176	6	(448)	—	—	—	(442)
Deconsolidation of previously consolidated entities	—	—	—	—	4,970	(204)	4,766
Balance - June 30, 2022	269,290,641	$2,693	$5,182,309	$(1,290,511)	$(6,496)	$11,585	$3,899,580

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership and Consolidated Joint Venture

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(14,414)	—	178	(14,236)
Other comprehensive loss	—	—	—	–	(9,280)	(12)	(9,292)
Distributions on common shares, restricted stock and OP units	—	—	—	(55,909)	—	(120)	(56,029)
Stock-based compensation expense	—	—	4,075	—	—	949	5,024
Common share issuance related to stock-based payment plans, net of shares withheld for employee taxes	816,915	8	(10,089)	—	—	—	(10,081)
Balance - March 31, 2021	252,519,518	$2,525	$4,681,809	$(965,844)	$(13,659)	$3,376	$3,708,207
Net loss	—	—	—	(13,370)	—	(29)	(13,399)
Other comprehensive income	—	—	—	–	9,031	20	9,051
Distributions on common shares, restricted stock and OP units	—	—	—	(57,773)	—	(124)	(57,897)
Stock-based compensation expense	—	—	3,922	—	—	1,539	5,461
Common share issuance related to stock-based payment plans, net of shares withheld for employee taxes	66,431	1	(108)	—	—	—	(107)
Issuance of common stock	8,429,104	84	214,775	—	—	—	214,859
Balance - June 30, 2021	261,015,053	$2,610	$4,900,398	$(1,036,987)	$(4,628)	$4,782	$3,866,175

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(13,492)	$(27,635)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	165,310	161,670
Amortization of deferred financing costs and pension withdrawal liability	2,306	2,233
Amortization of above/below market leases	1,057	401
Loss on debt extinguishment, modifications and termination of derivative instruments	1,244	4,301
Foreign exchange loss (gain)	965	(33)
Loss from investments in partially owned entities	5,759	761
Gain on extinguishment of New Market Tax Credit structure	(3,410)	—
Loss on deconsolidation of subsidiary contributed to joint venture	4,148	—
Stock-based compensation expense	15,381	10,498
Deferred income taxes (benefit) expense	(14,775)	4,566
Gain on other asset disposals	(96)	(475)
Impairment of long-lived assets	—	1,528
Provision for doubtful accounts receivable	1,966	2,910
Changes in operating assets and liabilities:
Accounts receivable	(40,414)	(1,775)
Accounts payable and accrued expenses	6,809	(14,332)
Other	484	(16,865)
Net cash provided by operating activities	133,242	127,753
Investing activities:
Proceeds from sale of investments in partially owned entities	—	596
Investment in partially owned entities	(4,427)	(6,260)
Proceeds from sale of property, buildings and equipment	240	1,063
Business combinations, net of cash acquired	812	(215,329)
Acquisitions of property, buildings and equipment, net of cash acquired	(6,876)	—
Additions to property, buildings and equipment	(181,709)	(207,292)
Purchase of noncontrolling interest holders share in consolidated joint venture	—	(11,600)
Net cash used in investing activities	(191,960)	(438,822)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in Operating Partnership	(119,525)	(110,813)
Proceeds from stock options exercised	651	5,191
Proceeds from employee stock purchase plan	1,985	—
Remittance of withholding taxes related to employee share-based transactions	(3,746)	(15,791)
Proceeds from revolving line of credit	253,340	210,841
Repayment on revolving line of credit	(55,000)	(70,000)
Repayment of sale-leaseback financing obligations	(3,584)	(1,184)
Repayment of financing lease obligations	(17,189)	(19,337)
Payment of debt issuance and extinguishment costs	(1,084)	(3,110)
Repayment of term loan and mortgage notes	(3,629)	(203,493)
Net proceeds from issuance of common shares	—	214,775
Net cash provided by financing activities	52,219	7,079
Net decrease in cash, cash equivalents and restricted cash	(6,499)	(303,990)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,843)	(984)
Cash, cash equivalents and restricted cash:
Beginning of period	82,958	621,051
End of period	$74,616	$316,077

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$44,559	$63,587
Addition of property, buildings and equipment under financing lease obligations	$15,760	$11,553
Addition of property, buildings and equipment under operating lease obligations	$6,025	$3,368

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$50,987	$43,328
Income taxes paid – net of refunds	$4,026	$6,147

	As of June 30,
	2022	2021
Allocation of purchase price of property, buildings and equipment to:
Land	$1,322	—
Buildings and improvements	4,082	—
Machinery and equipment	1,472	—
Cash paid for acquisition of property, buildings and equipment	$6,876	$—

	As of June 30,
	2022	2021
Deconsolidation of Chile joint venture
Land	$(19,574)	$—
Buildings and improvements	(10,118)	—
Machinery and equipment	(8,395)	—
Assets under construction	(20)	—
Accumulated depreciation	1,959	—
Cash, cash equivalents and restricted cash	(2,483)	—
Accounts receivable	(1,422)	—
Goodwill	(6,653)	—
Other Assets	(309)	—
Accounts payable and accrued expenses	1,105	—
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs	9,633	—
Deferred tax liability – net	6,474	—
Accumulated other comprehensive loss	(4,766)	—
Net carrying value of Chile assets and liabilities deconsolidated	$(34,569)	$—

Recognition of investment in unconsolidated LATAM joint venture	$36,896	$—

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with all of its consolidated subsidiaries (ART, Americold, the Company, us or we), is a real estate investment trust (REIT) organized under Maryland law. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience.
On May 25, 2022, the Company completed its conversion from a Maryland real estate investment trust to a Maryland corporation, pursuant to the Articles of Conversion, as approved by the stockholders at its annual shareholder meeting on May 17, 2022. Each issued and outstanding share of beneficial interest in Americold Realty Trust was converted into one share of Common Stock in Americold Realty Trust, Inc. As a result of this conversion, several references in this Form 10-Q have been updated accordingly. Despite this conversion, the Company continues to operate as a REIT for U.S. federal income tax purposes.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Formation of Latin America Joint Venture
On May 31, 2022, we formed a joint venture, Americold LATAM Holdings Ltd (the “LATAM JV”), with Cold LATAM Limited (our “JV partner”), in an effort to help us grow our business and market presence in the Latin America region, excluding Brazil. Our JV partner committed to invest approximately $209.0 million in exchange for 85% of the total equity interests, and we contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interests in the joint venture. Our JV partner’s contribution commitment includes an initial contribution of $8 million at closing and the remainder as a contribution receivable to the LATAM JV. The JV partner must complete its remaining contribution payments over the next four-year period through December 31, 2025 and in doing so, it retains its 85% equity ownership during this period. As a result of this transaction, we recognized a loss of approximately $4.1 million within “Other, net” on the Condensed Consolidated Statement of Operations (net of accumulated foreign currency translation loss related to the Chilean business) upon the deconsolidation of this entity and subsequent recognition of our subsidiary’s 15% equity investment in the LATAM JV at its estimated fair value of $37.0 million within “Investments in partially owned entities” on the Condensed Consolidated Balance Sheet. The fair value of the Company’s retained equity investment is based on Level 2 measurements within the fair value hierarchy based on the cash paid and contribution receivable committed to by our JV partner for their 85% interest, as well as fair value measurement performed in December 2020 when the Chilean business was acquired. Under the terms of the JV agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the LATAM JV starting in 2026 through 2028, as calculated in accordance with the JV agreement. Upon expiration of the Company’s call option, if unexercised, the JV partner has a call right that requires the Company to sell all of its interest in the LATAM JV by December 31, 2028, with the exercise price based upon the same calculation as the Company’s call option in accordance with the JV agreement.

Extinguishment of New Market Tax Credit (“NMTC”) Arrangement
During the second quarter of 2022, we recognized a gain of $3.4 million within “Other, net” on the Condensed Consolidated Statement of operations upon extinguishment of New Markets Tax Credit (“NMTC”) agreements which were dissolved immediately following the conclusion of the seven-year compliance period during which the tax credits were recognized. The NMTC deferred contribution liability was previously recorded within “Accounts payable and accrued expenses” on the Condensed Consolidated Balance Sheets. For a more detailed description of the NMTC arrangement, refer to Note 17 of the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC.

Impairment of Long-Lived Assets
There were no impairment charges recorded during the three or six months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company recorded impairment charges totaling $1.5 million related to costs associated with development projects which management determined it would no longer pursue.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic and any variants on all aspects of its business in all geographies, including how it will impact its customers and business partners. The three and six months ended June 30, 2022 and the year ended December 31, 2021 were negatively impacted by COVID-19 related disruptions and other macro-economic conditions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting availability and cost; and (iv) the impact of inflation on the cost to provide our services. Despite the current headwinds, we expect that end-consumer demand for food will remain consistent over the long-term with historic levels. However, current end-consumer demand coupled with food production and transportation challenges since the outset of the pandemic has driven down holdings in our facilities. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. We expect this to continue until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time and rebuild inventory in the supply chain.
The unprecedented labor environment continues to be challenging for many companies, including our food manufacturing customers. Labor availability continues to be the primary constraint on food production, along with the continuing spread of COVID-19 and related variants, which also impacts the labor market.
Our business has also been impacted due to inflation during the back half of 2021 and during the three and six months ended June 30, 2022. We believe we are positioned to address continued inflationary pressure as it arises; however, many of our contracts require that we experience sustained cost increases for an extended period of time ranging up to 60 days before we are able to initiate rate increases or seek remedies under our contracts. As a result of the significant impact of inflation on the cost of providing our storage, services and transportation to customers, during the second half of 2021 we initiated out-of-cycle rate increases in our customer contracts (many of which contain provisions for inflationary price escalators), and expect to continue to monitor and implement further inflation and pricing increases required into 2022. We can give no assurance that we will be able to offset the entire impact of inflation or future inflationary cost increases through increased storage or service charges or by operational efficiencies.
Additionally, global supply chains have been volatile following the invasion of Ukraine by Russia which has resulted in sanctions against Russia from the U.S. and a number of European countries. While we do not expect our global operations and specifically our European operations to be directly impacted by this event currently, changes could occur that could impact our operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
2. Business Combinations
Acquisitions Completed During 2021
There were no businesses acquired during the three and six months ended June 30, 2022. Total consideration paid for Bowman Stores, and KMT Brrr! and Liberty Freezers, which were acquired during the three and six months ended June 30, 2021 was $106.4 million, $71.4 million, and C$56.8 million, or $44.9 million, respectively, and the acquisition accounting was finalized within twelve months from the date of the respective acquisition. No material adjustments were made to the acquisition accounting during the three and six months ended June 30, 2022. Total consideration paid for ColdCo, Newark Facility Management and Lago Cold Stores, which were businesses acquired during the second half of 2021, for $20.5 million, $390.8 million, and A$102.2 million or $75.1 million, respectively, remained preliminary as of June 30, 2022. No material adjustments were made to the preliminary acquisition accounting for these businesses during the three and six months ended June 30, 2022. We will continue to evaluate the preliminary fair values of the assets acquired and liabilities assumed until they are satisfactorily resolved and adjust our acquisition accounting accordingly and within the allowable measurement period (not to exceed one year from the date of acquisition as defined by ASC 805). For more detailed descriptions of these acquisitions refer to Note 3 of the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC.
3. Acquisition, Litigation and Other, net
The components of the charges and credits included in “Acquisition, litigation and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, litigation and other, net	2022	2021	2022	2021
Acquisition and integration related costs	$3,786	$3,075	$10,071	$16,550
Litigation	1,179	117	2,379	117
Severance costs	910	255	3,474	2,701
Terminated site operations costs	767	13	767	72
Cyber incident related costs, net of insurance recoveries	(819)	(289)	(793)	4,482
Other	(160)	751	(160)	751
Total acquisition, litigation and other, net	$5,663	$3,922	$15,738	$24,673

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
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

Other costs are those expenses incurred which are subject to an insurance claim, including deductibles, which are recorded at the time the claim is submitted to the insurer. Subsequent reimbursement of expenses in excess of the deductible are also reflected within this category upon receipt from the insurer. Occasionally, we may subsequently decide to withdraw an insurance claim if costs are less than initially estimated and below the deductible, among other reasons, resulting in the reversal of the unused portion of a deductible previously recorded to this category.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
4. Debt
The Company’s outstanding indebtedness as of June 30, 2022 and December 31, 2021 was as follows (in thousands):

				June 30, 2022		December 31, 2021
Indebtedness	Stated Maturity Date	Contractual Interest Rate	Effective Interest Rate as of June 30, 2022	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2013 Mortgage Loans
Senior note	5/2023	3.81%	4.14%	$163,921	$162,281	$167,545	$170,503
Mezzanine A	5/2023	7.38%	7.55%	70,000	69,300	70,000	70,875
Mezzanine B	5/2023	11.50%	11.75%	32,000	31,760	32,000	32,560
Total 2013 Mortgage Loans				265,921	263,341	269,545	273,938

Chile Mortgages(14)	2022 - 2029	4.01%	—%	—	—	9,761	9,761

Senior Unsecured Notes
Series A Notes	1/2026	4.68%	4.77%	200,000	198,000	200,000	217,500
Series B Notes	1/2029	4.86%	4.92%	400,000	391,000	400,000	454,000
Series C Notes	1/2030	4.10%	4.15%	350,000	326,375	350,000	385,000
Series D Notes(5)	1/2031	1.62%	1.67%	419,360	332,343	454,800	441,724
Series E Notes(6)	1/2033	1.65%	1.70%	366,940	280,709	397,950	388,499
Total Senior Unsecured Notes				1,736,300	1,528,427	1,802,750	1,886,723

2020 Senior Unsecured Term Loan Tranche A-1(1)	3/2025	L+0.95%	2.91%	175,000	174,563	175,000	173,688
2020 Senior Unsecured Term Loan Tranche A-2(2)(4)	3/2025	C+0.95%	3.29%	194,200	194,200	197,800	196,811
Total 2020 Senior Unsecured Term Loan A Facility				369,200	368,763	372,800	370,499

2020 Senior Unsecured Revolving Credit Facility-1(2)(3)(7)	3/2024	C+0.85%	3.38%	42,724	42,831	43,516	43,407
2020 Senior Unsecured Revolving Credit Facility-2(3)(8)(9)	3/2024	SONIA+0.85%	2.43%	83,420	83,628	92,694	92,462
2020 Senior Unsecured Revolving Credit Facility-3(1)(3)	3/2024	L+0.85%	2.88%	358,000	358,895	205,000	204,488
2020 Senior Unsecured Revolving Credit Facility-4(3)(10)(11)	3/2024	BBSW+0.85%	2.26%	78,694	78,891	58,104	57,959
2020 Senior Unsecured Revolving Credit Facility-5(3)(12)(13)	3/2024	E+0.85%	1.21%	21,492	21,546	—	—
Total 2020 Senior Unsecured Revolving Credit Facility				$584,330	$585,791	$399,314	$398,316

Total principal amount of indebtedness				$2,955,751	$2,746,322	$2,854,170	$2,939,237
Less: unamortized deferred financing costs				(9,934)	n/a	(11,050)	n/a
Total indebtedness, net of unamortized deferred financing costs				$2,945,817	$2,746,322	$2,843,120	$2,939,237
(1) L = one-month LIBOR.
(2) C = one-month CDOR.
(3) The Company has the option to extend the 2020 Senior Unsecured Revolving Credit Facility up to two times for a six-month period each.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
(4) The 2020 Senior Unsecured Term Loan Tranche A-2 is denominated in Canadian dollars and aggregates to CAD $250.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(5) The Senior Unsecured Notes Series D is denominated in Euros and aggregates to €400.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(6) The Senior Unsecured Notes Series E is denominated in Euros and aggregates to €350.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(7) The Senior Unsecured Revolving Credit Facility Draw 1 as of June 30, 2022, is denominated in CAD and aggregates to CAD $55.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(8) The Senior Unsecured Revolving Credit Facility Draw 2 as of June 30, 2022, is denominated in GBP and aggregates to GBP £68.5 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(9) SONIA = Sterling Overnight Interbank Average Rate.
(10) BBSW = Bank Bill Swap Rate
(11) The Senior Unsecured Revolving Credit Facility Draw 4 as of June 30, 2022, is denominated in AUD and aggregates to AUD 114.0 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(12) The Senior Unsecured Revolving Credit Facility Draw 5 as of June 30, 2022, is denominated in EUR and aggregates to EUR 20.5 million. The carrying value in the table above is the US dollar equivalent as of June 30, 2022.
(13) E = Euro Interbank Offered Rate (EURIBOR).
(14) The Chile Mortgages were assumed in connection with the Agro Acquisition, and have varying maturities and interest rates. The above aggregates these given the immaterial balance of each individually.
There have been no new debt agreements entered into during 2022. Refer to our 2021 Form 10-K and below for details regarding our debt instruments.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of June 30, 2022, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In the first quarter of 2021, the Company repaid $200 million of principal on the Senior Unsecured Term Loan A Facility and recorded $2.9 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Condensed Consolidated Statements of Operations, representing the write-off of unamortized deferred financing costs. Additionally, the Company recorded a reclassification from other comprehensive income to earnings to “Loss on debt extinguishment, modification, and termination of derivative instruments” related to the amortization of the portion deferred following the termination of interest rate swaps related to the Senior Unsecured Term Loan A Facility for $0.6 million during each of the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $1.4 million during the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of June 30, 2022 and 2021, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

	Fair Value	Fair Value
	Hierarchy	June 30, 2022	December 31, 2021
		(In thousands)
Measured at fair value on a recurring basis:
Cross-currency swap asset	Level 2	$10,153	$2,015
Disclosed at fair value:
Mortgage notes, senior unsecured notes and term loans(1)	Level 3	$2,746,322	$2,939,237
(1)The carrying value of mortgage notes, senior unsecured notes and term loans is disclosed in Note 4.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Stock-Based Compensation
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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Refer to our 2021 Annual Report on Form 10-K for details of our ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. The ESPP did not have a material impact on share-based compensation expense during each of the six months ended June 30, 2022 and 2021.
Aggregate share-based compensation charges were $7.0 million and $5.5 million during the three months ended June 30, 2022 and 2021, respectively, and $15.4 million and $10.5 million during the six months ended June 30, 2022 and 2021, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of June 30, 2022, there was $37.0 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.9 years. As of June 30, 2022 and December 31, 2021, the Company accrued $1.2 million and $1.5 million, respectively, of dividend equivalents on unvested units payable to associates and directors.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes restricted stock unit grants under the 2017 Plan during the six months ended June 30, 2022 and 2021, respectively:

Six Months Ended June 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2022	Directors	4,810	1 year	$125
2022	Associates	493,078	1-3 years	$13,192
2021	Directors	6,616	1 year	$250
2021	Associates	303,191	1-3 years	$10,137
Restricted stock units granted for the six months ended June 30, 2022 consisted of: (i) 4,810 were time-based restricted stock units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 361,902 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 131,176 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on our total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2022 and will end December 31, 2024.
Restricted stock units granted for the six months ended June 30, 2021 consisted of (i) 6,616 were time-based restricted stock units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 194,410 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 108,781 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on our total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2021 and will end December 31, 2023.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides a summary of restricted stock awards activity during the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2021	1,071,959	$35.1	374,048	$12.3
Granted	366,712		131,176
Market-performance adjustment(3)	—		(18,253)
Vested	(189,470)		(194,111)
Forfeited	(87,423)		(19,492)
Non-vested as of June 30, 2022	1,161,778	$34.9	273,368	$8.2
Shares vested, but not released(1)	46,890	1.4	—	—
Total outstanding restricted stock units	1,208,668	$36.3	273,368	$8.2
(1)For certain vested restricted stock units, common share issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. The weighted average grant date fair value of these units is $9.38 per unit. This is also comprised of 46,890 vested time-based restricted stock units which belong to an active member of the Board of Directors and the date of issuance is therefore unknown at this time. The weighted average grant date fair value of these units is $8.42 per unit. The weighted average grant date fair value of these units is $13.43 per unit. The holders of these vested restricted stock units are entitled to receive distributions, but are not entitled to vote the shares until common shares are issued in exchange for these vested restricted stock units.
(2)The number of market performance-based restricted stock units are reflected within this table based upon the number of shares issuable upon achievement of the performance metric at target.
(3)Represents the decrease in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period.
The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2022 was $26.62 per unit, for vested and converted restricted stock units was $30.28, for forfeited restricted stock units was $30.27. The weighted average grant date fair value of non-vested restricted stock units was $29.26 and $31.40 per unit as of June 30, 2022 and December 31, 2021, respectively.
OP Units Activity
Our Board of Directors and certain members of management may elect to receive their awards in the form of either OP units or restricted stock units (applicable to time-vested and market-performance based awards). The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes OP unit grants during the six months ended June 30, 2022 and June 30, 2021:

Six Months Ended June 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2022	Directors	35,593	1 year	$925
2022	Associates	342,980	1-3 years	$9,087
2021	Directors	17,863	1 year	$675
2021	Associates	258,479	1-3 years	$8,434
OP units granted for the year ended June 30, 2022 consisted of: (i) 35,593 time-based OP units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 98,994 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March and (iii) 243,986 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March.
OP units granted for the year ended June 30, 2021 consisted of: (i) 17,863 were time-based OP units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 60,472 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates and (iii) 198,007 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates.
The following table provides a summary of the OP unit awards activity during the six months ended June 30, 2022:

Six Months Ended June 30, 2022
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2021	140,222	$4.6	288,165	$9.4
Granted	134,587		243,986
Vested	(92,789)		—
Forfeited	(7,635)		(20,344)
Non-vested as of June 30, 2022	174,385	$5.2	511,807	$15.4
Shares vested, but not released	169,484	6.0	—	—
Total outstanding OP units	343,869	$11.2	511,807	$15.4
The weighted average grant date fair value of OP units granted for the six months ended June 30, 2022 was $26.45 per unit, for vested OP units was $32.32 and forfeited OP units was $31.94. The weighted average grant date fair value of non-vested OP units was $29.30 and $31.30 per unit as of June 30, 2022 and December 31, 2021, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of option activity for the six months ended June 30, 2022:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2021	206,298	$9.81	2.9
Granted	—	—
Exercised	(45,800)	9.81
Forfeited or expired	—	—
Outstanding as of June 30, 2022	160,498	9.81	2.9

Exercisable as of June 30, 2022	160,498	$9.81	2.9
The total grant date fair value of stock option awards that vested during the six months ended June 30, 2022 and 2021 was approximately $0.1 million and $0.6 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was $0.9 million and $5.6 million, respectively.
7. Income Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2022 vary from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and six months ended June 30, 2022, the effective tax rates were impacted by a net deferred tax benefit due to losses generated by our foreign operations and the recognition of a deferred tax benefit of $6.5 million in connection with the deconsolidation of our Chilean operations upon contribution to the LATAM JV.
8. Commitments and Contingencies
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of June 30, 2022. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2022 and December 31, 2021.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
9. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension and other postretirement benefits:
(Loss) gain arising during the period	$(118)	$381	$(57)	$762
Amortization of prior service cost (1)	5	15	11	15
Total pension and other postretirement benefits, net of tax	$(113)	$396	$(46)	$777

Foreign currency translation adjustments:
Cumulative translation adjustment	$(84,167)	$7,026	$(96,674)	$(3,656)
Derecognition of cumulative foreign currency translation upon deconsolidation of entity contributed to a joint venture	4,970	—	4,970	—
Derivative net investment hedges	55,330	—	79,023	—
Total foreign currency translation (loss) gain	$(23,867)	$7,026	$(12,681)	$(3,656)

Designated derivatives:
Cash flow hedge derivatives	$12,464	$2,350	$8,138	$5,022
Net amount reclassified from AOCI to net (loss) gain (2) (3) (4)	(10,906)	(741)	(6,429)	(2,392)
Total unrealized gains on derivative contracts	$1,558	$1,609	$1,709	$2,630
Total change in other comprehensive (loss) income	$(22,422)	$9,031	$(11,018)	$(249)
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.
(2)Expense of a nominal amount will be reclassified to Interest Expense during each of the three months ended June 30, 2022 and 2021, and six months ended June 30, 2022 and 2021, related to derivatives designated as foreign exchange contracts.
(3)In conjunction with the termination of the interest rate swaps in 2020, the Company recorded $0.6 million in other comprehensive income that was reclassified as an adjustment to earnings during each of the three months ended June 30, 2022 and 2021 and $1.3 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively. The Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
(4)Included in the three months ended June 30, 2022 and 2021, respectively, was $11.5 million and $1.6 million and during the six months ended June 30, 2022 and 2021, respectively, was $7.7 million and $4.0 million in net amount reclassified from AOCI to foreign exchange gain (loss), net which is included within “Other, net” in the condensed consolidated statements of operations.

10. Segment Information
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
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
The following table presents segment revenues and contributions with a reconciliation to loss before income tax for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment revenues:
Warehouse	$564,379	$503,734	$1,105,304	$989,185
Third-party managed	83,486	72,173	169,346	145,245
Transportation	81,891	78,800	160,801	155,072
Total revenues	729,756	654,707	1,435,451	1,289,502

Segment contribution:
Warehouse	150,985	144,379	297,243	290,560
Third-party managed	3,721	1,693	7,222	6,075
Transportation	13,585	9,250	22,114	15,953
Total segment contribution	168,291	155,322	326,579	312,588

Reconciling items:
Depreciation and amortization	(82,690)	(84,459)	(165,310)	(161,670)
Selling, general and administrative	(56,273)	(42,475)	(113,875)	(87,527)
Acquisition, litigation and other, net	(5,663)	(3,922)	(15,738)	(24,673)
Impairment of long-lived assets	—	(1,528)	—	(1,528)
Interest expense	(26,545)	(26,579)	(52,318)	(52,535)
Loss on debt extinguishment, modifications and termination of derivative instruments	(627)	(925)	(1,244)	(4,424)
Other, net	(4,609)	141	(4,363)	317
Loss before income tax benefit	$(8,116)	$(4,425)	$(26,269)	$(19,452)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	June 30, 2022	December 31, 2021
	(In thousands)
Assets:
Warehouse	$7,709,110	$7,821,426
Managed	56,191	48,497
Transportation	223,022	218,252
Total segments assets	7,988,323	8,088,175

Reconciling items:
Corporate assets	74,498	90,564
Investments in partially owned entities	72,505	37,458
Total reconciling items	147,003	128,022
Total assets	$8,135,326	$8,216,197
11. Income (loss) per Common Share
Basic and diluted earnings per common share are calculated by dividing the net income or loss attributable to common stockholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units and OP units granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and OP units are unvested.
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – basic	269,497	253,213	269,464	253,076
Dilutive effect of share-based awards	887	—	—	—
Weighted average common shares outstanding – diluted	270,384	253,213	269,464	253,076

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
For the six months ended June 30, 2022 and 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for both periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to share-based awards or equity forward contracts.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock options	—	292	182	353
Restricted stock units	76	965	1,777	965
OP units	—	497	719	428
Equity forward contracts	—	603	—	5,134
	76	2,357	2,678	6,880

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
12. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2022 and 2021 by segment and geographic region:

	Three Months Ended June 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$192,127	$19,070	$17,844	$2,522	$231,563
Warehouse services(1)	255,829	30,425	34,139	1,635	322,028
Third-party managed	78,250	—	5,236	—	83,486
Transportation	39,741	34,038	7,562	550	81,891
Total revenues (2)	565,947	83,533	64,781	4,707	718,968
Lease revenue (3)	9,395	1,393	—	—	10,788
Total revenues from contracts with all customers	$575,342	$84,926	$64,781	$4,707	$729,756

	Three Months Ended June 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$167,038	$19,622	$15,078	$2,902	$204,640
Warehouse services(1)	220,622	27,926	41,260	1,649	291,457
Third-party managed	67,006	—	5,167	—	72,173
Transportation	39,037	33,838	5,497	428	78,800
Total revenues (2)	493,703	81,386	67,002	4,979	647,070
Lease revenue (3)	7,637	—	—	—	7,637
Total revenues from contracts with all customers	$501,340	$81,386	$67,002	$4,979	$654,707
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $4.2 million and $3.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Six Months Ended June 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$374,066	$36,425	$34,565	$5,472	$450,528
Warehouse services	493,998	62,622	73,341	3,235	633,196
Third-party managed	159,070	—	10,276	—	169,346
Transportation	77,234	68,144	14,422	1,001	160,801
Total revenues (1)	1,104,368	167,191	132,604	9,708	1,413,871
Lease revenue (2)	18,708	2,872	—	—	21,580
Total revenues from contracts with all customers	$1,123,076	$170,063	$132,604	$9,708	$1,435,451

	Six Months Ended June 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$331,285	$36,874	$30,254	$5,328	$403,741
Warehouse services	431,466	53,262	83,730	3,174	571,632
Third-party managed	134,702	—	10,543	—	145,245
Transportation	79,352	64,450	10,470	800	155,072
Total revenues (1)	976,805	154,586	134,997	9,302	1,275,690
Lease revenue (2)	13,812	—	—	—	13,812
Total revenues from contracts with all customers	$990,617	$154,586	$134,997	$9,302	$1,289,502
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $7.4 million and $6.4 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
As of June 30, 2022, the Company had $670.5 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 17% of these remaining performance obligations as revenue in 2022, and the remaining 83% to be recognized over a weighted average period of 13.1 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2022, were not materially impacted by any other factors.
Accounts receivable balances related to contracts with customers accounted for under ASC 606 were $400.5 million and $375.1 million as of June 30, 2022 and December 31, 2021, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Unearned revenue related to contracts with customers were $30.7 million and $26.1 million as of June 30, 2022 and December 31, 2021, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 has been recognized as of June 30, 2022, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
On May 25, 2022, we consummated our previously-disclosed conversion from a Maryland real estate investment trust to a Maryland corporation (the “Conversion”). Upon the consummation of the Conversion, each of our issued and outstanding shares of beneficial interest was converted into one share of common stock, and the rights of our stockholders began to be governed by the Maryland General Corporation Law and our Articles of Incorporation and Bylaws. The Conversion did not result in any change in CUSIP, trading symbol, federal tax identification number, or any material change in business, offices, assets, liabilities, obligations or net worth, or any change in directors, officers or employees. Despite this conversion, the Company continues to operate as a REIT for U.S. federal income tax purposes.

MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of June 30, 2022, we operated a global network of 249 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 202 warehouses in North America, 27 in Europe, 18 warehouses in Asia-Pacific, and two warehouses in South America. In addition, we hold three minority interests in South American joint ventures, one with SuperFrio, which owns or operates 38 temperature-controlled warehouses in Brazil, one with Comfrio, which owns or operates 28 temperature-controlled warehouses in Brazil, and one with the LATAM JV, which owns one temperature-controlled warehouse in Chile. The LATAM joint-venture was created during the second quarter of 2022 and intends to grow our presence in Latin America, excluding Brazil, through development and acquisition over time.

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
•Other costs relate to insurance claims, including deductibles, and related recoveries.

Key Factors Affecting Our Business and Financial Results
Market Conditions and COVID-19
During the three and six months ended June 30, 2022 and the year ended December 31, 2021, our business and financial results were negatively impacted by COVID-19 related disruptions and other macro-economic conditions in (i) the food supply chain; (ii) our customers’ production and transportation of goods; (iii) the labor market impacting availability and cost; and (iv) the impact of inflation on the cost to provide our services. Despite the current headwinds, we expect that end-consumer demand for food will remain consistent with historic levels over the long-term. However, current end-consumer demand coupled with food production and transportation challenges since the outset of the pandemic has driven down holdings in our facilities. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. We expect this to continue until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time and rebuild inventory in the supply chain.
The unprecedented labor environment continues to be challenging for many companies, including our food manufacturing customers. Labor availability continues to be the primary constraint on food production, along with the continuing spread of COVID-19 and related variants, which also impacts the labor market.
Our business has also been impacted due to inflation during the back half of 2021 and during the three and six months ended June 30, 2022. We believe we are positioned to address continued inflationary pressure as it arises; however, many of our contracts require that we experience sustained cost increases for an extended period of time ranging up to 60 days before we are able to initiate rate increases or seek remedies under our contracts. As a result of the significant impact of inflation on the cost of providing our storage, services and transportation to customers, during the second half of 2021 we initiated out-of-cycle rate increases in our customer contracts (many of which contain provisions for inflationary price escalators), and expect to continue to monitor and implement further inflation and pricing increases required into 2022. We can give no assurance that we will be able to offset the entire impact of inflation or future inflationary cost increases through increased storage or service charges or by operational efficiencies.
Additionally, global supply chains have been volatile following the invasion of Ukraine by Russia which has resulted in sanctions against Russia from the U.S. and a number of European countries. While we do not have warehouses or operations in Russia or Ukraine, our global operations and specifically our European operations may be impacted as a result of the ongoing conflict, including increased power costs and disruptions in inventory transportation, logistics systems and supply chain management. To date, our operations have not been materially impacted by the ongoing conflict.
Refer to “Item 1A - Risk Factors” of our 2021 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as filed with the SEC.
Acquisitions and Joint Ventures
There have been no acquisitions during the six months ended June 30, 2022. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements and Note 3 of our 2021 Annual Report on Form 10-K for further information regarding acquisitions.
On June 2, 2022, we formed a joint venture, Americold LATAM Holdings Ltd (the “LATAM JV”), with Cold Latam Limited (our “JV partner”), in an effort to help us grow our business and market presence in Latin

America, excluding Brazil. Our JV partner committed to invest approximately $209.0 million in exchange for 85% of the total equity interests, and we contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interests in the joint venture.
Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenue and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. The timing of Easter fluctuates between the first and second quarter of the year, however, on average the first and second quarter revenue and NOI are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. The external temperature reaches annual peaks for a majority of our portfolio during the third quarter of the year resulting in increase power expense that negatively impacts NOI, and moderates during the fourth quarter. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues. In light of the ongoing COVID-19 pandemic, we have seen variability in physical occupancy levels as compared to the typical seasonality trends.
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

	Foreign exchange rates as of June 30, 2022	Average foreign exchange rates used to translate actual operating results for the three months ended June 30, 2022	Average foreign exchange rates used to translate actual operating results for the six months ended June 30, 2022	Foreign exchange rates as of June 30, 2021	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended June 30, 2022(1)	Prior period average foreign exchange rate used to adjust actual operating results for the six months ended June 30, 2022(1)
Argentinian peso	0.008	0.008	0.009	0.010	0.011	0.011
Australian dollar	0.690	0.715	0.719	0.750	0.769	0.771
Brazilian real	0.190	0.204	0.198	0.201	0.191	0.187
British Pound	1.218	1.257	1.300	1.383	1.394	1.386
Canadian dollar	0.777	0.784	0.786	0.807	0.811	0.800
Chilean Peso	0.001	0.001	0.001	0.001	0.001	0.001
Euro	1.048	1.065	1.094	1.186	1.208	1.207
New Zealand dollar	0.624	0.651	0.664	0.698	0.716	0.717
Poland Zloty	0.223	0.229	0.236	0.262	0.267	0.266
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

Strategic Shift within Our Transportation Segment
Several years ago, we initiated a strategic shift in our transportation segment services and solutions. The intention of this strategic shift was to better focus our business on the operation of our temperature-controlled warehouses. Specifically, we have gradually exited certain commoditized, non-scalable, or low margin services we historically offered to our customers, in favor of more profitable and value-added programs, such as regional, national, truckload and retailer-specific multi-vendor consolidation services. We designed each value-added program to improve efficiency and reduce transportation and logistics costs to our warehouse customers, whose transportation spend typically represents the majority of their supply-chain costs. We believe this efficiency and cost reduction helps to drive increased client retention, as well as maintain high occupancy levels in our temperature-controlled warehouses. Over the last several years, we have made significant progress in implementing our strategic initiative of growing our transportation service offering in a way that complements our temperature-controlled warehouse business, such as adding a dedicated fleet service offering through acquisitions. We intend to continue executing this strategy in the future.
Historically Significant Customer
For the three and six months ended June 30, 2022 and 2021, one customer accounted for more than 10% of our total revenues. For the three months ended June 30, 2022 and 2021, revenues attributable to this customer were $75.2 million and $64.1 million, respectively. For the six months ended June 30, 2022 and 2021, revenues attributable to this customer were $153.2 million and $130.0 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $73.0 million and $63.3 million represented reimbursements for certain expenses we incurred during the three months ended June 30, 2022 and 2021, respectively, and $147.8 million and $124.6 million for the six months ended June 30, 2022 and 2021, respectively, were offset by matching expenses included in our third party managed cost of operations.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended June 30, 2022 includes all properties that we owned at January 3, which had both been owned and had reached “normalized operations” by January 3, 2022.
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
The following table shows the number of same-store warehouses in our portfolio as of June 30, 2022. The number of warehouses owned or operated in as of June 30, 2022 and excluded as same-store warehouses for the period ended June 30, 2022 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	249
Same Store Warehouses	213
Non-Same Store Warehouses (1)	27
Third-Party Managed Warehouses	9
(1) During the second quarter of 2022, we purchased a facility that was previously leased, which is now included in the non-same store population as a result. Additionally, a recently constructed facility received its certificate of occupancy and began operations.
As of June 30, 2022, our portfolio consisted of 249 total warehouses, including 240 within the warehouse segment and nine in the third-party managed segment. In addition, we hold minority interests in three Brazilian-based joint ventures, Superfrio, which owns or operates 38 temperature-controlled warehouses, and Comfrio, which owns or operates 28 temperature-controlled warehouses. Finally, we hold a minority interest in a recently created LATAM joint venture, which owns one temperature-controlled warehouse, which we contributed to the joint venture during the second quarter of 2022. Our joint venture partner is expected to contribute assets to this joint venture over time.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2022 and 2021
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$242,351	$247,225	$212,277	14.2%	16.5%
Warehouse services	322,028	329,225	291,457	10.5%	13.0%
Total warehouse segment revenues	564,379	576,450	503,734	12.0%	14.4%

Power	36,070	37,180	32,180	12.1%	15.5%
Other facilities costs (2)	57,676	58,757	51,562	11.9%	14.0%
Labor	250,711	256,194	224,411	11.7%	14.2%
Other services costs (3)	68,937	70,713	51,202	34.6%	38.1%
Total warehouse segment cost of operations	$413,394	$422,844	$359,355	15.0%	17.7%

Warehouse segment contribution (NOI)	150,985	153,606	144,379	4.6%	6.4%
Warehouse rent and storage contribution (NOI) (4)	148,605	151,288	128,535	15.6%	17.7%
Warehouse services contribution (NOI) (5)	2,380	2,318	15,844	(85.0)%	(85.4)%

Total warehouse segment margin	26.8%	26.6%	28.7%	-191 bps	-201 bps
Rent and storage margin(6)	61.3%	61.2%	60.6%	77 bps	64 bps
Warehouse services margin(7)	0.7%	0.7%	5.4%	-470 bps	-473 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $10.7 million and $10.1 million, on an actual basis, for the second quarter of 2022 and 2021, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.6 million and $2.9 million, on an actual basis, for the second quarter of 2022 and 2021, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $564.4 million for the three months ended June 30, 2022, an increase of $60.6 million, or 12.0%, compared to $503.7 million for the three months ended June 30, 2021. On a constant currency basis, our warehouse segment revenues were $576.5 million for the three months ended June 30, 2022, an increase of $72.7 million, or 14.4%, from the three months ended June 30, 2021. This growth was driven by $38.0 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a slight decline in throughput. Approximately $27.1 million of the increase, on a constant currency basis, was driven by acquisitions completed between May 2021 and June 2022, including the growth experienced period-over-period during overlapping periods of ownership. We acquired two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition and one facility on May 28, 2021 as a result of the Bowman Stores acquisition, and the results of these acquisitions are reflected since the date of our ownership for the comparable prior period. Additionally, we acquired two facilities on August 2, 2021 as a result of the ColdCo acquisition, one facility on September 1, 2021 as a result of the Newark Facility Management acquisition and three facilities on November 15, 2021 as a result of the Lago Cold Stores acquisition (including one leased facility that was exited upon expiration during the first quarter of 2022), and therefore we did not have ownership of these facilities for the entirety of the prior comparable period. Approximately $7.6 million of the increase, on a constant currency basis, was related to growth in our our recently completed expansion and developments in our non-same store pool. The foreign currency translation of revenues earned by our foreign operations had a net $12.1 million unfavorable impact during the three months ended June 30, 2022, which was mainly driven by the strengthening of the U.S. dollar against our foreign subsidiaries’ currencies.
Warehouse segment cost of operations was $413.4 million for the three months ended June 30, 2022, an increase of $54.0 million, or 15.0%, compared to the three months ended June 30, 2021. On a constant currency basis, our warehouse segment cost of operations was $422.8 million for the three months ended June 30, 2022, an increase of $63.5 million, or 17.7%, from the three months ended June 30, 2021. The cost of operations for our same store pool increased $33.6 million on a constant currency basis, across most of our cost categories, reflective of labor inefficiencies and inflationary pressure. Approximately $20.5 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. Approximately $9.4 million of the increase was related to growth in our recently completed expansions and developments in our non-same store pool, including incremental start-up costs of $2.4 million during the second quarter of 2022, which have not yet stabilized. These increases are offset by the foreign currency translation of expenses incurred by our foreign operations which had a net $9.5 million favorable impact during the three months ended June 30, 2022.
For the three months ended June 30, 2022, warehouse segment contribution (NOI), increased $6.6 million, or 4.6%, to $151.0 million for the second quarter of 2022 compared to $144.4 million for the second quarter of 2021. On a constant currency basis, warehouse segment NOI increased 6.4% from the three months ended June 30, 2021. The NOI for our same store pool increased $4.4 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. Approximately $6.5 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, as well as the growth and modest synergies experienced period-over-period during overlapping periods of ownership for sites acquired during 2021. Warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they continue to ramp up prior to stabilization. The foreign currency translation of our results of operations had a $2.6 million unfavorable impact to warehouse segment NOI period-over-period due to the strengthening of the U.S. dollar.
Same Store and Non-Same Store Analysis
We had 213 same stores for the three months ended June 30, 2022. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Bowman Stores, ColdCo, KMT Brrr!, Lago Cold Stores, Liberty, Newark, one recently leased warehouse in Australia, a recently constructed facility in Denver purchased in November 2021, a leased facility which we purchased during the second quarter of 2022, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of same store sites	213		213	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$211,562	$215,439	$194,608	8.7%	10.7%
Warehouse services	286,634	293,008	275,843	3.9%	6.2%
Total same store revenues	498,196	508,447	470,451	5.9%	8.1%
Same store cost of operations:
Power	30,701	31,570	29,119	5.4%	8.4%
Other facilities costs	49,813	50,657	46,545	7.0%	8.8%
Labor	217,406	222,292	206,813	5.1%	7.5%
Other services costs	56,148	57,628	46,096	21.8%	25.0%
Total same store cost of operations	$354,068	$362,147	$328,573	7.8%	10.2%

Same store contribution (NOI)	$144,128	$146,300	$141,878	1.6%	3.1%
Same store rent and storage contribution (NOI)(2)	$131,048	$133,212	$118,944	10.2%	12.0%
Same store services contribution (NOI)(3)	$13,080	$13,088	$22,934	(43.0)%	(42.9)%

Total same store margin	28.9%	28.8%	30.2%	-123 bps	-138 bps
Same store rent and storage margin(4)	61.9%	61.8%	61.1%	82 bps	71 bps
Same store services margin(5)	4.6%	4.5%	8.3%	-375 bps	-385 bps

	Three Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of non-same store sites(6)	27		24	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$30,789	$31,786	$17,669	n/r	n/r
Warehouse services	35,394	36,217	15,614	n/r	n/r
Total non-same store revenues	66,183	68,003	33,283	n/r	n/r
Non-same store cost of operations:
Power	5,369	5,610	3,061	n/r	n/r
Other facilities costs	7,863	8,100	5,017	n/r	n/r
Labor	33,305	33,902	17,598	n/r	n/r
Other services costs	12,789	13,085	5,106	n/r	n/r
Total non-same store cost of operations	$59,326	$60,697	$30,782	n/r	n/r

Non-same store contribution (NOI)	$6,857	$7,306	$2,501	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$17,557	$18,076	$9,591	n/r	n/r
Non-same store services contribution (NOI)(3)	$(10,700)	$(10,770)	$(7,090)	n/r	n/r

Total non-same store margin	10.4%	10.7%	7.5%	n/r	n/r
Non-same store rent and storage margin(4)	57.0%	56.9%	54.3%	n/r	n/r
Non-same store services margin(5)	(30.2)%	(29.7)%	(45.4)%	n/r	n/r

	Three Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Total warehouse segment revenues	$564,379	$576,450	$503,734	12.0%	14.4%
Total warehouse cost of operations	$413,394	$422,844	$359,355	15.0%	17.7%
Total warehouse segment contribution	$150,985	$153,606	$144,379	4.6%	6.4%
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
(6)Non-same store warehouse count of 27 includes one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
Units in thousands except per pallet and site number data - unaudited	2022	2021
Number of same store sites	213	213	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	3,798	3,656	3.9%
Economic occupancy percentage	78.1%	75.3%	288 bps
Same store rent and storage revenues per economic occupied pallet	$55.71	$53.23	4.7%
Constant currency same store rent and storage revenues per economic occupied pallet	$56.73	$53.23	6.6%

Physical occupancy(2)
Average physical occupied pallets	3,503	3,343	4.8%
Average physical pallet positions	4,860	4,859	0.0%
Physical occupancy percentage	72.1%	68.8%	328 bps
Same store rent and storage revenues per physical occupied pallet	$60.39	$58.22	3.7%
Constant currency same store rent and storage revenues per physical occupied pallet	$61.49	$58.22	5.6%

Same store warehouse services:
Throughput pallets (in thousands)	9,032	9,171	(1.5)%
Same store warehouse services revenues per throughput pallet	$31.74	$30.08	5.5%
Constant currency same store warehouse services revenues per throughput pallet	$32.44	$30.08	7.9%

Number of non-same store sites(3)	27	24	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	407	288	n/r
Economic occupancy percentage	71.1%	75.2%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$75.74	$61.39	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$78.19	$61.39	n/r

Physical occupancy(2)
Average physical occupied pallets	380	264	n/r
Average physical pallet positions	572	383	n/r
Physical occupancy percentage	66.4%	69.0%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$81.03	$66.92	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$83.66	$66.92	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	1,023	748	n/r
Non-same store warehouse services revenues per throughput pallet	$34.59	$20.87	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$35.40	$20.87	n/r

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
(3)Non-same store warehouse count of 27 includes one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 78.1% for the three months ended June 30, 2022, a increase of 288 basis points compared to 75.3% for the quarter ended June 30, 2021. Economic occupancy growth as compared to the prior year was due to improvements in the labor market which allowed our customers to increase food production levels. Additionally, while end-consumer demand for temperature-controlled food remains strong, the challenging inflationary market has started to change consumer behavior. Some consumers are buying less at the grocery store as they are stretched by inflation, which also had a positive impact on our holdings. Same store rent and storage revenues per economic occupied pallet increased 4.7% period-over-period, primarily driven by our pricing initiative and contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 6.6% period-over-period. Our economic occupancy at our same stores for the three months ended June 30, 2022 was 606 basis points higher than our corresponding average physical occupancy of 72.1%.
Throughput pallets at our same stores were 9.0 million pallets for the three months ended June 30, 2022, a decrease of 1.5% from 9.2 million pallets for the three months ended June 30, 2021. This decrease was the result of a slight change in business mix. Same store warehouse services revenue per throughput pallet increased 5.5% compared to the prior year primarily as a result of our pricing initiative and contractual rate escalations, offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 7.9% compared to the prior year.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of managed sites	9		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$83,486	$83,918	$72,173	15.7%	16.3%
Third-party managed cost of operations	79,765	80,116	70,480	13.2%	13.7%
Third-party managed segment contribution	$3,721	$3,802	$1,693	119.8%	124.6%

Third-party managed margin	4.5%	4.5%	2.3%	211 bps	218 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues were $83.5 million for the three months ended June 30, 2022, an increase of $11.3 million, or 15.7%, compared to $72.2 million for the three months ended June 30, 2021. On a constant currency basis, third-party managed revenues were $83.9 million for the three months ended June 30, 2022, an increase of $11.7 million, or 16.3%, from the three months ended June 30, 2021. This increase was a result of higher pass-through labor expenses and related costs due to inflation and the challenging labor market.
Third-party managed cost of operations was $79.8 million for the three months ended June 30, 2022, an increase of $9.3 million, or 13.2%, compared to $70.5 million for the three months ended June 30, 2021. Third-party managed cost of operations increased as a result of the higher labor costs as discussed in the revenue trends above.
Third-party managed segment contribution (NOI) was $3.7 million for the three months ended June 30, 2022, an increase of $2.0 million, or 119.8%, compared to $1.7 million for the three months ended June 30, 2021.

Transportation Segment The following table presents the operating results of our transportation segment for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$81,891	$86,794	$78,800	3.9%	10.1%
Transportation cost of operations	68,306	72,875	69,550	(1.8)%	4.8%
Transportation segment contribution (NOI)	$13,585	$13,919	$9,250	46.9%	50.5%

Transportation margin	16.6%	16.0%	11.7%	485 bps	430 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $81.9 million for the three months ended June 30, 2022, an increase of $3.1 million, or 3.9%, compared to $78.8 million for the three months ended June 30, 2021. The increase was primarily due to higher rates in our consolidation business, the KMT Brrr! acquisition which closed in early May 2021, acquisitions and expansions in Australia, and the higher revenue associated with brokered transportation costs, inflation in wage and fuel rates and capacity surcharges due to challenges with driver availability. This is partially offset by the net decrease in revenue from the rationalization of certain domestic market operations and the unfavorable impact of foreign currency translation.
Transportation cost of operations was $68.3 million for the three months ended June 30, 2022, a decrease of $1.2 million, or 1.8%, compared to $69.6 million for the three months ended June 30, 2021. The increase was due to capacity constraints driving spot market higher than contract rate, which has caused an increase in carrier fees, higher wage and fuel costs impacted by inflation and the acquisitions mentioned above. This is partially offset by the net decrease of costs from the exit of certain domestic market operations and favorable impact of foreign currency translation.
Transportation segment contribution (NOI) was $13.6 million for the three months ended June 30, 2022, an increase of 46.9% compared to the three months ended June 30, 2021. Transportation segment margin increased 485 basis points from the three months ended June 30, 2021, to 16.6%. The increase in margin was primarily due to the rate increases implemented during 2022, paired with the exit of certain less profitable market operations.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $82.7 million for the three months ended June 30, 2022, a decrease of $1.8 million, or 2.1%, compared to $84.5 million for the three months ended June 30, 2021. This decrease was primarily due to the impact of foreign currency remeasurement.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $56.3 million for the three months ended June 30, 2022, an increase of $13.8 million, or 32.5%, compared to $42.5 million for the three months ended June 30, 2021. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by the resumption of performance-based compensation expense in connection with the short-term incentive plan, higher third-party legal and professional fees and higher share-based compensation expense in connection with the November 2021 retention grant.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $5.7 million for the three months ended June 30, 2022, an increase of $1.7 million compared to the three months ended June 30, 2021. During the three months ended June 30, 2022, we incurred $3.8 million of acquisition and integration related costs, $1.2 million of litigation settlement costs, $0.9 million of severance related expenses due to the realignment of certain international operations, $0.8 million of facility termination costs in connection with a site we intend to vacate upon lease expiration, partially offset by an aggregate $1.0 million insurance claim recoveries. Refer to Note 3 of the condensed consolidated financial statements for details. During the three months ended June 30, 2021, we incurred $3.1 million of acquisition related expenses primarily comprised of professional fees and integration related costs in connection with completed and potential acquisitions, and $0.8 million of insurance claim deductibles partially offset by recoveries under the claims.
Impairment of long-lived assets. There were no impairment charges recorded during the three months ended June 30, 2022. For the three months ended June 30, 2021, we recorded impairment charges of $1.5 million related to costs incurred for development projects which management determined it would not continue to pursue.

Other Expense and Income
The following table presents other items of expense and income for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Change
	2022	2021	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(26,545)	$(26,579)	(0.1)%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(627)	$(925)	(32.2)%
Other, net	$(4,609)	$141	n/r
Interest expense. Interest expense was $26.5 million for the three months ended June 30, 2022, which is flat compared to $26.6 million for the three months ended June 30, 2021. While the effective interest rate of our outstanding debt increased from 3.16% in the second quarter of 2021 to 3.39% in the second quarter of 2022, the majority of our debt is at a fixed interest rate.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $0.6 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, was related to the amortization of fees paid for the termination of interest rate swaps during 2020.
Other expense, net. Other expense, net was $4.6 million for the three months ended June 30, 2022, a decrease of $4.5 million, compared to $0.1 million for the three months ended June 30, 2021. This is primarily due to our loss from partially owned entities of $3.6 million as a result of higher interest expense as our joint ventures have debt that is indexed to inflation, paired with a $4.1 million loss in connection with the deconsolidation of our Chile operations upon contribution to the LATAM joint venture. These charges are partially offset by a $3.4 million gain related to the planned dissolution of the New Market Tax Credit entities during the quarter.

Income Tax Benefit (Expense)
Income tax benefit for the three months ended June 30, 2022 was $12.1 million, an increase of $21.0 million from an income tax expense of $9.0 million for the three months ended June 30, 2021. The change in income tax expense was primarily attributable to the tax effects of the rate change from 19% to 25% in the United Kingdom, enacted during the second quarter of 2021, for which we recorded deferred income tax expense of $14.5 million in 2021. Additionally, we recognized a $6.5 million deferred tax benefit during the second quarter of 2022 in connection with the deconsolidation of our Chilean operations upon contribution to the LATAM JV.

Comparison of Results for the Six Months Ended June 30, 2022 and 2021
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$472,108	$479,670	$417,553	13.1%	14.9%
Warehouse services	633,196	645,502	571,632	10.8%	12.9%
Total warehouse segment revenues	1,105,304	1,125,172	989,185	11.7%	13.7%

Power	69,105	70,806	58,384	18.4%	21.3%
Other facilities costs (2)	114,247	116,116	102,093	11.9%	13.7%
Labor	494,872	504,063	438,959	12.7%	14.8%
Other services costs (3)	129,837	132,622	99,189	30.9%	33.7%
Total warehouse segment cost of operations	$808,061	$823,607	$698,625	15.7%	17.9%

Warehouse segment contribution (NOI)	$297,243	$301,565	$290,560	2.3%	3.8%
Warehouse rent and storage contribution (NOI) (4)	$288,756	$292,748	$257,076	12.3%	13.9%
Warehouse services contribution (NOI) (5)	$8,487	$8,817	$33,484	(74.7)%	(73.7)%

Total warehouse segment margin	26.9%	26.8%	29.4%	-248 bps	-257 bps
Rent and storage margin(6)	61.2%	61.0%	61.6%	-40 bps	-54 bps
Warehouse services margin(7)	1.3%	1.4%	5.9%	-452 bps	-449 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $21.3 million and $19.4 million, on an actual basis, for the six months ended June 30, 2022 and 2021, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $5.7 million and $5.8 million, on an actual basis, for the six months ended June 30, 2022 and 2021, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1.11 billion for the six months ended June 30, 2022 an increase of $116.1 million, or 11.7%, compared to $989.2 million for the six months ended June 30, 2021. On a constant currency basis, our warehouse segment revenues were $1.13 billion for the six months ended June 30, 2022, an increase of $136.0 million, or 13.7%, from the six months ended June 30, 2021. This growth was driven by $65.5 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiative and rate escalations and a slight improvement in economic occupancy, partially offset by COVID-19 and the related labor challenges which continued to negatively impact food production during the first half of 2022. Approximately $57.8 million of the increase, on a constant currency basis, was driven by acquisitions completed during 2021, including the growth experienced period-over-period during overlapping periods of ownership. We acquired four facilities on March 1, 2021 as a result of the Liberty acquisition (including one leased facility that was exited upon expiration during the fourth quarter of 2021), two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition, one facility on May 28, 2021 as a result of the Bowman Stores acquisition, two facilities on August 2, 2021 as a result of the ColdCo acquisition, one facility on September 1, 2021 as a result of the Newark Facility

Management acquisition and three facilities on November 15, 2021 as a result of the Lago Cold Stores acquisition (including one leased facility that was exited upon expiration during the first quarter of 2022), and therefore we did not have ownership of these facilities for the entirety of the prior comparable period. Revenue growth was also due to our recently completed expansion and developments in our non-same store pool, which increased approximately $12.7 million, on a constant currency basis. The foreign currency translation of revenues earned by our foreign operations had a $19.9 million unfavorable impact during the six months ended June 30, 2022, which was mainly driven by the strengthening of the U.S. dollar over the local currencies in our foreign subsidiaries.
Warehouse segment cost of operations was $808.1 million for the six months ended June 30, 2022, an increase of $109.4 million, or 15.7%, compared to the six months ended June 30, 2021. On a constant currency basis, our warehouse segment cost of operations was $823.6 million for the three months ended June 30, 2022, an increase of $125.0 million, or 17.9%, from the six months ended June 30, 2021. The cost of operations for our same store pool increased $66.6 million on a constant currency basis, across most of our cost categories, reflective of the labor inefficiencies and inflationary pressure. Labor was also impacted by employee absenteeism and associated disruption throughout the first quarter of 2022 due to the Omicron variant. Approximately $42.0 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. We also incurred higher costs of $16.4 million related to our recently completed and in progress expansion and development projects, inclusive of incremental start-up costs of $4.4 million during the first six months of 2022, which have not yet stabilized. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $15.5 million favorable impact during the six months ended June 30, 2022.
For the six months ended June 30, 2022, warehouse segment contribution (NOI), increased $6.7 million, or 2.3%, to $297.2 million for the six months ended June 30, 2022, compared to $290.6 million for the six months ended June 30, 2021. On a constant currency basis, warehouse segment NOI increased $11.0 million period-over-period. Approximately $15.9 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The NOI for our same store pool decreased $1.1 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. This was the result of the various factors previously discussed, and notably the lag in timing of implementing our price initiative as compared to the inflationary pressure on our cost of operations. Additionally, warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they continue to ramp up prior to stabilization. The foreign currency translation of our results of operations had a $4.3 million unfavorable impact to the warehouse segment contribution period-over-period.
Same Store and Non-Same Store Analysis
We had 213 same stores for the six months ended June 30, 2022. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Bowman Stores, ColdCo, KMT Brrr!, Lago Cold Stores, Liberty, Newark, one recently leased warehouse in Australia, a recently constructed facility in Denver purchased in November 2021, a leased facility which we purchased during the second quarter of 2022, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of same store sites	213		213	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$413,868	$419,875	$387,000	6.9%	8.5%
Warehouse services	564,742	575,799	543,160	4.0%	6.0%
Total same store revenues	978,610	995,674	930,160	5.2%	7.0%
Same store cost of operations:
Power	59,028	60,373	53,492	10.3%	12.9%
Other facilities costs	98,531	99,994	92,908	6.1%	7.6%
Labor	431,142	439,416	406,838	6.0%	8.0%
Other services costs	107,857	110,248	90,215	19.6%	22.2%
Total same store cost of operations	$696,558	$710,031	$643,453	8.3%	10.3%

Same store contribution (NOI)	$282,052	$285,643	$286,707	(1.6)%	(0.4)%
Same store rent and storage contribution (NOI)(2)	$256,309	$259,508	$240,600	6.5%	7.9%
Same store services contribution (NOI)(3)	$25,743	$26,135	$46,107	(44.2)%	(43.3)%

Total same store margin	28.8%	28.7%	30.8%	-200 bps	-214 bps
Same store rent and storage margin(4)	61.9%	61.8%	62.2%	-24 bps	-36 bps
Same store services margin(5)	4.6%	4.5%	8.5%	-393 bps	-395 bps

	Six Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of non-same store sites	27		24	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$58,240	$59,795	$30,552	n/r	n/r
Warehouse services	68,454	69,704	28,473	n/r	n/r
Total non-same store revenues	126,694	129,499	59,025	n/r	n/r
Non-same store cost of operations:
Power	10,077	10,433	4,891	n/r	n/r
Other facilities costs	15,716	16,122	9,186	n/r	n/r
Labor	63,730	64,647	32,121	n/r	n/r
Other services costs	21,980	22,374	8,974	n/r	n/r
Total non-same store cost of operations	$111,503	$113,576	$55,172	n/r	n/r

Non-same store contribution (NOI)	$15,191	$15,923	$3,853	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$32,447	$33,240	$16,475	n/r	n/r
Non-same store services contribution (NOI)(3)	$(17,256)	$(17,317)	$(12,622)	n/r	n/r

Total non-same store margin	12.0%	12.3%	6.5%	n/r	n/r
Non-same store rent and storage margin(4)	55.7%	55.6%	53.9%	n/r	n/r
Non-same store services margin(5)	(25.2)%	(24.8)%	(44.3)%	n/r	n/r

	Six Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Total warehouse segment revenues	$1,105,304	$1,125,172	$989,185	11.7%	13.7%
Total warehouse cost of operations	$808,061	$823,607	$698,625	15.7%	17.9%
Total warehouse segment contribution	$297,243	$301,565	$290,560	2.3%	3.8%
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
(6)Non-same store warehouse count of 27 includes one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Six Months Ended June 30,
Units in thousands except per pallet and site number data - unaudited	2022	2021	Change
Number of same store sites	213	213	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	3,785	3,700	2.3%
Economic occupancy percentage	77.8%	76.3%	156 bps
Same store rent and storage revenues per economic occupied pallet	$109.34	$104.60	4.5%
Constant currency same store rent and storage revenues per economic occupied pallet	$110.93	$104.60	6.0%

Physical occupancy(2)
Average physical occupied pallets	3,468	3,380	2.6%
Average physical pallet positions	4,865	4,852	0.3%
Physical occupancy percentage	71.3%	69.7%	162 bps
Same store rent and storage revenues per physical occupied pallet	$119.35	$114.49	4.2%
Constant currency same store rent and storage revenues per physical occupied pallet	$121.08	$114.49	5.8%

Same store warehouse services:
Throughput pallets (in thousands)	17,885	18,077	(1.1)%
Same store warehouse services revenues per throughput pallet	$31.58	$30.05	5.1%
Constant currency same store warehouse services revenues per throughput pallet	$32.19	$30.05	7.1%

Number of non-same store sites(3)	27	24	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	404	261	n/r
Economic occupancy percentage	70.9%	75.0%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$144.02	$117.01	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$147.87	$117.01	n/r

Physical occupancy(2)
Average physical occupied pallets	376	237	n/r
Average physical pallet positions	570	348	n/r
Physical occupancy percentage	66.0%	68.1%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$154.83	$128.93	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$158.97	$128.93	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	2,029	1,372	n/r
Non-same store warehouse services revenues per throughput pallet	$33.73	$20.75	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$34.35	$20.75	n/r

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
(3)Non-same store warehouse count of 27 includes one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
(4)n/r - not relevant
Economic occupancy at our same stores was 77.8% for the six months ended June 30, 2022, a increase of 156 basis points compared to 76.3% for the six months ended June 30, 2021. Economic occupancy was slightly higher than the prior year due to improvements in the labor market which allowed our customers to increase food production levels during the second quarter of 2022, partially offset by food production challenges throughout the first quarter of 2022 as a result of the Omicron variant impacting employee absenteeism. Additionally, while end-consumer demand for temperature-controlled food remains strong, the challenging inflationary market has started to change consumer behavior. Some consumers are buying less at the grocery store as they are stretched by inflation, which also had a positive impact on our holdings. Same store rent and storage revenues per economic occupied pallet increased 4.5% period-over-period, primarily driven by our pricing initiative and contractual rate escalations, partially offset by unfavorable foreign currency translation. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 6.0% period-over-period. Our economic occupancy at our same stores was 652 basis points higher than our corresponding average physical occupancy of 71.3%.
Throughput pallets at our same stores were 17.9 million pallets for the six months ended June 30, 2022, a decrease of 1.1% from the six months ended June 30, 2021. This decrease was the result of a change in business mix year over year. Same store warehouse services revenues per throughput pallet increased 5.1% period-over-period, as a result of by our our pricing initiative and contractual rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 7.1% from the six months ended June 30, 2021.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of managed sites	9		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$169,346	$170,117	$145,245	16.6%	17.1%
Third-party managed cost of operations	162,124	162,747	139,170	16.5%	16.9%
Third-party managed segment contribution	$7,222	$7,370	$6,075	18.9%	21.3%

Third-party managed margin	4.3%	4.3%	4.2%	8 bps	15 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $169.3 million for the six months ended June 30, 2022, an increase of $24.1 million, or 16.6%, compared to $145.2 million for the six months ended June 30, 2021. On a constant currency basis, third-party managed revenues were $170.1 million for the six months ended June 30, 2022, an increase of $24.9 million, or 17.1%, from the six months ended June 30, 2021. The increase was a result of higher business volume in our domestic managed operations paired with higher pass-through costs associated with this business, primarily labor and related costs due to inflation and the challenging labor market.

Third-party managed cost of operations was $162.1 million for the six months ended June 30, 2022, an increase of $23.0 million, or 16.5%, compared to $139.2 million for the six months ended June 30, 2021. On a constant currency basis, third-party managed cost of operations was $162.7 million for the six months ended June 30, 2022, an increase of $23.6 million, or 16.9%, from the six months ended June 30, 2021. Third-party managed cost of operations increased as a result of the revenue trends described above.

Third-party managed segment contribution (NOI) was $7.2 million for the six months ended June 30, 2022, an increase of $1.1 million, or 18.9%, compared to $6.1 million for the six months ended June 30, 2021. On a constant currency basis, third-party managed segment contribution (NOI) was $7.4 million for the six months ended June 30, 2022, an increase of $1.3 million, or 21.3%.

Transportation Segment

The following table presents the operating results of our transportation segment for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$160,801	$167,746	$155,072	3.7%	8.2%
Total transportation cost of operations	138,687	145,113	139,119	(0.3)%	4.3%
Transportation segment contribution (NOI)	$22,114	$22,633	$15,953	38.6%	41.9%

Transportation margin	13.8%	13.5%	10.3%	346 bps	320 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $160.8 million for the six months ended June 30, 2022, an increase of $5.7 million, or 3.7%, compared to $155.1 million for the six months ended June 30, 2021. On a constant currency basis, transportation revenues were $167.7 million for the six months ended June 30, 2022, an increase of $12.7 million, or 8.2%, from the six months ended June 30, 2021. The increase was primarily due to higher rates in our consolidation business, the KMT Brrr! acquisition which closed in early May 2021, acquisitions and expansions in Australia, and the higher revenue associated with brokered transportation costs, inflation in wage and fuel rates and capacity surcharges due to challenges with driver availability. This is partially offset by the net decrease in revenue from the rationalization of certain domestic market operations and the unfavorable impact of foreign currency translation.
Transportation cost of operations was $138.7 million for the six months ended June 30, 2022, a decrease of $0.4 million, or 0.3%, compared to $139.1 million for the six months ended June 30, 2021. On a constant currency basis, transportation cost of operations was $145.1 million for the six months ended June 30, 2022, an increase of $6.0 million, or 4.3%, from the six months ended June 30, 2021. The decrease was due to the decrease of costs from the exit of certain domestic market operations paired with the favorable impact of foreign currency translation, partially offset by capacity constraints driving spot market higher than contract rate, which has caused an increase in carrier fees, higher wage and fuel costs impacted by inflation and the acquisitions mentioned above.
Transportation segment contribution (NOI) was $22.1 million for the six months ended June 30, 2022, an increase of $6.2 million compared to the six months ended June 30, 2021. Transportation segment margin increased 346 basis points from the six months ended June 30, 2021, to 13.8% from 10.3%. On a constant currency basis, transportation segment contribution was $22.6 million for the six months ended June 30, 2022, an increase of $6.7 million compared to the six months ended June 30, 2021. The increase in margin was primarily due to the rate increases implemented during 2022.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $165.3 million for the six months ended June 30, 2022, an increase of $3.6 million, or 2.3%, compared to $161.7 million for the six months ended June 30, 2021. This increase was primarily due to the acquisitions and recently completed developments in 2021.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $113.9 million for the six months ended June 30, 2022, an increase of $26.3 million, or 30.1%, compared to

$87.5 million for the six months ended June 30, 2021. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by the resumption of performance-based compensation expense in connection with the short-term incentive plan, higher third-party legal and professional fees, and higher share-based compensation expense in connection with the November 2021 retention grant.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $15.7 million for the six months ended June 30, 2022, a decrease of $8.9 million compared to the six months ended June 30, 2021. During the six months ended June 30, 2022, we incurred $10.1 million of acquisition and integration related expenses, an aggregate $3.5 million of severance related expenses due to the realignment of certain international operations and senior leadership changes, $2.4 million of litigation fees and $0.8 million of facility termination costs in connection with a site we intend to vacate upon lease expiration, partially offset by an aggregate $1.0 million insurance claim recoveries. During the six months ended June 30, 2021, we incurred $16.6 million of acquisition related expenses composed of professional fees and integration related costs, including severance and employee retention expenses, in connection with completed and potential acquisitions, primarily related to the Agro acquisition. We also incurred $4.5 million of costs related to the cyber event that happened in late 2020.
Impairment of long-lived assets. There were no impairment charges recorded during the six months ended June 30, 2022. For the six months ended June 30, 2021, we recorded impairment charges of $1.5 million related to costs incurred for development projects which management determined it would not continue to pursue.

Other Expense and Income
The following table presents other items of income and expense for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		Change
	2022	2021	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(52,318)	$(52,535)	(0.4)%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(1,244)	$(4,424)	(71.9)%
Other, net	$(4,363)	$317	n/r
Interest expense. Interest expense was $52.3 million for the six months ended June 30, 2022, a decrease of $0.2 million, or 0.4%, compared to $52.5 million for the six months ended June 30, 2021. Our effective interest rate of our outstanding debt was relatively consistent at 3.24% for the six months ended June 30, 2021 and 3.23% for the six months ended June 30, 2022, as the majority of our debt is at a fixed rate.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $1.2 million for the six months ended June 30, 2022 decreased as compared to the six months ended June 30, 2021 primarily due to the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility during the first quarter of 2021, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs. Additionally, during the six months ended June 30, 2022 and 2021, we recorded $1.3 million and $1.4 million, respectively, for the amortization of fees paid for the interest rate swaps terminated during 2020.
Other expense, net. Other expense was $4.4 million for the six months ended June 30, 2022, a decrease of $4.7 million, compared to other income of $0.3 million for the six months ended June 30, 2021. This is primarily due to our loss from partially owned entities of $5.8 million as a result of higher interest expense as our joint ventures have debt that is indexed to inflation, paired with a $4.1 million loss in connection with the deconsolidation of our Chilean operations upon contribution to the LATAM JV. These charges are partially offset by a $3.4 million gain related to the planned dissolution of the New Market Tax Credit entities during 2022 and a $1.0 million foreign exchange gain for the six months ended June 30, 2022.
Income Tax Benefit (Expense)

Income tax benefit for the six months ended June 30, 2022 was $12.8 million, an increase of $21.0 million when compared to $8.2 million of income tax expense for the six months ended June 30, 2021. The change in income tax expense was primarily attributable to the tax effects of the rate change from 19% to 25% in the United Kingdom, enacted during the second quarter of 2021, for which we recorded deferred income tax expense of $14.5 million in 2021. Additionally, we recognized a $6.5 million deferred tax benefit during the second quarter of 2022 in connection with the deconsolidation of our Chilean operations upon contribution to the LATAM JV.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, litigation and other, net, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments, foreign currency exchange loss, gain on extinguishment of New Market Tax Credit structure, and loss on deconsolidation of subsidiary contributed to joint venture. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,953	$(13,399)	$(13,492)	$(27,635)
Adjustments:
Real estate related depreciation	51,738	44,871	103,938	97,151
Net loss (gain) on asset disposals	4	(13)	67	(52)
Impairment charges on certain real estate assets	—	1,528	—	1,528
Our share of reconciling items related to partially owned entities	1,346	861	2,379	1,127
NAREIT Funds from operations	57,041	33,848	92,892	72,119
Adjustments:
Net loss (gain) on sale of non-real estate assets	72	(304)	(163)	(423)
Acquisition, litigation and other	5,663	3,922	15,738	24,673
Share-based compensation expense, IPO grants	—	—	—	163
Loss on debt extinguishment, modifications and termination of derivative instruments	628	925	1,244	4,424
Foreign currency exchange loss (gain)	1,290	140	965	(33)
Gain on extinguishment of New Market Tax Credit structure	(3,410)	—	(3,410)	—
Loss on deconsolidation of subsidiary contributed to joint venture	4,148	—	4,148	—
Our share of reconciling items related to partially owned entities	(36)	89	311	243
Core FFO applicable to common shareholders	65,396	38,620	111,725	101,166
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,160	1,085	2,306	2,233
Amortization of below/above market leases	549	362	1,057	401
Straight-line net rent	77	(170)	281	(325)
Deferred income taxes (benefit) expense	(12,886)	6,568	(14,775)	4,566
Share-based compensation expense, excluding IPO grants	7,032	5,467	15,381	10,334
Non-real estate depreciation and amortization	30,952	39,588	61,372	64,519
Maintenance capital expenditures (a)	(20,118)	(20,488)	(36,224)	(36,219)
Our share of reconciling items related to partially owned entities	1,713	711	1,606	989
Adjusted FFO applicable to common shareholders	$73,875	$71,743	$142,729	$147,664
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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other, net, loss from investments in partially owned entities, asset impairment, foreign currency exchange loss or gain, share-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, net gain on other asset disposals, gain on extinguishment of New Market Tax Credit, loss on deconsolidation of subsidiary contributed to joint venture, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$3,953	$(13,399)	$(13,492)	$(27,635)
Adjustments:
Interest expense	26,545	26,579	52,318	52,535
Income taxes (benefit) expense	(12,069)	8,974	(12,777)	8,183
Depreciation and amortization	82,690	84,459	165,310	161,670
Adjustment to reflect share of EBITDAre of partially owned entities	6,215	1,838	9,413	2,487
NAREIT EBITDAre	$107,334	$108,451	$200,772	$197,240
Adjustments:
Acquisition, litigation and other, net	5,663	3,922	15,738	24,673
Loss on partially owned entities	3,647	61	5,759	761
Asset impairment	—	1,528	—	1,528
Foreign currency exchange loss (gain)	1,290	140	965	(33)
Share-based compensation expense	7,032	5,467	15,381	10,498
Loss on debt extinguishment, modifications, and termination of derivative instruments	627	925	1,244	4,424
Net loss (gain) on other asset disposals	76	(317)	(96)	(475)
Gain on extinguishment of New Market Tax Credit structure	(3,410)	—	(3,410)	—
Loss on deconsolidation of subsidiary contributed to joint venture	4,148	—	4,148	—
Reduction in EBITDAre from partially owned entities	(6,215)	(1,838)	(9,413)	(2,487)
Core EBITDA	$120,192	$118,339	$231,088	$236,129

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our stockholders will include:

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
•debt service obligations; and
•quarterly stockholder distributions.
We expect to utilize the same sources of capital we will rely on to meet our short-term liquidity requirements to also meet our long-term liquidity requirements, which include funding our operating activities, our debt service obligations and stockholder distributions, and our future development and acquisition activities.
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

On May 10, 2021, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM equity program (the “2021 ATM Equity Program”). Sales of our common stock made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common stock pursuant to the 2021 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There was no activity under the 2021 ATM Equity Program during the six months ended June 30, 2022, and we have approximately $809.4 million availability remaining for distribution under the 2021 ATM Equity Program as of June 30, 2022.
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
Our bad debt expense was $2.5 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $3.8 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we maintained bad debt allowances of approximately $10.5 million, which we believed to be adequate.
Collective Bargaining Agreements
As of June 30, 2022, approximately 37% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 4% of the labor force are set to expire through the end of the year.
Dividends and Distributions
We are required to distribute 90% of our taxable income (excluding capital gains) on an annual basis in order to continue to qualify as a REIT for federal income tax purposes. Accordingly, we intend to make, but are not contractually bound to make, regular quarterly distributions to stockholders from cash flows from our operating activities. While historically we have satisfied this distribution requirement by making cash distributions to our stockholders, we may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Board of Directors. We consider market factors and our performance in addition to REIT requirements in determining distribution levels. We have distributed at least 100% of our taxable income annually since inception to minimize corporate-level federal income taxes. Amounts accumulated for distribution to stockholders are invested primarily in interest-bearing accounts which are consistent with our intention to maintain our status as a REIT.
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
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2022:

Debt Summary:
Fixed rate	$2,002,221
Variable rate - unhedged	953,530
Total mortgage notes, senior unsecured notes, term loans and borrowings under revolving line of credit	2,955,751

Sale-leaseback financing obligations	175,340
Financing lease obligations	91,926
Total debt and debt-like obligations	$3,223,017

Percent of total debt and debt-like obligations:
Fixed rate	70%
Variable rate	30%

Effective interest rate as of June 30, 2022	3.39%
The variable rate debt shown above bears interest at interest rates based on various one-month LIBOR, CDOR, BBSW, and SONIA rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2022, our debt had a weighted average term to initial maturity of approximately 5.5 years, assuming exercise of extension options.
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

Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per cubic foot amounts)
Real estate	$17,825	$17,974	$31,689	$30,902
Personal property	1,457	1,428	2,431	3,210
Information technology	836	1,086	2,104	2,107
Maintenance capital expenditures	$20,118	$20,488	$36,224	$36,219

Maintenance capital expenditures per cubic foot	$0.014	$0.014	$0.025	$0.025
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per cubic foot amounts)
Real estate	$10,288	$5,949	$19,131	$14,325
Personal property	13,809	13,622	28,255	25,076
Repair and maintenance expenses	$24,097	$19,571	$47,386	$39,401

Repair and maintenance expenses per cubic foot	$0.016	$0.014	$0.032	$0.027

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
Acquisitions
There were no acquisitions completed during the six months ended June 30, 2022. For information regarding acquisitions completed during 2021, refer to our 2021 Annual Report on Form 10-K which includes details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the six months ended June 30, 2022 are primarily driven by $23.0 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $15.4 million for the Spearwood, Australia expansion, $11.5 million million related to the Dunkirk, NY development, $11.1 million in our Dublin expansion, $4.3 million for the Barcelona expansion, $19.1 million related to our Russellville expansion and $3.2 million related to Atlanta Major Market Strategy Phase 2.
Expansion and development initiatives also include $3.3 million of corporate initiatives, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $21.3 million during the six months ended June 30, 2022 for contemplated future expansion or development projects.
The following table sets forth our acquisition, expansion and development capital expenditures for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$(209)	$173,373	$(812)	$215,329
Expansion and development initiatives	53,646	83,844	112,167	167,112
Information technology	1,020	2,045	1,761	3,573
Growth and expansion capital expenditures	$54,457	$259,262	$113,116	$386,014

Historical Cash Flows

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$133,242	$127,753
Net cash used in investing activities	$(191,960)	$(438,822)
Net cash provided by financing activities	$52,219	$7,079
Operating Activities
For the six months ended June 30, 2022, our net cash provided by operating activities was $133.2 million, an increase of $5.5 million, compared to $127.8 million for the six months ended June 30, 2021. The increase is primarily due to an increase in segment contribution, partially offset by higher selling, general and administrative expenses.
Investing Activities

Our net cash used in investing activities was $192.0 million for the six months ended June 30, 2022 compared to $438.8 million for the six months ended June 30, 2021. Additions to property, buildings and equipment were $181.7 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $6.9 million in acquisitions of property, buildings, and equipment for the buyout of a previously leased facility. Finally, we invested $4.4 million in the formation of the LATAM joint venture and capital contributions to the SuperFrio joint venture.
Net cash used in investing activities was $438.8 million for the six months ended June 30, 2021. Cash used in connection with business combinations during 2021 was $215.3 million and related to the Bowman Stores, Liberty Freezers and KMT Brrr! acquisitions. Additions to property, buildings and equipment were $207.3 million reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $6.3 million in the SuperFrio joint venture for the six months ended June 30, 2021, and paid $11.6 million to purchase the noncontrolling interest holders share in the Chilean business.
Financing Activities
Net cash provided by financing activities was $52.2 million for the six months ended June 30, 2022 compared to $7.1 million for the six months ended June 30, 2021. Cash provided by financing activities for the current period primarily consisted of $198.3 million in proceeds from our 2020 Senior Unsecured Credit Facility, net of repayments, offset by $119.5 million of quarterly dividend distributions paid and $20.8 million aggregate lease repayments.
Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2021. This primarily consisted of $214.8 million net proceeds from equity forward contracts settled during the period upon the issuance of common shares, $140.8 million in proceeds from our revolving line of credit, net of repayments, and $5.2 million of proceeds received upon exercise of stock options, offset by cash outflows of $203.5 million for repayments on term loan and mortgage notes, $110.8 million of quarterly dividend distributions paid, $15.8 million in payment of withholding taxes related to share-based payment arrangements and $20.5 million of aggregate lease repayments.

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
As of June 30, 2022, we had $175.0 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month LIBOR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.95%. Additionally, we had C$55.0 million, £68.5 million, AUD$114 million, $320 million USD, and €20.5 million outstanding of Senior Unsecured Revolving Credit Facility draws. At June 30, 2022, one-month LIBOR was at approximately 1.67%, one-month CDOR was at 2.17%, one-month SONIA was at 1.19%, one-month AUD BBSW was approximately 1.04%, and one-month EURIBOR was approximately (0.51%). The interest rate paid on borrowings can never drop below 0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $9.1 million, and a 100 basis point decrease in market interest rates would result in a $9.0 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2022 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 8 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

Item 1A. Risk Factors
Investing in our common shares involves risks and uncertainties. You should consider and read the information contained in our 2021 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Any of the risks discussed in our 2021 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
2.1	Articles of Conversion (incorporated by reference to Exhibit 2.1 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on May 25, 2022 (File No. 001-34723))
3.1
Articles of Incorporation of Americold Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on May 25, 2022 (File No. 001-34723))

3.2	Bylaws of Americold Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on May 25, 2022 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	August 5, 2022	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)