Form 10-Q
period 2022-09-30
AMERICOLD REALTY TRUST
filed 2022-11-04
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2022
Common Stock, $0.01 par value per share	269,399,287

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

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2022	December 31, 2021
Assets
Property, buildings and equipment:
Land	$770,775	$807,495
Buildings and improvements	4,159,993	4,152,763
Machinery and equipment	1,368,207	1,352,399
Assets under construction	520,702	450,153
	6,819,677	6,762,810
Accumulated depreciation	(1,825,107)	(1,634,909)
Property, buildings and equipment – net	4,994,570	5,127,901

Operating lease right-of-use assets	356,260	377,536
Accumulated depreciation – operating leases	(72,632)	(57,483)
Operating leases – net	283,628	320,053

Financing leases:
Buildings and improvements	13,556	13,552
Machinery and equipment	130,530	146,341
	144,086	159,893
Accumulated depreciation – financing leases	(56,409)	(58,165)
Financing leases – net	87,677	101,728

Cash, cash equivalents and restricted cash	45,693	82,958
Accounts receivable – net of allowance of $12,423 and $18,755 at September 30, 2022 and December 31, 2021, respectively	441,739	380,014
Identifiable intangible assets – net	919,052	980,966
Goodwill	1,009,330	1,072,980
Investments in partially owned entities	70,130	37,458
Other assets	150,085	112,139
Total assets	$8,001,904	$8,216,197

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$468,286	$399,314
Accounts payable and accrued expenses	516,728	559,412
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs of $12,025 and $11,050, in the aggregate, at September 30, 2022 and December 31, 2021, respectively	2,493,004	2,443,806
Sale-leaseback financing obligations	173,344	178,817
Financing lease obligations	83,353	97,633
Operating lease obligations	271,433	301,765
Unearned revenue	34,205	26,143
Pension and postretirement benefits	2,624	2,843
Deferred tax liability – net	128,404	169,209
Multi-employer pension plan withdrawal liability	7,932	8,179
Total liabilities	4,179,313	4,187,121
Commitments and contingencies (Note 9)
Equity
Stockholders’ equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 269,395,574 and 268,282,592 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,694	2,683
Paid-in capital	5,189,215	5,171,690
Accumulated deficit and distributions in excess of net earnings	(1,359,106)	(1,157,888)
Accumulated other comprehensive (loss) income	(23,194)	4,522
Total stockholders’ equity	3,809,609	4,021,007
Noncontrolling interests:
Noncontrolling interests in operating partnership	12,982	8,069
Total equity	3,822,591	4,029,076

Total liabilities and equity	$8,001,904	$8,216,197
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rent, storage and warehouse services	$598,977	$542,047	$1,704,281	$1,531,232
Third-party managed services	82,436	87,782	251,782	233,027
Transportation services	76,367	78,979	237,168	234,051
Total revenues	757,780	708,808	2,193,231	1,998,310
Operating expenses:
Rent, storage and warehouse services cost of operations	432,315	397,055	1,240,376	1,095,680
Third-party managed services cost of operations	78,776	83,231	240,900	222,401
Transportation services cost of operations	65,531	72,728	204,218	211,847
Depreciation and amortization	83,669	70,569	248,979	232,239
Selling, general and administrative	57,119	45,545	170,994	133,072
Acquisition, litigation and other, net	4,874	6,338	20,612	31,011
Impairment of indefinite and long-lived assets	6,616	1,784	6,616	3,312
Loss from sale of real estate	5,710	—	5,710	—
Total operating expenses	734,610	677,250	2,138,405	1,929,562

Operating income	23,170	31,558	54,826	68,748

Other expense, net:
Interest expense	(30,402)	(25,303)	(82,720)	(77,838)
Loss on debt extinguishment, modifications and termination of derivative instruments	(1,040)	(627)	(2,284)	(5,051)
Other, net	(2,593)	(57)	(1,197)	1,021
Loss from investments in partially owned entities	(1,440)	(489)	(7,199)	(1,250)
(Loss) income before income taxes	(12,305)	5,082	(38,574)	(14,370)
Income tax (expense) benefit
Current	(1,006)	(3,336)	(3,004)	(6,953)
Deferred	4,374	3,562	19,149	(1,004)
Total income tax benefit (expense)	3,368	226	16,145	(7,957)

Net (loss) income	$(8,937)	$5,308	$(22,429)	$(22,327)
Net (loss) income attributable to noncontrolling interests	(25)	14	(45)	163
Net (loss) income attributable to Americold Realty Trust, Inc.	$(8,912)	$5,294	$(22,384)	$(22,490)

Weighted average common stock outstanding – basic	269,586	261,865	269,467	256,129
Weighted average common stock outstanding – diluted	269,586	262,550	269,467	256,129

Net (loss) income per common share - basic	$(0.03)	$0.02	$(0.08)	$(0.09)
Net (loss) income per common share - diluted	$(0.03)	$0.02	$(0.08)	$(0.09)
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(8,937)	$5,308	$(22,429)	$(22,327)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	66	389	20	1,166
Change in unrealized net loss on foreign currency	(25,038)	(9,485)	(37,720)	(13,141)
Unrealized gain on cash flow hedges	8,274	247	9,984	2,877
Other comprehensive loss - net of tax attributable to Americold Realty Trust, Inc.	(16,698)	(8,849)	(27,716)	(9,098)
Other comprehensive loss attributable to noncontrolling interests	(53)	(19)	(103)	(11)
Total comprehensive loss	$(25,688)	$(3,560)	$(50,248)	$(31,436)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(17,407)	—	(38)	(17,445)
Other comprehensive income	—	—	—	—	11,404	23	11,427
Distributions on common stock, restricted stock and OP units	—	—	—	(59,580)	—	(180)	(59,760)
Stock-based compensation expense	—	—	6,108	—	—	1,985	8,093
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	318,729	3	(2,140)	—	—	—	(2,137)
Common stock issuance related to employee stock purchase plan	71,144	1	1,984	—	—	—	1,985
Balance - March 31, 2022	268,672,465	$2,687	$5,177,642	$(1,234,875)	$15,926	$9,859	$3,971,239
Net income	—	—	—	3,935	—	18	3,953
Other comprehensive loss	—	—	—	—	(27,392)	(73)	(27,465)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,571)	—	(188)	(59,759)
Stock-based compensation expense	—	—	5,115	—	—	2,173	7,288
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	618,176	6	(448)	—	—	—	(442)
Deconsolidation of previously consolidated entities	—	—	—	—	4,970	(204)	4,766
Balance - June 30, 2022	269,290,641	$2,693	$5,182,309	$(1,290,511)	$(6,496)	$11,585	$3,899,580
Net loss	—	—	—	(8,912)	—	(25)	(8,937)
Other comprehensive loss	—	—	—	—	(16,698)	(53)	(16,751)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,583)	—	(180)	(59,763)
Stock-based compensation expense	—	—	5,065	—	—	1,655	6,720
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	30,791	—	(53)	—	—	—	(53)
Common stock issuance related to employee stock purchase plan	74,142	1	1,894	—	—	—	1,895
Other	—	—	—	(100)	—	—	(100)
Balance - September 30, 2022	269,395,574	$2,694	$5,189,215	$(1,359,106)	$(23,194)	$12,982	$3,822,591

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity, Continued (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership and Consolidated Joint Venture

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(14,414)	—	178	(14,236)
Other comprehensive loss	—	—	—	—	(9,280)	(12)	(9,292)
Distributions on common shares, restricted stock and OP units	—	—	—	(55,909)	—	(120)	(56,029)
Stock-based compensation expense	—	—	4,075	—	—	949	5,024
Common share issuance related to stock-based payment plans, net of shares withheld for employee taxes	816,915	8	(10,089)	—	—	—	(10,081)
Balance - March 31, 2021	252,519,518	$2,525	$4,681,809	$(965,844)	$(13,659)	$3,376	$3,708,207
Net loss	—	—	—	(13,370)	—	(29)	(13,399)
Other comprehensive income	—	—	—	—	9,031	20	9,051
Distributions on common shares, restricted stock and OP units	—	—	—	(57,773)	—	(124)	(57,897)
Stock-based compensation expense	—	—	3,922	—	—	1,539	5,461
Common share issuance related to stock-based payment plans, net of shares withheld for employee taxes	66,431	1	(108)	—	—	—	(107)
Issuance of common stock	8,429,104	84	214,775	—	—	—	214,859
Balance - June 30, 2021	261,015,053	$2,610	$4,900,398	$(1,036,987)	$(4,628)	$4,782	$3,866,175
Net income	—	—	—	5,294	—	14	5,308
Other comprehensive loss	—	—	—	—	(8,849)	(19)	(8,868)
Distributions on common shares, restricted stock and OP units	—	—	—	(58,902)	—	(124)	(59,026)
Stock-based compensation expense	—	—	2,782	—	—	1,502	4,284
Common share issuance related to stock-based payment plans, net of shares withheld for employee taxes	9,326	—	(57)	—	—	—	(57)
Common shares issuance related to employee stock purchase plan	63,260	1	1,919	—	—	—	1,920
Issuance of common stock	5,681,369	57	205,390	—	—	—	205,447
Balance - September 30, 2021	266,769,008	$2,668	$5,110,432	$(1,090,595)	$(13,477)	$6,155	$4,015,183

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, See accompanying notes to condensed consolidated financial statements)
	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(22,429)	$(22,327)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	248,979	232,239
Amortization of deferred financing costs and pension withdrawal liability	3,528	3,321
Amortization of above/below market leases	1,597	1,418
Loss on debt extinguishment, modifications and termination of derivative instruments	2,284	4,927
Foreign exchange loss	3,453	317
Loss from investments in partially owned entities	7,199	1,250
Gain on extinguishment of New Market Tax Credit structure	(3,410)	—
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	4,148	—
Stock-based compensation expense	22,101	14,788
Deferred income taxes (benefit) expense	(19,149)	1,004
Loss from sale of real estate	5,710	—
Loss (gain) on other asset disposals	1,107	(647)
Impairment of indefinite and long-lived assets	6,616	3,312
Provision for doubtful accounts receivable	3,866	4,730
Changes in operating assets and liabilities:
Accounts receivable	(84,761)	(46,372)
Accounts payable and accrued expenses	(19,382)	(16,281)
Other	21,426	(17,360)
Net cash provided by operating activities	182,883	164,319
Investing activities:
Additions to property, buildings and equipment	(254,112)	(313,229)
Business combinations, net of cash acquired	(15,228)	(616,316)
Acquisitions of property, buildings and equipment, net of cash acquired	(14,581)	—
Investment in partially owned entities	(4,427)	(6,260)
Purchase of noncontrolling interest holders share in consolidated joint venture	—	(11,600)
Proceeds from sale of property, buildings and equipment	340	1,318
Proceeds from sale of investments in partially owned entities	—	596
Net cash used in investing activities	(288,008)	(945,491)
Financing activities:
Distributions paid on common shares, restricted stock units and noncontrolling interests in Operating Partnership	(179,623)	(168,538)
Proceeds from stock options exercised	887	5,191
Proceeds from employee stock purchase plan	3,880	1,920
Remittance of withholding taxes related to employee share-based transactions	(4,031)	(15,777)
Proceeds from revolving line of credit	404,604	590,841
Repayment on revolving line of credit	(303,860)	(280,000)
Repayment of sale-leaseback financing obligations	(5,580)	(2,663)
Repayment of financing lease obligations	(24,758)	(27,500)
Payment of debt issuance and extinguishment costs	(11,593)	(3,110)
Repayment of term loan and mortgage notes	(5,453)	(205,246)
Proceeds from term loan	200,000	—
Net proceeds from issuance of common shares	—	420,151
Net cash provided by financing activities	74,473	315,269
Net decrease in cash, cash equivalents and restricted cash	(30,652)	(465,903)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(6,613)	(2,378)
Cash, cash equivalents and restricted cash:
Beginning of period	82,958	621,051
End of period	$45,693	$152,770

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)
(In thousands, See accompanying notes to condensed consolidated financial statements)
	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Deferred cash consideration	$—	$11,820
Addition of property, buildings and equipment on accrual	$37,271	$70,427
Addition of property, buildings and equipment under financing lease obligations	$18,088	$13,362
Addition of property, buildings and equipment under operating lease obligations	$6,306	$68,738

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$98,292	$81,487
Income taxes paid – net of refunds	$6,958	$7,557

	As of September 30,
	2022	2021
Allocation of purchase price of property, buildings and equipment to:
Land	$3,628	$—
Buildings and improvements	8,289	—
Machinery and equipment	2,664	—
Cash paid for acquisition of property, buildings and equipment	$14,581	$—

	As of September 30,
	2022	2021
Allocation of purchase price to business combinations:
Land	$967	$49,223
Buildings and improvements	8,567	155,496
Machinery and equipment	3,354	60,192
Assets under construction	—	373
Operating lease right-of-use assets	—	28,973
Financing leases	—	24
Cash and cash equivalents	—	6,669
Accounts receivable	—	6,567
Goodwill	2,339	67,102
Customer relationships	—	307,737
Other assets	166	2,495
Accounts payable and accrued expenses	(165)	(9,459)
Financing lease obligations	—	(24)
Operating lease obligations	—	(20,581)
Unearned revenue	—	(1,387)
Deferred tax liability	—	(19,831)
Total consideration:	$15,228	$633,569

	As of September 30,
	2022	2021
Deconsolidation of Chile upon contribution to LATAM JV
Land	$(19,574)	$—
Buildings and improvements	(10,118)	—
Machinery and equipment	(8,395)	—
Assets under construction	(20)	—
Accumulated depreciation	1,959	—
Cash, cash equivalents and restricted cash	(2,483)	—
Accounts receivable	(1,422)	—
Goodwill	(6,653)	—
Other Assets	(309)	—
Accounts payable and accrued expenses	1,105	—
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs	9,633	—
Accumulated other comprehensive loss	(4,766)	—
Net carrying value of Chile assets and liabilities deconsolidated	$(41,043)	$—

Recognition of investment in unconsolidated LATAM joint venture	$36,896	$—

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Formation of Latin America Joint Venture
On May 31, 2022, we formed a joint venture, Americold LATAM Holdings Ltd (the “LATAM JV”), with Cold LATAM Limited (our “JV partner”), in an effort to help us grow our business and market presence in the Latin America region, excluding Brazil. Our JV partner committed to invest approximately $209.0 million in exchange for 85% of the total equity interests, and we contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interests in the joint venture. Our JV partner’s contribution commitment includes an initial contribution of $8 million at closing and the remainder as a contribution receivable to the LATAM JV. The JV partner must complete its remaining contribution payments over the next four-year period through December 31, 2025 and in doing so, it retains its 85% equity ownership during this period. As a result of this transaction, we recognized a loss of approximately $4.1 million within “Other, net” on the Condensed Consolidated Statement of Operations (net of accumulated foreign currency translation loss related to the Chilean business) upon the deconsolidation of this entity and subsequent recognition of our subsidiary’s 15% equity investment in the LATAM JV at its estimated fair value of $37.0 million within “Investments in partially owned entities” on the Condensed Consolidated Balance Sheet. The fair value of the Company’s retained equity investment is based on Level 3 measurements within the fair value hierarchy based on the cash paid and contribution receivable committed to by our JV partner for their 85% interest, as well as fair value measurement performed in December 2020 when the Chilean business was acquired. Under the terms of the JV agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the LATAM JV starting in 2026 through 2028, as calculated in accordance with the JV agreement. Upon expiration of the Company’s call option, if unexercised, the JV partner has a call right that requires the Company to sell all of its interest in the LATAM JV by December 31, 2028, with the exercise price based upon the same calculation as the Company’s call option in accordance with the LATAM JV agreement.

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

Impairment of Indefinite and Long-Lived Assets
For the nine months ended September 30, 2022, the Company recorded impairment charges totaling $6.6 million, which included a ‘Goodwill’ impairment charge of $3.2 million related to the Third-party managed segment as we are strategically shifting our focus to our core warehouse portfolio, and terminating and winding down business with one of the largest customers in the Third-party managed segment. Additionally, we recognized an impairment charge of ‘Assets under construction’ of $2.2 million associated with a development project which management determined it would no longer pursue and ‘buildings and improvements’ of $1.2 million in Warehouse segment assets which we reduced the carrying value of in anticipation of the exit of certain leased facilities. The impact of our strategic shift related to our Third-party managed segment will not impact our segment disclosures, as we will continue to serve our other existing customers in this segment. During the nine months ended September 30, 2021, the Company recorded impairment charges totaling $3.3 million, which included an impairment charge of $1.7 million related to costs associated with development projects that management determined it would no longer pursue and a charge of $1.6 million for certain software costs that were determined no longer usable.

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
The Company is closely monitoring the impact of the ongoing COVID-19 pandemic and any variants on all aspects of its business in all geographies, including how it will impact its customers and business partners. The three and nine months ended September 30, 2022 and the year ended December 31, 2021 were negatively impacted by COVID-19 related disruptions and other macro-economic conditions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting availability and cost; and (iv) the impact of inflation on the cost to provide our services. Despite the current headwinds, we expect that end-consumer demand for food will remain consistent over the long-term with historic levels. However, current end-consumer demand coupled with food production and transportation challenges throughout the pandemic has driven down holdings in our facilities. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. We expect this to continue until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time and rebuild inventory in the supply chain.
The unprecedented labor environment continues to be challenging for many companies, including our food manufacturing customers. Labor availability continues to be the primary constraint on food production, along with the continuing spread of COVID-19 and related variants, which also impacts the labor market.
Our business has also been impacted due to inflation during the second half of 2021 and during the three and nine months ended September 30, 2022. We believe we are positioned to address continued inflationary pressure as it arises; however, many of our contracts require that we experience sustained cost increases for an extended period of time ranging up to 60 days before we are able to initiate rate increases or seek remedies under our contracts. As a result of the significant impact of inflation on the cost of providing our storage, services and transportation to customers, during the second half of 2021 we initiated out-of-cycle rate increases in our customer contracts (many of which contain provisions for inflationary price escalators), and expect to continue to monitor further inflation and implement pricing increases as needed. We can give no assurance that we will be able to offset the entire impact of inflation or future inflationary cost increases through increased storage or service charges or by operational efficiencies.
Additionally, global supply chains have been volatile following the invasion of Ukraine by Russia which has resulted in sanctions against Russia from the U.S. and a number of European countries. While we do not expect our global operations and specifically our European operations to be directly impacted by this event currently, changes could occur that could impact our operations.
2. Business Combinations
On July 1, 2022, the Company completed the acquisition of De Bruyn Cold Storage which operates a single facility located in Tasmania, Australia for total consideration of A$23.5 million, or $16.0 million, based on the exchange rate between the AUS and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included the preliminary fair values of the assets acquired and liabilities assumed including $1.0 million of land, $8.6 million of buildings and improvements, $3.4 million of machinery and equipment, and $3.1 million of goodwill, all of which are allocated to the Warehouse segment.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Total consideration paid for Bowman, KMT Brrr!, Liberty Freezers, ColdCo and Newark Facility Management, which were acquired during the three and nine months ended September 30, 2021 was $106.4 million, $71.4 million, and C$56.8 million, or $44.9 million, $20.5 million, and $390.8 million, respectively, and the acquisition accounting was finalized within twelve months from the date of the respective acquisition. No material adjustments were made to the acquisition accounting during the three and nine months ended September 30, 2022. Total consideration paid for Lago Cold Stores, acquired during the fourth quarter of 2021, for A102.2 million, or $75.1 million, remained preliminary as of September 30, 2022. No material adjustments were made to the preliminary acquisition accounting for this businesses during the three and nine months ended September 30, 2022. We will continue to evaluate the preliminary fair values of the assets acquired and liabilities assumed until they are satisfactorily resolved and adjust our acquisition accounting accordingly and within the allowable measurement period (not to exceed one year from the date of acquisition as defined by ASC 805). For more detailed descriptions of these acquisitions refer to Note 3 of the consolidated financial statements in the Company’s 2021 Annual Report on Form 10-K as filed with the SEC.
3. Acquisition, Litigation and Other, net
The components of the charges and credits included in “Acquisition, litigation and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition, litigation and other, net	2022	2021	2022	2021
Acquisition and integration related costs	$5,808	$6,301	$15,879	$22,851
Litigation (gain) loss	(2,200)	825	179	942
Severance costs	1,586	149	5,060	2,850
Terminated site operations costs	(328)	6	439	78
Cyber incident related costs, net of insurance recoveries	8	(943)	(785)	3,539
Other	—	—	(160)	751
Total acquisition, litigation and other, net	$4,874	$6,338	$20,612	$31,011

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

Litigation costs consist of expenses incurred in order to defend the Company from litigation charges outside of the normal course of business as well as related settlements not in the normal course of business. The benefit reflected during the third quarter of 2022 relates to a favorable settlement as compared to the originally recorded best estimate of the loss contingency. Litigation costs incurred in connection with matters arising from the ordinary course of business are expensed as a component of “Selling, general and administrative expense” on the Condensed Consolidated Statements of Operations.

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

Terminated site operations costs relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. Additionally, terminated site operations costs include those incurred to wind down operations at recently sold facilities. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. The benefit reflected during the third quarter of 2022 relates to a leased facility which we acquired, and no longer required the accrual as a result. Repair and maintenance expenses associated with our ordinary course operations are reflected as operating expenses on the Consolidated Statement of Operations.

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
4. Debt
The following table reflects a summary of our outstanding indebtedness as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Weighted Average Effective Interest Rate	Carrying Amount	Weighted Average Effective Interest Rate	Carrying Amount
Senior Unsecured Notes	3.33%	$1,685,150	3.22%	$1,802,750
Senior Unsecured Term Loans	4.72%	555,775	1.45%	372,800
Senior Unsecured Revolving Credit Facility	4.13%	468,286	1.54%	399,314
2013 Mortgage Loans	5.97%	264,104	5.93%	269,545
Chile Mortgages	N/A	—	4.01%	9,761
Total principal amount of indebtedness		$2,973,315		$2,854,170
Less: unamortized deferred financing costs		(12,025)		(11,050)
Total indebtedness, net of deferred financing costs		$2,961,290		$2,843,120
The weighted-average interest rates shown represent interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively lock-in the interest rates on certain variable rate debt under our Senior Unsecured Term Loans.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following tables provides the details of our Senior Unsecured Notes (balances in thousands):

			September 30, 2022		December 31, 2021
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	1/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Series B Notes	1/2029	4.86%	$400,000	$400,000	$400,000	$400,000
Series C Notes	1/2030	4.10%	$350,000	$350,000	$350,000	$350,000
Series D Notes	1/2031	1.62%	€400,000	$392,080	€400,000	$454,800
Series E Notes	1/2033	1.65%	€350,000	$343,070	€350,000	$397,950
Total Senior Unsecured Notes				$1,685,150		$1,802,750
The following tables provides the details of our 2022 Senior Unsecured Term Loans in effect as of September 30, 2022 and our 2020 Senior Unsecured Term Loans in effect as of December 31, 2021 (balances in thousands):

	September 30, 2022				December 31, 2021
	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	SOFR+0.95%		$375,000	$375,000	LIBOR+0.95%		$175,000	$175,000
Tranche A-2	CDOR+0.95%	C$	250,000	180,775	CDOR+0.95%	C$	250,000	$197,800
Delayed Draw Tranche A-3(2)	SOFR+0.95%	—		—	—	—		—
Total Senior Unsecured Term Loan Facility				$555,775				$372,800
(1) S = one-month Adjusted Term SOFR; C = one-month CDOR; L = one-month LIBOR. Tranche A-1 SOFR includes an adjustment of 0.10%, in addition to the margin. While the above reflects the contractual rate, refer to the description below of the 2022 Senior Unsecured Credit Facility for details of the portion of these Term Loans that are hedged, therefore, at a fixed interest rate for the duration of the respective swap agreement. Refer to Note 5 for details of the related interest rate swaps.
(2) The delayed draw Tranche A-3 will not be drawn until November 1, 2022, at which time the proceeds will be used to prepay our 2013 Mortgage Loans which otherwise would mature in 2023. The Delayed Draw Tranche A-3 was included in our August 2022 refinancing detailed below.
The following table provides the details of our Senior Unsecured Revolving Credit Facility (balances in thousands):

	September 30, 2022				December 31, 2021
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR+0.85%		$233,000	$233,000	LIBOR+0.85%		$205,000	$205,000
Australian dollar	BBSW+0.85%	A$	133,500	$85,440	BBSW+0.85%	A$	80,000	$58,104
British pound sterling	SONIA+0.85%		£68,500	$76,515	SONIA+0.85%		£68,500	$92,694
Canadian dollar	CDOR+0.85%	C$	50,000	$36,155	CDOR+0.85%	C$	55,000	$43,516
Euro	EURIBOR+0.85%		€30,500	$29,896	—	—		—
New Zealand dollar	BKBM+0.85%	NZ$ 13,000		$7,280	—	—		—
Total Senior Unsecured Revolving Credit Facility				$468,286				$399,314
(1) S = one-month Adjusted SOFR; C = one-month CDOR; L = one-month LIBOR, E = Euro Interbank Offered Rate (EURIBOR), SONIA = Adjusted Sterling Overnight Interbank Average Rate, BBSW = Bank Bill Swap Rate, BKBM = Bank Bill Reference Rate. We have elected Term SOFR for $150.0 million of our U.S. dollar denominated borrowings and Daily SOFR for the remainder of our U.S. dollar denominated borrowings, both of which include an adjustment of 0.10%, in addition to the margin. Our British pound sterling borrowings bear interest tied to adjusted SONIA which includes an adjustment of 0.03% in addition to our margin.
2022 Senior Unsecured Credit Facility
On August 23, 2022, the Company entered into an agreement to extend and upsize its senior unsecured credit

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
facility from $1.5 billion to approximately $2.0 billion. Additionally, the Company plans to use a portion of the unsecured credit facilities to refinance its 2013 Mortgage Notes which mature on May 1, 2023, but is prepayable at par beginning November 1, 2022. In connection with the refinancing, the base interest rate for the USD denominated borrowings was updated to SOFR from LIBOR and all borrowings now incorporate a sustainability-linked pricing component which is subject to adjustment based on improvement in the Company’s annual GRESB rating, as part of our ESG initiatives.

The 2022 Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multicurrency component. The revolving credit facility matures in August 2026; however, the Company has the option to extend maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity, and an additional extension fee must be paid. Unamortized deferred financing costs related to the revolving credit facility are included in “Other assets” in the accompanying Consolidated Balance Sheets totaling $9.4 million and $4.8 million as of September 30, 2022 and December 31, 2021, respectively, which is amortized as interest expense under the straight-line method through the maturity date.

The 2022 Senior Unsecured Term Loan A consists of three tranches. Tranche A-1 consists of a $375 million USD term loan, an increase from the previous amount of $175 million USD, with a maturity date of August 2025; however, the Company has the option to extend maturity up to two times, each for a twelve month period. Tranche A-2 consists of a $250 million CAD term loan with a maturity date of January 2028, and does not have any extension options. Tranche A-3 consists of a $270 million USD term loan delayed draw facility, which matures in January 2028, and does not have any extension options. The Company expects to draw and fund the Tranche A-3 on November 1, 2022, to repay the 2013 Mortgage Notes. The remaining proceeds of the delayed draw facility will be used for general corporate purposes. Unamortized deferred financing costs related to the Tranche A-1 and A-2 are included in “Mortgage notes, senior unsecured notes, and term loan” on the accompanying Condensed Consolidated Balance Sheets totaling $12.0 million and $11.1 million as of September 30, 2022 and December 31, 2021, respectively, which is amortized as interest expense under the effective interest method through the maturity date. Additionally, unamortized deferred financing costs related to the Tranche A-3 are included in “Other assets” on the accompanying Condensed Consolidated Balance Sheets totaling $4.4 million as the funds were not drawn as of September 30, 2022. The costs will be reclassified to “Mortgage notes, senior unsecured notes, and term loan” on the accompanying Condensed Consolidated Balance Sheets when the funds are drawn, and will be amortized as interest expense under the effective interest method through the maturity date.
Debt Covenants

Our Senior Unsecured Credit Facilities, the Senior Unsecured Notes and 2013 Mortgage Loans all require financial statement reporting, periodic reporting of compliance with financial covenants, other established thresholds and performance measurements, and compliance with affirmative and negative covenants that govern our allowable business practices. The affirmative and negative covenants include, among others, continuation of insurance, maintenance of collateral (in the case of the 2013 Mortgage Loans), the maintenance of REIT status, and restrictions on our ability to enter into certain types of transactions or take on certain exposures. As of September 30, 2022, we were in compliance with all debt covenants.
Loss on debt extinguishment, modifications and termination of derivative instruments
In connection with the refinancing that occurred in August of 2022, the Company recorded approximately $0.3 million to loss on debt extinguishment, modifications, and termination of derivative instruments in the accompanying Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2022.

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
Additionally, the Company recorded a reclassification from other comprehensive income within earnings to “Loss on debt extinguishment, modification, and termination of derivative instruments” related to the amortization of the portion deferred following the termination of interest rate swaps related to the Senior Unsecured Term Loan A Facility for $0.6 million during each of the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and $2.1 million during the nine months ended September 30, 2022 and 2021, respectively.
Aggregate future repayments of indebtedness
The aggregate maturities of indebtedness as of September 30, 2022, including amortization of principal amounts due under the mortgage notes for each of the next five years and thereafter, are as follows:

Twelve Months Ending September 30:	(In thousands)
2023	$264,104
2024	—
2025	375,000
2026	668,286
2027	—
Thereafter	1,665,925
Aggregate principal amount of debt	2,973,315
Less unamortized deferred financing costs	(12,025)
Total debt net of deferred financing costs	$2,961,290

5. Derivative Financial Instruments
Designated Nonderivative Financial Instruments
As of September 30, 2022, the Company has designated £68.5 million, A$133.5 million and €780.5 million debt and accrued interest as a hedge of our net investment in the international subsidiaries resulting from the UK-based Bowman Stores Acquisition, the Australia-based acquisitions of Lago Cold Stores and De Bruyn Cold Storage, the Agro Acquisition and our expansion and development projects in our foreign subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Derivative Financial Instruments
During the three months ended September 30, 2022, the Company completed a refinancing of its 2022 Senior Unsecured Credit Facility. Details of the refinancing are included in Note 4 – Debt of these Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As a result of this refinancing, the Company’s variable interest rate exposure increased. To manage this risk, the Company entered into several interest rate swap agreements. The first tranche, containing three swaps, hedges an aggregate $200 million of variable interest rate debt, each maturing December 29, 2023. The second tranche, containing three swaps, hedges an aggregate $270 million of variable interest rate debt, which will go into effect in November 2022, each maturing December 31, 2027. The third tranche, containing three swaps, hedges an aggregate C$250 million of variable interest rate debt, each maturing December 31, 2027. These agreements involved the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments was to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
In addition, the Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on certain intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD and NZD amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at September 30, 2022 and December 31, 2021.
There have been no significant changes to our policy or strategy from what was disclosed in our 2021 Form 10-K. Additionally, during the next twelve months, the Company estimates that an additional $2.5 million will be reclassified as an increase to “Loss on debt extinguishment, modification, and termination of derivative instruments”. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified as a decrease to gain/loss on foreign exchange (a component of “Other, net”) and an additional $5.2 million will be reclassified as a decrease to “Interest expense”.
The Company determines the fair value of these derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table illustrates the disclosure in tabular format of fair value amounts of derivative instruments at September 30, 2022 and December 31, 2021 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Designated derivatives
Foreign exchange contracts	$17,099	$2,015	$—	$—
Interest rate contracts	10,829	—	—	—
Total derivatives	$27,928	$2,015	$—	$—
The following table presents the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, including the impacts to Accumulated Other Comprehensive Income (AOCI) (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
Interest rate contracts	$10,829	$—	Interest expense	$—	$—
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(627)	(627)
Foreign exchange contracts	6,946	5,094	Other, net	9,932	5,477
Foreign exchange contracts	—	—	Interest expense	196	(3)
Total designated cash flow hedges	$17,775	$5,094		$9,501	$4,847
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of September 30, 2022, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Interest rate contracts	$10,829	$—	Interest expense	$—	$—
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(1,880)	(2,055)
Foreign exchange contracts	15,084	10,116	Other, net	17,410	9,436
Foreign exchange contracts	—	—	Interest expense	399	(142)
Total designated cash flow hedges	$25,913	$10,116		$15,929	$7,239
(1) In conjunction with the termination of the interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the nine months ended September 30, 2022, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
As of September 30, 2022, there was no impact from netting arrangements and the Company did not have any outstanding derivatives in a net liability position. Refer to Note 10 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and nine months ended September 30, 2022 and 2021, respectively.

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
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The fair value of interest rate swap and cross currency swap agreements, which are designated as cash flow hedges, and foreign currency forward contracts designated as net investment hedges, is based on inputs other than quoted market prices that are observable (Level 2). The fair value of foreign currency forward contracts is based on adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets (Level 2). Additionally, the fair value of derivatives includes a credit valuation adjustment to appropriately incorporate nonperformance risk for the Company and the respective counterparty. Although the credit valuation adjustments associated with derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties, the significance of the impact on the overall valuation of our derivative positions is insignificant. The Company’s cash equivalent money market funds and restricted cash assets are valued at quoted market prices in active markets for identical assets (Level 1), which the Company receives from the financial institutions that hold such investments on its behalf. The fair value hierarchy discussed above is also applicable to the Company’s pension and other post-retirement plans. The Company uses the fair value hierarchy to measure the fair value of assets held by various plans. The Company recognizes transfers between levels within the hierarchy as of the beginning of the reporting period. There were no transfers between levels within the hierarchy as of September 30, 2022 and 2021, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The Company’s assets and liabilities measured or disclosed at fair value are as follows

			Fair Value
	Fair Value Hierarchy		September 30, 2022	December 31, 2021
			(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap assets	Level 2		$10,829	$—
Cross currency swap assets	Level 2	10,829	$17,099	$2,015
Disclosed at fair value:
Total Mortgage notes, senior unsecured notes and term loans	Level 3		$2,705,416	$2,939,237
7. Stock-Based Compensation
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
The Company implemented an Employee Stock Purchase Plan (ESPP) which became effective on December 8, 2020. Refer to our 2021 Annual Report on Form 10-K for details of our ESPP. The share-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. The ESPP did not have a material impact on share-based compensation expense during each of the nine months ended September 30, 2022 and 2021.
Aggregate share-based compensation charges were $6.7 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively, and $22.1 million and $14.8 million during the nine months ended September 30, 2022 and 2021, respectively. Routine share-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of September 30, 2022, there was $29.2 million of unrecognized share-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 1.8 years. As of September 30, 2022 and December 31, 2021, the Company accrued $1.3 million and $1.5 million, respectively, of dividend equivalents on unvested units payable to associates and directors.

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
The following table summarizes restricted stock unit grants under the 2017 Plan during the nine months ended September 30, 2022 and 2021, respectively:

Nine Months Ended September 30,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2022	Directors	4,810	1 year	$125
2022	Associates	529,883	1-3 years	$14,317
2021	Directors	6,616	1 year	$250
2021	Associates	321,150	1-3 years	$10,792
Restricted stock units granted for the nine months ended September 30, 2022 consisted of: (i) 4,810 were time-based restricted stock units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 398,707 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 131,176 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on our total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2022 and will end December 31, 2024.
Restricted stock units granted for the nine months ended September 30, 2021 consisted of (i) 6,616 were time-based restricted stock units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 212,369 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates and (iii) 108,781 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates. The vesting of such market performance-based awards will be determined based on our total shareholder return (TSR) relative to the MSCI US REIT Index (RMZ), computed for the performance period that began January 1, 2021 and will end December 31, 2023.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides a summary of restricted stock awards activity during the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2021	1,071,959	$35.1	374,048	$12.3
Granted	403,517		131,176
Market-performance adjustment(3)	—		(18,253)
Vested	(217,873)		(194,111)
Forfeited	(134,681)		(24,596)
Non-vested as of September 30, 2022	1,122,922	$27.6	268,264	$6.6
Shares vested, but not released(1)	46,890	$1.2	—	$—
Total outstanding restricted stock units	1,169,812	$28.8	268,264	$6.6
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
The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2022 was $27.01 per unit, for vested and converted restricted stock units was $33.42, for forfeited restricted stock units was $29.66. The weighted average grant date fair value of non-vested restricted stock units was $29.24 and $31.40 per unit as of September 30, 2022 and December 31, 2021, respectively.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table summarizes OP unit grants during the nine months ended September 30, 2022 and September 30, 2021:

Nine Months Ended September 30,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2022	Directors	35,593	1 year	$925
2022	Associates	342,980	1-3 years	$9,087
2021	Directors	17,863	1 year	$675
2021	Associates	258,479	1-3 years	$8,434
OP units granted for the year ended September 30, 2022 consisted of: (i) 35,593 time-based OP units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 98,994 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March and (iii) 243,986 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March.
OP units granted for the year ended September 30, 2021 consisted of: (i) 17,863 were time-based OP units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 60,472 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates and (iii) 198,007 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates.
The following table provides a summary of the OP unit awards activity during the nine months ended September 30, 2022:

Nine Months Ended September 30, 2022
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2021	140,222	$4.6	288,165	$9.4
Granted	134,587		243,986
Vested	(94,114)		—
Forfeited	(7,635)		(53,977)
Non-vested as of September 30, 2022	173,060	$4.3	478,174	$11.8
Shares vested, but not released	166,838	$4.8	—	$—
Total outstanding OP units	339,898	$9.1	478,174	$11.8
The weighted average grant date fair value of OP units granted for the nine months ended September 30, 2022 was $26.45 per unit, for vested OP units was $32.31 and forfeited OP units was $29.82. The weighted average grant date fair value of non-vested OP units was $29.34 and $31.30 per unit as of September 30, 2022 and December 31, 2021, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of option activity for the nine months ended September 30, 2022:

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2021	206,298	$9.81	2.9
Granted	—	$—
Exercised	(45,800)	$9.81
Forfeited or expired	—	$—
Outstanding as of September 30, 2022	160,498	$9.81	2.7

Exercisable as of September 30, 2022	160,498	$9.81	2.7
The total grant date fair value of stock option awards that vested during the nine months ended September 30, 2021 was approximately $0.6 million. All outstanding stock options have vested as of December 31, 2021. The total intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was $0.7 million and $5.6 million, respectively.
8. Income Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2022 vary from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three months ended September 30, 2022, the effective tax rates were impacted by the loss generated by our foreign operations. During the nine months ended September 30, 2022, the effective tax rates were impacted by the loss generated by our U.S. and foreign operations, paired with a deferred tax benefit of $6.5 million in connection with the deconsolidation of our Chilean operations upon contribution to the LATAM JV.
9. Commitments and Contingencies
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
The Company denies the allegations of the PFS Action and believes the plaintiffs’ claims are without merit and intends to vigorously defend itself against the allegations. Given the status of the proceedings to date, a liability cannot be reasonably estimated. The Company believes the ultimate outcome of this matter will not have a material adverse impact on its condensed consolidated financial statements.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded contingent liabilities as of September 30, 2022. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of September 30, 2022 and December 31, 2021.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
10. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on cash flow hedge derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension and other postretirement benefits:
Gain arising during the period	$61	$382	$4	$1,144
Amortization of prior service cost (1)	5	7	16	22
Total pension and other postretirement benefits, net of tax	$66	$389	$20	$1,166

Foreign currency translation adjustments:
Cumulative translation adjustment	$(91,178)	$(9,485)	$(187,853)	$(13,141)
Derecognition of cumulative foreign currency translation upon deconsolidation of entity contributed to a joint venture	—	—	4,970	—
Derivative net investment hedges	66,140	—	145,163	—
Total foreign currency translation loss	$(25,038)	$(9,485)	$(37,720)	$(13,141)

Designated derivatives:
Cash flow hedge derivatives	$17,775	$5,094	$25,913	$10,116
Net amount reclassified from AOCI to net loss	(9,501)	(4,847)	(15,929)	(7,239)
Total unrealized gains on derivative contracts	$8,274	$247	$9,984	$2,877
Total change in other comprehensive loss	$(16,698)	$(8,849)	$(27,716)	$(9,098)
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.

11. Segment Information
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
The following table presents segment revenues and contributions with a reconciliation to loss before income tax for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment revenues:
Warehouse	$598,977	$542,047	$1,704,281	$1,531,232
Third-party managed	82,436	87,782	251,782	233,027
Transportation	76,367	78,979	237,168	234,051
Total revenues	757,780	708,808	2,193,231	1,998,310

Segment contribution:
Warehouse	166,662	144,992	463,905	435,552
Third-party managed	3,660	4,551	10,882	10,626
Transportation	10,836	6,251	32,950	22,204
Total segment contribution	181,158	155,794	507,737	468,382

Reconciling items:
Depreciation and amortization	(83,669)	(70,569)	(248,979)	(232,239)
Selling, general and administrative	(57,119)	(45,545)	(170,994)	(133,072)
Acquisition, litigation and other, net	(4,874)	(6,338)	(20,612)	(31,011)
Impairment of indefinite and long-lived assets	(6,616)	(1,784)	(6,616)	(3,312)
Loss from sale of real estate	(5,710)	—	(5,710)	—
Interest expense	(30,402)	(25,303)	(82,720)	(77,838)
Loss on debt extinguishment, modifications and termination of derivative instruments	(1,040)	(627)	(2,284)	(5,051)
Other, net	(2,593)	(57)	(1,197)	1,021
Loss from investments in partially owned entities	(1,440)	(489)	(7,199)	(1,250)
(Loss) income before income taxes	$(12,305)	$5,082	$(38,574)	$(14,370)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets.

	September 30, 2022	December 31, 2021
	(In thousands)
Assets:
Warehouse	$7,624,652	$7,821,426
Managed	46,424	48,497
Transportation	201,288	218,252
Total segments assets	7,872,364	8,088,175

Reconciling items:
Corporate assets	59,410	90,564
Investments in partially owned entities	70,130	37,458
Total reconciling items	129,540	128,022
Total assets	$8,001,904	$8,216,197
12. Loss (Income) per Common Share
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – basic	269,586	261,865	269,467	256,129
Dilutive effect of share-based awards	—	685	—	—
Weighted average common shares outstanding – diluted	269,586	262,550	269,467	256,129

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
For the three months ended September 30, 2022 and nine months ended September 30, 2022 and 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for both periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to share-based awards or equity forward contracts.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock options	161	—	175	324
Restricted stock units	1,451	7	1,667	942
OP units	824	—	754	454
Equity forward contracts	—	1,436	—	3,902
	2,436	1,443	2,596	5,622
13. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2022 and 2021 by segment and geographic region:

	Three Months Ended September 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$211,708	$20,237	$15,218	$1,984	$249,147
Warehouse services(1)	274,266	28,302	34,925	1,236	338,729
Third-party managed	77,083	—	5,353	—	82,436
Transportation	39,456	28,023	8,376	512	76,367
Total revenues (2)	602,513	76,562	63,872	3,732	746,679
Lease revenue (3)	9,798	1,303	—	—	11,101
Total revenues from contracts with all customers	$612,311	$77,865	$63,872	$3,732	$757,780

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended September 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$177,734	$19,644	$16,502	$3,174	$217,054
Warehouse services(1)	241,581	29,291	44,302	1,639	316,813
Third-party managed	82,490	—	5,292	—	87,782
Transportation	38,512	34,548	5,512	407	78,979
Total revenues (2)	540,317	83,483	71,608	5,220	700,628
Lease revenue (3)	8,180	—	—	—	8,180
Total revenues from contracts with all customers	$548,497	$83,483	$71,608	$5,220	$708,808
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $3.7 million and $4.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

	Nine Months Ended September 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$585,774	$56,662	$49,783	$7,456	$699,675
Warehouse services	768,264	90,924	108,266	4,471	971,925
Third-party managed	236,153	—	15,629	—	251,782
Transportation	116,690	96,167	22,798	1,513	237,168
Total revenues (1)	1,706,881	243,753	196,476	13,440	2,160,550
Lease revenue (2)	28,506	4,175	—	—	32,681
Total revenues from contracts with all customers	$1,735,387	$247,928	$196,476	$13,440	$2,193,231

	Nine Months Ended September 30, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$509,019	$56,518	$46,756	$8,501	$620,794
Warehouse services	673,048	82,552	128,032	4,813	888,445
Third-party managed	217,192	—	15,835	—	233,027
Transportation	117,865	98,998	15,982	1,206	234,051
Total revenues (1)	1,517,124	238,068	206,605	14,520	1,976,317
Lease revenue (2)	21,993	—	—	—	21,993
Total revenues from contracts with all customers	$1,539,117	$238,068	$206,605	$14,520	$1,998,310
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled $11.1 million and $10.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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
Performance Obligations
Substantially all our revenue for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts is recognized over time as the customer benefits throughout the period until the contractual term expires. Typically, revenue is recognized over time using an output measure (e.g. passage of time) to measure progress. Revenue recognized at a point in time upon delivery when the customer typically obtains control, include most accessorial services, transportation services and reimbursed costs.
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
As of September 30, 2022, the Company had $676.8 million of remaining unsatisfied performance obligations from contracts with customers subject to non-cancellable terms and have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 8% of these remaining performance obligations as revenue in 2022, and the remaining 92% to be recognized over a weighted average period of 14.5 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2022, were not materially impacted by any other factors.
Accounts receivable balances related to contracts with customers accounted for under ASC 606 were $433.1 million and $375.1 million as of September 30, 2022 and December 31, 2021, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Unearned revenue related to contracts with customers were $34.2 million and $26.1 million as of September 30, 2022 and December 31, 2021, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 has been recognized as of September 30, 2022, and represents revenue from the satisfaction of monthly storage and handling services with inventory that turns on average every 30 days.

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

MANAGEMENT’S OVERVIEW
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of September 30, 2022, we operated a global network of 249 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 202 warehouses in North America, 27 in Europe, 18 warehouses in Asia-Pacific, and two warehouses in South America. In addition, we hold three minority interests in South American joint ventures, one with SuperFrio, which owns or operates 38 temperature-controlled warehouses in Brazil, one with Comfrio, which owns or operates 28 temperature-controlled warehouses in Brazil, and one with the LATAM JV, which owns one temperature-controlled warehouse in Chile. The LATAM joint-venture was created during the second quarter of 2022 and intends to grow our presence in Latin America, excluding Brazil, through development and acquisition over time.
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

Key Factors Affecting Our Business and Financial Results
Market Conditions and COVID-19
During the three and nine months ended September 30, 2022 and the year ended December 31, 2021, our business and financial results were negatively impacted by COVID-19 related disruptions and other macro-economic conditions in (i) the food supply chain; (ii) our customers’ production and transportation of goods; (iii) the labor market impacting availability and cost; (iv) the impact of inflation on the cost to provide our services; (v) and the impact of changes in foreign currency exchange rates. Despite the current headwinds, we expect that end-consumer demand for food will remain consistent with historic levels over the long-term. However, current end-consumer demand coupled with food production and transportation challenges throughout the pandemic has driven down holdings in our facilities. As a result, occupancy and throughput volume continue at lower than historical levels experienced prior to COVID-19. We expect this to continue until our customers are able to ramp production back up to pre-pandemic levels for an extended period of time and rebuild inventory in the supply chain.
The unprecedented labor environment continues to be challenging for many companies, including our food manufacturing customers. Labor availability continues to be the primary constraint on food production, along with the continuing spread of COVID-19 and related variants, which also impacts the labor market.
Our business has also been impacted due to inflation during the second half of 2021 and during the three and nine months ended September 30, 2022. We believe we are positioned to address continued inflationary pressure as it arises; however, many of our contracts require that we experience sustained cost increases for an extended period of time ranging up to 60 days before we are able to initiate rate increases or seek remedies under our contracts. As a result of the significant impact of inflation on the cost of providing our storage, services and transportation to customers, during the second half of 2021 we initiated out-of-cycle rate increases in our customer contracts (many of which contain provisions for inflationary price escalators), and expect to continue to monitor further inflation and implement pricing increases as required. We can give no assurance that we will be able to offset the entire impact of inflation or future inflationary cost increases through increased storage or service charges or by operational efficiencies.
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
Acquisitions and Joint Ventures
On July 1, 2022, the Company completed the acquisition of De Bruyn Cold Storage which operates a single facility located in Tasmania, Australia for total consideration of A$23.5 million, or $16.0 million. The acquisition was funded using cash drawn on our Senior Unsecured Revolving Credit Facility. Since the date of acquisition, we have reported the results of this facility within our warehouse segment.

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
Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements and Note 3 of our 2021 Annual Report on Form 10-K for further information regarding acquisitions completed prior to 2022.
Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenue and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. The timing of Easter fluctuates between the first and second quarter of the year, however, on average the first and second quarter revenue and NOI are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. The external temperature reaches annual peaks for a majority of our portfolio during the third quarter of the year resulting in increase power expense that negatively impacts NOI, and moderates during the fourth quarter. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues. In light of the ongoing COVID-19 pandemic, we have seen variability in physical occupancy levels as compared to the typical seasonal trends.
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

	Foreign exchange rates as of September 30, 2022	Average foreign exchange rates used to translate actual operating results for the three months ended September 30, 2022	Average foreign exchange rates used to translate actual operating results for the nine months ended September 30, 2022	Foreign exchange rates as of September 30, 2021	Prior period average foreign exchange rate used to adjust actual operating results for the three months ended September 30, 2022(1)	Prior period average foreign exchange rate used to adjust actual operating results for the nine months ended September 30, 2022(1)
Argentinian peso	0.007	0.007	0.008	0.010	0.010	0.011
Australian dollar	0.640	0.683	0.707	0.723	0.735	0.759
Brazilian real	0.185	0.191	0.195	0.184	0.191	0.188
British Pound	1.117	1.177	1.259	1.347	1.378	1.385
Canadian dollar	0.723	0.766	0.780	0.789	0.794	0.799
Chilean Peso	0.001	0.001	0.001	0.001	0.001	0.001
Euro	0.980	1.007	1.065	1.158	1.179	1.196
New Zealand dollar	0.560	0.613	0.647	0.690	0.701	0.712
Poland Zloty	0.202	0.213	0.228	0.251	0.258	0.263
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
Historically Significant Customer
For the three and nine months ended September 30, 2022 and 2021, one customer accounted for more than 10% of our total revenues. For the three months ended September 30, 2022 and 2021, revenues attributable to this customer were $73.6 million and $79.8 million, respectively. For the nine months ended September 30, 2022 and 2021, revenues attributable to this customer were $226.9 million and $209.8 million, respectively. The substantial majority of this customer’s business relates to our third-party managed segment. The Company and this customer are currently transitioning the management of this customer’s warehouses to a new third-party provider, and our operations are expected to cease during the fourth quarter of 2022. The annual NOI generated from this business was approximately $8.0 million. We are reimbursed for substantially all expenses we incur in managing warehouses on behalf of third-party owners. We recognize these reimbursements as revenues under applicable accounting guidance, but these reimbursements generally do not affect our financial results because they are offset by the corresponding expenses that we recognize in our third-party managed segment cost of operations. Of the revenues received from this customer, $71.2 million and $74.9 million represented reimbursements for certain expenses we incurred during the three months ended September 30, 2022 and 2021, respectively, and $218.9 million and $199.6 million for the nine months ended September 30, 2022 and 2021, respectively, were offset by matching expenses included in our third party managed cost of operations.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year, of the prior calendar year and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended September 30, 2022 includes all properties that we owned at January 3, which had both been owned and had reached “normalized operations” by January 3, 2022.
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
The following table shows the number of same-store warehouses in our portfolio as of September 30, 2022. The number of warehouses owned or operated in as of September 30, 2022 and excluded as same-store warehouses for the period ended September 30, 2022 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	249
Same Store Warehouses	212
Non-Same Store Warehouses (1)	28
Third-Party Managed Warehouses	9
(1) During the third quarter of 2022, we purchased a facility that was previously leased in New Zealand, which is now included in the non-same store population as a result. Additionally, we completed the acquisition of De Bruyn Cold Storage consisting of one facility which is now included in the non-same store population as a result. Finally, we exited one leased facility which came into our network with the Lago acquisition, and was previously included in the non-same store population.
As of September 30, 2022, our portfolio consisted of 249 total warehouses, including 240 within the warehouse segment and nine in the third-party managed segment. In addition, we hold minority interests in three Brazilian-based joint ventures, Superfrio, which owns or operates 38 temperature-controlled warehouses, and Comfrio, which owns or operates 28 temperature-controlled warehouses. Finally, we hold a minority interest in a recently created LATAM joint venture, which owns one temperature-controlled warehouse, which we contributed to the joint venture during the second quarter of 2022.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2022 and 2021
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$260,249	$266,362	$225,234	15.5%	18.3%
Warehouse services	338,728	347,209	316,813	6.9%	9.6%
Total warehouse segment revenues	598,977	613,571	542,047	10.5%	13.2%

Power	48,593	50,736	38,931	24.8%	30.3%
Other facilities costs (2)	58,792	60,129	53,050	10.8%	13.3%
Labor	256,811	262,683	245,516	4.6%	7.0%
Other services costs (3)	68,119	70,186	59,558	14.4%	17.8%
Total warehouse segment cost of operations	$432,315	$443,734	$397,055	8.9%	11.8%

Warehouse segment contribution (NOI)	166,662	169,837	144,992	14.9%	17.1%
Warehouse rent and storage contribution (NOI) (4)	152,864	155,497	133,253	14.7%	16.7%
Warehouse services contribution (NOI) (5)	13,798	14,340	11,739	17.5%	22.2%

Total warehouse segment margin	27.8%	27.7%	26.7%	108 bps	93 bps
Rent and storage margin(6)	58.7%	58.4%	59.2%	-42 bps	-78 bps
Warehouse services margin(7)	4.1%	4.1%	3.7%	37 bps	42 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $10.5 million and $11.2 million, on an actual basis, for the third quarter of 2022 and 2021, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.6 million and $2.9 million, on an actual basis, for the third quarter of 2022 and 2021, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $599.0 million for the three months ended September 30, 2022, an increase of $56.9 million, or 10.5%, compared to $542.0 million for the three months ended September 30, 2021. On a constant currency basis, our warehouse segment revenues were $613.6 million for the three months ended September 30, 2022, an increase of $71.5 million, or 13.2%, from the three months ended September 30, 2021. This growth was driven by $47.4 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a slight decline in throughput. Approximately $16.5 million of the increase, on a constant currency basis, was driven by acquisitions completed between August 2021 and September 2022, including the growth experienced period-over-period during overlapping periods of ownership. We acquired two facilities on August 2, 2021 as a result of the ColdCo acquisition, one facility on September 1, 2021 as a result of the Newark Facility Management acquisition and three facilities on November 15, 2021 as a result of the Lago Cold Stores acquisition (including one leased facility that was exited upon expiration during the first quarter of 2022 and one leased facility that was exited upon expiration during the third quarter of 2022). Additionally, we acquired one facility on July 1, 2022 as a result of the De Bruyn Cold Storage acquisition and therefore we did not have ownership of these facilities for the entirety of the prior comparable period. Approximately $7.6 million of the increase, on a constant currency basis, was related to growth in our our recently completed expansion and developments in our non-same store pool. The foreign currency translation of revenues earned by our foreign operations had a $14.6 million unfavorable impact during the three months ended September 30, 2022, which was mainly driven by the strengthening of the U.S. dollar against our foreign subsidiaries’ currencies.
Warehouse segment cost of operations was $432.3 million for the three months ended September 30, 2022, an increase of $35.3 million, or 8.9%, compared to the three months ended September 30, 2021. On a constant currency basis, our warehouse segment cost of operations was $443.7 million for the three months ended September 30, 2022, an increase of $46.7 million, or 11.8%, from the three months ended September 30, 2021. The cost of operations for our same store pool increased $27.3 million on a constant currency basis, across most of our cost categories, reflective of inflationary pressure. Approximately $11.7 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. Approximately $7.7 million of the increase was related to growth in our recently completed expansions and developments in our non-same store pool, including incremental start-up costs of $4.3 million during the third quarter of 2022, which have not yet stabilized. These increases are offset by the foreign currency translation of expenses incurred by our foreign operations which had an $11.4 million favorable impact during the three months ended September 30, 2022.
For the three months ended September 30, 2022, warehouse segment contribution (NOI), increased $21.7 million, or 14.9%, to $166.7 million for the third quarter of 2022 compared to $145.0 million for the third quarter of 2021. On a constant currency basis, warehouse segment NOI increased 17.1% from the three months ended September 30, 2021. The NOI for our same store pool increased $20.1 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. Approximately $4.9 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, as well as the growth and modest synergies experienced period-over-period during overlapping periods of ownership for sites acquired during 2021. Warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they continue to ramp up prior to stabilization. The foreign currency translation of our results of operations had a $3.2 million unfavorable impact to warehouse segment NOI period-over-period due to the strengthening of the U.S. dollar.
Same Store and Non-Same Store Analysis
We had 212 same stores for the three months ended September 30, 2022. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Bowman Stores, ColdCo, De Bruyn Cold Storage, KMT Brrr!, Lago Cold Stores, Liberty, Newark, one recently leased warehouse in Australia, a recently constructed facility in Denver purchased in November 2021, a leased facility purchased during the second quarter of 2022, a leased facility purchased during the third quarter of 2022, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of same store sites	212		212	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$225,588	$230,422	$201,574	11.9%	14.3%
Warehouse services	304,091	311,587	293,052	3.8%	6.3%
Total same store revenues	529,679	542,009	494,626	7.1%	9.6%
Same store cost of operations:
Power	41,381	42,990	34,366	20.4%	25.1%
Other facilities costs	50,648	51,706	46,795	8.2%	10.5%
Labor	223,261	228,411	222,125	0.5%	2.8%
Other services costs	57,878	59,743	52,274	10.7%	14.3%
Total same store cost of operations	$373,168	$382,850	$355,560	5.0%	7.7%

Same store contribution (NOI)	$156,511	$159,159	$139,066	12.5%	14.4%
Same store rent and storage contribution (NOI)(2)	$133,559	$135,726	$120,413	10.9%	12.7%
Same store services contribution (NOI)(3)	$22,952	$23,433	$18,653	23.0%	25.6%

Total same store margin	29.5%	29.4%	28.1%	143 bps	125 bps
Same store rent and storage margin(4)	59.2%	58.9%	59.7%	-53 bps	-83 bps
Same store services margin(5)	7.5%	7.5%	6.4%	118 bps	116 bps

	Three Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of non-same store sites(6)	28		27	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$34,661	$35,940	$23,660	n/r	n/r
Warehouse services	34,637	35,622	23,761	n/r	n/r
Total non-same store revenues	69,298	71,562	47,421	n/r	n/r
Non-same store cost of operations:
Power	7,212	7,746	4,565	n/r	n/r
Other facilities costs	8,144	8,423	6,255	n/r	n/r
Labor	33,550	34,272	23,391	n/r	n/r
Other services costs	10,241	10,443	7,284	n/r	n/r
Total non-same store cost of operations	$59,147	$60,884	$41,495	n/r	n/r

Non-same store contribution (NOI)	$10,151	$10,678	$5,926	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$19,305	$19,771	$12,840	n/r	n/r
Non-same store services contribution (NOI)(3)	$(9,154)	$(9,093)	$(6,914)	n/r	n/r

Total non-same store margin	14.6%	14.9%	12.5%	n/r	n/r
Non-same store rent and storage margin(4)	55.7%	55.0%	54.3%	n/r	n/r
Non-same store services margin(5)	(26.4)%	(25.5)%	(29.1)%	n/r	n/r

	Three Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Total warehouse segment revenues	$598,977	$613,571	$542,047	10.5%	13.2%
Total warehouse cost of operations	$432,315	$443,734	$397,055	8.9%	11.8%
Total warehouse segment contribution	$166,662	$169,837	$144,992	14.9%	17.1%
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
(6)Non-same store warehouse count of 28 includes one facility acquired through the De Bruyn Cold Storage acquisition on July 1, 2022, one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. During the third quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we purchased a previously leased facility in New Zealand. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
Units in thousands except per pallet and site number data - unaudited	2022	2021
Number of same store sites	212	212	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	3,910	3,699	5.7%
Economic occupancy percentage	80.7%	76.3%	437 bps
Same store rent and storage revenues per economic occupied pallet	$57.69	$54.50	5.9%
Constant currency same store rent and storage revenues per economic occupied pallet	$58.93	$54.50	8.1%

Physical occupancy(2)
Average physical occupied pallets	3,644	3,375	8.0%
Average physical pallet positions	4,847	4,848	0.0%
Physical occupancy percentage	75.2%	69.6%	555 bps
Same store rent and storage revenues per physical occupied pallet	$61.91	$59.72	3.7%
Constant currency same store rent and storage revenues per physical occupied pallet	$63.24	$59.72	5.9%

Same store warehouse services:
Throughput pallets (in thousands)	9,146	9,263	(1.3)%
Same store warehouse services revenues per throughput pallet	$33.25	$31.64	5.1%
Constant currency same store warehouse services revenues per throughput pallet	$34.07	$31.64	7.7%

Number of non-same store sites(3)	28	27	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	447	362	n/r
Economic occupancy percentage	75.3%	71.9%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$77.60	$65.30	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$80.46	$65.30	n/r

Physical occupancy(2)
Average physical occupied pallets	399	334	n/r
Average physical pallet positions	593	504	n/r
Physical occupancy percentage	67.3%	66.3%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$86.85	$70.88	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$90.06	$70.88	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	1,063	879	n/r
Non-same store warehouse services revenues per throughput pallet	$32.58	$27.03	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$33.51	$27.03	n/r

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
(3)Non-same store warehouse count of 28 includes one facility acquired through the De Bruyn Cold Storage acquisition on July 1, 2022, one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. During the third quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we purchased a previously leased facility in New Zealand. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
Economic occupancy at our same stores was 80.7% for the three months ended September 30, 2022, an increase of 437 basis points compared to 76.3% for the quarter ended September 30, 2021. Economic occupancy growth as compared to the prior year was due to our customers increase in food production levels, which is benefiting from the improved labor market. Same store rent and storage revenues per economic occupied pallet increased 5.9% period-over-period, primarily driven by our pricing initiative, contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 8.1% period-over-period. Our economic occupancy at our same stores for the three months ended September 30, 2022 was 549 basis points higher than our corresponding average physical occupancy of 75.2%.
Throughput pallets at our same stores were 9.1 million pallets for the three months ended September 30, 2022, a decrease of 1.3% from 9.3 million pallets for the three months ended September 30, 2021. This decrease was the result of a slight change in business mix. Same store warehouse services revenue per throughput pallet increased 5.1% compared to the prior year primarily as a result of our pricing initiative and contractual rate escalations, offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 7.7% compared to the prior year.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of managed sites	9		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$82,436	$82,870	$87,782	(6.1)%	(5.6)%
Third-party managed cost of operations	78,776	79,133	83,231	(5.4)%	(4.9)%
Third-party managed segment contribution	$3,660	$3,737	$4,551	(19.6)%	(17.9)%

Third-party managed margin	4.4%	4.5%	5.2%	-74 bps	-67 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues were $82.4 million for the three months ended September 30, 2022, a decrease of $5.3 million, or 6.1%, compared to $87.8 million for the three months ended September 30, 2021. On a constant currency basis, third-party managed revenues were $82.9 million for the three months ended September 30, 2022, a decrease of $4.9 million, or 5.6%, from the three months ended September 30, 2021. This decrease was due to lower business volumes in our domestic managed operations and a reduction in certain costs that are a direct pass-through to the customer, discussed below.
Third-party managed cost of operations was $78.8 million for the three months ended September 30, 2022, a decrease of $4.5 million, or 5.4%, compared to $83.2 million for the three months ended September 30, 2021. Third-party managed cost of operations decreased as a result of the lower business volume in our domestic managed operations and lower costs including health care and travel expenses.
Third-party managed segment contribution (NOI) was $3.7 million for the three months ended September 30, 2022, a decrease of $0.9 million, or 19.6%, compared to $4.6 million for the three months ended September 30, 2021.

Transportation Segment The following table presents the operating results of our transportation segment for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$76,367	$82,174	$78,979	(3.3)%	4.0%
Transportation cost of operations	65,532	71,486	72,728	(9.9)%	(1.7)%
Transportation segment contribution (NOI)	$10,835	$10,688	$6,251	73.3%	71.0%

Transportation margin	14.2%	13.0%	7.9%	627 bps	509 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $76.4 million for the three months ended September 30, 2022, a decrease of $2.6 million, or 3.3%, compared to $79.0 million for the three months ended September 30, 2021. The decrease was primarily due to decrease in revenue from the rationalization of certain domestic market operations, lower volume in certain foreign market operations and the unfavorable impact of foreign currency translation, partially offset by higher rates in our consolidation business, acquisitions and expansions in Australia, and the higher revenue associated with brokered transportation costs, inflation in wage and fuel rates and capacity surcharges due to challenges with driver availability.
Transportation cost of operations was $65.5 million for the three months ended September 30, 2022, a decrease of $7.2 million, or 9.9%, compared to $72.7 million for the three months ended September 30, 2021. The decrease was due to the exit of certain domestic market operations, lower volume in certain foreign market operations and the favorable impact of foreign currency translation, partially offset by capacity constraints driving spot market higher than contract rate, which has caused an increase in carrier fees, higher wages and fuel costs impacted by inflation and the acquisitions mentioned above.
Transportation segment contribution (NOI) was $10.8 million for the three months ended September 30, 2022, an increase of 73.3% compared to the three months ended September 30, 2021. Transportation segment margin increased 627 basis points from the three months ended September 30, 2021, to 14.2%. The increase in margin was primarily due to the rate increases implemented during 2022, paired with the exit of certain less profitable market operations.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $83.7 million for the three months ended September 30, 2022, an increase of $13.1 million, or 18.6%, compared to $70.6 million for the three months ended September 30, 2021. This increase was primarily due to the impact of purchase accounting adjustments made during 2021 which did not recur in 2022, paired with the impact of our recently completed expansion and developments and partially offset by the favorable impact of foreign currency translation.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $57.1 million for the three months ended September 30, 2022, an increase of $11.6 million, or 25.4%, compared to $45.5 million for the three months ended September 30, 2021. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by the resumption of performance-based compensation expense in connection with the short-term incentive plan, higher third-party legal and professional fees due to timing of services performed, higher travel costs and higher share-based compensation expense in connection with the November 2021 retention grant.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $4.9 million for the three months ended September 30, 2022, a decrease of $1.5 million compared to the three months ended September 30, 2021. During the three months ended September 30, 2022, we incurred $5.8 million of acquisition and integration related costs, and $1.6 million of severance primarily due to the realignment of certain international operations. These costs were partially offset by a benefit of $2.2 million related to a favorable litigation settlement and $0.3 million related to a leased facility which we acquired, and no longer required the accrual as a result. Refer to Note 3 of the condensed consolidated financial statements for details. During the three months ended September 30, 2021, we incurred $6.3 million of acquisition related expenses primarily comprised of professional fees and integration related costs in connection with completed and potential acquisitions.
Impairment of indefinite and long-lived assets. For the three months ended September 30, 2022, the Company recorded impairment charges totaling $6.6 million. This included a ‘Goodwill’ impairment charge of $3.2 million as we are strategically shifting our focus to our core warehouse portfolio, and terminating and winding down business with one of the largest customers in the Third-party managed segment. It also included an impairment charge of ‘Assets under construction’ of $2.2 million associated with a development project which management determined it would no longer pursue and $1.2 million in Warehouse segment assets which we reduced the carrying value of in anticipation of the exit of certain leased facilities. During the three months ended September 30, 2021, the Company recorded impairment charges totaling $1.8 million, related to the write-off of certain software costs for programs which would no longer be used and costs incurred for development projects which management determined it would not continue to pursue.
Loss from sale of real estate. For the three months ended September 30, 2022, we recorded a $5.7 million loss from the sale of real estate related to a facility where a customer exercised its option to purchase the facility and we recorded a loss for the excess book value.
Other Expense and Income
The following table presents other items of expense and income for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Change
	2022	2021	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(30,402)	$(25,303)	20.2%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(1,040)	$(627)	65.9%
Other, net	$(2,593)	$(57)	n/r
Loss from investments in partially owned entities	$(1,440)	$(489)	194.5%

n/r=not relevant
Interest expense. Interest expense was $30.4 million for the three months ended September 30, 2022, an increase of $5.1 million, or 20.2%, compared to $25.3 million for the three months ended September 30, 2021. Our effective interest rate of our outstanding debt increased from 3.09% in the third quarter of 2021 to 3.95% in the third quarter of 2022, primarily due to the rising interest rates associated with our Senior Unsecured Credit Facility. In August 2022 we completed a refinancing of our Senior Unsecured Credit Facility and entered into interest rate swaps to fix the interest rate on a substantial portion of the term loans associated facility. Our revolving credit facility borrowings and $175.0 million of the U.S. dollar term loan A-1 facility continue to incur interest under the applicable variable, floating rate. Refer to Note 4 and Note 5 of the Condensed Consolidated Financial Statements regarding the details of these transactions.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments was $1.0 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022 and 2021, we incurred $0.6 million related to the amortization of fees paid for the termination of interest rate swaps in each of the periods. These interest rate swaps were terminated in 2020 and will amortize through 2024. Additionally, for the three months ended September 30, 2022 we incurred $0.3 million due to the August 2022 refinancing of our Senior Unsecured Credit Facility.
Other, net. Other, net was $2.6 million for the three months ended September 30, 2022, an increase of $2.5 million, compared to $0.1 million for the three months ended September 30, 2021. This is primarily due to a $2.1 million increase in foreign currency exchange loss from unfavorable foreign currency exchange rates because of the relative strength of the US dollar against foreign currencies that we transact in and an increase of $1.4 million in loss on asset disposals compared to 2021. This is partially offset by a $0.5 million decrease in non-service pension costs and a $0.5 million increase in various tax incentives.

Loss from investments in partially owned entities. Loss from investments in partially owned entities was $1.4 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily driven by higher interest expense incurred by our joint ventures given rising interest rates.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2022 was $3.4 million, an increase of $3.2 million from an income tax benefit of $0.2 million for the three months ended September 30, 2021. The change in income tax benefit was primarily attributable to the losses generated by our foreign operations for the three months ended September 30, 2022.
Comparison of Results for the Nine Months Ended September 30, 2022 and 2021
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$732,357	$746,033	$642,787	13.9%	16.1%
Warehouse services	971,924	992,712	888,445	9.4%	11.7%
Total warehouse segment revenues	1,704,281	1,738,745	1,531,232	11.3%	13.6%

Power	117,698	121,542	97,315	20.9%	24.9%
Other facilities costs (2)	173,039	176,245	155,143	11.5%	13.6%
Labor	751,682	766,746	684,475	9.8%	12.0%
Other services costs (3)	197,957	202,808	158,747	24.7%	27.8%
Total warehouse segment cost of operations	$1,240,376	$1,267,341	$1,095,680	13.2%	15.7%

Warehouse segment contribution (NOI)	$463,905	$471,404	$435,552	6.5%	8.2%
Warehouse rent and storage contribution (NOI) (4)	$441,620	$448,246	$390,329	13.1%	14.8%
Warehouse services contribution (NOI) (5)	$22,285	$23,158	$45,223	(50.7)%	(48.8)%

Total warehouse segment margin	27.2%	27.1%	28.4%	-122 bps	-133 bps
Rent and storage margin(6)	60.3%	60.1%	60.7%	-42 bps	-64 bps
Warehouse services margin(7)	2.3%	2.3%	5.1%	-280 bps	-276 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $31.8 million and $30.7 million, on an actual basis, for the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $9.2 million and $8.7 million, on an actual basis, for the nine months ended September 30, 2022 and 2021, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1.70 billion for the nine months ended September 30, 2022 an increase of $173.0 million, or 11.3%, compared to $1.53 billion for the nine months ended September 30, 2021. On a constant currency basis, our warehouse segment revenues were $1.74 billion for the nine months ended

September 30, 2022, an increase of $207.5 million, or 13.6%, from the nine months ended September 30, 2021. This growth was driven by $112.7 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiative and rate escalations and an improvement in economic occupancy, partially offset by COVID-19 and the related labor challenges which continued to negatively impact food production during the first half of 2022 and slightly lower throughput. Approximately $76.9 million of the increase, on a constant currency basis, was driven by acquisitions completed during 2021 and 2022, including the growth experienced period-over-period during overlapping periods of ownership. We acquired four facilities on March 1, 2021 as a result of the Liberty acquisition (including one leased facility that was exited upon expiration during the fourth quarter of 2021), two facilities on May 5, 2021 as a result of the KMT Brrr! acquisition, one facility on May 28, 2021 as a result of the Bowman Stores acquisition, two facilities on August 2, 2021 as a result of the ColdCo acquisition, one facility on September 1, 2021 as a result of the Newark Facility Management acquisition, three facilities on November 15, 2021 as a result of the Lago Cold Stores acquisition (including one leased facility that was exited upon expiration during the first quarter of 2022 and another leased facility that was exited during the third quarter of 2022) and one facility on July 1, 2022 as a result of the De Bruyn Cold Storage acquisition, and therefore we did not have ownership of these facilities for the entirety of the prior comparable period. Revenue growth was also due to our recently completed expansion and developments in our non-same store pool, which increased approximately $17.9 million, on a constant currency basis. The foreign currency translation of revenues earned by our foreign operations had a $34.5 million unfavorable impact during the nine months ended September 30, 2022, which was mainly driven by the strengthening of the U.S. dollar over the local currencies in our foreign subsidiaries.
Warehouse segment cost of operations was $1.24 billion for the nine months ended September 30, 2022, an increase of $144.7 million, or 13.2%, compared to the nine months ended September 30, 2021. On a constant currency basis, our warehouse segment cost of operations was $1.27 billion for the three months ended September 30, 2022, an increase of $171.7 million, or 15.7%, from the nine months ended September 30, 2021. The cost of operations for our same store pool increased $93.8 million on a constant currency basis, across most of our cost categories, reflective of the labor inefficiencies and inflationary pressure. Labor was also impacted by employee absenteeism and associated disruption throughout the first quarter of 2022 due to the Omicron variant. Approximately $56.0 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment we acquired in connection with the aforementioned acquisitions. We also incurred higher costs of $21.8 million related to our recently completed and in progress expansion and development projects, inclusive of incremental start-up costs of $8.7 million during the first nine months of 2022, which have not yet stabilized. Additionally, the foreign currency translation of expenses incurred by our foreign operations had a net $27.0 million favorable impact during the nine months ended September 30, 2022.
For the nine months ended September 30, 2022, warehouse segment contribution (NOI), increased $28.4 million, or 6.5%, to $463.9 million for the nine months ended September 30, 2022, compared to $435.6 million for the nine months ended September 30, 2021. On a constant currency basis, warehouse segment NOI increased $35.9 million period-over-period. Approximately $20.9 million of the increase, on a constant currency basis, was driven by the additional facilities in the warehouse segment as a result of the aforementioned acquisitions, including the growth and synergies experienced period-over-period during overlapping periods of ownership. The NOI for our same store pool increased $18.9 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. This was the result of the various factors previously discussed, and notably the lag in timing of implementing our price initiative as compared to the inflationary pressure on our cost of operations. Additionally, warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they continue to ramp up prior to stabilization. The foreign currency translation of our results of operations had a $7.5 million unfavorable impact to the warehouse segment contribution period-over-period.

Same Store and Non-Same Store Analysis
We had 212 same stores for the nine months ended September 30, 2022. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to the acquisitions of Bowman Stores, ColdCo, De Bruyn Cold Storage, KMT Brrr!, Lago Cold Stores, Liberty, Newark, one recently leased warehouse in Australia, a recently constructed facility in Denver purchased in November 2021, a leased facility which we purchased during the second quarter of 2022, as well as certain expansion and development projects not yet stabilized are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of same store sites	212		212	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$638,320	$649,070	$587,474	8.7%	10.5%
Warehouse services	868,332	886,843	835,748	3.9%	6.1%
Total same store revenues	1,506,652	1,535,913	1,423,222	5.9%	7.9%
Same store cost of operations:
Power	100,338	103,286	87,782	14.3%	17.7%
Other facilities costs	148,538	151,006	138,956	6.9%	8.7%
Labor	653,985	667,375	628,575	4.0%	6.2%
Other services costs	165,673	169,926	142,438	16.3%	19.3%
Total same store cost of operations	$1,068,534	$1,091,593	$997,751	7.1%	9.4%

Same store contribution (NOI)	$438,118	$444,320	$425,471	3.0%	4.4%
Same store rent and storage contribution (NOI)(2)	$389,444	$394,778	$360,736	8.0%	9.4%
Same store services contribution (NOI)(3)	$48,674	$49,542	$64,735	(24.8)%	(23.5)%

Total same store margin	29.1%	28.9%	29.9%	-82 bps	-97 bps
Same store rent and storage margin(4)	61.0%	60.8%	61.4%	-39 bps	-58 bps
Same store services margin(5)	5.6%	5.6%	7.7%	-214 bps	-216 bps

	Nine Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of non-same store sites	28		27	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$94,036	$96,963	$55,313	n/r	n/r
Warehouse services	103,593	105,868	52,697	n/r	n/r
Total non-same store revenues	197,629	202,831	108,010	n/r	n/r
Non-same store cost of operations:
Power	17,361	18,256	9,533	n/r	n/r
Other facilities costs	24,502	25,239	16,187	n/r	n/r
Labor	97,697	99,371	55,899	n/r	n/r
Other services costs	32,282	32,882	16,310	n/r	n/r
Total non-same store cost of operations	$171,842	$175,748	$97,929	n/r	n/r

Non-same store contribution (NOI)	$25,787	$27,083	$10,081	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$52,173	$53,468	$29,593	n/r	n/r
Non-same store services contribution (NOI)(3)	$(26,386)	$(26,385)	$(19,512)	n/r	n/r

Total non-same store margin	13.0%	13.4%	9.3%	n/r	n/r
Non-same store rent and storage margin(4)	55.5%	55.1%	53.5%	n/r	n/r
Non-same store services margin(5)	(25.5)%	(24.9)%	(37.0)%	n/r	n/r

	Nine Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Total warehouse segment revenues	$1,704,281	$1,738,745	$1,531,232	11.3%	13.6%
Total warehouse cost of operations	$1,240,376	$1,267,341	$1,095,680	13.2%	15.7%
Total warehouse segment contribution	$463,905	$471,404	$435,552	6.5%	8.2%
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
(6)Non-same store warehouse count of 28 includes one facility acquired through the De Bruyn Cold Storage acquisition on July 1, 2022, one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. During the third quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we purchased a previously leased facility in New Zealand. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Nine Months Ended September 30,
Units in thousands except per pallet and site number data - unaudited	2022	2021	Change
Number of same store sites	212	212	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	3,821	3,694	3.4%
Economic occupancy percentage	78.7%	76.2%	249 bps
Same store rent and storage revenues per economic occupied pallet	$167.06	$159.05	5.0%
Constant currency same store rent and storage revenues per economic occupied pallet	$169.87	$159.05	6.8%

Physical occupancy(2)
Average physical occupied pallets	3,522	3,373	4.4%
Average physical pallet positions	4,853	4,844	0.2%
Physical occupancy percentage	72.6%	69.6%	296 bps
Same store rent and storage revenues per physical occupied pallet	$181.22	$174.16	4.0%
Constant currency same store rent and storage revenues per physical occupied pallet	$184.27	$174.16	5.8%

Same store warehouse services:
Throughput pallets (in thousands)	26,999	27,304	(1.1)%
Same store warehouse services revenues per throughput pallet	$32.16	$30.61	5.1%
Constant currency same store warehouse services revenues per throughput pallet	$32.85	$30.61	7.3%

Number of non-same store sites(3)	28	27	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	424	301	n/r
Economic occupancy percentage	72.7%	74.0%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$221.62	$184.03	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$228.52	$184.03	n/r

Physical occupancy(2)
Average physical occupied pallets	389	275	n/r
Average physical pallet positions	584	406	n/r
Physical occupancy percentage	66.7%	67.6%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$241.54	$201.39	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$249.06	$201.39	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	3,126	2,287	n/r
Non-same store warehouse services revenues per throughput pallet	$33.14	$23.04	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$33.87	$23.04	n/r

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
(3)Non-same store warehouse count of 28 includes one facility acquired through the De Bruyn Cold Storage acquisition on July 1, 2022, one recently leased warehouse in Australia, one recently constructed facility in Denver we purchased in November 2021, three facilities acquired through the Lago Cold Stores acquisition on November 15, 2021, one warehouse acquired through the Newark Facility Management acquisition on September 1, 2021, two facilities acquired through the ColdCo acquisition on August 2, 2021, one warehouse acquired through the Bowman stores acquisition on May 28, 2021, two warehouses acquired through the KMT Brrr! acquisition on May 5, 2021, four warehouses acquired through the Liberty Freezers acquisition on March 1, 2021, and 12 facilities under development or expansion, one of which was completed during the second quarter of 2022. During the third quarter of 2021, a leased facility from the Liberty Freezers acquisition was exited upon expiration of the lease. During the first quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we ceased operations within a facility that is being prepared for lease to a third-party. During the second quarter of 2022, we purchased a previously leased facility. During the third quarter of 2022, a leased facility from the Lago Cold Stores acquisition was exited upon expiration of the lease, and we purchased a previously leased facility in New Zealand. The results of the facilities exited are included in the results above, and the results of these acquisitions are reflected in the results above since date of ownership.
(4)n/r - not relevant
Economic occupancy at our same stores was 78.7% for the nine months ended September 30, 2022, a increase of 249 basis points compared to 76.2% for the nine months ended September 30, 2021. Economic occupancy was higher than the prior year due to improvements in the labor market which allowed our customers to increase food production levels during the second and third quarter of 2022, partially offset by food production challenges throughout the first quarter of 2022 as a result of the COVID Omicron variant impacting employee absenteeism. Same store rent and storage revenues per economic occupied pallet increased 5.0% period-over-period, primarily driven by our pricing initiative and contractual rate escalations, partially offset by unfavorable foreign currency translation. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 6.8% period-over-period. Our economic occupancy at our same stores was 615 basis points higher than our corresponding average physical occupancy of 72.6%.
Throughput pallets at our same stores were 27.0 million pallets for the nine months ended September 30, 2022, a decrease of 1.1% from the nine months ended September 30, 2021. This decrease was the result of a change in business mix year over year. Same store warehouse services revenues per throughput pallet increased 5.1% period-over-period, as a result of by our our pricing initiative and contractual rate escalations and an increase in higher priced value-added services within the retail sector such as case-picking, blast freezing and repackaging, partially offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenues per throughput pallet increased 7.3% from the nine months ended September 30, 2021.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
Number of managed sites	9		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$251,782	$252,987	$233,027	8.0%	8.6%
Third-party managed cost of operations	240,900	241,880	222,401	8.3%	8.8%
Third-party managed segment contribution	$10,882	$11,107	$10,626	2.4%	4.5%

Third-party managed margin	4.3%	4.4%	4.6%	-24 bps	-17 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $251.8 million for the nine months ended September 30, 2022, an increase of $18.8 million, or 8.0%, compared to $233.0 million for the nine months ended September 30, 2021. On a constant currency basis, third-party managed revenues were $253.0 million for the nine months ended September 30, 2022, an increase of $20.0 million, or 8.6%, from the nine months ended September 30, 2021. The increase was a result of higher business volume in our domestic managed operations paired with higher pass-through costs associated with this business, primarily labor and related costs due to inflation and the challenging labor market.

Third-party managed cost of operations was $240.9 million for the nine months ended September 30, 2022, an increase of $18.5 million, or 8.3%, compared to $222.4 million for the nine months ended September 30, 2021. On a constant currency basis, third-party managed cost of operations was $241.9 million for the nine months ended September 30, 2022, an increase of $19.5 million, or 8.8%, from the nine months ended September 30, 2021. Third-party managed cost of operations increased as a result of the revenue trends described above.

Third-party managed segment contribution (NOI) was $10.9 million for the nine months ended September 30, 2022, an increase of $0.3 million, or 2.4%, compared to $10.6 million for the nine months ended September 30, 2021. On a constant currency basis, third-party managed segment contribution (NOI) was $11.1 million for the nine months ended September 30, 2022, an increase of $0.5 million, or 4.5%.

Transportation Segment

The following table presents the operating results of our transportation segment for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,			Change
	2022 Actual	2022 Constant Currency(1)	2021 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$237,168	$249,920	$234,051	1.3%	6.8%
Total transportation cost of operations	204,218	216,598	211,847	(3.6)%	2.2%
Transportation segment contribution (NOI)	$32,950	$33,322	$22,204	48.4%	50.1%

Transportation margin	13.9%	13.3%	9.5%	441 bps	385 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $237.2 million for the nine months ended September 30, 2022, an increase of $3.1 million, or 1.3%, compared to $234.1 million for the nine months ended September 30, 2021. On a constant currency basis, transportation revenues were $249.9 million for the nine months ended September 30, 2022, an increase of $15.9 million, or 6.8%, from the nine months ended September 30, 2021. The increase was primarily due to higher rates in our consolidation business, the KMT Brrr! acquisition which closed in early May 2021, acquisitions and expansions in Australia, and the higher revenue associated with brokered transportation costs, inflation in wage and fuel rates and capacity surcharges due to challenges with driver availability. This is partially offset by the net decrease in revenue from the rationalization of certain domestic market operations and the unfavorable impact of foreign currency translation.
Transportation cost of operations was $204.2 million for the nine months ended September 30, 2022, a decrease of $7.6 million, or 3.6%, compared to $211.8 million for the nine months ended September 30, 2021. On a constant currency basis, transportation cost of operations was $216.6 million for the nine months ended September 30, 2022, an increase of $4.8 million, or 2.2%, from the nine months ended September 30, 2021. The decrease was due to the decrease of costs from the exit of certain domestic market operations paired with the favorable impact of foreign currency translation, partially offset by capacity constraints driving spot market higher than contract rate, which has caused an increase in carrier fees, higher wage and fuel costs impacted by inflation and the acquisitions mentioned above.
Transportation segment contribution (NOI) was $33.0 million for the nine months ended September 30, 2022, an increase of $10.7 million compared to the nine months ended September 30, 2021. Transportation segment margin increased 441 basis points from the nine months ended September 30, 2021, to 13.9% from 9.5%. On a constant currency basis, transportation segment contribution was $33.3 million for the nine months ended September 30, 2022, an increase of $11.1 million compared to the nine months ended September 30, 2021. The increase in margin was primarily due to the rate increases implemented during 2022.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $249.0 million for the nine months ended September 30, 2022, an increase of $16.7 million, or 7.2%, compared to $232.2 million for the nine months ended September 30, 2021. This increase was primarily due to the acquisitions and recently completed developments.

Selling, general and administrative. Corporate-level selling, general and administrative expenses were $171.0 million for the nine months ended September 30, 2022, an increase of $37.9 million, or 28.5%, compared to $133.1 million for the nine months ended September 30, 2021. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by the resumption of performance-based compensation expense in connection with the short-term incentive plan, higher third-party legal and professional fees, higher travel costs and higher share-based compensation expense in connection with the November 2021 retention grant.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $20.6 million for the nine months ended September 30, 2022, a decrease of $10.4 million compared to the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we incurred $15.9 million of acquisition and integration related expenses, an aggregate $5.1 million of severance related expenses due to the realignment of certain international operations and senior leadership changes, $0.2 million of litigation fees and $0.4 million of facility termination costs in connection with a site we intend to vacate upon lease expiration, partially offset by an aggregate $1.0 million insurance claim recoveries. During the nine months ended September 30, 2021, we incurred $22.9 million of acquisition related expenses composed of professional fees and integration related costs, including severance and employee retention expenses, in connection with completed and potential acquisitions, primarily related to the Agro acquisition. We also incurred $3.5 million of costs related to the cyber event that happened in late 2020.
Impairment of indefinite and long-lived assets. For the nine months ended September 30, 2022, the Company recorded impairment charges totaling $6.6 million. This included a ‘Goodwill’ impairment charge of $3.2 million as we are strategically shifting our focus to our core warehouse portfolio, and terminating and winding down business with one of the largest customers in the Third-party managed segment. It also included an impairment charge of ‘Assets under construction’ of $2.2 million associated with a development project which management determined it would no longer pursue and $1.2 million in Warehouse segment assets which we reduced the carrying value of in anticipation of the exit of certain leased facilities. During the nine months ended September 30, 2021, the Company recorded impairment charges totaling $3.3 million, of which $1.7 million related to costs associated with development projects that management determined it would no longer pursue and a charge of $1.6 million for certain software costs that were determined no longer usable.
Loss from sale of real estate. For the nine months ended September 30, 2022, we recorded a $5.7 million loss from the sale of real estate related to a facility where a customer exercised its option to purchase the facility and we recorded a loss for the excess book value.

Other Expense and Income
The following table presents other items of income and expense for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		Change
	2022	2021	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(82,720)	$(77,838)	6.3%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(2,284)	$(5,051)	(54.8)%
Other, net	$(1,197)	$1,021	n/r
Loss from investments in partially owned entities	$(7,199)	$(1,250)	n/r

n/r=not relevant
Interest expense. Interest expense was $82.7 million for the nine months ended September 30, 2022, an increase of $4.9 million, or 6.3%, compared to $77.8 million for the nine months ended September 30, 2021. Our effective interest rate of our outstanding debt increased from 3.19% for the nine months ended September 30, 2021 to 3.47% for the nine months ended September 30, 2022 due to rising interest rates associated with our Senior Unsecured Credit Facility. In August 2022, we completed a refinancing of our Senior Unsecured Credit Facility and entered into interest rate swaps to fix the interest rate on a substantial portion of this facility. Our revolving credit facility borrowings and $175.0 million of the U.S.dollar term loan A-1 facility continue to incur interest under the applicable variable, floating rate. Refer to Note 4 and Note 5 of the Condensed Consolidated Financial Statements for additional information regarding these transactions.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments of $2.3 million for the nine months ended September 30, 2022 decreased as compared to the nine months ended September 30, 2021 primarily due to the early repayment of $200 million of principal on the Senior Unsecured Term Loan A Facility during the first quarter of 2021, which resulted in a charge of $2.9 million for the write-off of unamortized deferred financing costs, partially offset by approximately $0.3 million recorded loss due to the refinancing occurred in the third quarter of 2022. Additionally, during the nine months ended September 30, 2022 and 2021, we recorded $1.9 million and $2.1 million, respectively, for the amortization of fees paid for the interest rate swaps terminated during 2020.
Other, net. Other expense was $1.2 million for the nine months ended September 30, 2022, an increase of $2.2 million, compared to Other income of $1.0 million for the nine months ended September 30, 2021. This is primarily due to a $4.1 million loss in connection with the deconsolidation of our Chilean operations upon contribution to the LATAM JV, $3.1 million increase in foreign currency exchange loss due to unfavorable foreign currency exchange rates because of the relative strength of the US dollar against foreign currencies that we transact in and an increase of $1.8 million in loss on asset disposals compared to 2021. These charges are partially offset by a $3.4 million gain related to the dissolution of the New Market Tax Credit entities during 2022, $1.4 million decrease in non-service pension costs and a $1.9 million increase in various tax incentives and energy rebates.
Loss from investments in partially owned entities. Loss from investments in partially owned entities was $7.2 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily driven by higher interest expense incurred by our joint ventures given rising interest rates.

Income Tax Benefit (Expense)
Income tax benefit for the nine months ended September 30, 2022 was $16.1 million, an increase of $24.1 million when compared to $8.0 million of income tax expense for the nine months ended September 30, 2021. The change in income tax expense was primarily attributable to the following: 1) $13.8 million increase in deferred tax benefit is primarily due to a year-over-year increase in operating losses generated by our U.S and foreign operations 2) $6.5 million deferred tax benefit in 2022 for the removal of a net deferred tax liability associated with the deconsolidation of our Chilean operations upon contribution to the LATAM JV, 3) $11.7 million deferred tax expense due to the tax effects of the rate change from 19% to 25% in the United Kingdom in 2021. The UK rate impact was partially offset by $7.9 million deferred tax benefit in 2021 for a decrease in valuation allowance related to prior year acquisitions.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, litigation and other, net, goodwill impairment, share-based compensation expense for the IPO retention grants, loss on debt extinguishment, modifications and termination of derivative instruments, foreign currency exchange loss, gain on extinguishment of New Market Tax Credit structure, and loss on deconsolidation of subsidiary contributed to LATAM joint venture. We also adjust for the impact of Core FFO attributable to partially owned entities. We have elected to reflect our share of Core FFO attributable to partially owned entities since the Brazil joint ventures are strategic partnerships, which we continue to actively participate in on an ongoing basis. The previous joint venture, the China JV, was considered for disposition during the periods presented. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, amortization of above or below market leases, non-real estate asset impairment, straight-line net rent, benefit or expense from deferred income taxes, share-based compensation expense from grants of stock options and restricted stock units under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(8,937)	$5,308	$(22,429)	$(22,327)
Adjustments:
Real estate related depreciation	53,139	48,217	157,077	145,368
Loss on sale of real estate	5,710	—	5,710	—
Net loss (gain) on asset disposals	893	(1)	960	(53)
Impairment charges on certain real estate assets	3,407	224	3,407	1,752
Our share of reconciling items related to partially owned entities	822	463	3,201	1,590
NAREIT Funds from operations applicable to common shareholders	$55,034	$54,211	$147,926	$126,330
Adjustments:
Net loss (gain) on sale of non-real estate assets	310	(171)	147	(594)
Acquisition, litigation and other, net	4,874	6,338	20,612	31,011
Goodwill impairment	3,209	—	3,209	—
Share-based compensation expense, IPO grants	—	—	—	163
Loss on debt extinguishment, modifications and termination of derivative instruments	1,040	627	2,284	5,051
Foreign currency exchange loss	2,488	349	3,453	316
Gain on extinguishment of New Market Tax Credit structure	—	—	(3,410)	—
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	—	4,148	—
Our share of reconciling items related to partially owned entities	136	122	447	365
Core FFO applicable to common shareholders	67,091	61,476	178,816	162,642
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,222	1,088	3,528	3,321
Amortization of below/above market leases	540	1,017	1,597	1,418
Non-real estate asset impairment	—	1,560	—	1,560
Straight-line net rent	133	411	414	86
Deferred income taxes (benefit) expense	(4,374)	(3,562)	(19,149)	1,004
Share-based compensation expense, excluding IPO grants	6,720	4,291	22,101	14,625
Non-real estate depreciation and amortization	30,530	22,352	91,902	86,871
Maintenance capital expenditures (a)	(22,586)	(18,938)	(58,810)	(55,157)
Our share of reconciling items related to partially owned entities	57	(100)	1,663	889
Adjusted FFO applicable to common shareholders	$79,333	$69,595	$222,062	$217,259
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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other, net, loss from investments in partially owned entities, impairment of indefinite and long-lived assets, foreign currency exchange loss or gain, share-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, net gain on other asset disposals, gain on extinguishment of New Market Tax Credit structure, loss on deconsolidation of subsidiary contributed to LATAM joint venture, and reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(8,937)	$5,308	$(22,429)	$(22,327)
Adjustments:
Depreciation and amortization	83,669	70,569	248,979	232,239
Interest expense	30,402	25,303	82,720	77,838
Income tax (benefit) expense	(3,368)	(226)	(16,145)	7,957
Loss on sale of real estate	5,710	—	5,710	—
Adjustment to reflect share of EBITDAre of partially owned entities	3,383	1,854	12,796	4,288
NAREIT EBITDAre	$110,859	$102,808	$311,631	$299,995
Adjustments:
Acquisition, litigation, and other, net ¹	4,874	6,338	20,612	31,011
Loss on partially owned entities	1,440	490	7,199	1,251
Impairment of indefinite and long-lived assets	6,616	1,784	6,616	3,312
Foreign currency exchange loss	2,488	349	3,453	316
Share-based compensation expense	6,720	4,291	22,101	14,788
Loss on debt extinguishment, modifications, and termination of derivative instruments	1,040	627	2,284	5,051
Loss (gain) on other asset disposals	1,203	(172)	1,107	(647)
Gain on extinguishment of New Market Tax Credit structure	—	—	(3,410)	—
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	—	4,148	—
Reduction in EBITDAre from partially owned entities	(3,383)	(1,854)	(12,796)	(4,288)
Core EBITDA	$131,857	$114,661	$362,945	$350,789

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
We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, developments projects, debt service and distributions to our stockholders will include:

•current cash balances;
•cash flows from operations;
•our 2022 Senior Unsecured Revolving Credit Facility;
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

On May 10, 2021, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM equity program (the “2021 ATM Equity Program”). Sales of our common stock made pursuant to the 2021 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common stock pursuant to the 2021 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There was no activity under the 2021 ATM Equity Program during the nine months ended September 30, 2022, and we have approximately $809.4 million availability remaining for distribution under the 2021 ATM Equity Program as of September 30, 2022.
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
Our bad debt expense was $0.3 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $4.1 million and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we maintained bad debt allowances of approximately $12.4 million, which we believed to be adequate.
Collective Bargaining Agreements
As of September 30, 2022, approximately 37% of the Company’s labor force is covered by collective bargaining agreements. Collective bargaining agreements covering less than 2% of the labor force are set to expire through the end of the year.
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
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2022 (in thousands):

Debt Summary:
Fixed rate	$2,330,029
Variable rate - unhedged	643,286
Total mortgage notes, senior unsecured notes, term loans and borrowings under revolving line of credit	2,973,315

Sale-leaseback financing obligations	173,344
Financing lease obligations	83,353
Total debt and debt-like obligations	$3,230,012

Percent of total debt and debt-like obligations:
Fixed rate	80%
Variable rate	20%

Effective interest rate as of September 30, 2022	3.95%
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CDOR, SONIA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2022, our debt had a weighted average term to maturity of approximately 5.6 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 4 and Note 5 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 9 to our consolidated financial statements included in our 2021 Annual Report on Form 10-K as filed with the SEC.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies. We have investment grade ratings of BBB with a negative outlook from Fitch, BBB with a Stable Trends outlook from DBRS Morningstar, and an investment grade rating of Baa3 with a stable outlook from Moody’s. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our Annual Report on Form 10-K.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic and preventative approach to maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.

Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per cubic foot amounts)
Real estate	$18,426	$14,497	$50,115	$45,398
Personal property	1,357	1,231	3,788	4,441
Information technology	2,803	3,210	4,907	5,318
Maintenance capital expenditures(1)	$22,586	$18,938	$58,810	$55,157

Maintenance capital expenditures per cubic foot	$0.015	$0.013	$0.040	$0.038
(1) Excludes $21.3 million and $12.8 million of deferred acquisition maintenance capital expenditures incurred for the nine months ended September 30, 2022 and 2021, respectively.
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per cubic foot amounts)
Real estate	$10,323	$6,435	$29,454	$20,760
Personal property	14,264	15,655	42,519	40,731
Repair and maintenance expenses	$24,587	$22,090	$71,973	$61,491

Repair and maintenance expenses per cubic foot	$0.017	$0.015	$0.049	$0.042

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
Acquisitions
For information regarding acquisitions completed during 2022, refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements. For information regarding acquisitions completed during 2021, refer to our 2021 Annual Report on Form 10-K which includes details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the nine months ended September 30, 2022 are primarily driven by $25.3 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $15.7 million for the Spearwood, Australia expansion, $12.1 million related to the Dunkirk, NY development, $13.7 million in our Dublin expansion, $5.9 million for the Barcelona expansion, $20.4 million related to our Russellville expansion, $11.6 million related to Atlanta Major Market Strategy Phase 2, and $8.0 million related to the Rochelle facility. During the nine months ended September 30, 2022, we also incurred capitalized interest of $8.8 million and capitalized insurance, property taxes, and compensation and travel expense aggregating to $4.2 million related to our ongoing expansion and development projects.
Expansion and development initiatives also include $13.3 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
Finally, we incurred approximately $5.5 million during the nine months ended September 30, 2022 for contemplated future expansion or development projects.
The following table sets forth our acquisition, expansion and development capital expenditures for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Acquisitions, net of cash acquired and adjustments	$16,040	$400,987	$15,228	$616,316
Asset acquisitions	7,705	—	14,581	—
Expansion and development initiatives	32,300	75,960	144,467	243,072
Information technology	1,637	1,682	3,398	5,255
Growth and expansion capital expenditures	$57,682	$478,629	$177,674	$864,643

Historical Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by operating activities	$182,883	$164,319
Net cash used in investing activities	$(288,008)	$(945,491)
Net cash provided by financing activities	$74,473	$315,269
Operating Activities
For the nine months ended September 30, 2022, our net cash provided by operating activities was $182.9 million, an increase of $18.6 million, compared to $164.3 million for the nine months ended September 30, 2021. The increase is primarily due to an increase in segment contribution, partially offset by higher selling, general and administrative expenses.
Investing Activities

Our net cash used in investing activities was $288.0 million for the nine months ended September 30, 2022 compared to $945.5 million for the nine months ended September 30, 2021. Additions to property, buildings and equipment were $254.1 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $14.6 million in acquisitions of property, buildings, and equipment for the buyout of two previously leased facilities and $15.2 million for the acquisition of De Bruyn Cold Storage. Finally, we invested $4.4 million in capital contributions to the SuperFrio joint venture and the formation of the LATAM joint venture.
Net cash used in investing activities was $945.5 million for the nine months ended September 30, 2021. Cash used in connection with business combinations during 2021 was $616.3 million and related to the Bowman, ColdCo, KMT Brrr!, Liberty and Newark Facility Management acquisitions. Additions to property, buildings and equipment were $313.2 million, reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, New Zealand, Calgary and Russellville expansion and development projects. Additionally, we invested $6.3 million in the SuperFrio joint venture for the nine months ended September 30, 2021, and paid $11.6 million to purchase the noncontrolling interest holders share in the Chilean business, which we now wholly own.
Financing Activities
Net cash provided by financing activities was $74.5 million for the nine months ended September 30, 2022 compared to $315.3 million for the nine months ended September 30, 2021. Cash provided by financing activities for the current period primarily consisted of $100.7 million in proceeds from our Senior Unsecured Revolving Credit Facility, net of repayments, $200.0 million in proceeds from our refinancing of the term loan under the Senior Unsecured Credit Facility, offset by $179.6 million of quarterly dividend distributions paid, $30.3 million aggregate lease repayments and $11.6 million for payment of debt issuance costs.
Net cash provided by financing activities was $315.3 million for the nine months ended September 30, 2021. Cash provided by financing activities for the current period primarily consisted of $420.2 million net proceeds from equity forward contracts settled during the period upon the issuance of common shares, $590.8 million in proceeds from our revolving line of credit, and $5.2 million of proceeds received upon exercise of stock options, offset by cash outflows of $280.0 million in repayments on the revolving line of credit, $205.2 million for repayments on term loan and mortgage notes, $168.5 million of quarterly dividend distributions paid, $27.5 million of financing lease payments, and $15.8 million in payment of withholding taxes related to share-based payment arrangements.

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
As of September 30, 2022, we had $375.0 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.95%. We have entered into interest rate swaps to effectively lock in the floating rates on $200 million of our USD-denominated term loan at a weighted average rate of 4.70% and $250 million of our outstanding CAD-denominated term loan at a weighted average rate of 4.54%. After incorporating the effects of the interest rate swaps, our outstanding variable rate term loan debt is $175 million. Additionally, we had C$50.0 million, £68.5 million, AUD$133.5 million, $233 million USD, €30.5 million, and $13.0 million NZD outstanding of Senior Unsecured Revolving Credit Facility draws. At September 30, 2022, one-month term and daily SOFR was at approximately 3.08% and 2.99%, respectively, one-month CDOR was at 3.69%, one-month SONIA was at 2.19%, one-month AUD BBSW was approximately 2.53%, one-month EURIBOR was approximately 0.70%, and one-month BKBM was approximately 3.41%. The interest rate paid on borrowings can never drop below 0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $6.4 million, and a 100 basis point decrease in market interest rates would result in a $6.3 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2022 was not materially different than what we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 9 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding material legal proceedings in which we are involved.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1#	Form of Waiver and Release (incorporated by reference to Exhibit 10.1 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on July 7, 2022 (File No. 001-34723))
10.2#	David Moore Offer Letter (incorporated by reference to Exhibit 10.1 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on August 15, 2022 (File No. 001-34723))
10.3#	Richard Winnall Offer Letter (incorporated by reference to Exhibit 10.2 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on August 15, 2022 (File No. 001-34723))
10.4	Credit Agreement (incorporated by reference to Exhibit 10.1 to Americold Realty Trust, Inc.'s Current Report on Form 8-K filed on August 24, 2022 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
#	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	November 4, 2022	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)