Form 10-Q
period 2023-03-31
AMERICOLD REALTY TRUST
filed 2023-05-04
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2023
Common Stock, $0.01 par value per share	270,164,244

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

•rising inflationary pressures, increased interest rates and operating costs;
•labor and power costs;
•labor shortages;
•our relationship with our associates, the occurrence of any work stoppages or any disputes under our collective bargaining agreements and employment related litigation;
•the impact of supply chain disruptions, including, among others, the impact on labor availability, raw material availability, manufacturing and food production and transportation;
•risks related to rising construction costs;
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
•uncertainties and risks related to public health crises, such as the COVID-19 pandemic;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions, loss of confidential information, remediation costs or damages;
•disruption caused by implementation of the new ERP system, potential cost overruns, timing and control risks and failure to recognize anticipated cost savings and increased productivity from the implementation of the new ERP system;
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
•risks related to natural disasters such as fires, floods, tornadoes, hurricanes and earthquakes;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2023	December 31, 2022
Assets
Property, buildings and equipment:
Land	$789,118	$786,975
Buildings and improvements	4,350,529	4,245,607
Machinery and equipment	1,426,398	1,407,874
Assets under construction	463,953	526,811
	7,029,998	6,967,267
Accumulated depreciation	(1,971,897)	(1,901,450)
Property, buildings and equipment – net	5,058,101	5,065,817

Operating lease right-of-use assets	352,442	352,553
Accumulated depreciation – operating leases	(84,172)	(76,334)
Operating leases – net	268,270	276,219

Financing leases:
Buildings and improvements	13,516	13,546
Machinery and equipment	132,274	127,009
	145,790	140,555
Accumulated depreciation – financing leases	(61,180)	(57,626)
Financing leases – net	84,610	82,929

Cash, cash equivalents and restricted cash	47,222	53,063
Accounts receivable – net of allowance of $17,411 and $15,951 at March 31, 2023 and December 31, 2022, respectively	409,530	430,042
Identifiable intangible assets – net	918,945	925,223
Goodwill	1,030,562	1,033,637
Investments in partially owned entities and other	96,717	78,926
Other assets	157,761	158,705
Total assets	$8,071,718	$8,104,561

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$610,500	$500,052
Accounts payable and accrued expenses	479,738	557,540
Senior unsecured notes and term loans – net of deferred financing costs of $12,434 and $13,044, in the aggregate, at March 31, 2023 and December 31, 2022, respectively	2,580,441	2,569,281
Sale-leaseback financing obligations	168,919	171,089
Financing lease obligations	78,421	77,561
Operating lease obligations	257,791	264,634
Unearned revenue	32,921	32,046
Pension and postretirement benefits	1,564	1,531
Deferred tax liability – net	132,415	135,098
Multi-employer pension plan withdrawal liability	7,731	7,851
Total liabilities	4,350,441	4,316,683
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 270,096,433 and 269,814,956 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,701	2,698
Paid-in capital	5,197,893	5,191,969
Accumulated deficit and distributions in excess of net earnings	(1,477,452)	(1,415,198)
Accumulated other comprehensive loss	(17,737)	(6,050)
Total stockholders’ equity	3,705,405	3,773,419
Noncontrolling interests:
Noncontrolling interests in Operating Partnership	15,872	14,459
Total equity	3,721,277	3,787,878

Total liabilities and equity	$8,071,718	$8,104,561
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2023	2022
Revenues:
Rent, storage and warehouse services	$595,052	$540,925
Transportation services	68,078	78,910
Third-party managed services	13,359	85,860
Total revenues	676,489	705,695
Operating expenses:
Rent, storage and warehouse services cost of operations	420,225	394,667
Transportation services cost of operations	56,418	70,381
Third-party managed services cost of operations	12,280	82,359
Depreciation and amortization	85,024	82,620
Selling, general and administrative	62,855	57,602
Acquisition, litigation and other, net	7,147	10,075
Loss from sale of real estate	191	—
Total operating expenses	644,140	697,704

Operating income	32,349	7,991

Other expense, net:
Interest expense	(34,423)	(25,773)
Loss on debt extinguishment, modifications and termination of derivative instruments	(545)	(616)
Other, net	1,433	2,357
Loss from investments in partially owned entities	(3,029)	(2,112)
Loss before income taxes	(4,215)	(18,153)
Income tax (expense) benefit:
Current	(1,977)	(1,181)
Deferred	3,621	1,889
Total income tax benefit	1,644	708

Net loss	$(2,571)	$(17,445)
Net loss attributable to noncontrolling interests	(9)	(38)
Net loss attributable to Americold Realty Trust, Inc.	$(2,562)	$(17,407)

Weighted average common stock outstanding – basic	270,230	269,164
Weighted average common stock outstanding – diluted	270,230	269,164

Net loss per common share - basic	$(0.01)	$(0.06)
Net loss per common share - diluted	$(0.01)	$(0.06)
See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2023	2022
Net loss	$(2,571)	$(17,445)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	698	67
Change in unrealized net loss on foreign currency	179	11,186
Unrealized (loss) gain on cash flow hedges	(12,564)	151
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust, Inc.	(11,687)	11,404
Other comprehensive (loss) income attributable to noncontrolling interests	(35)	23
Total comprehensive loss	$(14,293)	$(6,018)

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(2,562)	—	(9)	(2,571)
Other comprehensive loss	—	—	—	—	(11,687)	(35)	(11,722)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,692)	—	(240)	(59,932)
Stock-based compensation expense	—	—	5,273	—	—	1,697	6,970
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	221,084	2	(801)	—	—	—	(799)
Common stock issuance related to employee stock purchase plan	60,393	1	1,452	—	—	—	1,453
Balance - March 31, 2023	270,096,433	$2,701	$5,197,893	$(1,477,452)	$(17,737)	$15,872	$3,721,277

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(17,407)	—	(38)	(17,445)
Other comprehensive income	—	—	—	—	11,404	23	11,427
Distributions on common stock, restricted stock and OP units	—	—	—	(59,580)	—	(180)	(59,760)
Stock-based compensation expense	—	—	6,108	—	—	1,985	8,093
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	318,729	3	(2,140)	—	—	—	(2,137)
Common stock issuance related to employee stock purchase plan	71,144	1	1,984	—	—	—	1,985
Balance - March 31, 2022	268,672,465	$2,687	$5,177,642	$(1,234,875)	$15,926	$9,859	$3,971,239

See accompanying notes to condensed consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, See accompanying notes to condensed consolidated financial statements)
	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(2,571)	$(17,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,024	82,620
Amortization of deferred financing costs and pension withdrawal liability	1,240	1,146
Amortization of above/below market leases	402	508
Loss on debt extinguishment, modifications and termination of derivative instruments	545	616
Foreign exchange gain	(458)	(325)
Loss from investments in partially owned entities	3,029	2,112
Stock-based compensation expense	6,970	8,093
Deferred income taxes benefit	(3,621)	(1,889)
Loss from sale of real estate	191	—
Gain on other asset disposals	(156)	(165)
Provision for doubtful accounts receivable	1,458	1,970
Changes in operating assets and liabilities:
Accounts receivable	20,012	(41,994)
Accounts payable and accrued expenses	(69,996)	(35,572)
Other	(588)	15,911
Net cash provided by operating activities	41,481	15,586
Investing activities:
Additions to property, buildings and equipment	(69,262)	(93,020)
Business combinations, net of cash acquired	—	603
Investment in partially owned entities and other	(18,400)	(1,925)
Proceeds from sale of property, buildings and equipment	70	98
Net cash used in investing activities	(87,592)	(94,244)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in Operating Partnership	(60,064)	(59,940)
Proceeds from stock options exercised	1,464	575
Proceeds from employee stock purchase plan	1,452	1,985
Remittance of withholding taxes related to employee stock-based transactions	(2,265)	(3,226)
Proceeds from revolving line of credit	186,700	115,000
Repayment on revolving line of credit	(76,604)	—
Repayment of sale-leaseback financing obligations	(2,170)	(1,619)
Repayment of financing lease obligations	(9,646)	(4,695)
Repayment of term loan and mortgage notes	—	(1,824)
Net cash provided by financing activities	38,867	46,256
Net decrease in cash, cash equivalents and restricted cash	(7,244)	(32,402)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,403	409
Cash, cash equivalents and restricted cash:
Beginning of period	53,063	82,958
End of period	$47,222	$50,965

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$40,467	$52,931
Addition of property, buildings and equipment under financing lease obligations	$10,486	$5,717
Addition of property, buildings and equipment under operating lease obligations	$474	$1,828

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$47,387	$38,751
Income taxes paid – net of refunds	$556	$2,252

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (ART, Americold, the Company, us or we) is a Maryland corporation that operates as a real estate investment trust (REIT) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled logistics real estate and value added services, focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its 2022 Annual Report on Form 10-K as filed with the SEC, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (VIE), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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
Reclassifications
Certain immaterial, prior period amounts have been reclassified to conform to the current period presentation within the Notes to the Condensed Consolidated Financial Statements.
Summary of Significant Accounting Policies
The following disclosure regarding certain of our significant accounting policies should be read in conjunction with Note 2 to the consolidated financial statements included in our 2022 Annual Report on Form 10-K as filed with the SEC, which provides additional information with regard to the accounting policies set forth herein and other significant accounting policies.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Termination of Certain Employee Benefit Plans
On February 28, 2023, the Company’s Board of Directors approved a plan to effect the termination of the Americold Retirement Income Plan (“ARIP”). Additionally, on February 28, 2023, the Company amended the ARIP plan agreements in order to provide for a limited lump-sum window for eligible participants. The Company plans to file the Application for Determination Upon Termination with the Internal Revenue Service during the second quarter of 2023. The Company has chosen to proceed with the distributions without waiting for the final letter of favorable determination. The Company plans to file the appropriate documents related to the termination of the ARIP with the Pension Benefit Guaranty Corporation and any other appropriate parties during the third quarter of 2023.

The Company will recognize a gain or loss upon settlement when an irrevocable action to terminate the ARIP has occurred, the Company is relieved of the primary responsibility of the ARIP, and the significant risks related to the obligations of the plan and the assets used to effect the settlement is eliminated for the Company.

The Company expects to make cash contributions in 2023 in order to fully fund the ARIP on a liquidation basis, and the ARIP will be dissolved upon completion of lump sum distributions and purchase of annuity contracts. The actual amount of this cash contribution requirement will depend upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions. In addition, the Company expects to recognize pre-tax non-cash pension settlement charges related to actuarial losses currently in Accumulated other comprehensive income (loss) in the Condensed Consolidated Balance Sheets, upon settlement of the obligations of the ARIP. These charges are currently expected to occur in 2023, with the specific timing and final amounts dependent upon completion of the activities enumerated above.

The termination of the plan will be accounted for under the liquidation basis of accounting. Refer to Note 9 for additional details regarding the fair value of the Company’s pension assets as of the three months ended March 31, 2023 and December 31, 2022, respectively. The gain or loss resulting from the liquidation is not expected to be material and will be recorded to “other, net” in the condensed consolidated financial statements.
Recent Capital Markets Activity
At the Market (ATM) Equity Program
On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “2023 ATM Equity Program”). Sales of the Company’s common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent named therein and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. There was no activity during the three months ended March 31, 2023 under the 2023 ATM Equity Program.
Universal Shelf Registration Statement
In connection with establishing the 2023 ATM Equity Program on March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
333-270664 and 333-270664-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company.

Recently Adopted Accounting Standards
Accounting for Revenue Contracts Acquired in a Business Combination

In 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The changes require entities to apply Accounting Standards Codification (ASC) 606) to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Adoption of ASU 2021-08 did not have a material impact on the Company’s condensed consolidated financial statements.

Significant Risks and Uncertainties
The three months ended March 31, 2022 was negatively impacted by the contributory effects of the COVID-19 pandemic and the resulting disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market, which impacts associate turnover, availability and cost; and (iv) the impact of inflation on the cost to provide our services. Over the last twelve months, there have been gradual improvements in food production and the food supply chain has begun to recover storage levels, reaching pre-COVID-19 pandemic levels. While our business continues to be impacted by rising inflationary pressures, we are well-situated due to our strong financial position and our ability to pass along price increases to our customers.
2. Acquisition, Litigation and Other, net
The components of the charges and credits included in “Acquisition, litigation and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
Acquisition, litigation and other, net	2023	2022
Acquisition and integration related costs	$1,786	$6,285
Project Orion expenses	1,946	—
Litigation	—	1,200
Severance costs	3,415	2,564
Cyber incident related costs, net of insurance recoveries	—	26
Total acquisition, litigation and other, net	$7,147	$10,075

Refer to Note 8 of the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC for further information regarding the nature of costs within each of these captions. The Project Orion expenses were not presented separately during 2022 due to immateriality. These expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, state-of-the-art, cloud-based enterprise resource planning (“ERP”) software system.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
3. Debt
The following table reflects a summary of our outstanding indebtedness as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Weighted Average Effective Interest Rate	Carrying Amount	Weighted Average Effective Interest Rate	Carrying Amount
Senior Unsecured Notes	3.26%	$1,762,925	3.27%	$1,752,875
Senior Unsecured Term Loans	4.66%	829,950	4.67%	829,450
Senior Unsecured Revolving Credit Facility	5.66%	610,500	5.12%	500,052
Total principal amount of indebtedness		$3,203,375		$3,082,377
Less: unamortized deferred financing costs		(12,434)		(13,044)
Total indebtedness, net of deferred financing costs		$3,190,941		$3,069,333
The weighted-average interest rates shown represent interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively lock-in the interest rates on certain variable rate debt under our Senior Unsecured Term Loans.
The following table provides the details of our Senior Unsecured Notes (balances in thousands):

			March 31, 2023		December 31, 2022
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Series D Notes	01/2031	1.62%	€400,000	433,560	€400,000	428,200
Series E Notes	01/2033	1.65%	€350,000	379,365	€350,000	374,675
Total Senior Unsecured Notes				$1,762,925		$1,752,875
The following table provides the details of our Senior Unsecured Term Loans (balances in thousands):

	March 31, 2023				December 31, 2022
	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	SOFR+ 0.94%		$375,000	$375,000	SOFR + 0.95%		$375,000	$375,000
Tranche A-2	CDOR+ 0.94%	C$	250,000	184,950	CDOR+0.95%	C$	250,000	184,450
Delayed Draw Tranche A-3	SOFR+0.94%		$270,000	270,000	SOFR + 0.95%		$270,000	270,000
Total Senior Unsecured Term Loan Facility				$829,950				$829,450
(1) S = one-month Adjusted Term SOFR; C = one-month CDOR. Tranche A-1 and Tranche A-3 SOFR includes an adjustment of 0.10%, in addition to the margin. While the above reflects the contractual rate, refer to the description below of the Senior Unsecured Credit Facility for details of the portion of these Term Loans that are hedged, therefore, at a fixed interest rate for the duration of the respective swap agreement. Refer to Note 4 for details of the related interest rate swaps.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides the details of our Senior Unsecured Revolving Credit Facility (balances in thousands):

	March 31, 2023				December 31, 2022
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR + 0.84%		$323,000	$323,000	SOFR + 0.85%		$225,000	$225,000
Australian dollar	BBSW + 0.84%	A$	152,000	101,612	BBSW+0.85%	A$	146,000	99,470
British pound sterling	SONIA + 0.84%		£78,000	96,229	SONIA+0.85%		£76,500	92,435
Canadian dollar	CDOR + 0.84%	C$	45,000	33,291	CDOR+0.85%	C$	50,000	36,890
Euro	EURIBOR +0.84%		€44,500	48,234	EURIBOR+0.85%		€35,500	38,003
New Zealand dollar	BKBM + 0.84%	NZD	13,000	8,134	BKBM+0.85%	NZD	12,998	8,254
Total Senior Unsecured Revolving Credit Facility				$610,500				$500,052
(1) S = one-month Adjusted SOFR; C = one-month CDOR; E = Euro Interbank Offered Rate (EURIBOR); SONIA = Adjusted Sterling Overnight Interbank Average Rate; BBSW = Bank Bill Swap Rate; BKBM = Bank Bill Reference Rate. We have elected Daily SOFR for the entirety of our U.S. dollar denominated borrowings shown above, which includes an adjustment of 0.10%, in addition to the margin. Our British pound sterling borrowings bear interest tied to adjusted SONIA, which includes an adjustment of 0.03% in addition to our margin.
Refer to Note 9 of the consolidated financial statements in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC for further details of its outstanding indebtedness. As of March 31, 2023, we were in compliance with all debt covenants.
4. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of March 31, 2023, the Company designated £78.0 million, A$152.0 million and €794.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2022, the Company designated £76.5 million, A$146.0 million and €785.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company periodically enters into interest rate swap agreements. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective swap agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates. The following table includes the key provisions of the interest rate swaps outstanding as of March 31, 2023 and December 31, 2022 (fair value in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Debt Instrument	Fair Value as of March 31, 2023	Fair Value as of December 31, 2022
$200 million USD	3.65%	9/23/2022	12/29/2023	Tranche A-1	$1,609	$2,240
$200 million USD	3.05%	12/29/2023	7/30/2027	Tranche A-1	206	2,328
$175 million USD	3.47%	11/30/2022	7/30/2027	Tranche A-1	(530)	2,020
$270 million USD	3.05%	11/01/2022	12/31/2027	Delayed Draw Tranche A-3	3,513	8,034
$250 million CAD	3.59%	9/23/2022	12/31/2027	Tranche A-2	(1,905)	950
			Total		$2,893	$15,572
In addition, the Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on certain intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed Australian and New Zealand Dollar amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at March 31, 2023 and December 31, 2022.
There have been no significant changes to our policy or strategy from what was disclosed in our 2022 Annual Report on Form 10-K. During the next twelve months, the Company estimates that an additional $2.3 million will be reclassified as an increase to “Loss on debt extinguishment, modifications, and termination of derivative instruments”. Additionally, during the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a increase to gain/loss on foreign exchange (a component of “Other income (expense), net”) and an additional $10.1 million will be reclassified as a decrease to “Interest expense”.
The Company determines the fair value of its derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments within “Other assets” and “Accounts payable and accrued expenses” as of March 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Designated derivatives
Foreign exchange contracts	$9,539	$7,948	$—	$—
Interest rate contracts	5,328	15,572	2,435	—
Total fair value of derivatives	$14,867	$23,520	$2,435	$—
The following tables present the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, including the impacts to Accumulated Other Comprehensive (Loss) Income (AOCI) (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Interest rate contracts	$(10,247)	$—	Interest expense	$2,432	$—
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(620)	(627)
Foreign exchange contracts	1,683	(4,325)	Foreign currency exchange loss, net	2,096	(3,851)
Foreign exchange contracts	—	—	Interest expense	92	2
Total designated cash flow hedges	$(8,564)	$(4,325)		$4,000	$(4,476)
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of March 31, 2023, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of March 31, 2023. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

March 31, 2023
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$14,867	$—	$14,867	$(1,343)	$—	$13,524

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(2,435)	$—	$(2,435)	$1,343	$—	$(1,092)
As of December 31, 2022, there was no impact from netting arrangements and the Company did not have any outstanding derivatives in a net liability position. Refer to Note 9 for additional details regarding the impact of the Company’s derivatives on AOCI for the three months ended March 31, 2023 and 2022, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
5. Fair Value Measurements
There have been no significant changes in the Company’s policy for fair value measurements from what was disclosed in Note 13 of its 2022 Annual Report on Form 10-K as filed with the SEC. As of March 31, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term maturities of the instruments.
The Company’s assets and liabilities measured or disclosed at fair value are as follows (in thousands):

		Fair Value
	Fair Value Hierarchy	March 31, 2023	December 31, 2022

Measured at fair value during the current reporting period:
Interest rate swap assets	Level 2	$5,328	$15,572
Cross currency swap assets	Level 2	$9,539	$7,948
Interest rate swap liabilities	Level 2	$2,435	$—

Assets held by ARIP pension plan:
	Level 1	$10,403	$23,489
	Level 2	$24,828	$11,503

Disclosed at fair value:
Senior unsecured notes and term loans	Level 3	$2,966,215	$2,829,574

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Stock-Based Compensation
Aggregate stock-based compensation charges were $7.0 million and $8.3 million during the three months ended March 31, 2023 and 2022, respectively. Routine stock-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Condensed Consolidated Statements of Operations. As of March 31, 2023, there was $41.6 million of unrecognized stock-based compensation expense related to stock options and restricted stock units, which will be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units Activity
The following table provides a summary of restricted stock unit (RSU) activity for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
	Number of Time-Based RSUs	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based RSUs(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2022	687,667	$19.5	249,447	$7.1
Granted	406,062		107,177
Market-performance adjustment(3)	—		(10,834)
Vested	(181,204)		(52,962)
Forfeited	(18,261)		(6,477)
Non-vested as of March 31, 2023	894,264	$25.4	286,351	$8.1
Shares vested, but not released(1)	46,890	$1.3	—	$—
Total outstanding restricted stock units	941,154	$26.7	286,351	$8.1
(1)For certain vested RSUs, common stock issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. These 46,890 RSUs belong to an active member of the Board of Directors and the date of issuance is therefore unknown at this time. The weighted average grant date fair value of these units is $8.42 per unit.
(2)The number of market performance-based RSUs are reflected within this table based upon the number of shares of common stock issuable upon achievement of the performance metric at target.
(3)Represents the decrease in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period. In January 2023, following the completion of the applicable market-performance period, the Compensation Committee determined that the 47th percentile had been achieved for the 2020 awards and, accordingly, 52,962 units vested immediately, representing a vesting percentage of 83.0%.

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
The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2023 was $31.03 per unit. During the three months ended March 31, 2023, the weighted average grant date fair value of vested and converted restricted stock units was $29.58 and forfeited restricted stock units was $28.16. The weighted average grant date fair value of non-vested restricted stock units was $29.07 and $28.15 per unit as of March 31, 2023 and December 31, 2022, respectively.
OP Units Activity

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides a summary of the OP unit activity for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2022	160,182	$4.5	462,815	$13.1
Granted	127,637		193,560
Market-performance adjustment(1)	—		(23,959)
Vested	(53,498)		(116,983)
Non-vested as of March 31, 2023	234,321	$6.7	515,433	$14.7
Shares vested, but not released	228,456	$6.5	—	$—
Total outstanding OP units	462,777	$13.2	515,433	$14.7
(1) Represents the decrease in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period. In January 2023, following the completion of the applicable market-performance period, the Compensation Committee determined that the 47th percentile had been achieved for the 2020 awards and, accordingly, 116,983 units vested immediately, representing a vesting percentage of 83.0%.

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
The weighted average grant date fair value of OP units granted during the three months ended March 31, 2023 was $33.52 per unit. During the three months ended March 31, 2023, the weighted average grant date fair value of vested OP units was $29.60. The weighted average grant date fair value of non-vested OP units was $30.61 and $29.39 per unit as of March 31, 2023 and December 31, 2022, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Stock Options Activity
The following table provides a summary of stock option activity for the three months ended March 31, 2023:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2022	105,498	$9.81	3.6
Granted	—	$—
Exercised	—	$9.81
Forfeited or expired	—	$—
Outstanding as of March 31, 2023	105,498	$9.81	3.4

Exercisable as of March 31, 2023	105,498	$9.81	3.4

Options	Shares (In thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2021	206,298	$9.81	2.9
Granted	—	—
Exercised	(40,900)	9.81
Forfeited or expired	—	—
Outstanding as of March 31, 2022	165,398	9.81	3.1

Exercisable as of March 31, 2022	165,398	$9.81	3.1
All outstanding stock options were vested as of December 31, 2022.
7. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 and March 31, 2022 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three months ended March 31, 2023 and March 31, 2022, the effective tax rate was impacted by the loss generated by our foreign operations.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal environmental liabilities in accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state,

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded contingent liabilities as of March 31, 2023. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of March 31, 2023 and December 31, 2022. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
9. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Pension and other postretirement benefits:
Gain arising during the period	$698	$62
Amortization of prior service cost (1)	—	5
Total pension and other postretirement benefits, net of tax	$698	$67

Foreign currency translation adjustments:
Cumulative translation adjustment	$10,801	$(12,506)
Derivative net investment hedges	(10,622)	23,692
Total foreign currency translation adjustments	$179	$11,186

Designated derivatives:
Cash flow hedge derivatives	$(8,564)	(4,325)
Net amount reclassified from AOCI to net loss	(4,000)	4,476
Total unrealized (loss) gain on derivative contracts	$(12,564)	$151
Total change in other comprehensive loss	$(11,687)	$11,404
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying condensed consolidated statements of operations.

10. Segment Information
Our principal operations are organized into three reportable segments: Warehouse, Transportation and Third-party managed. The details of these segments remain materially unchanged from those disclosed in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC. Our reportable segments are strategic business units separated by service offerings. Each reportable segment is managed separately and requires different operational and marketing strategies. The accounting polices used in the preparation of our reportable segments financial information are the same as those used in the preparation of our condensed consolidated financial statements.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table presents segment revenues and contributions with a reconciliation to loss before income taxes for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Segment revenues:
Warehouse	$595,052	$540,925
Transportation	68,078	78,910
Third-party managed	13,359	85,860
Total revenues	676,489	705,695

Segment contribution:
Warehouse	174,827	146,258
Transportation	11,660	8,529
Third-party managed	1,079	3,501
Total segment contribution	187,566	158,288

Reconciling items:
Depreciation and amortization	(85,024)	(82,620)
Selling, general and administrative	(62,855)	(57,602)
Acquisition, litigation and other, net	(7,147)	(10,075)
Loss from sale of real estate	(191)	—
Interest expense	(34,423)	(25,773)
Loss on debt extinguishment, modifications and termination of derivative instruments	(545)	(616)
Other income, net	1,433	2,357
Loss from partially owned entities	(3,029)	(2,112)
Loss before income taxes	$(4,215)	$(18,153)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table details our assets by reportable segments, with a reconciliation to total assets reported for each of the periods presented in the accompanying Condensed Consolidated Balance Sheets (in thousands).

	March 31, 2023	December 31, 2022
Assets:
Warehouse	$7,717,279	$7,736,704
Transportation	198,014	205,653
Third-party managed	23,057	25,997
Total segments assets	7,938,350	7,968,354

Reconciling items:
Investments in partially owned entities	96,717	78,926
Corporate assets	36,651	57,281
Total reconciling items	133,368	136,207
Total assets	$8,071,718	$8,104,561
11. Loss per Common Share
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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding – basic	270,230	269,164
Dilutive effect of stock-based awards	—	—
Weighted average common shares outstanding – diluted	270,230	269,164
For the three months ended March 31, 2023 and the three months ended March 31, 2022, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for both periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended March 31,
	2023	2022
Employee stock options	—	202
Restricted stock units	57	1,295
OP units	51	494
	108	1,991
12. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2023 and 2022 by segment and geographic region (in thousands):

	Three Months Ended March 31, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$219,081	$20,545	$17,665	$1,702	$258,993
Warehouse services(1)	261,632	26,356	34,372	1,285	323,645
Transportation	35,381	23,406	8,672	619	68,078
Third-party managed	7,563	—	5,796	—	13,359
Total revenues (2)	523,657	70,307	66,505	3,606	664,075
Lease revenue (3)	11,050	1,364	—	—	12,414
Total revenues from contracts with all customers	$534,707	$71,671	$66,505	$3,606	$676,489

	Three Months Ended March 31, 2022
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$181,939	$17,355	$16,721	$2,950	$218,965
Warehouse services(1)	238,169	32,197	39,202	1,600	311,168
Transportation	37,493	34,106	6,860	451	78,910
Third-party managed	80,820	—	5,040	—	85,860
Total revenues (2)	538,421	83,658	67,823	5,001	694,903
Lease revenue (3)	9,313	1,479	—	—	10,792
Total revenues from contracts with all customers	$547,734	$85,137	$67,823	$5,001	$705,695
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled less than $0.1 million and $3.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
For arrangements containing non-cancellable contract terms, any variable consideration related to storage renewals or incremental handling charges above stated minimums are 100% constrained and not included in the aggregate amount of the transaction price allocated to the unsatisfied performance obligations disclosed below, given the degree in difficulty in estimation. Payment terms are generally 0 - 30 days upon billing, which is typically monthly, either in advance or subsequent to the performance of services. The same payment terms typically apply for arrangements containing variable consideration.
The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
As of March 31, 2023, the Company had $649.7 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 24% of these remaining performance obligations as revenue in 2023, and the remaining 76% to be recognized over a weighted average period of 11.3 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2023, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $402.1 million and $421.1 million as of March 31, 2023 and December 31, 2022, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $32.9 million and $32.0 million as of March 31, 2023 and December 31, 2022, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 has been recognized as of March 31, 2023, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
13. Subsequent Events
On April 26, 2023, Americold Realty Trust, Inc. (the “Company”) began to receive evidence that its computer network was affected by a cybersecurity incident. The Company immediately implemented containment measures and took operations offline to secure its systems and reduce disruption to its business and customers. The Company has launched a review of the nature and scope of the incident, is working closely with cybersecurity experts and legal counsel, and has reported the matter to law enforcement. The Company is taking action to resume normal operations at impacted facilities so that it can continue to support customers.

The security and the privacy of data remain a priority at the Company. The Company will continue to take appropriate measures to further safeguard the integrity of its information technology infrastructure, data and customer information. The Company is currently assessing the impact to its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Management’s Overview
We are a global leader in temperature-controlled logistics, real estate and value added services, and are focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of March 31, 2023, we operated a global network of 243 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 196 warehouses in North America, 27 in Europe, 18 warehouses in Asia-Pacific, and two warehouses in South America. We view and manage our business through three primary business segments: warehouse, third-party managed and transportation. In addition, we hold four minority interests in joint ventures, one with SuperFrio which owns or operates 37 temperature-controlled warehouses in Brazil, one with Comfrio which owns or operates 28 temperature-controlled warehouses in Brazil, one with LATAM which owns two temperature-controlled warehouses in Chile, and one with the RSA JV, which owns one temperature-controlled warehouse in Dubai.
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
Transportation. We charge transportation fees, which may also include fuel and capacity surcharges, to our customers for whom we arrange the transportation of their products. Cost of operations for our transportation segment consists primarily of third-party carrier charges, which are impacted by factors affecting those carriers, including driver and equipment availability in certain markets. Additionally, in certain markets we employ drivers and assets to serve our customers. Costs to operate these assets include wages, fuel, tolls, insurance and maintenance.
Third-Party Managed. We receive a reimbursement of substantially all expenses for warehouses that we manage on behalf of third-party owners, with all reimbursements recognized as revenues under the relevant accounting guidance. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs. Cost of operations for our third-party managed segment is reimbursed on a pass-through basis. During the fourth quarter of 2022, we strategically transitioned the management of our largest third-party managed customer’s warehouses to a new third-party provider, and those operations ceased. As part of this transition, we agreed to continue to process certain costs for the related employee benefits for this customer, and will receive reimbursement for all such costs.
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

Our corporate-level acquisition, litigation and other, net consists of costs that we view outside of selling, general and administrative expenses with a high level of variability from period-to-period, and include the following: acquisition and integration related costs, Project Orion costs, litigation costs incurred in order to defend ourselves from litigation charges outside of the normal course of business and related settlement costs, certain severance costs, terminated site operations costs, cyber incident related costs and other costs relate to insurance claims, including deductibles, and related recoveries.

Key Factors Affecting Our Business and Financial Results

Formation of Middle Eastern Joint Venture
On February 28, 2023, the Company purchased a 49% equity interest in a newly formed entity, RSA Cold Holdings Limited (the “RSA JV”), in a transaction that is accounted for as a joint venture. In exchange for our equity interest, the Company paid $4.0 million in total. RSA Cold Holdings Limited contributed their Dubai cold storage business, which consists of a single cold storage warehouse, in exchange for the remaining 51% equity interest in the joint venture. As a result of this transaction, we recognized our subsidiary’s 49% equity investment in the RSA JV at its estimated fair value of $4.0 million within “Investments in partially owned entities” on the Condensed Consolidated Balance Sheets. Under the terms of the JV agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the RSA JV starting August 28, 2025, with the exercise price to be set as the fair market value of the shares on the exercise date.
Market Conditions and COVID-19
The three months ended March 31, 2022 were negatively impacted by the contributory effects of the COVID-19 pandemic and the resulting disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market, which impacts associate turnover, availability and cost; and (iv) the level of inflation on the cost to provide our services. Over the last twelve months, there have been gradual improvements in food production and the food supply chain has begun to recover storage levels, reaching pre-COVID-19 pandemic levels. While our business continues to be impacted by rising inflationary pressures, we believe we are well-situated due to our strong financial position, our contractual rate escalations paired with our ability to pass along the impacts of inflationary pressures and costs outside of our control to our customers.
Refer to “Item 1A - Risk Factors” of our 2022 Annual Report on Form 10-K as filed with the SEC.
Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenue and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. The timing of Easter fluctuates between the first and second quarter of the year, however, on average the first and second quarter revenue and NOI are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. The external temperature reaches annual peaks for a majority of our portfolio during the third quarter of the year resulting in increased power expense that negatively impacts NOI, and moderates during the fourth quarter. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues.
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
The following table shows a comparison of underlying average exchange rates of the foreign currencies that impacted our U.S. dollar-reported revenues and expenses during the periods discussed herein, together with a comparison against the exchange rates of such currencies at the end of the applicable periods presented herein. The rates below represent the U.S. dollar equivalent of one unit of the respective foreign currency. Amounts presented in constant currency within our results of operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period, rather than the actual exchange rates in effect during the respective period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the reader to understand the impact of the underlying operations in addition to the impact of changing foreign exchange rates.

	Foreign exchange rates as of March 31, 2023	Average foreign exchange rates used to translate actual operating results for the three months ended March 31, 2023	Foreign exchange rates as of March 31, 2022	Prior period average foreign exchange rates used to adjust actual operating results for the three months ended March 31, 2023(1)
Argentinian peso	0.005	0.005	0.009	0.009
Australian dollar	0.669	0.684	0.748	0.724
Brazilian real	0.198	0.193	0.211	0.192
British Pound	1.234	1.215	1.314	1.342
Canadian dollar	0.740	0.740	0.800	0.789
Chilean Peso	0.001	0.001	0.001	0.001
Euro	1.084	1.073	1.107	1.122
New Zealand dollar	0.626	0.630	0.695	0.676
Poland Zloty	0.232	0.228	0.238	0.243

(1)Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.
Focus on Our Operational Effectiveness and Cost Structure
During 2022, we initiated Project Orion in order to further enhance our operational effectiveness, and to integrate the acquisitions completed over the last several years. For further information regarding Project Orion, refer to our consolidated financial statements included in our 2022 Annual Report on Form 10-K as filed with the SEC. We continuously seek to execute on various initiatives aimed at streamlining our business processes and reducing our cost structure, including: realigning and centralizing key business processes and fully integrating acquired assets and businesses; implementing standardized operational processes; integrating and launching new information technology tools and platforms; instituting key health, safety, leadership and training programs; and capitalizing on the purchasing power of our network. Through the realignment of our business processes, we have acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
Additionally, temperature-controlled warehouses utilize refrigeration condensers to maintain their environments, which rely on a steady supply of water. We have implemented rainwater harvesting in certain locations as a sustainable method for reducing municipal water demand. Rainwater harvesting also reduces wastewater treatment costs as well as storm water runoff.
As part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, the exit of certain managed warehouse agreements. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Historically Significant Customer

For the three months ended March 31, 2022, one customer accounted for more than 10% of our total revenues. The substantial majority of this customer’s business related to our third-party managed segment. The Company and this customer transitioned the management of this customer’s warehouses to a new third-party provider during the fourth quarter of 2022, and we are no longer serving this customer in the third-party managed segment. For the three months ended March 31, 2022, revenues attributable to this customer were $78.1 million. Of the revenues received from this customer, $75.2 million represented reimbursements for certain expenses we incurred during the three months ended March 31, 2022, and were offset by matching expenses included in our third-party managed cost of operations.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year of the prior calendar year (e.g. January 1, 2022) and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended March 31, 2023 includes all properties that we owned or leased at January 2, 2023 which had both been owned or leased and had reached “normalized operations” by January 2, 2023.
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
The following table shows the number of same-store warehouses in our portfolio as of March 31, 2023. The number of warehouses owned or operated in as of March 31, 2023 and excluded as same-store warehouses for the period ended March 31, 2023 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	243
Same Store Warehouses	221
Non-Same Store Warehouses (1)	17
Third-Party Managed Warehouses	5
(1) The non-same store facility count of 17 includes a facility acquired through the De Bruyn Cold Storage acquisition on July 1, 2022, a facility previously leased that we bought during the third quarter of 2022, one recently leased warehouse in Australia, one facility previously leased that we bought during the second quarter of 2022, one warehouse which we ceased operations within as it is being prepared for lease to a third-party, a leased facility in which we ceased operations during the fourth quarter of 2022 in anticipation of the upcoming lease maturity, a facility pending sale negotiations, and 10 warehouses in expansion or redevelopment.
As of March 31, 2023, our portfolio consisted of 243 total warehouses, including 238 within the warehouse segment and five in the third-party managed segment. In addition, we hold minority interests in four joint ventures, one with Superfrio, which owns or operates 37 temperature-controlled warehouses in Brazil, one with Comfrio, which owns or operates 28 temperature-controlled warehouses in Brazil, one with LATAM, which owns two temperature-controlled warehouses in Chile, and one with the RSA JV, which owns one temperature-controlled warehouse in Dubai. These joint ventures are not included in the table above.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended March 31, 2023 and 2022
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$271,407	$275,912	$229,757	18.1%	20.1%
Warehouse services	323,645	328,600	311,168	4.0%	5.6%
Total warehouse segment revenues	595,052	604,512	540,925	10.0%	11.8%

Power	36,048	37,099	33,035	9.1%	12.3%
Other facilities costs (2)	60,800	61,773	56,572	7.5%	9.2%
Labor	258,541	262,523	244,160	5.9%	7.5%
Other services costs (3)	64,836	65,754	60,900	6.5%	8.0%
Total warehouse segment cost of operations	$420,225	$427,149	$394,667	6.5%	8.2%

Warehouse segment contribution (NOI)	174,827	177,363	146,258	19.5%	21.3%
Warehouse rent and storage contribution (NOI) (4)	174,559	177,040	140,150	24.6%	26.3%
Warehouse services contribution (NOI) (5)	268	323	6,108	(95.6)%	(94.7)%

Total warehouse segment margin	29.4%	29.3%	27.0%	234 bps	230 bps
Rent and storage margin(6)	64.3%	64.2%	61.0%	332 bps	317 bps
Warehouse services margin(7)	0.1%	0.1%	2.0%	-188 bps	-186 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.4 million and $10.6 million, on an actual basis, for the first quarter of 2023 and 2022, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.6 million and $3.1 million, on an actual basis, for the first quarter of 2023 and 2022, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $595.1 million for the three months ended March 31, 2023, an increase of $54.1 million, or 10.0%, compared to $540.9 million for the three months ended March 31, 2022. On a constant currency basis, our warehouse segment revenues were $604.5 million for the three months ended March 31, 2023, an increase of $63.6 million, or 11.8%, from the three months ended March 31, 2022. This growth was driven by $63.9 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a slight decline in throughput. Non-same store revenue was flat on a constant currency basis, due to exits of leased facilities during 2022, offset by an increase in occupancy, recently completed expansion and developments, and the De Bruyn acquisition. The foreign currency translation of revenues earned by our foreign operations had a $9.5 million unfavorable impact during the three months ended March 31, 2023, which was mainly driven by the strengthening of the U.S. dollar against our foreign subsidiaries’ currencies.
Warehouse segment cost of operations was $420.2 million for the three months ended March 31, 2023, an increase of $25.6 million, or 6.5%, compared to the three months ended March 31, 2022. On a constant currency basis, our warehouse segment cost of operations was $427.1 million for the three months ended March 31, 2023, an increase of $32.5 million, or 8.2%, from the three months ended March 31, 2022. The cost of operations for our same store pool increased $25.8 million on a constant currency basis, primarily driven by higher labor, power and other facilities costs, reflective of inflationary pressure. Approximately $6.7 million of the increase, on a constant currency basis, was related to growth in our recently completed expansions and developments and the De Bruyn acquisition in our non-same store pool. These increases are offset by the foreign currency translation of expenses incurred by our foreign operations which had an $6.9 million favorable impact during the three months ended March 31, 2023.
For the three months ended March 31, 2023, warehouse segment contribution (NOI), increased $28.6 million, or 19.5%, to $174.8 million for the first quarter of 2023 compared to $146.3 million for the first quarter of 2022. On a constant currency basis, warehouse segment NOI increased 21.3% from the three months ended March 31, 2022. The NOI for our same store pool increased $38.1 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. Warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they incur pre-launch costs or costs as they ramp to stabilization, partially offset by the NOI from the De Bruyn acquisition and lease buyouts. The foreign currency translation of our results of operations had a $2.5 million unfavorable impact to warehouse segment NOI period-over-period due to the strengthening of the U.S. dollar.
Same Store and Non-Same Store Results
We had 221 same stores for the three months ended March 31, 2023. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to our recently completed expansion and development projects not yet stabilized, the acquisition of De Bruyn Cold Storage, one temporarily leased warehouse, previously leased facilities purchased during 2022 and idled facilities are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of same store sites	221		221	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$258,694	$262,734	$219,329	17.9%	19.8%
Warehouse services	315,033	319,579	299,118	5.3%	6.8%
Total same store revenues	573,727	582,313	518,447	10.7%	12.3%
Same store cost of operations:
Power	33,253	34,185	30,244	9.9%	13.0%
Other facilities costs	56,477	57,336	51,844	8.9%	10.6%
Labor	245,260	248,899	232,970	5.3%	6.8%
Other services costs	57,175	58,011	57,618	(0.8)%	0.7%
Total same store cost of operations	$392,165	$398,431	$372,676	5.2%	6.9%

Same store contribution (NOI)	$181,562	$183,882	$145,771	24.6%	26.1%
Same store rent and storage contribution (NOI)(2)	$168,964	$171,213	$137,241	23.1%	24.8%
Same store services contribution (NOI)(3)	$12,598	$12,669	$8,530	47.7%	48.5%

Total same store margin	31.6%	31.6%	28.1%	353 bps	346 bps
Same store rent and storage margin(4)	65.3%	65.2%	62.6%	274 bps	259 bps
Same store services margin(5)	4.0%	4.0%	2.9%	115 bps	111 bps

	Three Months Ended March 31,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of non-same store sites(6)	17		19	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$12,713	$13,178	$10,428	n/r	n/r
Warehouse services	8,612	9,021	12,050	n/r	n/r
Total non-same store revenues	21,325	22,199	22,478	n/r	n/r
Non-same store cost of operations:
Power	2,795	2,914	2,791	n/r	n/r
Other facilities costs	4,323	4,437	4,728	n/r	n/r
Labor	13,281	13,624	11,190	n/r	n/r
Other services costs	7,661	7,743	3,282	n/r	n/r
Total non-same store cost of operations	$28,060	$28,718	$21,991	n/r	n/r

Non-same store contribution (NOI)	$(6,735)	$(6,519)	$487	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$5,595	$5,827	$2,909	n/r	n/r
Non-same store services contribution (NOI)(3)	$(12,330)	$(12,346)	$(2,422)	n/r	n/r

Total non-same store margin	(31.6)%	(29.4)%	2.2%	n/r	n/r
Non-same store rent and storage margin(4)	44.0%	44.2%	27.9%	n/r	n/r
Non-same store services margin(5)	(143.2)%	(136.9)%	(20.1)%	n/r	n/r

	Three Months Ended March 31,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Total warehouse segment revenues	$595,052	$604,512	$540,925	10.0%	11.8%
Total warehouse cost of operations	$420,225	$427,149	$394,667	6.5%	8.2%
Total warehouse segment contribution	$174,827	$177,363	$146,258	19.5%	21.3%
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
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,		Change
Units in thousands except per pallet and site number data - unaudited	2023	2022
Number of same store sites	221	221	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	4,359	4,012	8.6%
Economic occupancy percentage	84.6%	77.1%	748 bps
Same store rent and storage revenues per economic occupied pallet	$59.35	$54.66	8.6%
Constant currency same store rent and storage revenues per economic occupied pallet	$60.28	$54.66	10.3%

Physical occupancy(2)
Average physical occupied pallets	4,018	3,649	10.1%
Average physical pallet positions	5,154	5,205	(1.0)%
Physical occupancy percentage	78.0%	70.1%	786 bps
Same store rent and storage revenues per physical occupied pallet	$64.38	$60.10	7.1%
Constant currency same store rent and storage revenues per physical occupied pallet	$65.39	$60.10	8.8%

Same store warehouse services:
Throughput pallets (in thousands)	9,234	9,382	(1.6)%
Same store warehouse services revenues per throughput pallet	$34.12	$31.88	7.0%
Constant currency same store warehouse services revenues per throughput pallet	$34.61	$31.88	8.6%

Number of non-same store sites(3)	17	19	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	194	162	n/r
Economic occupancy percentage	73.6%	69.8%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$65.57	$64.29	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$67.97	$64.29	n/r

Physical occupancy(2)
Average physical occupied pallets	172	155	n/r
Average physical pallet positions	263	232	n/r
Physical occupancy percentage	65.2%	66.9%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$74.04	$67.15	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$76.75	$67.15	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	419	478	n/r
Non-same store warehouse services revenues per throughput pallet	$20.56	$25.23	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$21.54	$25.23	n/r

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
Economic occupancy for our same store pool was 84.6% for the three months ended March 31, 2023, an increase of 748 basis points compared to 77.1% for the quarter ended March 31, 2022. Economic occupancy growth as compared to the prior year was due to improvements in customer service initiatives, as well as our customers increase in food production levels, which is benefiting from the improved labor market. Same store rent and storage revenues per economic occupied pallet increased 8.6% period-over-period, primarily driven by our pricing initiative, contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 10.3% period-over-period. Our economic occupancy for our same store pool for the three months ended March 31, 2023 was 661 basis points higher than our corresponding average physical occupancy of 78.0%.
Throughput pallets for our same store pool was 9.2 million pallets for the three months ended March 31, 2023, a decrease of 1.6% from 9.4 million pallets for the three months ended March 31, 2022. This decrease was the result of a slight decline in end-consumer demand as basket sizes decreased due to the broader economic slowdown and a slight change in business mix. Same store warehouse services revenue per throughput pallet increased 7.0% compared to the prior year primarily as a result of our pricing initiative and contractual rate escalations, offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 8.6% compared to the prior year.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$68,078	$71,255	$78,910	(13.7)%	(9.7)%
Transportation cost of operations	56,418	59,305	70,381	(19.8)%	(15.7)%
Transportation segment contribution (NOI)	$11,660	$11,950	$8,529	36.7%	40.1%

Transportation margin	17.1%	16.8%	10.8%	632 bps	596 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $68.1 million for the three months ended March 31, 2023, a decrease of $10.8 million, or 13.7%, compared to $78.9 million for the three months ended March 31, 2022. The decrease was primarily due to the softening of transportation demand in the general macro-environment and the unfavorable impact of foreign currency translation, partially offset by higher rates in our consolidation business, acquisitions and expansions in Australia, and the higher revenue associated with brokered transportation costs, and inflation in wage and fuel rates.
Transportation cost of operations was $56.4 million for the three months ended March 31, 2023, a decrease of $14.0 million, or 19.8%, compared to $70.4 million for the three months ended March 31, 2022. The decrease was due to the softening of transportation demand in the general macro-environment which has also resulted in lower carrier costs, lower volume in certain foreign market operations and the favorable impact of foreign currency translation, partially offset by the acquisitions mentioned above.
Transportation segment contribution (NOI) was $11.7 million for the three months ended March 31, 2023, an increase of 36.7% compared to the three months ended March 31, 2022. Transportation segment margin increased 632 basis points from the three months ended March 31, 2022, to 17.1%. The increase in margin was primarily due to rate increases.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of managed sites	5		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$13,359	$13,769	$85,860	(84.4)%	(84.0)%
Third-party managed cost of operations	12,280	12,620	82,359	(85.1)%	(84.7)%
Third-party managed segment contribution	$1,079	$1,149	$3,501	(69.2)%	(67.2)%

Third-party managed margin	8.1%	8.3%	4.1%	400 bps	427 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues were $13.4 million for the three months ended March 31, 2023, a decrease of $72.5 million, or 84.4%, compared to $85.9 million for the three months ended March 31, 2022. On a constant currency basis, third-party managed revenues were $13.8 million for the three months ended March 31, 2023, a decrease of $72.1 million, or 84.0%, from the three months ended March 31, 2022.
Third-party managed cost of operations was $12.3 million for the three months ended March 31, 2023, a decrease of $70.1 million, or 85.1%, compared to $82.4 million for the three months ended March 31, 2022.
Third-party managed segment contribution (NOI) was $1.1 million for the three months ended March 31, 2023, a decrease of $2.4 million, or 69.2%, compared to $3.5 million for the three months ended March 31, 2022. The decreases in revenue, cost, and NOI were primarily due to the strategic exit of operations of our historically largest domestic customer in this segment.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $85.0 million for the three months ended March 31, 2023, an increase of $2.4 million, or 2.9%, compared to $82.6 million for the three months ended March 31, 2022. This increase was primarily due to the impact of our recently completed expansion and developments and partially offset by the favorable impact of foreign currency translation.

Selling, general and administrative. Corporate-level selling, general and administrative expenses were $62.9 million for the three months ended March 31, 2023, an increase of $5.3 million, or 9.1%, compared to $57.6 million for the three months ended March 31, 2022. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by higher travel and conference expenses that resumed in 2023 and timing of professional fees, which is partially offset by a decrease in stock-based compensation in connection with the November 2021 retention grant, a significant portion of which vested in November 2022.
Acquisition, litigation and other, net. Corporate-level acquisition, litigation and other, net expenses were $7.1 million for the three months ended March 31, 2023, a decrease of $2.9 million compared to the three months ended March 31, 2022. During the three months ended March 31, 2023, we incurred $3.4 million of severance primarily due to the realignment of certain international operations, $1.9 million of implementation costs related to Project Orion, and $1.8 million of acquisition and integration related costs. Refer to Note 3 of the Condensed Consolidated Financial Statements for details. During the three months ended March 31, 2022, we incurred $6.3 million of acquisition and integration related expenses, an aggregate $2.6 million of severance related expenses due to the realignment of certain international operations and leadership changes and $1.2 million of litigation fees.
Other Expense and Income
The following table presents other items of expense and income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Change
	2023	2022	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(34,423)	$(25,773)	33.6%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(545)	$(616)	(11.5)%
Other, net	$1,433	$2,357	(39.2)%
Loss from investments in partially owned entities	$(3,029)	$(2,112)	43.4%

n/r=not relevant
Interest expense. Interest expense was $34.4 million for the three months ended March 31, 2023, an increase of $8.7 million, or 33.6%, compared to $25.8 million for the three months ended March 31, 2022. Our effective interest rate of our outstanding debt increased from 3.06% in the first quarter of 2022 to 4.08% in the first quarter of 2023, primarily due to the rising interest rates associated with our floating rate borrowings under our Senior Unsecured Credit Facility, as well as higher outstanding borrowings, partially offset by the impact of our interest rate swaps.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications, and termination of derivative instruments was $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The three months ended March 31, 2023 and 2022 is related to the amortization of fees paid for the termination of interest rate swaps in each of the periods. These interest rate swaps were terminated in 2020 and will amortize through 2024.

Other, net. Other, net income was $1.4 million for the three months ended March 31, 2023, a decrease of $0.9 million, compared to $2.4 million for the three months ended March 31, 2022. This is primarily due to an increase in non-service pension costs due to a reduction in the assumed long-term rate of return on the pension asset, and an increase in loss on asset disposals compared to 2022. This is partially offset by an increase in interest income earned from the loan to our Comfrio joint venture.
Loss from investments in partially owned entities. Loss from investments in partially owned entities was $3.0 million and $2.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase is primarily driven by higher interest expense incurred by our joint ventures driven by rising interest rates.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended March 31, 2023 was $1.6 million, an increase of $0.9 million from an income tax benefit of $0.7 million for the three months ended March 31, 2022. The change in income tax benefit was primarily attributable to the losses generated by our foreign operations for the three months ended March 31, 2023.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, litigation and other, net, goodwill and other non-core impairment (when applicable), loss on debt extinguishment, modifications and termination of derivative instruments and foreign currency exchange loss. We also adjust for the impact of Core FFO attributable to partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, amortization of above or below market leases, non-real estate asset impairment, straight-line net rent, benefit or expense from deferred income taxes, stock-based compensation expense, non-real estate depreciation and amortization and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities and operating results from business segments which are not core to our long term business strategy and we intend to divest. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended March 31,
	2023	2022
Net loss	$(2,571)	$(17,445)
Adjustments:
Real estate related depreciation	54,541	52,200
Loss on sale of real estate	191	—
Net loss on asset disposals	—	63
Our share of reconciling items related to partially owned entities	903	1,033
NAREIT Funds from operations applicable to common stockholders	$53,064	$35,851
Adjustments:
Net loss (gain) on sale of non-real estate assets	420	(235)
Acquisition, litigation and other, net	7,147	10,075
Loss on debt extinguishment, modifications and termination of derivative instruments	545	616
Foreign currency exchange gain	(458)	(325)
Our share of reconciling items related to partially owned entities	128	347
Core FFO applicable to common stockholders	60,846	46,329
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,240	1,146
Amortization of below/above market leases	402	508
Straight-line net rent	(491)	204
Deferred income taxes benefit	(3,621)	(1,889)
Stock-based compensation expense	6,970	8,349
Non-real estate depreciation and amortization	30,483	30,420
Maintenance capital expenditures (a)	(16,244)	(16,106)
Our share of reconciling items related to partially owned entities	304	(107)
Adjusted FFO applicable to common stockholders	$79,889	$68,854
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
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, litigation and other, net, loss from investments in partially owned entities, impairment of indefinite and long-lived assets (when applicable), foreign currency exchange loss or gain, stock-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, net gain on other asset disposals, reduction in EBITDAre from partially owned entities, and operating results from business segments which are not core to our long term business strategy and we intend to divest. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2023	2022
Net loss	$(2,571)	$(17,445)
Adjustments:
Depreciation and amortization	85,024	82,620
Interest expense	34,423	25,773
Income tax benefit	(1,644)	(708)
Loss on sale of real estate	191	—
Adjustment to reflect share of EBITDAre of partially owned entities	2,883	3,198
NAREIT EBITDAre	$118,306	$93,438
Adjustments:
Acquisition, litigation, and other, net	7,147	10,075
Loss on partially owned entities	3,029	2,112
Foreign currency exchange gain	(458)	(325)
Stock-based compensation expense	6,970	8,349
Loss on debt extinguishment, modifications, and termination of derivative instruments	545	616
Loss (gain) on other asset disposals	420	(172)
Reduction in EBITDAre from partially owned entities	(2,883)	(3,198)
Core EBITDA	$133,076	$110,895

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
We are a well-known seasoned issuer with an effective shelf registration statement filed on March 17, 2023, which registered an indeterminate amount of common shares, preferred shares, depositary shares and warrants, as well as debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We may use the proceeds for general corporate purposes, which may include the repayment of outstanding indebtedness, the funding of development, expansion and acquisition opportunities and to increase working capital.

On March 17, 2023, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM equity program. Sales of our common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common stock pursuant to the 2023 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There was no activity under the 2023 ATM Equity Program during the three months ended March 31, 2023.
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
Our bad debt expense was $0.7 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we maintained bad debt allowances of approximately $17.4 million, which we believed to be adequate.

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
For further information regarding dividends and distributions, refer to our consolidated financial statements included in our 2022 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2023 (in thousands):

Debt Summary:
Fixed rate(1)	$2,592,875
Variable rate - unhedged	610,500
Total mortgage notes, senior unsecured notes, term loans and borrowings under revolving line of credit	3,203,375

Sale-leaseback financing obligations	168,919
Financing lease obligations	78,421
Total debt and debt-like obligations	$3,450,715

Percent of total debt and debt-like obligations:
Fixed rate	82%
Variable rate	18%

Effective interest rate as of March 31, 2023	4.08%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CDOR, SONIA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2023, our debt had a weighted average term to maturity of approximately 5.9 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 3 and Note 4 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 9 to our consolidated financial statements included in our 2022 Annual Report on Form 10-K as filed with the SEC.

Aggregate future repayments of indebtedness
The aggregate maturities of indebtedness as of March 31, 2023 for each of the next five years and thereafter, are as follows (in thousands):

Twelve Months Ending March 31:
2024	$—
2025	—
2026	200,000
2027	985,500
2028	454,950
Thereafter	1,562,925
Aggregate principal amount of indebtedness	3,203,375
Less: unamortized deferred financing costs	(12,434)
Total indebtedness, net of deferred financing costs	$3,190,941
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
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$14,899	$13,864
Personal property	325	974
Information technology	1,020	1,268
Maintenance capital expenditures(1)	$16,244	$16,106

Maintenance capital expenditures per cubic foot	$0.011	$0.011
(1) Excludes $2.2 million and $1.8 million of deferred acquisition maintenance capital expenditures incurred for the three months ended March 31, 2023 and 2022, respectively.
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The increase in costs is due to rising inflationary pressures. The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$8,802	$8,843
Personal property	19,966	14,446
Repair and maintenance expenses	$28,768	$23,289

Repair and maintenance expenses per cubic foot	$0.020	$0.016
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

Acquisitions
For information regarding acquisitions completed during 2022, refer to our 2022 Annual Report on Form 10-K which includes details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the three months ended March 31, 2023 are primarily driven by $2.7 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $5.1 million for the Spearwood, Australia expansion, $4.8 million related to our Russellville expansion and $3.7 million related to Atlanta Major Market Strategy Phase 2. During the three months ended March 31, 2023, we also incurred capitalized interest of $3.4 million and capitalized insurance, property taxes, and compensation and travel expense aggregating to $1.9 million related to our ongoing expansion and development projects.
Expansion and development initiatives also include $2.2 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Finally, we incurred approximately $4.9 million during the three months ended March 31, 2023 for contemplated future expansion or development projects.
The decrease in costs from the three months ended March 31, 2022 to the three months ended March 31, 2023 is due to fewer outstanding expansion and development projects as compared to the prior year.
The following table sets forth our acquisition, expansion and development capital expenditures for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Expansion and development initiatives	28,723	57,918
Information technology	1,613	741
Growth and expansion capital expenditures	$30,336	$58,659
Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$41,481	$15,586
Net cash used in investing activities	$(87,592)	$(94,244)
Net cash provided by financing activities	$38,867	$46,256

Operating Activities
For the three months ended March 31, 2023, our net cash provided by operating activities was $41.5 million, an increase of $25.9 million, compared to $15.6 million for the three months ended March 31, 2022. The increase is primarily due to an increase in segment contribution, partially offset by higher selling, general and administrative expenses.
Investing Activities

Our net cash used in investing activities was $87.6 million for the three months ended March 31, 2023 compared to $94.2 million for the three months ended March 31, 2022. Additions to property, buildings and equipment were $69.3 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $18.4 million in a loan to the Comfrio joint venture as well as minority equity interest in the RSA joint venture.
Net cash used in investing activities was $94.2 million for the three months ended March 31, 2022 related to cash used for additions to property, buildings and equipment of $93.0 million reflecting maintenance capital expenditures and investments in the Ahold, Atlanta, Dunkirk, Dublin, Barcelona, Spearwood and Russellville expansion and development projects. Additionally, we invested $1.9 million of cash in the SuperFrio joint venture.
Financing Activities
Net cash provided by financing activities was $38.9 million for the three months ended March 31, 2023 compared to $46.3 million for the three months ended March 31, 2022. Cash provided by financing activities for the current period primarily consisted of $110.1 million in proceeds from our Senior Unsecured Revolving Credit Facility, net of repayments, offset by $60.1 million of quarterly dividend distributions paid and $11.8 million aggregate lease repayments.
Net cash provided by financing activities was $46.3 million for the three months ended March 31, 2022. Cash provided by financing activities primarily consisted of $115.0 million in proceeds from our Senior Unsecured Revolving Credit Facility, offset by $59.9 million of quarterly dividend distributions paid.
SIGNIFICANT ACCOUNTING POLICIES UPDATE
Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. To prepare financial statements that conform to generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.
Refer to Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for a discussion of our critical accounting estimates and assumptions.

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
As of March 31, 2023, we had $645.0 million of outstanding USD-denominated variable-rate debt and $250 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.94%. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loan at a weighted average rate of 4.39% and $250 million of our outstanding CAD-denominated term loan at a weighted average rate of 4.53%. After incorporating the effects of the interest rate swaps, we have no outstanding variable-rate term loan debt.
Additionally, we had C$45.0 million, £78.0 million, A$152.0 million, $323.0 million USD, €44.5 million, and $13.0 million NZD outstanding of Senior Unsecured Revolving Credit Facility draws. At March 31, 2023, one-month term and daily SOFR was approximately 4.80%, one-month CDOR was approximately 4.94%, one-month SONIA was at 4.18%, one-month AUD BBSW was approximately 3.68%, one-month EURIBOR was approximately 2.91%, and one-month BKBM was approximately 4.37%. The interest rate paid on borrowings can never drop below 0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $6.1 million, and a 100 basis point decrease in market interest rates would result in a $6.1 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2023 was not materially different than what we disclosed in our 2022 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
The following risk factor provides a supplement and update to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 in response to Item 1A of Part I of such Form 10-K, in order to provide information regarding a recent cybersecurity incident.
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
We may also be subject to cybersecurity attacks and other intentional hacking. These attacks could include attempts to gain unauthorized access to our data and computer systems. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack or breach could compromise the confidential information of our associates, customers and vendors. A successful attack could result in service interruptions, operational difficulties, loss of revenue or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. In such cases, we may have to operate manually, which may result in considerable delays in our handling of and damage to perishable products or interruption to other key business processes. Addressing such issues could prove difficult or impossible and be very costly. Responding to claims or liability could similarly involve substantial costs. In addition, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations.
Our computer network has been subjected to cyber attacks from time to time. We previously suffered a cyber attack in November 2020 and more recently identified a separate cyber incident in April 2023. In late April 2023, we determined that our information technology system had experienced a cybersecurity incident. We immediately implemented containment measures and took operations offline to secure our systems and reduce disruption to our business and customers. We have launched a review of the nature and scope of the incident, are working closely with cybersecurity experts and legal counsel, and have reported the matter to law enforcement.
As a result of the April 2023 cyber incident, our operations have been impacted. In particular, the incident resulted in a significant number of our facilities being unable to receive or deliver products for a period of time. Such operational impacts have resulted in, and may continue to result in, considerable delays in the delivery of our products to our customers or interruption to other key business processes.
While our full investigation into the April 2023 cyber incident is still ongoing, our initial examination revealed unauthorized access to personal information. We are currently working to identify populations of impacted individuals in order to make notifications to impacted individuals and to regulators, in accordance with applicable law. As a result of this unauthorized access, we may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.
Based on the information currently known, we cannot yet determine whether the April 2023 cybersecurity attack will have a material impact on our business, results of operations or financial condition, and no assurances can be given as we continue to assess the full impact from the incident. We may also be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1	ATM Equity Offering Sales Agreement, dated March 17, 2023, among the Company, the Operating Partnership, the Agents and the Forward Purchasers (incorporated by reference to Exhibit 1.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 17, 2023 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)