Form 10-Q
period 2023-06-30
AMERICOLD REALTY TRUST
filed 2023-08-03
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2023
Common Stock, $0.01 par value per share	270,254,951

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

PART I - FINANCIAL INFORMATION

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
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes which could result in business disruptions, loss of critical and confidential information, an adverse impact on our results and reputation, incurring additional and significant costs to address any malicious attack including costs to remediate and implement proactive, preventative actions against cyber breaches including those related to the cyber matter which occurred on April 26, 2023. Also see Part 4, Controls and Procedures;
•disruption caused by implementation of the new ERP system (defined herein) and the new human capital management system, potential cost overruns, timing and control risks and failure to recognize anticipated cost savings and increased productivity from the implementation of the new systems;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities; estimates related to the impact of the lost business and operational disruption of the cybersecurity incident on our warehouse and transportation segment, as well as estimates of cybersecurity recovery costs; statements related to expected recoveries from cyber and business interruption insurance, and potential disputes over the extent of insurance coverage, and timing for receipt of any insurance proceeds; statements related to potential additional recovery costs; statements related to continued investments in information technology with the intention of strengthening our information security infrastructure; and statements related to actions we are taking in response to the findings of the forensic investigation and to improve the resiliency of our information security infrastructure. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2023	December 31, 2022
Assets
Property, buildings and equipment:
Land	$797,381	$786,975
Buildings and improvements	4,373,257	4,245,607
Machinery and equipment	1,438,824	1,407,874
Assets under construction	494,617	526,811
	7,104,079	6,967,267
Accumulated depreciation	(2,042,566)	(1,901,450)
Property, buildings and equipment – net	5,061,513	5,065,817

Operating lease right-of-use assets	356,636	352,553
Accumulated depreciation – operating leases	(91,095)	(76,334)
Operating leases – net	265,541	276,219

Financing leases:
Buildings and improvements	13,544	13,546
Machinery and equipment	139,629	127,009
	153,173	140,555
Accumulated depreciation – financing leases	(67,163)	(57,626)
Financing leases – net	86,010	82,929

Cash, cash equivalents and restricted cash	48,873	53,063
Accounts receivable – net of allowance of $15,891 and $15,951 at June 30, 2023 and December 31, 2022, respectively	465,571	430,042
Identifiable intangible assets – net	914,173	925,223
Goodwill	1,036,332	1,033,637
Investments in partially owned entities and other	36,957	78,926
Other assets	194,421	158,705
Assets held for sale	106,368	—
Total assets	$8,215,759	$8,104,561

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$723,436	$500,052
Accounts payable and accrued expenses	527,073	557,540
Senior unsecured notes and term loans – net of deferred financing costs of $11,848 and $13,044, in the aggregate, at June 30, 2023 and December 31, 2022, respectively	2,590,127	2,569,281
Sale-leaseback financing obligations	166,654	171,089
Financing lease obligations	76,502	77,561
Operating lease obligations	255,819	264,634
Unearned revenue	31,180	32,046
Pension and postretirement benefits	1,580	1,531
Deferred tax liability – net	133,236	135,098
Multi-employer pension plan withdrawal liability	7,641	7,851
Liabilities held for sale	112,752	—
Total liabilities	4,626,000	4,316,683
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 270,186,276 and 269,814,956 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,702	2,698
Paid-in capital	5,203,891	5,191,969
Accumulated deficit and distributions in excess of net earnings	(1,641,872)	(1,415,198)
Accumulated other comprehensive income (loss)	10,377	(6,050)
Total stockholders’ equity	3,575,098	3,773,419
Noncontrolling interests:
Noncontrolling interests in Operating Partnership	14,661	14,459
Total equity	3,589,759	3,787,878

Total liabilities and equity	$8,215,759	$8,104,561
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rent, storage and warehouse services	$581,170	$564,379	$1,176,222	$1,105,304
Transportation services	58,072	81,891	126,150	160,801
Third-party managed services	10,368	83,486	23,727	169,346
Total revenues	649,610	729,756	1,326,099	1,435,451
Operating expenses:
Rent, storage and warehouse services cost of operations	408,328	413,394	828,553	808,061
Transportation services cost of operations	48,263	68,306	104,681	138,687
Third-party managed services cost of operations	8,968	79,765	21,248	162,124
Depreciation and amortization	84,892	82,690	169,916	165,310
Selling, general and administrative	53,785	56,273	116,640	113,875
Acquisition, cyber incident and other, net	27,235	5,663	34,382	15,738
Gain from sale of real estate	(2,528)	—	(2,337)	—
Total operating expenses	628,943	706,091	1,273,083	1,403,795

Operating income	20,667	23,665	53,016	31,656

Other (expense) income:
Interest expense	(36,431)	(26,545)	(70,854)	(52,318)
Loss on debt extinguishment, modifications and termination of derivative instruments	(627)	(627)	(1,172)	(1,244)
Loss from investments in partially owned entities	(709)	(359)	(1,357)	(823)
Impairment of related party loan receivable	(21,972)	—	(21,972)	—
Loss on put option	(56,576)	—	(56,576)	—
Other, net	(415)	(962)	1,018	1,396
Loss from continuing operations before income taxes	(96,063)	(4,828)	(97,897)	(21,333)

Income tax (expense) benefit:
Current	(1,923)	(817)	(3,900)	(1,998)
Deferred	1,459	12,886	5,080	14,775
Total income tax (expense) benefit	(464)	12,069	1,180	12,777

Net (loss) income:
Net (loss) income from continuing operations	(96,527)	7,241	(96,717)	(8,556)
Loss from discontinued operations, net of tax	(8,275)	(3,288)	(10,656)	(4,936)
Net (loss) income	$(104,802)	$3,953	$(107,373)	$(13,492)
Net (loss) income attributable to noncontrolling interests	(78)	18	(87)	(20)
Net (loss) income attributable to Americold Realty Trust, Inc.	$(104,724)	$3,935	$(107,286)	$(13,472)

Weighted average common stock outstanding – basic	270,462	269,497	270,387	269,464
Weighted average common stock outstanding – diluted	270,462	270,384	270,387	269,464

Net (loss) income per common share from continuing operations - basic	$(0.36)	$0.03	$(0.36)	$(0.03)
Net loss per common share from discontinued operations - basic	(0.03)	(0.02)	(0.04)	(0.02)
Basic (loss) earnings per share(1)	$(0.39)	$0.01	$(0.40)	$(0.05)

Net (loss) income per common share from continuing operations - diluted	$(0.36)	$0.03	$(0.36)	$(0.03)
Net loss per common share from discontinued operations - diluted	(0.03)	(0.02)	(0.04)	(0.02)
Diluted (loss) earnings per share(1)	$(0.39)	$0.01	$(0.40)	$(0.05)
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(104,802)	$3,953	$(107,373)	$(13,492)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(388)	(113)	310	(46)
Change in unrealized net gain (loss) on foreign currency	6,143	(23,867)	6,322	(12,681)
Unrealized gain on cash flow hedges	22,359	1,558	9,795	1,709
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust, Inc.	28,114	(22,422)	16,427	(11,018)
Other comprehensive income (loss) attributable to noncontrolling interests	112	(73)	77	(50)
Total comprehensive loss	$(76,576)	$(18,542)	$(90,869)	$(24,560)

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(2,562)	—	(9)	(2,571)
Other comprehensive loss	—	—	—	—	(11,687)	(35)	(11,722)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,692)	—	(240)	(59,932)
Stock-based compensation expense	—	—	5,273	—	—	1,697	6,970
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	221,084	2	(801)	—	—	—	(799)
Common stock issuance related to employee stock purchase plan	60,393	1	1,452	—	—	—	1,453
Balance - March 31, 2023	270,096,433	$2,701	$5,197,893	$(1,477,452)	$(17,737)	$15,872	$3,721,277
Net loss	—	—	—	(104,724)	—	(78)	(104,802)
Other comprehensive income	—	—	—	—	28,114	112	28,226
Distributions on common stock, restricted stock and OP units	—	—	—	(59,696)	—	(225)	(59,921)
Stock-based compensation expense	—	—	3,476	—	—	1,163	4,639
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	15,035	—	340	—	—	—	340
Conversion of OP units to common stock	74,808	1	2,182	—	—	(2,183)	—
Balance - June 30, 2023	270,186,276	$2,702	$5,203,891	$(1,641,872)	$10,377	$14,661	$3,589,759

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(17,407)	—	(38)	(17,445)
Other comprehensive income	—	—	—	—	11,404	23	11,427
Distributions on common stock, restricted stock and OP units	—	—	—	(59,580)	—	(180)	(59,760)
Stock-based compensation expense	—	—	6,108	—	—	1,985	8,093
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	318,729	3	(2,140)	—	—	—	(2,137)
Common stock issuance related to employee stock purchase plan	71,144	1	1,984	—	—	—	1,985
Balance - March 31, 2022	268,672,465	$2,687	$5,177,642	$(1,234,875)	$15,926	$9,859	$3,971,239
Net income	—	—	—	3,935	—	18	3,953
Other comprehensive loss	—	—	—	—	(27,392)	(73)	(27,465)
Distributions on common shares, restricted stock and OP units	—	—	—	(59,571)	—	(188)	(59,759)
Stock-based compensation expense	—	—	5,115	—	—	2,173	7,288
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	618,176	6	(448)	—	—	—	(442)
Deconsolidation of previously consolidated entities	—	—	—	—	4,970	(204)	4,766
Balance - June 30, 2022	269,290,641	$2,693	$5,182,309	$(1,290,511)	$(6,496)	$11,585	$3,899,580

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands, See accompanying notes to Condensed Consolidated Financial Statements)
	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(107,373)	$(13,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	169,916	165,310
Loss on debt extinguishment, modifications and termination of derivative instruments	1,172	1,244
Loss from investments in partially owned entities	5,468	5,759
Gain on extinguishment of New Market Tax Credit structure	—	(3,410)
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	4,148
Stock-based compensation expense	11,609	15,381
Deferred income taxes benefit	(5,080)	(14,775)
Gain from sale of real estate	(2,337)	—
Provision for doubtful accounts receivable	2,255	1,966
Impairment of related party loan receivable	21,972	—
Loss on put option	56,576	—
Loss on classification as held for sale	4,000	—
Other reconciling items	4,098	4,232
Changes in operating assets and liabilities:
Accounts receivable	(37,877)	(40,414)
Accounts payable and accrued expenses	(38,961)	6,809
Other	(2,670)	484
Net cash provided by operating activities	82,768	133,242
Investing activities:
Additions to property, buildings and equipment	(127,974)	(181,709)
Business combinations	(40,743)	812
Acquisitions of property, buildings and equipment	(20,081)	(6,876)
Investments in partially owned entities and other	(18,487)	(4,427)
Proceeds from sale of property, buildings and equipment	7,715	240
Proceeds from sale of investments in partially owned entities	36,896	—
Net cash used in investing activities	(162,674)	(191,960)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(119,806)	(119,525)
Proceeds from stock options exercised	1,565	651
Proceeds from employee stock purchase plan	1,453	1,985
Remittance of withholding taxes related to employee stock-based transactions	(2,024)	(3,746)
Proceeds from revolving line of credit	439,665	253,340
Repayment on revolving line of credit	(219,941)	(55,000)
Repayment of sale-leaseback financing obligations	(4,435)	(3,584)
Repayment of financing lease obligations	(19,964)	(17,189)
Payment of debt issuance and extinguishment costs	—	(1,084)
Repayment of term loan and mortgage notes	—	(3,629)
Net cash provided by financing activities	76,513	52,219
Net decrease in cash, cash equivalents and restricted cash	(3,393)	(6,499)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(797)	(1,843)
Cash, cash equivalents and restricted cash:
Beginning of period	53,063	82,958
End of period	$48,873	$74,616

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	54,891	44,559
Addition of property, buildings and equipment under financing lease obligations	18,601	15,760
Addition of property, buildings and equipment under operating lease obligations	5,622	6,025

Supplemental cash flow information:
Interest paid – net of amounts capitalized	68,128	50,987
Income taxes paid – net of refunds	3,582	4,026

	As of June 30,
	2023	2022
Allocation of purchase price of property, buildings and equipment to:
Land	$7,887	1,322
Buildings and improvements	7,605	4,082
Machinery and equipment	4,589	1,472
Cash paid for acquisition of property, buildings and equipment	$20,081	$6,876

	As of June 30,
	2023	2022
Deconsolidation of Chile upon contribution to LATAM JV:
Land	$—	$(19,574)
Buildings and improvements	—	(10,118)
Machinery and equipment	—	(8,395)
Assets under construction	—	(20)
Accumulated depreciation	—	1,959
Cash, cash equivalents and restricted cash	—	(2,483)
Accounts receivable	—	(1,422)
Goodwill	—	(6,653)
Other assets	—	(309)
Accounts payable and accrued expenses	—	1,105
Senior unsecured notes and term loans – net of deferred financing costs	—	9,633
Accumulated other comprehensive loss	—	(4,766)
Net carrying value of Chile assets and liabilities deconsolidated	$—	$(41,043)

Recognition of investment in unconsolidated LATAM joint venture	$—	$36,896

See accompanying notes to Condensed Consolidated Financial Statements.

Table of Contents
Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled logistics real estate and value added services, focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2022 Annual Report on Form 10-K as filed with the SEC, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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
Reclassifications
As further described in Note 2 to the Condensed Consolidated Financial Statements, the Comfrio business met the held for sale criteria upon acquisition and as such is presented as discontinued operations. Newly acquired businesses that meet the held for sale criteria are classified as discontinued operations. The Company has reclassified financial results associated with the Comfrio business as discontinued operations for all periods presented. For periods prior to the acquisition, the Comfrio business was accounted for as an equity method investment.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain, remediate, and commence a forensic investigation . Actions taken included preventative measures such as shutting down certain operating systems and supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations have successfully resumed operations at pre-cyberattack levels as of June 30, 2023.

The Company is continuing to invest in information technology with the intent of strengthening its information security infrastructure. We engaged a leading cybersecurity defense firm that is completing a forensic investigation of the incident and has begun providing recommended actions in response to the findings, which the Company has begun to implement during the quarter. For example, the Company reset all credentials across the enterprise and strengthened security tooling across its servers and workstations. The Company has also reinforced its strategy to further strengthen the resiliency of its information security infrastructure, which is intended to accelerate the detection, response, and recovery from security and technical incidents. The Company is also engaged with cyber security experts to manage the recovery and remediation. The Company will continue its remediation efforts throughout the remainder of the year. Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident were $19.0 million during the three months ended June 30, 2023 and have been recorded within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Financial Statements. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Termination of Certain Employee Benefit Plans
On February 28, 2023, the Company’s Board of Directors approved a plan to effect the termination of the Americold Retirement Income Plan (“ARIP”). Additionally, on February 28, 2023, the Company amended the ARIP plan agreements in order to provide for a limited lump-sum window for eligible participants.The Company filed the Application for Determination Upon Termination with the Internal Revenue Service in July 2023. The Company has chosen to proceed with the distributions without waiting for the final letter of favorable determination. The Company plans to file the appropriate documents related to the termination of the ARIP with the Pension Benefit Guaranty Corporation and any other appropriate parties during the third quarter of 2023.

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The termination of the plan will be accounted for under the liquidation basis of accounting. The gain or loss resulting from the liquidation is not expected to be material and will be recorded to “Other (income) expense, net” in the Condensed Consolidated Financial Statements.
Recent Capital Markets Activity
At the Market (ATM) Equity Program
On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “2023 ATM Equity Program”). Sales of the Company’s common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent named therein and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. There was no activity during the six months ended June 30, 2023 under the 2023 ATM Equity Program.
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

Recently Adopted Accounting Standards
Accounting for Revenue Contracts Acquired in a Business Combination

In 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). The changes require entities to apply Accounting Standards Codification (ASC) 606 to recognize and measure contract assets and contract liabilities from contracts with customers in a business combination, rather than acquisition date fair value. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Adoption of ASU 2021-08 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Significant Risks and Uncertainties
The three and six months ended June 30, 2022 were negatively impacted by the contributory effects of the COVID-19 pandemic and the resulting disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market, which impacts associate turnover, availability and cost; and (iv) the impact of inflation on the cost to provide our services. Over the last twelve months, there have been gradual improvements in food production and the food supply chain has begun to recover storage levels, reaching pre-COVID-19 pandemic levels. While our business continues to be impacted by rising inflationary pressures, we are well-situated due to our strong financial position and our ability to pass along price increases to our customers.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
2. Acquisitions, Held for Sale, Discontinued Operations and Dispositions
Purchase of Comfrio Joint Venture
In connection with the 2020 Agro acquisition, the Company acquired 22% of equity ownership in Agrofundo Brazil II Fundode Investimento em Participações or the “Comfrio” joint venture (“JV”). The remaining interests were held by the general partner and two minority shareholders. The JV agreement included a fair value call/put option which would allow the remaining 78% interest in Comfrio to be either purchased by or sold to the Company through either the exercise of the Company’s call option or the exercise of the general partner’s put option. Once the exercise of the put was deemed probable, the Company remeasured its equity interest, which was deemed to be nominal, and the fair value of the put option, which resulted a loss of $56.6 million. The fair value of the put option was determined using inputs classified as Level 3 within the fair value hierarchy. In April 2023, the two parties received regulatory approval from the Brazilian government, and the acquisition closed on May 30, 2023 (the “Acquisition Date”). Total consideration paid was $56.6 million, of which $40.7 million was paid during the three months ended June 30, 2023. Prior to the Acquisition Date, the Company’s 22% equity interest was accounted for as an equity method investment. Given the financial condition of the acquiree, the Company remeasured its interest and determined no gain or loss should be recognized upon the closing of the acquisition.

The estimated fair values associated with the preliminary acquisition accounting primarily include $32.8 million of property, buildings and equipment, $38.0 million of operating lease right of use assets, $17.1 million of accounts receivable, debt of $14.8 million and other liabilities of $56.0 million.

The fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of Comfrio. The Company’s estimates and assumptions are subject to change during the measurement period, not to exceed one year from the Acquisition Date. As the initial acquisition accounting is based on preliminary assessments, actual values may materially differ when final information becomes available. The Company believes that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed.

Upon acquisition, the Company committed to a plan to sell Comfrio in its present condition and has initiated a program to locate a buyer and complete the disposition. As Comfrio is a newly acquired business that meets the held-for-sale criteria upon acquisition, the Company has classified the associated assets acquired and liabilities assumed as held for sale and the operations as discontinued operations. The primary components of the net losses from discontinued operations during the three and six months ended June 30, 2023 and 2022 are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
Results of discontinued operations
Revenue	$14,237	$—	$14,237	$—
Operating expenses	16,541	—	16,541	—
Estimated costs of disposal	4,000	—	4,000	—
Loss from partial investment pre-acquisition	1,730	3,288	4,111	4,936
Pre-tax loss	(8,034)	(3,288)	(10,415)	(4,936)
Income tax expense	(241)	—	(241)	—
Loss from discontinued operations, net of tax	$(8,275)	$(3,288)	$(10,656)	$(4,936)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold (of which $15 million was borrowed during the first quarter of 2023) at a 10% annual fixed interest rate. During the three months ended June 30, 2023, the Company fully impaired the outstanding balance.
Sale of Outstanding Minority Ownership in LATAM JV
On May 30, 2023, the Company sold its remaining 15% equity interest to the LATAM JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other (income) expense, net,” in the Condensed Consolidated Statement of Operations.
3. Acquisition, cyber incident and other, net
The components of the charges and credits included in “Acquisition, cyber incident and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, cyber incident and other, net	2023	2022	2023	2022
Acquisition and integration related costs	$2,402	$3,786	$4,188	$10,071
Cyber incident related costs, net of insurance recoveries	18,998	(819)	18,998	(793)
Severance costs	2,793	910	6,209	3,474
Project Orion expenses	2,543	—	4,488	—
Litigation	499	1,179	499	2,379
Terminated site operations costs	—	767	—	767
Other, net	—	(160)	—	(160)
Total acquisition, cyber incident and other, net	$27,235	$5,663	$34,382	$15,738

Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, state-of-the-art, cloud-based enterprise resource planning (“ERP”) software system.

Cyber incident related costs, net of insurance recoveries represents costs related to the cyber incident further described in Note 1 to these Condensed Consolidated Financial Statements, partially offset by recoveries received related to the cyber event in 2020.
4. Debt
The following table reflects a summary of our outstanding indebtedness as of June 30, 2023 and December 31, 2022 (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	June 30, 2023		December 31, 2022
	Weighted Average Effective Interest Rate	Carrying Amount	Weighted Average Effective Interest Rate	Carrying Amount
Senior Unsecured Notes	3.25%	$1,768,175	3.27%	$1,752,875
Senior Unsecured Term Loans	4.66%	833,800	4.67%	829,450
Senior Unsecured Revolving Credit Facility	6.03%	723,436	5.12%	500,052
Total principal amount of indebtedness		$3,325,411		$3,082,377
Less: unamortized deferred financing costs		(11,848)		(13,044)
Total indebtedness, net of deferred financing costs		$3,313,563		$3,069,333
The weighted-average interest rates shown represent interest rates at the end of the periods for the debt outstanding and include the impact of designated interest rate swaps, which effectively lock-in the interest rates on certain variable rate debt under our Senior Unsecured Term Loans.
The following table provides the details of our Senior Unsecured Notes (balances in thousands):

			June 30, 2023		December 31, 2022
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Series D Notes	01/2031	1.62%	€400,000	436,360	€400,000	428,200
Series E Notes	01/2033	1.65%	€350,000	381,815	€350,000	374,675
Total Senior Unsecured Notes				$1,768,175		$1,752,875
The following table provides the details of our Senior Unsecured Term Loans (balances in thousands):

	June 30, 2023				December 31, 2022
	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	SOFR+ 0.94%		$375,000	$375,000	SOFR + 0.95%		$375,000	$375,000
Tranche A-2	CDOR+ 0.94%	C$	250,000	188,800	CDOR+0.95%	C$	250,000	184,450
Delayed Draw Tranche A-3	SOFR+ 0.94%		$270,000	270,000	SOFR + 0.95%		$270,000	270,000
Total Senior Unsecured Term Loan Facility				$833,800				$829,450
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table provides the details of our Senior Unsecured Revolving Credit Facility (balances in thousands):

	June 30, 2023				December 31, 2022
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR + 0.84%		$432,000	$432,000	SOFR + 0.85%		$225,000	$225,000
Australian dollar	BBSW + 0.84%	A$	156,000	103,958	BBSW+0.85%	A$	146,000	99,470
British pound sterling	SONIA + 0.84%		£78,000	99,083	SONIA+0.85%		£76,500	92,435
Canadian dollar	CDOR + 0.84%	C$	35,000	26,432	CDOR+0.85%	C$	50,000	36,890
Euro	EURIBOR + 0.84%		€49,500	54,000	EURIBOR+0.85%		€35,500	38,003
New Zealand dollar	BKBM + 0.84%	NZD	13,000	7,963	BKBM+0.85%	NZD	12,998	8,254
Total Senior Unsecured Revolving Credit Facility				$723,436				$500,052
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
Refer to Note 9 of the Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC for further details of its outstanding indebtedness. As of June 30, 2023, we were in compliance with all debt covenants.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of June 30, 2023, the Company designated £78.0 million, A$156.0 million and €799.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2022, the Company designated £76.5 million, A$146.0 million and €785.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company periodically enters into interest rate swap agreements. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective swap agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates. The following table includes the key provisions of the interest rate swaps outstanding as of June 30, 2023 and December 31, 2022 (fair value in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Debt Instrument	Fair Value as of June 30, 2023	Fair Value as of December 31, 2022
$200.0 million USD	3.65%	9/23/2022	12/29/2023	Tranche A-1	$1,627	$2,240
$200.0 million USD	3.05%	12/29/2023	7/30/2027	Tranche A-1	4,924	2,328
$175.0 million USD	3.47%	11/30/2022	7/30/2027	Tranche A-1	3,548	2,020
$270.0 million USD	3.05%	11/01/2022	12/31/2027	Delayed Draw Tranche A-3	9,772	8,034
$250.0 million CAD	3.59%	9/23/2022	12/31/2027	Tranche A-2	4,253	950
			Total		$24,124	$15,572
In addition, the Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on certain intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed Australian and New Zealand Dollar amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at June 30, 2023 and December 31, 2022.
There have been no significant changes to our policy or strategy from what was disclosed in our 2022 Annual Report on Form 10-K. During the next twelve months, the Company estimates that an additional $2.0 million will be reclassified as an increase to “Loss on debt extinguishment, modifications, and termination of derivative instruments”. Additionally, during the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a increase to gain/loss on foreign exchange (a component of “Other income (expense), net”) and an additional $15.9 million will be reclassified as a decrease to “Interest expense”.
The Company determines the fair value of its derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments within “Other assets” and “Accounts payable and accrued expenses” as of June 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Designated derivatives
Foreign exchange contracts	$10,882	$7,948	$—	$—
Interest rate contracts	24,124	15,572	—	—
Total fair value of derivatives	$35,006	$23,520	$—	$—
The following tables present the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, including the impacts to Accumulated Other Comprehensive (Loss) Income (AOCI) (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended June 30,			Three Months Ended June 30,
	2023	2022		2023	2022
Interest rate contracts	$24,542	$—	Interest expense	$3,311	$—
Interest rate contracts	—		Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(627)	(626)
Foreign exchange contracts	1,478	12,666	Foreign currency exchange loss, net	842	11,533
Foreign exchange contracts	—		Interest expense	135	201
Total designated cash flow hedges	$26,020	$12,666		$3,661	$11,108
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of June 30, 2023, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Six Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
Interest rate contracts	$14,295	$—	Interest expense	$5,743	$—
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(1,247)	(1,253)
Foreign exchange contracts	3,161	8,341	Foreign currency exchange loss, net	2,938	7,682
Foreign exchange contracts	—	—	Interest expense	227	203
Total designated cash flow hedges	$17,456	$8,341		$7,661	$6,632
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the six months ended June 30, 2023, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

June 30, 2023
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$35,006	$—	$35,006	$—	$—	$35,006

December 31, 2022
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$23,520	$—	$23,520	$—	$—	$23,520
As of June 30, 2023 and December 31, 2022, there was no impact from netting arrangements and the Company did not have any outstanding derivatives in a net liability position. As of June 30, 2023, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. Refer to Note 9 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and six months ended June 30, 2023 and 2022, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
6. Fair Value Measurements
As of June 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term maturities of the instruments.
The Company’s assets and liabilities measured or disclosed at fair value are as follows (in thousands):

		Fair Value
	Fair Value Hierarchy	June 30, 2023	December 31, 2022

Measured at fair value during the current reporting period:
Interest rate swap assets	Level 2	$24,124	$15,572
Cross currency swap assets	Level 2	$10,882	$7,948

Disclosed at fair value:
Senior unsecured notes, term loans, and revolving credit facility	Level 3	$3,069,105	$2,829,574
As further described in Note 2, the Company acquired the remaining interest in Comfrio during the three months ended June 30, 2023. The Company utilized multiple Level 3 inputs and assumptions to estimate the value of assets and liabilities associated with the Comfrio acquisition, valuation of the previously owned equity interest required for an acquisition achieved in stages, as well as the associated put option liability. Such inputs included the terms of put option agreement, estimated future cash flows of Comfrio, information from prior valuations of similar entities and the books and records of Comfrio.
7. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 and June 30, 2022 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and six months ended June 30, 2023, the effective tax rate was favorably impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction. During the three and six months ended June 30, 2022, a non-recurring $6.5 million discrete net tax benefit was recognized attributable to the deconsolidation of our Chilean operations.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal environmental liabilities in accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded contingent liabilities as of June 30, 2023.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of June 30, 2023 and December 31, 2022.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
9. Accumulated Other Comprehensive (Loss) Income
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension and other postretirement benefits:
(Loss) gain arising during the period	$(388)	$(118)	$310	$(57)
Amortization of prior service cost (1)	—	5	0	11
Total pension and other postretirement benefits, net of tax	$(388)	$(113)	$310	$(46)

Foreign currency translation adjustments:
Cumulative translation adjustment	$14,427	$(84,167)	$25,228	$(96,674)
Derecognition of cumulative foreign currency translation upon deconsolidation of entity contributed to a joint venture	$—	4,970	$—	4,970
Derivative net investment hedges	(8,284)	55,330	(18,906)	79,023
Total foreign currency translation adjustments	$6,143	$(23,867)	$6,322	$(12,681)

Designated derivatives:
Cash flow hedge derivatives	$26,020	12,666	$17,456	$8,341
Net amount reclassified from AOCI to net (loss) income	(3,661)	(11,108)	(7,661)	(6,632)
Total unrealized gain on derivative contracts	$22,359	$1,558	$9,795	$1,709
Total change in other comprehensive income (loss)	$28,114	$(22,422)	$16,427	$(11,018)
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
Our chief operating decision maker uses revenues and segment contribution to evaluate segment performance. We calculate segment contribution as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate selling, general and administrative expense, acquisition, cyber incident and other expense, impairment of long-lived assets, gain or loss on sale of real estate and all components of non-operating other income and expense. Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.
Segment contribution is not a measurement of financial performance under U.S. GAAP, and may not be comparable to similarly titled measures of other companies. Therefore, segment contribution should not be considered an alternative to operating income determined in accordance with U.S. GAAP.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
The following table presents segment revenues and contributions with a reconciliation to loss before income taxes for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment revenues:
Warehouse	$581,170	$564,379	$1,176,222	$1,105,304
Transportation	58,072	81,891	126,150	160,801
Third-party managed	10,368	83,486	23,727	169,346
Total revenues	649,610	729,756	1,326,099	1,435,451

Segment contribution:
Warehouse	172,842	150,985	347,669	297,243
Transportation	9,809	13,585	21,469	22,114
Third-party managed	1,400	3,721	2,479	7,222
Total segment contribution	184,051	168,291	371,617	326,579

Reconciling items:
Depreciation and amortization	(84,892)	(82,690)	(169,916)	(165,310)
Selling, general and administrative	(53,785)	(56,273)	(116,640)	(113,875)
Acquisition, cyber incident and other, net	(27,235)	(5,663)	(34,382)	(15,738)
Gain from sale of real estate	2,528	—	2,337	—
Interest expense	(36,431)	(26,545)	(70,854)	(52,318)
Loss on debt extinguishment, modifications and termination of derivative instruments	(627)	(627)	(1,172)	(1,244)
Other, net	(415)	(962)	1,018	1,396
Loss from investments in partially owned entities	(709)	(359)	(1,357)	(823)
Impairment of related party receivable	(21,972)	—	(21,972)	—
Loss on put option	(56,576)	—	(56,576)	—
Loss from continuing operations before income taxes	$(96,063)	$(4,828)	$(97,897)	$(21,333)

11. Loss/Earnings per Common Share
Basic and diluted (loss)/earnings per common share are calculated by dividing the net income or loss attributable to common stockholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units and Operating Partnership units (“OP units”) granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and OP units are unvested.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding – basic	270,462	269,497	270,387	269,464
Dilutive effect of stock-based awards	—	887	—	—
Weighted average common shares outstanding – diluted	270,462	270,384	270,387	269,464
For the three and six months ended June 30, 2023, and the six months ended June 30, 2022, respectively, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock options	—	—	—	182
Restricted stock units	103	76	65	1,777
OP units	178	—	113	719
	281	76	178	2,678

12. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022 by segment and geographic region (in thousands):

	Three Months Ended June 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$222,990	$21,164	$17,489	$1,874	$263,517
Warehouse services(1)	246,268	24,338	34,078	1,303	305,987
Transportation	28,680	20,477	8,260	655	58,072
Third-party managed	4,778	—	5,590	—	10,368
Total revenues (2)	502,716	65,979	65,417	3,832	637,944
Lease revenue (3)	10,265	1,401	—	—	11,666
Total revenues from contracts with all customers	$512,981	$67,380	$65,417	$3,832	$649,610

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Unaudited)

	Three Months Ended June 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$192,127	$19,070	$17,844	$2,522	$231,563
Warehouse services(1)	255,829	30,425	34,139	1,635	322,028
Transportation	39,741	34,038	7,562	550	81,891
Third-party managed	78,250	—	5,236	—	83,486
Total revenues (2)	565,947	83,533	64,781	4,707	718,968
Lease revenue (3)	9,395	1,393	—	—	10,788
Total revenues from contracts with all customers	$575,342	$84,926	$64,781	$4,707	$729,756
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled less than $0.1 million and $4.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

	Six Months Ended June 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$442,072	$41,709	$35,154	$3,576	$522,511
Warehouse services(1)	507,899	50,694	68,450	2,588	629,631
Transportation	64,061	43,883	16,932	1,274	126,150
Third-party managed	12,341	—	11,386	—	23,727
Total revenues (2)	1,026,373	136,286	131,922	7,438	1,302,019
Lease revenue (3)	21,315	2,765	—	—	24,080
Total revenues from contracts with all customers	$1,047,688	$139,051	$131,922	$7,438	$1,326,099

	Six Months Ended June 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$374,066	$36,425	$34,565	$5,472	$450,528
Warehouse services(1)	493,998	62,622	73,341	3,235	633,196
Transportation	77,234	68,144	14,422	1,001	160,801
Third-party managed	159,070	—	10,276	—	169,346
Total revenues (2)	1,104,368	167,191	132,604	9,708	1,413,871
Lease revenue (3)	18,708	2,872	—	—	21,580
Total revenues from contracts with all customers	$1,123,076	$170,063	$132,604	$9,708	$1,435,451
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled less than $0.1 million and $7.4 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
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
For arrangements containing non-cancellable contract terms, any variable consideration related to storage renewals or incremental handling charges above stated minimums are 100% constrained and not included in the aggregate amount of the transaction price allocated to the unsatisfied performance obligations disclosed below, given the degree in difficulty in estimation. Payment terms are generally 0-30 days upon billing, which is typically monthly, either in advance or subsequent to the performance of services. The same payment terms typically apply for arrangements containing variable consideration.
The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
As of June 30, 2023, the Company had $652.0 million of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 17% of these remaining performance obligations as revenue in 2023, and the remaining 83% to be recognized over a weighted average period of 12.3 years through 2038.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2023, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $446.0 million and $421.1 million as of June 30, 2023 and December 31, 2022, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $31.2 million and $32.0 million as of June 30, 2023 and December 31, 2022, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 has been recognized as of June 30, 2023, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

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
Management’s Overview
We are a global leader in temperature-controlled logistics, real estate and value added services, and are focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of June 30, 2023, we operated a global network of 242 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 195 warehouses in North America, 27 in Europe, 18 warehouses in Asia-Pacific, and 2 warehouses in South America. We view and manage our business through three primary business segments: warehouse, transportation and third-party managed. In addition, we hold two minority interests in joint ventures, one with SuperFrio which owns or operates 35 temperature-controlled warehouses in Brazil, and one with the RSA JV, which owns one temperature-controlled warehouse in Dubai. Lastly, we hold 26 warehouses in Brazil that are classified as held-for-sale and the related operations as discontinued operations.
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
Other Consolidated Operating Expenses. We also incur depreciation and amortization expenses, corporate-level selling, general and administrative expenses and corporate-level acquisition, cyber incident and other, net expenses.
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

Our corporate-level acquisition, cyber incident and other, net consists of costs that we view outside of selling, general and administrative expenses with a high level of variability from period-to-period, and include the following: acquisition and integration related costs, Project Orion costs, litigation costs incurred in order to defend ourselves from litigation charges outside of the normal course of business and related settlement costs, certain severance costs, terminated site operations costs, cyber incident related costs and other costs relate to insurance claims, including deductibles, and related recoveries.

Key Factors Affecting Our Business and Financial Results

Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain, remediate, and commence a forensic investigation . Actions taken included preventative measures such as shutting down certain operating systems and supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations have successfully resumed operations at pre-cyberattack levels as of June 30, 2023.

The Company is continuing to invest in information technology with the intent of strengthening its information security infrastructure. We engaged a leading cybersecurity defense firm that is completing a forensic investigation of the incident and has begun providing recommended actions in response to the findings, which the Company has begun to implement during the quarter. For example, the Company reset all credentials across the enterprise and strengthened security tooling across its servers and workstations. The Company has also reinforced its strategy to further strengthen the resiliency of its information security infrastructure, which is intended to accelerate the detection, response, and recovery from security and technical incidents. The Company is also engaged with cyber security experts to manage the recovery and remediation. The Company will continue its remediation efforts throughout the remainder of the year. Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident were $19.0 million during the three months ended June 30, 2023 and have been recorded within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Financial Statements. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.

The Company estimates the impact to lost revenue and net operating income in the warehouse segment as a result of this incident for the three months ended June 30, 2023 was approximately $15.0 million and $9.0 million, respectively. The Company maintains insurance coverage for cyber security incidents and business interruption and will seek reimbursement of costs and the impact from business interruption associated with the cyber incident in accordance with the terms of its policies. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial occurrence of costs and the receipt of any insurance proceeds. The Company expects to incur additional costs related to the cyber incident in the second half of 2023, albeit at a diminished rate.

Sale of outstanding minority ownership in LATAM JV
On May 31, 2022, we formed a joint venture, Americold LATAM Holdings Ltd (the “LATAM JV”), with Cold LATAM Limited (our “JV partner”). We contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interests in the joint venture. The Company recorded an initial fair value of $37.0 million within “Investments in partially owned entities and other” on the Condensed Consolidated Balance Sheets. On May 30, 2023, our outstanding minority ownership was sold for proceeds of $36.9 million and a gain of $0.3 million.
Significant Risks and Uncertainties
The three and six months ended June 30, 2022 were negatively impacted by the contributory effects of the COVID-19 pandemic and the resulting disruptions in (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market, which impacts associate turnover, availability and cost; and (iv) the level of inflation on the cost to provide our services. Over the last twelve months, there have been gradual improvements in food production and the food supply chain has begun to recover storage levels, reaching pre-COVID-19 pandemic levels. While our business continues to be impacted by rising inflationary pressures, we believe we are well-situated due to our strong financial position, our contractual rate escalations paired with our ability to pass along the impacts of inflationary pressures and costs outside of our control to our customers.
Refer to “Item 1A - Risk Factors” of our 2022 Annual Report on Form 10-K as filed with the SEC.
Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenue and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. The timing of Easter fluctuates between the first and second quarter of the year, however, on average the first and second quarter revenue and NOI are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. The external temperature reaches annual peaks for a majority of our portfolio during the third quarter of the year resulting in increased power expense that negatively impacts NOI, and moderates during the fourth quarter. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues. As we transition more of our warehouse operating segment to fixed commitment commercial agreements, we expect a reduction in the seasonality of our rent and storage revenue.
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

	Foreign exchange rates as of June 30, 2023	Average foreign exchange rates used to translate actual operating results for the three months ended June 30, 2023	Average foreign exchange rates used to translate actual operating results for the six months ended June 30, 2023	Foreign exchange rates as of June 30, 2022	Prior period average foreign exchange rates used to adjust actual operating results for the three months ended June 30, 2023(1)	Prior period average foreign exchange rate used to adjust actual operating results for the six months ended June 30, 2023(1)
Argentinian peso	0.004	0.004	0.004	0.008	0.005	0.009
Australian dollar	0.666	0.672	0.668	0.690	0.676	0.715
Brazilian real	0.209	0.206	0.202	0.190	0.197	0.204
British Pound	1.270	1.264	1.252	1.218	1.233	1.257
Canadian dollar	0.755	0.753	0.745	0.777	0.742	0.784
Chilean Peso	0.001	0.001	0.001	0.001	0.001	0.001
Euro	1.091	1.084	1.089	1.048	1.081	1.065
New Zealand dollar	0.613	0.614	0.618	0.624	0.624	0.651
Poland Zloty	0.246	0.243	0.240	0.223	0.234	0.229
(1)Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.

Focus on Our Operational Effectiveness and Cost Structure
During 2022, we initiated Project Orion in order to further enhance our operational effectiveness, and to integrate the acquisitions completed over the last several years, in addition to future acquisitions. For further information regarding Project Orion, refer to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K as filed with the SEC. We continuously seek to execute on various initiatives aimed at streamlining our business processes and reducing our cost structure, including: realigning and centralizing key business processes and fully integrating acquired assets and businesses; implementing standardized operational processes; integrating and launching new information technology tools and platforms; instituting key health, safety, leadership and training programs; and capitalizing on the purchasing power of our network. Through the realignment of our business processes, we have acquired new talent and strengthened our service offerings. In order to reduce costs in our facilities, we have invested in energy efficiency projects, including LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, third party efficiency reviews and real-time monitoring of energy consumption, rapid open and close doors, and alternative-power generation technologies to improve the energy efficiency of our warehouses. We have also performed fine-tuning of our refrigeration systems, deployed efficient energy management practices, such as time-of-use and awareness, and have increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
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
Historically Significant Customer
For the three and six months ended June 30, 2022, one customer accounted for more than 10% of our total revenues. The substantial majority of this customer’s business related to our third-party managed segment. The

Company and this customer transitioned the management of this customer’s warehouses to a new third-party provider during the fourth quarter of 2022, and we are no longer serving this customer in the third-party managed segment. For the three and six months ended June 30, 2022, revenues attributable to this customer were $75.2 million and $153.2 million, respectively. Of the revenues received from this customer, $73.0 million and $147.8 million represented reimbursements for certain expenses we incurred during the three and six months ended June 30, 2022, respectively, and were offset by matching expenses included in our third-party managed cost of operations.
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
We evaluate the performance of our primary business segments based on their contribution (NOI) to our overall results of operations. We use the term “segment contribution (NOI)” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses and corporate-level acquisition, cyber incident and other, net). We use segment contribution (NOI) to evaluate our segments for purposes of making operating decisions and assessing performance in accordance with FASB ASC, Topic 280, Segment Reporting.
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
Acquired properties will be included in the “same store” population if owned by us as of the first business day of each year of the prior calendar year (e.g. January 1, 2022) and still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entering development subsequent to the beginning of the current calendar year. As such, the “same store” population for the period ended June 30, 2023 includes all properties that we owned or leased at January 2, 2023 which had both been owned or leased and had reached “normalized operations” by January 2, 2023.
We calculate “same store contribution (NOI)” as revenues for the same store population less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses, corporate-level acquisition, cyber incident and other, net and gain or loss on sale of real estate). In order to derive an appropriate measure of period-to-period operating performance, we also calculate our same store contribution (NOI) on a constant currency basis to remove the effects of foreign currency exchange rate movements by using the comparable prior period exchange rate to translate from local currency into U.S. dollars for both periods. We evaluate the performance of the warehouses we own or lease using a “same store” analysis, and we believe that same store contribution (NOI) is helpful to investors as a supplemental performance measure because it includes the operating performance from the population of properties that is consistent from period to period and also on a constant currency basis, thereby eliminating the effects of changes in the composition of our warehouse portfolio and currency fluctuations on performance measures.
The following table shows the number of same-store warehouses in our portfolio as of June 30, 2023. The number of warehouses owned or operated in as of June 30, 2023 and excluded as same-store warehouses for the period ended June 30, 2023 is listed below. While not included in the non-same store warehouse count in the table below, the results of operations for the non-same store warehouses includes the partial period impact of sites that were exited during the periods presented.

Total Warehouses	242
Same Store Warehouses	220
Non-Same Store Warehouses (1)	17
Third-Party Managed Warehouses	5

Other Warehouses held-for-sale (2)	26
(1) The non-same store facility count of 17 includes a facility acquired through the De Bruyn Cold Storage acquisition on July 1, 2022, a facility previously leased that we bought during the third quarter of 2022, one recently leased warehouse in Australia, one facility previously leased that we bought during the second quarter of 2022, one warehouse which we ceased operations within as it is being prepared for lease to a third-party, a leased facility in which we ceased operations during the fourth quarter of 2022 in anticipation of the upcoming lease maturity, a facility previously leased that we bought during the second quarter of 2023, and 10 warehouses in expansion or redevelopment.
(2) The other warehouses held-for-sale consist of 26 warehouses acquired through the Comfrio acquisition. This portfolio is being actively marketed for sale. Results of this portfolio are reflected as discontinued operations within the Condensed Consolidated Statement of Operations for the three months ended June 30, 2023.
As of June 30, 2023, our portfolio consisted of 242 total warehouses, including 237 within the warehouse segment, five in the third-party managed segment, and 26 in the other segment. In addition, we hold minority interests in two joint ventures, one with Superfrio, which owns or operates 35 temperature-controlled warehouses in Brazil, and one with the RSA JV, which owns one temperature-controlled warehouse in Dubai. These joint ventures are not included in the table above. Lastly, we hold 26 warehouses in Brazil that are held-for-sale.
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

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2023 and 2022
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$275,183	$278,327	$242,351	13.5%	14.8%
Warehouse services	305,987	309,388	322,028	(5.0)%	(3.9)%
Total warehouse segment revenues	581,170	587,715	564,379	3.0%	4.1%

Power	35,992	36,482	36,070	(0.2)%	1.1%
Other facilities costs (2)	61,172	61,831	57,676	6.1%	7.2%
Labor	253,802	256,872	250,711	1.2%	2.5%
Other services costs (3)	57,362	57,854	68,937	(16.8)%	(16.1)%
Total warehouse segment cost of operations	$408,328	$413,039	$413,394	(1.2)%	(0.1)%

Warehouse segment contribution (NOI)	172,842	174,676	150,985	14.5%	15.7%
Warehouse rent and storage contribution (NOI) (4)	178,019	180,014	148,605	19.8%	21.1%
Warehouse services contribution (NOI) (5)	(5,177)	(5,338)	2,380	(317.5)%	(324.3)%

Total warehouse segment margin	29.7%	29.7%	26.8%	299 bps	297 bps
Rent and storage margin(6)	64.7%	64.7%	61.3%	337 bps	336 bps
Warehouse services margin(7)	(1.7)%	(1.7)%	0.7%	-243 bps	-246 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.5 million and $10.7 million, on an actual basis, for the second quarter of 2023 and 2022, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.4 million and $2.6 million, on an actual basis, for the second quarter of 2023 and 2022, respectively.
(4)Calculated as rent and storage revenues less power and other facilities costs.
(5)Calculated as warehouse services revenues less labor and other services costs.
(6)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(7)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $581.2 million for the three months ended June 30, 2023, an increase of $16.8 million, or 3.0%, compared to $564.4 million for the three months ended June 30, 2022. On a constant currency basis, our warehouse segment revenues were $587.7 million for the three months ended June 30, 2023, an increase of $23.3 million, or 4.1%, from the three months ended June 30, 2022. This growth was driven by $21.0 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a slight decline in throughput due to the inability to move product in certain warehouses during our cyber incident. Non-same store revenue increased $2.3 million on a constant currency basis, due to recently completed expansion and developments, an increase in occupancy, and the De Bruyn acquisition, partially offset by the contribution of our Chilean facility to a joint venture in 2022 and exits of leased facilities. The foreign currency translation of revenues earned by our foreign operations had a $6.5 million unfavorable impact during the three months ended June 30, 2023, which was mainly driven by the strengthening of the U.S. dollar against our foreign subsidiaries’ currencies.
Warehouse segment cost of operations was $408.3 million for the three months ended June 30, 2023, a decrease of $5.1 million, or 1.2%, compared to the three months ended June 30, 2022. On a constant currency basis, our warehouse segment cost of operations was $413.0 million for the three months ended June 30, 2023, a decrease of $0.4 million, or 0.1%, from the three months ended June 30, 2022. The cost of operations for our same store pool was flat on a constant currency basis, with increases driven by higher facilities costs related to property taxes and property insurance, offset by lower other services costs from lower warehouse supplies and pallet costs as a result of lower throughput from the cyber incident and consumer purchasing habits. Approximately $0.3 million of the increase, on a constant currency basis, was related to growth in our recently completed expansions and developments and the De Bruyn acquisition in our non-same store pool. These increases are offset by the foreign currency translation of expenses incurred by our foreign operations which had a $4.7 million favorable impact during the three months ended June 30, 2023.
For the three months ended June 30, 2023, warehouse segment contribution (NOI), increased $21.9 million, or 14.5%, to $172.8 million for the second quarter of 2023 compared to $151.0 million for the second quarter of 2022. On a constant currency basis, warehouse segment NOI increased 15.7% from the three months ended June 30, 2022. The NOI for our same store pool increased $21.0 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. Warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they incur pre-launch costs or costs as they ramp to stabilization, partially offset by the NOI from the De Bruyn acquisition and lease buyouts. The foreign currency translation of our results of operations had a $1.8 million unfavorable impact to warehouse segment NOI period-over-period due to the strengthening of the U.S. dollar.
Same Store and Non-Same Store Results
We had 220 same stores for the three months ended June 30, 2023. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to our recently completed expansion and development projects not yet stabilized, the acquisition of De Bruyn Cold Storage, one temporarily leased warehouse, previously leased facilities purchased during 2022 and 2023, and idled facilities are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of same store sites	220		220		n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$256,892	$259,801	$229,696	11.8%	13.1%
Warehouse services	296,205	299,473	308,574	(4.0)%	(2.9)%
Total same store revenues	553,097	559,274	538,270	2.8%	3.9%
Same store cost of operations:
Power	32,795	33,265	32,722	0.2%	1.7%
Other facilities costs	56,114	56,724	51,778	8.4%	9.6%
Labor	238,303	241,212	237,535	0.3%	1.5%
Other services costs	54,021	54,489	63,692	(15.2)%	(14.4)%
Total same store cost of operations	$381,233	$385,690	$385,727	(1.2)%	—%

Same store contribution (NOI)	$171,864	$173,584	$152,543	12.7%	13.8%
Same store rent and storage contribution (NOI)(2)	$167,983	$169,812	$145,196	15.7%	17.0%
Same store services contribution (NOI)(3)	$3,881	$3,772	$7,347	(47.2)%	(48.7)%

Total same store margin	31.1%	31.0%	28.3%	273 bps	270 bps
Same store rent and storage margin(4)	65.4%	65.4%	63.2%	218 bps	215 bps
Same store services margin(5)	1.3%	1.3%	2.4%	-107 bps	-112 bps

	Three Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of non-same store sites(6)	17		20	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$18,291	$18,526	$12,655	n/r	n/r
Warehouse services	9,782	9,915	13,454	n/r	n/r
Total non-same store revenues	28,073	28,441	26,109	n/r	n/r
Non-same store cost of operations:
Power	3,197	3,217	3,348	n/r	n/r
Other facilities costs	5,058	5,107	5,898	n/r	n/r
Labor	15,499	15,660	13,176	n/r	n/r
Other services costs	3,341	3,365	5,245	n/r	n/r
Total non-same store cost of operations	$27,095	$27,349	$27,667	n/r	n/r

Non-same store contribution (NOI)	$978	$1,092	$(1,558)	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$10,036	$10,202	$3,409	n/r	n/r
Non-same store services contribution (NOI)(3)	$(9,058)	$(9,110)	$(4,967)	n/r	n/r

Total non-same store margin	3.5%	3.8%	(6.0)%	n/r	n/r
Non-same store rent and storage margin(4)	54.9%	55.1%	26.9%	n/r	n/r
Non-same store services margin(5)	(92.6)%	(91.9)%	(36.9)%	n/r	n/r

	Three Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Total warehouse segment revenues	$581,170	$587,715	$564,379	3.0%	4.1%
Total warehouse cost of operations	$408,328	$413,039	$413,394	(1.2)%	(0.1)%
Total warehouse segment contribution	$172,842	$174,676	$150,985	14.5%	15.7%
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
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
Units in thousands except per pallet and site number data - unaudited	2023	2022
Number of same store sites	220	220	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	4,335	4,018	7.9%
Economic occupancy percentage	84.8%	78.0%	687 bps
Same store rent and storage revenues per economic occupied pallet	$59.26	$57.17	3.6%
Constant currency same store rent and storage revenues per economic occupied pallet	$59.93	$57.17	4.8%

Physical occupancy(2)
Average physical occupied pallets	3,983	3,707	7.4%
Average physical pallet positions	5,110	5,153	(0.8)%
Physical occupancy percentage	77.9%	71.9%	599 bps
Same store rent and storage revenues per physical occupied pallet	$64.50	$61.96	4.1%
Constant currency same store rent and storage revenues per physical occupied pallet	$65.23	$61.96	5.3%

Same store warehouse services:
Throughput pallets (in thousands)	8,678	9,571	(9.3)%
Same store warehouse services revenues per throughput pallet	$34.13	$32.24	5.9%
Constant currency same store warehouse services revenues per throughput pallet	$34.51	$32.24	7.0%

Number of non-same store sites(3)	17	20	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	245	187	n/r
Economic occupancy percentage	78.0%	66.7%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$74.61	$67.77	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$75.57	$67.77	n/r

Physical occupancy(2)
Average physical occupied pallets	204	181	n/r
Average physical pallet positions	314	280	n/r
Physical occupancy percentage	65.0%	64.6%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$89.57	$70.04	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$90.72	$70.04	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	440	485	n/r
Non-same store warehouse services revenues per throughput pallet	$22.21	$27.72	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$22.52	$27.72	n/r
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
n/a - not applicable
n/r - not relevant
Economic occupancy for our same store pool was 84.8% for the three months ended June 30, 2023, an increase of 687 basis points compared to 78.0% for the quarter ended June 30, 2022. Economic occupancy growth as compared to the prior year was due to our customers continued increase in food production levels, which is benefiting from the improved labor market, coupled with end-consumer basket sizes shrinking and less pantry stocking due to the current economic environment. Same store rent and storage revenues per economic occupied pallet increased 3.6% period-over-period, primarily driven by our pricing initiative, contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 4.8% period-over-period. Our economic occupancy for our same store pool for the three months ended June 30, 2023 was 690 basis points higher than our corresponding average physical occupancy of 77.9%.
Throughput pallets for our same store pool was 8.7 million pallets for the three months ended June 30, 2023, a decrease of 9.3% from 9.6 million pallets for the three months ended June 30, 2022. This decrease was related to the Cyber Incident, in addition to a slight decline in end-consumer demand due to the broader economic slowdown. Same store warehouse services revenue per throughput pallet increased 5.9% compared to the prior year primarily as a result of our pricing initiative and contractual rate escalations, offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 7.0% compared to the prior year.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$58,072	$59,198	$81,891	(29.1)%	(27.7)%
Transportation cost of operations	48,263	49,256	68,306	(29.3)%	(27.9)%
Transportation segment contribution (NOI)	$9,809	$9,942	$13,585	(27.8)%	(26.8)%

Transportation margin	16.9%	16.8%	16.6%	30 bps	21 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $58.1 million for the three months ended June 30, 2023, a decrease of $23.8 million, or 29.1%, compared to $81.9 million for the three months ended June 30, 2022. The decrease was primarily due to the strategic transition of transportation business in the UK to a third party logistics model, the softening of transportation demand in the general macro-environment and the unfavorable impact of foreign currency translation, partially offset by higher rates in our consolidation business, acquisitions and expansions in

Australia. Additionally, the cyber incident resulted in cancellations of customer transportation orders due to system outages.
Transportation cost of operations was $48.3 million for the three months ended June 30, 2023, a decrease of $20.0 million, or 29.3%, compared to $68.3 million for the three months ended June 30, 2022. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
Transportation segment contribution (NOI) was $9.8 million for the three months ended June 30, 2023, a decrease of 27.8% compared to the three months ended June 30, 2022. Transportation segment margin increased 30 basis points from the three months ended June 30, 2022, to 16.9%. The increase in margin was primarily due to rate increases, partially offset by the lost business as a result of our
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of managed sites	5		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$10,368	$10,814	$83,486	(87.6)%	(87.0)%
Third-party managed cost of operations	8,968	9,324	79,765	(88.8)%	(88.3)%
Third-party managed segment contribution	$1,400	$1,490	$3,721	(62.4)%	(60.0)%

Third-party managed margin	13.5%	13.8%	4.5%	905 bps	932 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues were $10.4 million for the three months ended June 30, 2023, a decrease of $73.1 million, or 87.6%, compared to $83.5 million for the three months ended June 30, 2022. On a constant currency basis, third-party managed revenues were $10.8 million for the three months ended June 30, 2023, a decrease of $72.7 million, or 87.0%, from the three months ended June 30, 2022.
Third-party managed cost of operations was $9.0 million for the three months ended June 30, 2023, a decrease of $70.8 million, or 88.8%, compared to $79.8 million for the three months ended June 30, 2022.
Third-party managed segment contribution (NOI) was $1.4 million for the three months ended June 30, 2023, a decrease of $2.3 million, or 62.4%, compared to $3.7 million for the three months ended June 30, 2022. The decreases in revenue, cost, and NOI were primarily due to the strategic exit of operations of our historically largest domestic customer in this segment.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $84.9 million for the three months ended June 30, 2023, an increase of $2.2 million, or 2.7%, compared to $82.7 million for the three months ended June 30, 2022. This increase was primarily due to the impact of our recently completed expansion and developments and partially offset by the favorable impact of foreign currency translation.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $53.8 million for the three months ended June 30, 2023, a decrease of $2.5 million, or 4.4%, compared to $56.3 million for the three months ended June 30, 2022. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by higher travel and conference expenses that resumed in 2023 and timing of professional fees, which is partially offset by a decrease in stock-based compensation in connection with the November 2021 retention grant, a significant portion of which vested in November 2022.
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net expenses were $27.2 million for the three months ended June 30, 2023, a increase of $21.6 million compared to the three months ended June 30, 2022. During the three months ended June 30, 2023, we incurred $19.0 million of cyber incident costs, inclusive of incremental labor costs, professional fees, customer claims, and related insurance deductibles, $2.8 million of severance primarily due to the realignment of certain international operations, $2.5 million of implementation costs related to Project Orion, and $2.4 million of acquisition and integration related costs. Refer to Note 3 of the Condensed Consolidated Financial Statements for details. During the three months ended June 30, 2022, we incurred $3.8 million of acquisition and integration related expenses, an aggregate $0.9 million of severance related expenses due to the realignment of certain international operations and leadership changes and $1.2 million of litigation fees.
Gain from sale of real estate. For the three months ended June 30, 2023 we recorded a $2.5 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings.
Other Expense and Income
The following table presents other items of expense and income for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Change
	2023	2022	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(36,431)	$(26,545)	37.2%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(627)	$(627)	—%
Other, net	$(415)	$(962)	(56.9)%
Loss from investments in partially owned entities	$(709)	$(359)	97.5%
Impairment of related party loan receivable	$(21,972)	$—	n/r
Loss on put option	$(56,576)	$—	n/r
Interest expense. Interest expense was $36.4 million for the three months ended June 30, 2023, an increase of $9.9 million, or 37.2%, compared to $26.5 million for the three months ended June 30, 2022. Our effective interest rate on our outstanding debt increased from 3.39% in the second quarter of 2022 to 4.21% in the second quarter of 2023, primarily due to the rising interest rates associated with our floating rate borrowings under our Senior Unsecured Credit Facility, as well as higher outstanding borrowings, partially offset by the impact of our interest rate hedge instruments.
Impairment of related party loan receivable. Impairment of related party loan receivable was $22.0 million for the three months ended June 30, 2023. During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the three months ended June 30, 2023, the Company fully impaired the remaining balance.

Loss on put option. Loss on put option was $56.6 million for the three months ended June 30, 2023, which represents the estimated loss we recognized when the exercise of the Comfrio put was deemed probable.
Income Tax Benefit (Expense)
Income tax expense for the three months ended June 30, 2023 was $0.5 million, an increase of $12.6 million from an income tax benefit of $12.1 million for the three months ended June 30, 2022. The change is primarily from improved operating results and a non-recurring $6.5 million discrete tax benefit was recognized in June 30, 2022 attributable to the deconsolidation of our Chilean operations.
Comparison of Results for the Six Months Ended June 30, 2023 and 2022
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$546,591	$554,239	$472,108	15.8%	17.4%
Warehouse services	629,631	637,989	633,196	(0.6)%	0.8%
Total warehouse segment revenues	1,176,222	1,192,228	1,105,304	6.4%	7.9%

Power	72,040	73,580	69,105	4.2%	6.5%
Other facilities costs (2)	121,972	123,604	114,247	6.8%	8.2%
Labor	512,343	519,396	494,872	3.5%	5.0%
Other services costs (3)	122,198	123,608	129,837	(5.9)%	(4.8)%
Total warehouse segment cost of operations	$828,553	$840,188	$808,061	2.5%	4.0%

Warehouse segment contribution (NOI)	$347,669	$352,040	$297,243	17.0%	18.4%
Warehouse rent and storage contribution (NOI) (4)	$352,579	$357,055	$288,756	22.1%	23.7%
Warehouse services contribution (NOI) (5)	$(4,910)	$(5,015)	$8,487	(157.9)%	(159.1)%

Total warehouse segment margin	29.6%	29.5%	26.9%	267 bps	264 bps
Rent and storage margin(6)	64.5%	64.4%	61.2%	334 bps	326 bps
Warehouse services margin(7)	(0.8)%	(0.8)%	1.3%	-212 bps	-213 bps
The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(1)Includes real estate rent expense of $18.9 million and $21.3 million, on an actual basis, for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes non-real estate rent expense (equipment lease and rentals) of $7.1 million and $5.7 million, on an actual basis, for the six months ended June 30, 2023 and 2022, respectively.
(3)Calculated as rent and storage revenues less power and other facilities costs.
(4)Calculated as warehouse services revenues less labor and other services costs.
(5)Calculated as warehouse rent and storage contribution (NOI) divided by warehouse rent and storage revenues.
(6)Calculated as warehouse services contribution (NOI) divided by warehouse services revenues.
Warehouse segment revenues were $1.2 billion for the six months ended June 30, 2023, an increase of $70.9 million, or 6.4%, compared to $1.1 billion for the six months ended June 30, 2022. On a constant currency basis, our warehouse segment revenues were $1.2 billion for the six months ended June 30, 2023, an increase of $86.9 million, or 7.9%, from the six months ended June 30, 2022. This growth was driven by $84.9 million of growth in our same store pool on a constant currency basis primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a slight decline in throughput due to the inability to move product in certain warehouses during the cyber incident. Non-same store revenue increased by $2.0 million on a constant currency basis, due to recently completed expansion and developments, improvements in economic occupancy, and the De Bruyn acquisition, partially offset by exits of leased facilities during 2022. The foreign currency translation of revenues earned by our foreign operations had a $16.0 million unfavorable impact during the six months ended June 30, 2023, which was mainly driven by the strengthening of the U.S. dollar against our foreign subsidiaries’ currencies.
Warehouse segment cost of operations was $828.6 million for the six months ended June 30, 2023, an increase of $20.5 million, or 2.5%, compared to the six months ended June 30, 2022. On a constant currency basis, our warehouse segment cost of operations was $840.2 million for the six months ended June 30, 2023, an increase of $32.1 million, or 4.0%, from the six months ended June 30, 2022. The cost of operations for our same store pool increased $25.6 million on a constant currency basis, primarily driven by higher other facilities costs and power expense to support increased occupancy, partially offset by a reduction in other services costs as a result of reduced throughput from our cyber incident and consumer purchasing habits. Approximately $6.5 million of the increase, on a constant currency basis, was related to growth in our recently completed expansions and developments and the De Bruyn acquisition in our non-same store pool. These increases were partially offset by the foreign currency translation of expenses incurred by our foreign operations which had a $11.6 million favorable impact during the six months ended June 30, 2023.
For the six months ended June 30, 2023, warehouse segment contribution (NOI), increased $50.4 million, or 17.0%, to $347.7 million for the six months ended June 30, 2023, compared to $297.2 million for the six months ended June 30, 2022. On a constant currency basis, warehouse segment NOI increased 18.4% from the six months ended June 30, 2022. The NOI for our same store pool increased $59.2 million on a constant currency basis, attributable to revenue and cost of operations factors previously described. Warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they incur pre-launch costs or costs as they ramp to stabilization, partially offset by the NOI from the De Bruyn acquisition and lease buyouts. The foreign currency translation of our results of operations had a $4.4 million unfavorable impact to warehouse segment NOI period-over-period due to the strengthening of the U.S. dollar.
Same Store and Non-Same Store Analysis
We had 220 same stores for the six months ended June 30, 2023. Please see “How We Assess the Performance of Our Business—Same Store Analysis” above for a reconciliation of the change in the same store portfolio from period to period. Amounts related to our recently completed expansion and development projects not yet stabilized, the acquisition of De Bruyn Cold Storage, one temporarily leased warehouse, previously leased facilities purchased during 2022 and idled facilities are reflected within non-same store results.
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of same store sites	220		220	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$514,283	$521,233	$447,781	14.9%	16.4%
Warehouse services	610,220	618,034	606,598	0.6%	1.9%
Total same store revenues	1,124,503	1,139,267	1,054,379	6.7%	8.1%
Same store cost of operations:
Power	65,860	67,262	62,784	4.9%	7.1%
Other facilities costs	111,916	113,385	102,983	8.7%	10.1%
Labor	482,760	489,308	469,706	2.8%	4.2%
Other services costs	111,095	112,400	121,242	(8.4)%	(7.3)%
Total same store cost of operations	$771,631	$782,355	$756,715	2.0%	3.4%

Same store contribution (NOI)	$352,872	$356,912	$297,664	18.5%	19.9%
Same store rent and storage contribution (NOI)(2)	$336,507	$340,586	$282,014	19.3%	20.8%
Same store services contribution (NOI)(3)	$16,365	$16,326	$15,650	4.6%	4.3%

Total same store margin	31.4%	31.3%	28.2%	315 bps	310 bps
Same store rent and storage margin(4)	65.4%	65.3%	63.0%	245 bps	236 bps
Same store services margin(5)	2.7%	2.6%	2.6%	10 bps	6 bps

	Six Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of non-same store sites	17		20	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$32,308	$33,007	$24,326	n/r	n/r
Warehouse services	19,412	19,955	26,599	n/r	n/r
Total non-same store revenues	51,720	52,962	50,925	n/r	n/r
Non-same store cost of operations:
Power	6,180	6,318	6,321	n/r	n/r
Other facilities costs	10,056	10,219	11,265	n/r	n/r
Labor	29,583	30,087	25,166	n/r	n/r
Other services costs	11,106	11,208	8,595	n/r	n/r
Total non-same store cost of operations	$56,925	$57,832	$51,347	n/r	n/r

Non-same store contribution (NOI)	$(5,205)	$(4,870)	$(422)	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$16,072	$16,470	$6,740	n/r	n/r
Non-same store services contribution (NOI)(3)	$(21,277)	$(21,340)	$(7,162)	n/r	n/r

Total non-same store margin	(10.1)%	(9.2)%	(0.8)%	n/r	n/r
Non-same store rent and storage margin(4)	49.7%	49.9%	27.7%	n/r	n/r
Non-same store services margin(5)	(109.6)%	(106.9)%	(26.9)%	n/r	n/r

	Six Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Total warehouse segment revenues	$1,176,222	$1,192,228	$1,105,304	6.4%	7.9%
Total warehouse cost of operations	$828,553	$840,188	$808,061	2.5%	4.0%
Total warehouse segment contribution	$347,669	$352,040	$297,243	17.0%	18.4%
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
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Six Months Ended June 30,
Units in thousands except per pallet and site number data - unaudited	2023	2022	Change
Number of same store sites	220	220	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	4,330	3,998	8.3%
Economic occupancy percentage	84.7%	77.5%	722 bps
Same store rent and storage revenues per economic occupied pallet	$118.77	$112.01	6.0%
Constant currency same store rent and storage revenues per economic occupied pallet	$120.37	$112.01	7.5%

Physical occupancy(2)
Average physical occupied pallets	3,984	3,663	8.7%
Average physical pallet positions	5,110	5,157	(0.9)%
Physical occupancy percentage	78.0%	71.0%	692 bps
Same store rent and storage revenues per physical occupied pallet	$129.10	$122.23	5.6%
Constant currency same store rent and storage revenues per physical occupied pallet	$130.84	$122.23	7.0%

Same store warehouse services:
Throughput pallets (in thousands)	17,868	18,902	(5.5)%
Same store warehouse services revenues per throughput pallet	$34.15	$32.09	6.4%
Constant currency same store warehouse services revenues per throughput pallet	$34.59	$32.09	7.8%

Number of non-same store sites(3)	17	20	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	236	192	n/r
Economic occupancy percentage	76.1%	69.0%	n/r
Non-same store rent and storage revenues per economic occupied pallet	$136.76	$126.92	n/r
Constant currency non-same store rent and storage revenues per economic occupied pallet	$139.71	$126.92	n/r

Physical occupancy(2)
Average physical occupied pallets	205	183	n/r
Average physical pallet positions	310	278	n/r
Physical occupancy percentage	65.9%	65.8%	n/r
Non-same store rent and storage revenues per physical occupied pallet	$157.84	$133.18	n/r
Constant currency non-same store rent and storage revenues per physical occupied pallet	$161.25	$133.18	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	902	1,011	n/r
Non-same store warehouse services revenues per throughput pallet	$21.52	$26.31	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$22.13	$26.31	n/r
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
n/a - not applicable
n/r - not relevant

Economic occupancy for our same store pool was 84.7% for the six months ended June 30, 2023, a increase of 722 basis points compared to 77.5% for the six months ended June 30, 2022. Economic occupancy growth as compared to the prior year was primarily due to improvements in customer service initiatives, as well as our customers increase in food production levels, which is benefiting from the improved labor market. Same store rent and storage revenues per economic occupied pallet increased 6.0% period-over-period, primarily driven by our pricing initiative, contractual rate escalations and business mix. On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 7.5% period-over-period. Our economic occupancy for our same store pool for the six months ended June 30, 2023 was 678 basis points higher than our corresponding average physical occupancy of 78.0%.
Throughput pallets at our same store pool was 17.9 million pallets for the six months ended June 30, 2023, a decrease of 5.5% from 18.9 million pallets for the six months ended June 30, 2022. This decrease was primarily the result of the cyber incident and resulting system outages, in addition to a slight decline in end-consumer demand as basket sizes decreased due to the broader economic slowdown. Same store warehouse services revenue per throughput pallet increased 6.4% compared to the prior year primarily as a result of our pricing initiative and contractual rate escalations, offset by unfavorable foreign currency translation as previously discussed. On a constant currency basis, our same store services revenue per throughput pallet increased 7.8% compared to the prior year.

Transportation Segment

The following table presents the operating results of our transportation segment for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$126,150	$130,453	$160,801	(21.5)%	(18.9)%
Total transportation cost of operations	104,681	108,561	138,687	(24.5)%	(21.7)%
Transportation segment contribution (NOI)	$21,469	$21,892	$22,114	(2.9)%	(1.0)%

Transportation margin	17.0%	16.8%	13.8%	327 bps	303 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Transportation revenues were $126.2 million for the six months ended June 30, 2023, a decrease of $34.7 million, or 21.5%, compared to $160.8 million for the six months ended June 30, 2022. The decrease was primarily due to the strategic transition of transportation business in the United Kingdom to a 3PL model, the softening of transportation demand in the general macro-environment and the unfavorable impact of foreign currency translation, partially offset by higher rates in our consolidation business, acquisitions and expansions in Australia. Additionally, the cyber incident resulted in cancellations of customer transportation orders due to system outages.
Transportation cost of operations was $104.7 million for the six months ended June 30, 2023, a decrease of $34.0 million, or 24.5%, compared to $138.7 million for the six months ended June 30, 2022. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
Transportation segment contribution (NOI) was $21.5 million for the six months ended June 30, 2023, a decrease of 2.9% compared to the six months ended June 30, 2022. Transportation segment margin increased 327 basis points from the six months ended June 30, 2022, to 17.0%. The increase in margin was primarily due to rate increases, somewhat offset by lost business as a result of the cyber incident.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of managed sites	9		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$23,727	$24,583	$169,346	(86.0)%	(85.5)%
Third-party managed cost of operations	21,248	21,944	162,124	(86.9)%	(86.5)%
Third-party managed segment contribution	$2,479	$2,639	$7,222	(65.7)%	(63.5)%

Third-party managed margin	10.4%	10.7%	4.3%	618 bps	647 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Third-party managed revenues were $23.7 million for the six months ended June 30, 2023, a decrease of $145.6 million, or 86.0%, compared to $169.3 million for the six months ended June 30, 2022. On a constant currency basis, third-party managed revenues were $24.6 million for the six months ended June 30, 2023, a decrease of $144.8 million, or 85.5%, from the six months ended June 30, 2022.

Third-party managed cost of operations was $21.2 million for the six months ended June 30, 2023, a decrease of $140.9 million, or 86.9%, compared to $162.1 million for the six months ended June 30, 2022.

Third-party managed segment contribution (NOI) was $2.5 million for the six months ended June 30, 2023, a decrease of $4.7 million, or 65.7%, compared to $7.2 million for the six months ended June 30, 2022. the decreases in revenue, cost, and NOI were primarily due to the strategic exit of operations of our historically largest domestic customer in this segment.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $169.9 million for the six months ended June 30, 2023, an increase of $4.6 million, or 2.8%, compared to $165.3 million for the six months ended June 30, 2022. This increase was primarily due to the impact of our recently completed expansion and development projects, partially offset by the favorable impact of foreign currency translation.
Selling, general and administrative. Corporate-level selling, general and administrative expenses were $116.6 million for the six months ended June 30, 2023, an increase of $2.8 million, or 2.4%, compared to $113.9 million for the six months ended June 30, 2022. Included in these amounts are business development expenses attributable to new business pursuits, supply chain solutions and underwriting, facility development, customer on-boarding, and engineering and consulting services to support our customers in the cold chain. We believe these costs are comparable to leasing costs for other publicly-traded REITs. The increase was driven by investments in our IT hosting and application costs, in addition to higher travel and conference expenses that resumed in 2023, which are partially offset by a decrease in stock-based compensation in connection with the November 2021 retention grant, a significant portion of which vested in November 2022.
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net expenses were $34.4 million for the six months ended June 30, 2023, an increase of $18.6 million compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, we incurred $19.0 million of cyber incident costs, inclusive of incremental labor costs, professional fees, customer claims, and related insurance deductibles, $6.2 million of severance primarily due to the realignment of certain international operations, $4.5 million of implementation costs related to Project Orion, and $4.2 million of acquisition and integration related costs. Refer to Note 3 of the Condensed Consolidated Financial Statements for details. During the six months ended June 30, 2022, we incurred $10.1 million of acquisition and integration related expenses, an aggregate $3.5 million of severance related expenses due to the realignment of certain international operations and senior leadership changes, and $2.4 million of litigation fees.
Gain from sale of real estate. For the six months ended June 30, 2023 we recorded a $2.3 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings.

Other Expense and Income
The following table presents other items of income and expense for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Change
	2023	2022	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(70,854)	$(52,318)	35.4%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(1,172)	$(1,244)	(5.8)%
Other, net	$1,018	$1,396	n/r
Loss from investments in partially owned entities	$(1,357)	$(823)	n/r
Impairment of related party loan receivable	$(21,972)	$—	n/r
Loss on put option	$(56,576)	$—	n/r

Interest expense. Interest expense was $70.9 million for the six months ended June 30, 2023, an increase of $18.5 million, or 35.4%, compared to $52.3 million for the six months ended June 30, 2022. Our effective interest rate of our outstanding debt increased from 3.23% for the six months ended June 30, 2022 to 4.15% for the six months ended June 30, 2023, primarily due to the rising interest rates associated with our floating rate borrowings under our Senior Unsecured Credit Facility, as well as higher outstanding borrowings, partially offset by the impact of our interest rate swaps.
Impairment of related party loan receivable. Impairment of related party loan receivable was $22.0 million for the three months ended June 30, 2023. During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the three months ended June 30, 2023, the Company fully impaired the remaining balance.
Loss on put option. Loss on put option was $56.6 million for the six months ended June 30, 2023, which represents the estimated loss we recognized when the exercise of the Comfrio put was deemed probable.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2023 was $1.2 million, a decrease of $11.6 million from an income tax benefit of $12.8 million for the six months ended June 30, 2022. This was primarily due to losses generated in certain jurisdictions and a non-recurring $6.5 million discrete tax benefit was recognized in June 30, 2022 attributable to the deconsolidation of our Chilean operations.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, EBITDAre, Core EBITDA and net debt to pro-forma Core EBITDA.

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

We calculate core funds from operations, or Core FFO, as FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, cyber incident and other, net, goodwill and other non-core impairment (when applicable), loss on debt extinguishment, modifications and termination of derivative instruments, foreign currency exchange gains and losses, discontinued operations from assets held for sale, impairment of related party loan receivable, loss on fair value of put, gain on extinguishment of new market tax credit structure, loss on deconsolidation of subsidiary contributed to LATAM joint venture, and gain from disposition of partially owned entities. We also adjust for the impact of Core FFO attributable to partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of NAREIT FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, amortization of above or below market leases, non-real estate asset impairment, straight-line net rent, benefit or expense from deferred income taxes, stock-based compensation expense, non-real estate depreciation and amortization and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities and discontinued operations. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(104,802)	$3,953	$(107,373)	$(13,492)
Adjustments:
Real estate related depreciation	54,740	51,738	109,281	103,938
Gain on sale of real estate	(2,528)	—	(2,337)	—
Net loss on asset disposals	—	4	—	67
Our share of reconciling items related to partially owned entities	232	1,346	1,135	2,379
NAREIT FFO(b)	(52,358)	57,041	706	92,892
Adjustments:
Net loss (gain) on sale of non-real estate assets	289	72	709	(163)
Acquisition, cyber incident and other, net	27,235	5,663	34,382	15,738
Loss on debt extinguishment, modifications and termination of derivative instruments	627	627	1,172	1,244
Foreign currency exchange loss (gain)	212	1,290	(246)	965
Gain on extinguishment of New Market Tax Credit structure	—	(3,410)	—	(3,410)
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	4,148	—	4,148
Our share of reconciling items related to partially owned entities	(27)	(36)	101	311
Loss from discontinued operations, net of tax	8,275	—	8,275	—
Impairment of related party receivable	21,972	—	21,972	—
Loss on put option	56,576	—	56,576	—
Gain on sale of LATAM joint venture	(304)	—	(304)	—
Core FFO applicable to common stockholders(b)	62,497	65,395	123,343	111,725
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,279	1,160	2,519	2,306
Amortization of below/above market leases	375	549	777	1,057
Straight-line net rent	361	77	(130)	281
Deferred income taxes benefit	(1,459)	(12,886)	(5,080)	(14,775)
Stock-based compensation expense	4,639	7,032	11,609	15,381
Non-real estate depreciation and amortization	30,152	30,952	60,635	61,372
Maintenance capital expenditures (a)	(22,590)	(20,118)	(38,834)	(36,224)
Our share of reconciling items related to partially owned entities	303	1,713	607	1,606
Adjusted FFO applicable to common stockholders(b)	$75,557	$73,874	$155,446	$142,729
(a)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(b)During the three months ended June 30, 2023, management excluded losses from discontinued operations from Core FFO applicable to common stockholders, and Adjusted FFO applicable to common stockholders and included certain losses from discontinued operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recasted as follows:

	Recasted Three months ended June 30,	Recasted Six Months Ended June 30,
(in thousands)	2022	2023	2022
NAREIT FFO	$56,018	$74	$91,165
Core FFO applicable to common stockholders	$67,810	$125,044	$114,917
Adjusted FFO applicable to common stockholders	$74,489	$157,063	$144,083

We calculate NAREIT EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, earnings before interest expense, taxes, depreciation and amortization, gain on sale of real estate, and adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, cyber incident and other, net, loss from investments in partially owned entities, impairment of indefinite and long-lived assets (when applicable), foreign currency exchange loss or gain, stock-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, net gain or loss on other asset disposals, reduction in EBITDAre from partially owned entities, impairment of related party loan receivable, loss on fair value of put, gain on extinguishment of new market tax credit structure, and loss on deconsolidation of subsidiary contributed to LATAM joint venture, and discontinued operations. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(104,802)	$3,953	$(107,373)	$(13,492)
Adjustments:
Depreciation and amortization	84,892	82,690	169,916	165,310
Interest expense	36,431	26,545	70,854	52,318
Income tax expense (benefit)	464	(12,069)	(1,180)	(12,777)
Gain on sale of real estate	(2,528)	—	(2,337)	—
Adjustment to reflect share of EBITDAre of partially owned entities	3,085	6,215	5,968	9,413
NAREIT EBITDAre(a)	$17,542	$107,334	$135,848	$200,772
Adjustments:
Acquisition, cyber incident, and other, net	27,235	5,663	34,382	15,738
Loss on partially owned entities	709	3,647	3,738	5,759
Foreign currency exchange loss (gain)	212	1,290	(246)	965
Stock-based compensation expense	4,639	7,032	11,609	15,381
Loss on debt extinguishment, modifications and termination of derivative instruments	627	627	1,172	1,244
Loss (gain) on other asset disposals	289	76	709	(96)
Gain on extinguishment of New Market Tax Credit structure	—	(3,410)	—	(3,410)
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	4,148	—	4,148
Reduction in EBITDAre from partially owned entities	(3,085)	(6,215)	(5,968)	(9,413)
Loss from discontinued operations, net of tax	8,275	—	8,275	—
Impairment of related party receivable	21,972	—	21,972	—
Loss on put option	56,576	—	56,576	—
Gain on sale of LATAM joint venture	(304)	—	(304)	—
Core EBITDA	$134,687	$120,192	$267,763	$231,088

(a)During the three months ended June 30, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recasted are as follows:

	Recasted Three months ended June 30,	Recasted Six Months Ended June 30,
(in thousands)	2022	2023	2022
NAREIT EBITDAre	$102,460	$134,414	$193,702

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

On March 17, 2023, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM equity program. Sales of our common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common stock pursuant to the 2023 ATM Equity Program for general corporate purposes, which may include funding acquisitions and development projects. There was no activity under the 2023 ATM Equity Program during the six months ended June 30, 2023.
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
Our bad debt expense was $1.3 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we maintained bad debt allowances of approximately $15.9 million, which we believed to be adequate.
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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2023 (in thousands):

Debt Summary:
Fixed rate(1)	$2,601,975
Variable rate - unhedged	723,436
Total mortgage notes, senior unsecured notes, term loans and borrowings under revolving line of credit	3,325,411

Sale-leaseback financing obligations	166,654
Financing lease obligations	76,502
Total debt and debt-like obligations	$3,568,567

Percent of total debt and debt-like obligations:
Fixed rate	80%
Variable rate	20%

Effective interest rate as of June 30, 2023	4.21%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CDOR, SONIA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2023, our debt had a weighted average term to maturity of approximately 5.6 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 4 and Note 5 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K as filed with the SEC.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness as of June 30, 2023 for each of the next five years and thereafter, are as follows (in thousands):

Twelve Months Ending June 30:
2024	$—
2025	—
2026	200,000
2027	1,098,436
2028	458,800
Thereafter	1,568,175
Aggregate principal amount of indebtedness	3,325,411
Less: unamortized deferred financing costs	(11,848)
Total indebtedness, net of deferred financing costs	$3,313,563
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
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our maintenance capital expenditures for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$20,430	$17,825	$35,329	$31,689
Personal property	1,367	1,457	1,692	2,431
Information technology	793	836	1,813	2,104
Maintenance capital expenditures(1)	$22,590	$20,118	$38,834	$36,224

Maintenance capital expenditures per cubic foot	$0.015	$0.014	$0.026	$0.025
(1) Excludes $0.3 million and $9.2 million of deferred acquisition maintenance capital expenditures incurred for the three months ended June 30, 2023 and 2022, respectively. Excludes $0.6 million and $11.0 million of deferred acquisition maintenance capital expenditures incurred for the six months ended June 30, 2023 and 2022, respectively.
Repair and Maintenance Expenses

We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our Condensed Consolidated Statement of Operations. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The increase in costs is due to rising inflationary pressures. The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$12,304	$10,288	$21,106	$19,131
Personal property	17,096	13,809	37,061	28,255
Repair and maintenance expenses	$29,400	$24,097	$58,167	$47,386

Repair and maintenance expenses per cubic foot	$0.020	$0.016	$0.039	$0.032
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
Expansion and development
The expansion and development expenditures for the six months ended June 30, 2023 are primarily driven by $5.6 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $9.5 million for the Spearwood, Australia expansion, $7.7 million related to our Russellville, Arkansas expansion and $5.5 million related to our Atlanta Major Market Strategy - Phase 2. During the six months ended June 30, 2023, we also incurred capitalized interest of $7.1 million and capitalized insurance, property taxes, and compensation and travel expense aggregating to $3.5 million related to our ongoing expansion and development projects.
Expansion and development initiatives also include $4.8 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Finally, we incurred approximately $5.0 million during the six months ended June 30, 2023 for contemplated future expansion or development projects.
Asset acquisitions of $20.1 million includes the cost to purchase a certain facility that was previously leased.
The decrease in costs from the six months ended June 30, 2022 to the six months ended June 30, 2023 is due to fewer outstanding expansion and development projects as compared to the prior year.
The following table sets forth our acquisition, expansion and development capital expenditures for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Business combinations	$40,743	$(209)	$40,743	$(812)
Asset acquisitions	20,081	6,876	20,081	6,876
Expansion and development initiatives	19,567	46,770	48,290	105,291
Information technology	1,721	1,020	3,334	1,761
Growth and expansion capital expenditures	$82,112	$54,457	$112,448	$113,116

Historical Cash Flows

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$82,768	$133,242
Net cash used in investing activities	$(162,674)	$(191,960)
Net cash provided by financing activities	$76,513	52,219

Operating Activities
For the six months ended June 30, 2023, our net cash provided by operating activities was $82.8 million, a decrease of $50.5 million, compared to $133.2 million for the six months ended June 30, 2022. The decrease is primarily due to the payment of the annual bonus accrual in 2023, which did not occur in 2022. Additionally, the Cyber Incident limited our ability to collect billings. This was partially offset by the impact of improved NOI as a result of rate increases and improvements in economic occupancy.
Investing Activities

Our net cash used in investing activities was $162.7 million for the six months ended June 30, 2023 compared to $192.0 million for the six months ended June 30, 2022. Additions to property, buildings and equipment were $128.0 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we purchased the remaining outstanding equity ownership of the Comfrio joint venture for $40.7 million and completed a lease buyout for a facility for $20.1 million. Finally, we invested $18.5 million in a loan to the Comfrio joint venture, which was subsequently impaired, as well as minority equity interest in the RSA joint venture. This was partially offset by proceeds from the sale of our share of the LATAM joint venture of $36.9 million.
Net cash used in investing activities was $192.0 million for the six months ended June 30, 2022 related to cash used for additions to property, buildings and equipment of $181.7 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $6.9 million in acquisitions of property, buildings and equipment for the buyout of a previously leased facility. Finally, we invested $4.4 million in the formation of the LATAM joint venture and capital contributions to the SuperFrio joint venture.
Financing Activities
Net cash provided by financing activities was $76.5 million for the six months ended June 30, 2023 compared to $52.2 million for the six months ended June 30, 2022. Cash provided by financing activities for the current period primarily consisted of $219.7 million in net proceeds from our Senior Unsecured Revolving Credit Facility, net of repayments, offset by $119.8 million of quarterly dividend distributions paid and $24.4 million aggregate lease repayments.
Net cash provided by financing activities was $52.2 million for the six months ended June 30, 2022. Cash provided by financing activities primarily consisted of $198.3 million in net proceeds from our Senior Unsecured Revolving Credit Facility, offset by $119.5 million of quarterly dividend distributions paid.
SIGNIFICANT ACCOUNTING POLICIES UPDATE
Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for a discussion of our critical accounting estimates and assumptions.
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
As of June 30, 2023, we had $645.0 million of outstanding USD-denominated variable-rate debt and $250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.94%. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loan at a weighted average rate of 4.39% and $250.0 million of our outstanding CAD-denominated term loan at a weighted average rate of 4.53%. After incorporating the effects of the interest rate swaps, we have no outstanding variable-rate term loan debt.
Additionally, we had C$35.0 million, £78.0 million, A$156.0 million, $432.0 million USD, €49.5 million, and $13.0 million NZD outstanding of Senior Unsecured Revolving Credit Facility draws. At June 30, 2023, one-month term and daily SOFR was approximately 5.05%, one-month CDOR was approximately 5.25%, one-month SONIA was at 4.93%, one-month AUD BBSW was approximately 4.16%, one-month EURIBOR was approximately 3.42%, and one-month BKBM was approximately 5.66%. The interest rate paid on borrowings can never drop below 0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $7.2 million, and a 100 basis point decrease in market interest rates would result in a $7.2 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2023 was not materially different than what we disclosed in our 2022 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
As discussed in Note 1 of the notes to the Condensed Consolidated Financial Statements in this Form 10-Q, and as previously disclosed on April 26, 2023, we began to receive evidence that our computer network was affected by a cybersecurity incident. Our investigation of the circumstances that led to this incident and resulting impact on our internal controls over financial reporting (ICFR) is ongoing at this point in time. As part of the Company’s overall plan to address the cybersecurity incident, actions were taken in the second quarter of 2023 and are continuing to be taken in the third quarter of 2023 to improve our IT general controls environment.

The Company is conducting a thorough review of the cybersecurity incident. We will consider the outcome of this work as we complete our evaluation. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
As a result of the cybersecurity incident, we performed additional tests of controls and manual compensating controls. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors
Investing in our common shares involves risks and uncertainties. You should consider and read the information contained in our 2022 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors) and the risk factor identified below. Any of the risks discussed in our 2022 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q, and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.
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

As a result of the April 2023 cyber incident, our operations have been impacted. In particular, the incident resulted in a significant number of our facilities being unable to receive or deliver products for a period of time. Such operational impacts have resulted considerable delays in the delivery of our products to our customers or interruption to other key business processes.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	August 3, 2023	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer, Treasurer and Executive Vice President
(On behalf of the registrant and as principal financial officer)