Form 10-Q
period 2023-09-30
AMERICOLD REALTY TRUST
filed 2023-11-02
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, $0.01 par value per share	283,519,907

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
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes which could result in business disruptions, loss of critical and confidential information, an adverse impact on our results and reputation, incurring additional and significant costs to address any malicious attack including costs to remediate and implement proactive, preventative actions against cyber breaches including those related to the cyber matter which occurred on April 26, 2023 (also see Part 4, Controls and Procedures);
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, among others, statements about our expected expansion and development pipeline and our targeted return on invested capital on expansion and development opportunities; estimates related to the impact of the lost business and operational disruption of the cybersecurity incident on our warehouse and transportation segment, as well as estimates of cybersecurity recovery costs; statements related to expected recoveries from cyber and business interruption insurance, and potential disputes over the extent of insurance coverage, and timing for receipt of any insurance proceeds; statements related to potential additional recovery costs; statements related to continued investments in information technology with the intention of strengthening our information security infrastructure; and statements related to actions we are taking in response to the findings of the forensic investigation and to improve the resiliency of our information security infrastructure. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2023	December 31, 2022
Assets
Property, buildings and equipment:
Land	$794,776	$786,975
Buildings and improvements	4,390,940	4,245,607
Machinery and equipment	1,501,899	1,407,874
Assets under construction	452,557	526,811
	7,140,172	6,967,267
Accumulated depreciation	(2,107,133)	(1,901,450)
Property, buildings and equipment – net	5,033,039	5,065,817

Operating lease right-of-use assets	342,031	352,553
Accumulated depreciation – operating leases	(88,851)	(76,334)
Operating leases – net	253,180	276,219

Financing leases:
Buildings and improvements	13,548	13,546
Machinery and equipment	137,038	127,009
	150,586	140,555
Accumulated depreciation – financing leases	(71,121)	(57,626)
Financing leases – net	79,465	82,929

Cash, cash equivalents and restricted cash	53,831	53,063
Accounts receivable – net of allowance of $18,470 and $15,951 at September 30, 2023 and December 31, 2022, respectively	424,540	430,042
Identifiable intangible assets – net	897,238	925,223
Goodwill	1,022,989	1,033,637
Investments in partially owned entities and other	36,249	78,926
Other assets	213,188	158,705
Total assets	$8,013,719	$8,104,561

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$359,201	$500,052
Accounts payable and accrued expenses	501,662	557,540
Senior unsecured notes and term loans – net of deferred financing costs of $11,173 and $13,044, in the aggregate, at September 30, 2023 and December 31, 2022, respectively	2,560,927	2,569,281
Sale-leaseback financing obligations	164,372	171,089
Financing lease obligations	70,170	77,561
Operating lease obligations	245,034	264,634
Unearned revenue	29,865	32,046
Pension and postretirement benefits	2,398	1,531
Deferred tax liability – net	125,890	135,098
Multi-employer pension plan withdrawal liability	7,550	7,851
Total liabilities	4,067,069	4,316,683
Commitments and contingencies (Note 8)
Equity
Stockholders’ equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 283,517,013 and 269,814,956 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,835	2,698
Paid-in capital	5,622,152	5,191,969
Accumulated deficit and distributions in excess of net earnings	(1,706,591)	(1,415,198)
Accumulated other comprehensive income (loss)	11,459	(6,050)
Total stockholders’ equity	3,929,855	3,773,419
Noncontrolling interests:
Noncontrolling interests in Operating Partnership	16,795	14,459
Total equity	3,946,650	3,787,878

Total liabilities and equity	$8,013,719	$8,104,561
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rent, storage and warehouse services	$602,605	$598,977	$1,778,827	$1,704,281
Transportation services	55,642	76,367	181,792	237,168
Third-party managed services	9,692	82,436	33,419	251,782
Total revenues	667,939	757,780	1,994,038	2,193,231
Operating expenses:
Rent, storage and warehouse services cost of operations	424,773	432,315	1,253,326	1,240,376
Transportation services cost of operations	45,983	65,531	150,664	204,218
Third-party managed services cost of operations	8,063	78,776	29,311	240,900
Depreciation and amortization	89,728	83,669	259,644	248,979
Selling, general and administrative	52,383	57,119	169,023	170,994
Acquisition, cyber incident and other, net	13,931	4,874	48,313	20,612
Impairment of indefinite and long-lived assets	—	6,616	—	6,616
Loss (gain) from sale of real estate	78	5,710	(2,259)	5,710
Total operating expenses	634,939	734,610	1,908,022	2,138,405

Operating income	33,000	23,170	86,016	54,826

Other (expense) income:
Interest expense	(35,572)	(30,402)	(106,426)	(82,720)
Loss on debt extinguishment, modifications and termination of derivative instruments	(683)	(1,040)	(1,855)	(2,284)
(Loss) gain from investments in partially owned entities	(259)	44	(1,616)	(779)
Impairment of related party loan receivable	—	—	(21,972)	—
Loss on put option	—	—	(56,576)	—
Other, net	723	(2,593)	1,741	(1,197)
Loss from continuing operations before income taxes	(2,791)	(10,821)	(100,688)	(32,154)

Income tax (expense) benefit:
Current	(1,981)	(1,006)	(5,881)	(3,004)
Deferred	2,473	4,374	7,553	19,149
Total income tax benefit	492	3,368	1,672	16,145

Net (loss) income:
Loss from continuing operations	(2,299)	(7,453)	(99,016)	(16,009)
Gain (loss) from discontinued operations, net of tax	203	(1,484)	(10,453)	(6,420)
Net loss	$(2,096)	$(8,937)	$(109,469)	$(22,429)
Net loss attributable to noncontrolling interests	(8)	(25)	(95)	(45)
Net loss attributable to Americold Realty Trust, Inc.	$(2,088)	$(8,912)	$(109,374)	$(22,384)

Weighted average common stock outstanding – basic	278,137	269,586	273,217	269,467
Weighted average common stock outstanding – diluted	278,137	269,586	273,217	269,467

Net loss per common share from continuing operations - basic	$(0.01)	$(0.03)	$(0.36)	$(0.06)
Net loss per common share from discontinued operations - basic	—	—	(0.04)	(0.02)
Basic loss per share	$(0.01)	$(0.03)	$(0.40)	$(0.08)

Net loss per common share from continuing operations - diluted	$(0.01)	$(0.03)	$(0.36)	$(0.06)
Net loss per common share from discontinued operations - diluted	—	—	(0.04)	(0.02)
Diluted loss per share	$(0.01)	$(0.03)	$(0.40)	$(0.08)
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,096)	$(8,937)	$(109,469)	$(22,429)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(832)	66	(522)	20
Change in unrealized net loss on foreign currency	(10,467)	(25,038)	(4,145)	(37,720)
Unrealized gain on cash flow hedges	12,381	8,274	22,176	9,984
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust, Inc.	1,082	(16,698)	17,509	(27,716)
Other comprehensive income (loss) attributable to noncontrolling interests	101	(53)	178	(103)
Total comprehensive loss	$(913)	$(25,688)	$(91,782)	$(50,248)

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except shares and per share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(2,562)	—	(9)	(2,571)
Other comprehensive loss	—	—	—	—	(11,687)	(35)	(11,722)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,692)	—	(240)	(59,932)
Stock-based compensation expense	—	—	5,273	—	—	1,697	6,970
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	221,084	2	(801)	—	—	—	(799)
Common stock issuance related to employee stock purchase plan	60,393	1	1,452	—	—	—	1,453
Balance - March 31, 2023	270,096,433	$2,701	$5,197,893	$(1,477,452)	$(17,737)	$15,872	$3,721,277
Net loss	—	—	—	(104,724)	—	(78)	(104,802)
Other comprehensive income	—	—	—	—	28,114	112	28,226
Distributions on common stock, restricted stock and OP units	—	—	—	(59,696)	—	(225)	(59,921)
Stock-based compensation expense	—	—	3,476	—	—	1,163	4,639
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	15,035	—	340	—	—	—	340
Conversion of OP units to common stock	74,808	1	2,182	—	—	(2,183)	—
Balance - June 30, 2023	270,186,276	$2,702	$5,203,891	$(1,641,872)	$10,377	$14,661	$3,589,759
Net loss	—	—	—	(2,088)	—	(8)	(2,096)
Other comprehensive income	—	—	—	—	1,082	101	1,183
Distributions on common stock, restricted stock and OP units	—	—	—	(62,631)	—	(237)	(62,868)
Stock-based compensation expense	—	—	3,925	—	—	2,278	6,203
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	20,030	—	(43)	—	—	—	(43)
Common stock issuance related to employee stock purchase plan	65,802	1	1,593	—	—	—	1,594
Net proceeds from issuance of common stock	13,244,905	132	412,786	—	—	—	412,918
Balance - September 30, 2023	283,517,013	$2,835	$5,622,152	$(1,706,591)	$11,459	$16,795	$3,946,650

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(17,407)	—	(38)	(17,445)
Other comprehensive income	—	—	—	—	11,404	23	11,427
Distributions on common stock, restricted stock and OP units	—	—	—	(59,580)	—	(180)	(59,760)
Stock-based compensation expense	—	—	6,108	—	—	1,985	8,093
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	318,729	3	(2,140)	—	—	—	(2,137)
Common stock issuance related to employee stock purchase plan	71,144	1	1,984	—	—	—	1,985
Balance - March 31, 2022	268,672,465	$2,687	$5,177,642	$(1,234,875)	$15,926	$9,859	$3,971,239
Net income	—	—	—	3,935	—	18	3,953
Other comprehensive loss	—	—	—	—	(27,392)	(73)	(27,465)
Distributions on common shares, restricted stock and OP units	—	—	—	(59,571)	—	(188)	(59,759)
Stock-based compensation expense	—	—	5,115	—	—	2,173	7,288
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	618,176	6	(448)	—	—	—	(442)
Deconsolidation of previously consolidated entities	—	—	—	—	4,970	(204)	4,766
Balance - June 30, 2022	269,290,641	$2,693	$5,182,309	$(1,290,511)	$(6,496)	$11,585	$3,899,580
Net loss	—	—	—	(8,912)	—	(25)	(8,937)
Other comprehensive loss	—	—	—	—	(16,698)	(53)	(16,751)
Distributions on common shares, restricted stock and OP units	—	—	—	(59,583)	—	(180)	(59,763)
Stock-based compensation expense	—	—	5,065	—	—	1,655	6,720
Common share issuance related to stock-based payment plans, net of shares withheld for employee taxes	30,791	—	(53)	—	—	—	(53)
Common shares issuance related to employee stock purchase plan	74,142	1	1,894	—	—	—	1,895
Other	—	—	—	(100)	—	—	(100)
Balance - September 30, 2022	269,395,574	$2,694	$5,189,215	$(1,359,106)	$(23,194)	$12,982	$3,822,591

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(109,469)	$(22,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	259,644	248,979
Loss on debt extinguishment, modifications and termination of derivative instruments	1,855	2,284
Loss from investments in partially owned entities	5,727	7,199
Gain on extinguishment of New Market Tax Credit structure	—	(3,410)
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	4,148
Stock-based compensation expense	17,812	22,101
Deferred income taxes benefit	(7,553)	(19,149)
(Gain) loss from sale of real estate	(2,259)	5,710
Impairment of indefinite and long-lived assets	—	6,616
Provision for doubtful accounts receivable	3,241	3,866
Impairment of related party loan receivable	21,972	—
Loss on put option	56,576	—
Loss on classification of Comfrio as held for sale	4,616	—
Other reconciling items	3,826	9,685
Changes in operating assets and liabilities:
Accounts receivable	(2,436)	(84,761)
Accounts payable and accrued expenses	(61,157)	(19,382)
Other	818	21,426
Net cash provided by operating activities	193,213	182,883

Investing activities:
Additions to property, buildings and equipment	(188,317)	(254,112)
Business combinations and deferred consideration paid	(46,652)	(15,228)
Acquisitions of property, buildings and equipment	(43,577)	(14,581)
Investments in partially owned entities and other	(20,025)	(4,427)
Net payments for sale of business (discontinued operations)	(4,616)	—
Proceeds from sale of property, buildings and equipment	7,913	340
Proceeds from sale of investments in partially owned entities	36,896	—
Net cash used in investing activities	(258,378)	(288,008)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(179,562)	(179,623)
Proceeds from stock options exercised	1,734	887
Proceeds from employee stock purchase plan	3,047	3,880
Remittance of withholding taxes related to employee stock-based transactions	(2,236)	(4,031)
Proceeds from revolving line of credit	545,421	404,604
Repayment on revolving line of credit	(679,155)	(303,860)
Repayment of sale-leaseback financing obligations	(6,717)	(5,580)
Repayment of financing lease obligations	(26,390)	(24,758)
Payment of debt issuance and extinguishment costs	—	(11,593)
Repayment of term loan and mortgage notes	—	(5,453)
Proceeds from term loan	—	200,000
Net proceeds from issuance of common stock	412,918	—
Net cash provided by financing activities	69,060	74,473
Net increase (decrease) in cash, cash equivalents and restricted cash	3,895	(30,652)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(3,127)	(6,613)
Cash, cash equivalents and restricted cash:
Beginning of period	53,063	82,958
End of period	$53,831	$45,693

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows, Continued (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$37,823	$37,271
Addition of property, buildings and equipment under financing lease obligations	$23,786	$18,088
Addition of property, buildings and equipment under operating lease obligations	$6,049	$6,306

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$116,411	$98,292
Income taxes paid – net of refunds	$5,480	$6,958

	As of September 30,
	2023	2022
Allocation of purchase price of property, buildings and equipment:
Land	$11,447	$3,628
Buildings and improvements	22,300	8,289
Machinery and equipment	9,830	2,664
Cash paid for acquisition of property, buildings and equipment	$43,577	$14,581

	As of September 30,
	2023	2022
Allocation of purchase price to business combinations:
Land	$—	$967
Buildings and improvements	—	8,567
Machinery and equipment	—	3,354
Goodwill	—	2,339
Other assets	—	166
Assets of discontinued operations - held for sale	86,085	—
Accounts payable and accrued expenses(1)	46,652	(165)
Liabilities of discontinued operations - held for sale	(86,085)	—
Total consideration	$46,652	$15,228

(1)Accounts payable and accrued expenses activity as of September 30, 2023 represents the relief of the remaining put option liability for Comfrio.

	As of September 30,
	2023	2022
Deconsolidation of Chile upon contribution to LATAM JV:
Land	$—	$(19,574)
Buildings and improvements	—	(10,118)
Machinery and equipment	—	(8,395)
Assets under construction	—	(20)
Accumulated depreciation	—	1,959
Cash, cash equivalents and restricted cash	—	(2,483)
Accounts receivable	—	(1,422)
Goodwill	—	(6,653)
Other assets	—	(309)
Accounts payable and accrued expenses	—	1,105
Senior unsecured notes and term loans – net of deferred financing costs	—	9,633
Accumulated other comprehensive loss	—	(4,766)
Net carrying value of Chile assets and liabilities deconsolidated	$—	$(41,043)

Recognition of investment in unconsolidated LATAM joint venture	$—	$36,896

See accompanying notes to Condensed Consolidated Financial Statements.

Table of Contents
Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value added services, focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience.
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
Reclassifications
As further described in Note 2 to the Condensed Consolidated Financial Statements, the Comfrio business met the held for sale criteria upon acquisition and as such is presented as discontinued operations. Newly acquired businesses that meet the held for sale criteria, at the acquisition date, are classified as discontinued operations. The Company has reclassified financial results associated with the Comfrio business as discontinued operations for all periods presented. The Company successfully sold the Comfrio business in August of 2023 and the related gain on sale has been classified within discontinued operations on the Condensed Consolidated Statement of Operations. In conjunction with the sale, the Company also removed the related assets and liabilities of the business previously classified as assets and liabilities held for sale.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain, remediate, and commence a forensic investigation. Actions taken included preventative measures such as shutting down certain operating systems and supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed normal operations prior to June 30, 2023.
The Company is continuing to invest in information technology with the intent of strengthening its information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of recommended remediation activities. For example, the Company reset all credentials across the enterprise and strengthened security tooling across its servers and workstations. The Company has also reinforced its strategy to further strengthen the resiliency of its information security infrastructure, which is intended to accelerate the detection, response, and recovery from security and technical incidents. The Company is also engaged with cyber security experts to manage the remediation. The Company will continue its remediation efforts throughout the remainder of the year. Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident were $5.4 million and $24.4 million during the three and nine months ended September 30, 2023, respectively, and have been recorded within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Financial Statements. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Termination of Certain Employee Benefit Plans
On February 28, 2023, the Company’s Board of Directors approved a plan to effect the termination of the Americold Retirement Income Plan (“ARIP”). Additionally, on February 28, 2023, the Company amended the ARIP plan agreements in order to provide for a limited lump-sum window for eligible participants. The Company filed the Application for Determination Upon Termination with the Internal Revenue Service in July 2023. The Company has chosen to proceed with the distributions without waiting for the final letter of favorable determination. The Company filed the appropriate documents related to the termination of the ARIP with the Pension Benefit Guaranty Corporation and any other appropriate parties during the third quarter of 2023.

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
Universal Shelf Registration Statement
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
At the Market (ATM) Equity Program
On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “2023 ATM Equity Program”). Sales of the Company’s common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent named therein and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. During the three and nine months ended September 30, 2023, the Company issued 13,244,905 shares under the 2023 ATM Equity Program, resulting in net proceeds of $412.9 million after paying the sales agents $6.0 million of commissions.

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

Significant Risks and Uncertainties
For the three and nine months ended September 30, 2022, the COVID-19 pandemic negatively impacted our operations due to disruptions in the food supply chain, customer production of goods, labor market conditions, and costs inflation. Over the last twelve months, the food supply chain has shown gradual improvements, although inflation continues to persist. The Company has mitigated the impacts of such challenges by implementing contractual rate escalations which, in part, offsets the impact of inflationary pressures and costs.
Refer to “Item 1A - Risk Factors” of our 2022 Annual Report on Form 10-K as filed with the SEC.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Acquisitions, Held for Sale, Discontinued Operations and Dispositions
Purchase of Comfrio Joint Venture
In connection with the 2020 Agro acquisition, the Company acquired 22% of equity ownership in Agrofundo Brazil II Fundode Investimento em Participações or the “Comfrio” joint venture (“JV”) on June 1, 2020. The remaining interests were held by the general partner and two minority shareholders. The JV agreement included a fair value call/put option which would allow the remaining 78% interest in Comfrio to be either purchased by or sold to the Company through either the exercise of the Company’s call option or the exercise of the general partner’s put option. Once the exercise of the put was deemed probable, the Company remeasured the fair value of the put option, which resulted in a loss of $56.6 million. The fair value of the put option was determined using inputs classified as Level 3 within the fair value hierarchy. In April 2023, the two parties received regulatory approval from the Brazilian government, and the acquisition closed on May 30, 2023 (the “Acquisition Date”). Total consideration paid was $56.6 million, of which $46.7 million was funded during the nine months ended September 30, 2023. Prior to the Acquisition Date, the Company’s 22% equity interest was accounted for as an equity method investment. Given the financial condition of the acquiree, the Company remeasured its interest and determined no gain or loss should be recognized upon the closing of the acquisition.

The final asset and liability fair values associated with the acquisition were each $87.0 million including measurement period adjustments recorded during the three months ended September 30, 2023. The final fair values of the assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of Comfrio. Given the financial condition of Comfrio, the Company, in collaboration with the third party valuation specialist, determined that the liquidation valuation approach is most appropriate to measure the fair value of the assets and liabilities of Comfrio. Accordingly, the Company estimated the fair values of the assets and liabilities acquired based on what was determined to be recoverable if Comfrio were liquidated.

Upon acquisition, the Company committed to a plan to sell Comfrio in its present condition and initiated a program to locate a buyer and complete the disposition. As Comfrio was a newly acquired business that met the held-for-sale criteria upon acquisition, the Company classified the associated assets acquired and liabilities assumed as held for sale and the operations as discontinued operations. In August of 2023, the Company sold the assets and liabilities of Comfrio. The corresponding proceeds and gain related to the sale were insignificant.

The primary components of the net gain (loss) from discontinued operations during the three and nine months ended September 30, 2023 and 2022 are included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Results of discontinued operations
Revenue	$15,234	$—	$29,471	$—
Operating expenses	15,547	—	32,088	—
Estimated costs of disposal	616	—	4,616	—
Loss from partial investment pre-acquisition	—	1,484	4,111	6,420
Gain from sale of Comfrio	(1,082)	—	(1,082)	—
Pre-tax gain (loss)	153	(1,484)	(10,262)	(6,420)
Income tax benefit (expense)	50	—	(191)	—
Gain (loss) - discontinued operations, net of tax	$203	$(1,484)	$(10,453)	$(6,420)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold (of which $15.0 million was borrowed during the first quarter of 2023) at a 10% annual fixed interest rate. During the second quarter of 2023, the Company fully impaired the outstanding balance.
Sale of Outstanding Minority Ownership in LATAM JV
On May 30, 2023, the Company sold its remaining 15% equity interest to the LATAM JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other, net,” in the Condensed Consolidated Statement of Operations.
3. Acquisition, cyber incident and other, net
The components of the charges and credits included in “Acquisition, cyber incident and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition, cyber incident and other, net	2023	2022	2023	2022
Acquisition and integration related costs	$648	$5,808	$4,837	$15,879
Cyber incident related costs, net of insurance recoveries	5,405	8	24,403	(785)
Severance costs	3,263	1,586	9,471	5,060
Project Orion expenses	3,215	—	7,703	—
Litigation	(100)	(2,200)	399	179
Terminated site operations costs	—	(328)	—	439
Other, net	1,500	—	1,500	(160)
Total acquisition, cyber incident and other, net	$13,931	$4,874	$48,313	$20,612

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
4. Debt
The following table reflects a summary of our outstanding indebtedness as of September 30, 2023 and December 31, 2022 (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	September 30, 2023	December 31, 2022
	Carrying Amount	Carrying Amount
Senior Unsecured Notes	$1,742,975	$1,752,875
Senior Unsecured Term Loans	829,125	829,450
Senior Unsecured Revolving Credit Facility	359,201	500,052
Total principal amount of indebtedness	$2,931,301	$3,082,377
Less: unamortized deferred financing costs	(11,173)	(13,044)
Total indebtedness, net of deferred financing costs	$2,920,128	$3,069,333
The following table provides the details of our Senior Unsecured Notes (in thousands):

			September 30, 2023		December 31, 2022
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Series D Notes	01/2031	1.62%	€400,000	422,920	€400,000	428,200
Series E Notes	01/2033	1.65%	€350,000	370,055	€350,000	374,675
Total Senior Unsecured Notes				$1,742,975		$1,752,875
The following table provides the details of our Senior Unsecured Term Loans (balances in thousands):

	September 30, 2023				December 31, 2022
	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.95%		$375,000	$375,000
Tranche A-2	CDOR + 0.94%	C$	250,000	184,125	CDOR + 0.95%	C$	250,000	184,450
Delayed Draw Tranche A-3	SOFR + 0.94%		$270,000	270,000	SOFR + 0.95%		$270,000	270,000
Total Senior Unsecured Term Loan Facility				$829,125				$829,450
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
The following table provides the details of our Senior Unsecured Revolving Credit Facility (in thousands):

	September 30, 2023				December 31, 2022
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR + 0.84%		$47,000	$47,000	SOFR + 0.85%		$225,000	$225,000
Australian dollar	BBSW + 0.84%	A$	189,000	121,622	BBSW + 0.85%	A$	146,000	99,470
British pound sterling	SONIA + 0.84%		£78,000	95,152	SONIA + 0.85%		£76,500	92,435
Canadian dollar	CDOR + 0.84%	C$	35,000	25,778	CDOR + 0.85%	C$	50,000	36,890
Euro	EURIBOR + 0.84%		€58,500	61,852	EURIBOR + 0.85%		€35,500	38,003
New Zealand dollar	BKBM + 0.84%	NZD	13,000	7,797	BKBM + 0.85%	NZD	12,998	8,254
Total Senior Unsecured Revolving Credit Facility				$359,201				$500,052

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
Refer to Note 9 of the Consolidated Financial Statements in the Company’s 2022 Annual Report on Form 10-K as filed with the SEC for further details of its outstanding indebtedness. As of September 30, 2023, we were in compliance with all debt covenants.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of September 30, 2023, the Company designated £78.0 million, A$189.0 million and €808.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2022, the Company designated £76.5 million, A$146.0 million and €785.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company periodically enters into interest rate swap agreements. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective swap agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates. The following table includes the key provisions of the interest rate swaps outstanding as of September 30, 2023 and December 31, 2022 (fair value in thousands):

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Debt Instrument	Fair Value as of September 30, 2023	Fair Value as of December 31, 2022
$200.0 million USD	3.65%	9/23/2022	12/29/2023	Tranche A-1	$840	$2,240
$200.0 million USD	3.05%	12/29/2023	7/30/2027	Tranche A-1	8,367	2,328
$175.0 million USD	3.47%	11/30/2022	7/30/2027	Tranche A-1	5,782	2,020
$270.0 million USD	3.05%	11/01/2022	12/31/2027	Delayed Draw Tranche A-3	13,706	8,034
$250.0 million CAD	3.59%	9/23/2022	12/31/2027	Tranche A-2	7,866	950
			Total		$36,561	$15,572
In addition, the Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on certain intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed Australian and New Zealand Dollar amounts over the life of the respective intercompany loan. The entirety of the Company’s outstanding intercompany loans receivable balances, $153.5 million AUD and $37.5 million NZD, were hedged under the cross-currency swap agreements at September 30, 2023 and December 31, 2022.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
There have been no significant changes to our policy or strategy from what was disclosed in our 2022 Annual Report on Form 10-K. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as an increase to “Loss on debt extinguishment, modifications, and termination of derivative instruments”. Additionally, during the next twelve months, the Company estimates that an additional $0.5 million will be reclassified as a increase to gain/loss on foreign exchange (a component of “Other income (expense), net”) and an additional $16.8 million will be reclassified as a decrease to “Interest expense”.
The Company determines the fair value of its derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Designated derivatives
Foreign exchange contracts	$13,969	$7,948	$—	$—
Interest rate contracts	36,561	15,572	—	—
Total fair value of derivatives	$50,530	$23,520	$—	$—
The following tables present the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, including the impacts to Accumulated Other Comprehensive (Loss) Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
Interest rate contracts	$16,396	$10,808	Interest expense	$3,959	$(21)
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(633)	(627)
Foreign exchange contracts	3,229	7,141	Foreign currency exchange loss, net	3,776	10,127
Foreign exchange contracts	—	—	Interest expense	142	196
Total designated cash flow hedges	$19,625	$17,949		$7,244	$9,675
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of September 30, 2023, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
Interest rate contracts	$30,692	$10,808	Interest expense	$9,702	$(21)
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(1,880)	(1,880)
Foreign exchange contracts	6,390	15,483	Foreign currency exchange loss, net	6,715	17,809
Foreign exchange contracts	—	—	Interest expense	369	399
Total designated cash flow hedges	$37,082	$26,291		$14,906	$16,307
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the nine months ended September 30, 2023, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.
The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2023 and December 31, 2022. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the accompanying Condensed Consolidated Balance Sheets (in thousands):

September 30, 2023
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$50,530	$—	$50,530	$—	$—	$50,530

December 31, 2022
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$23,520	$—	$23,520	$—	$—	$23,520
As of September 30, 2023 and December 31, 2022, there was no impact from netting arrangements and the Company did not have any outstanding derivatives in a net liability position. As of September 30, 2023, the

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. Refer to Note 9 for additional details regarding the impact of the Company’s derivatives on AOCI for the three and nine months ended September 30, 2023 and 2022, respectively.
6. Fair Value Measurements
As of September 30, 2023 and December 31, 2022, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term maturities of the instruments.
The Company’s assets and liabilities measured or disclosed at fair value are as follows (in thousands):

		Fair Value
	Fair Value Hierarchy	September 30, 2023	December 31, 2022

Measured at fair value during the current reporting period:
Interest rate swap assets	Level 2	$36,561	$15,572
Cross currency swap assets	Level 2	$13,969	$7,948

Disclosed at fair value:
Senior unsecured notes, term loans, and revolving credit facility	Level 3	$2,663,442	$2,829,574
As further described in Note 2, the Company acquired the remaining interest in Comfrio during the second quarter of 2023, and later sold the assets and liabilities in August of 2023. The Company utilized multiple Level 3 inputs and assumptions to estimate the value of assets and liabilities associated with the Comfrio acquisition, valuation of the previously owned equity interest required for an acquisition achieved in stages, as well as the associated put option liability. Such inputs included the terms of put option agreement, estimated future cash flows of Comfrio, information from prior valuations of similar entities and the books and records of Comfrio.
7. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 and 2022 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and nine months ended September 30, 2023, the effective tax rate was favorably impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction. During the three months ended September 30, 2022, the effective tax rates were mainly impacted by the loss generated by our foreign operations. During the nine months ended September 30, 2022, the effective tax rates were mainly impacted by a non-recurring $6.5 million discrete net tax benefit attributable to the deconsolidation of our Chilean operations and loss generated by our foreign operations.
8. Commitments and Contingencies
April 2023 Cyber Incident

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
As a result of the Cyber Incident referenced in Note 1 to the Condensed Consolidated Financial Statements, the Company has received claims for reimbursement from a number of customers pursuant to the terms of the contracts between each of those customers and the Company. During the nine months ended September 30, 2023 the Company recorded an accrual of $4.0 million. This represents management’s best estimate of the amount of loss related to such claims based on its evaluation of the relevant contract terms and other relevant facts and circumstances.

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal environmental liabilities in accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded contingent liabilities as of September 30, 2023.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of September 30, 2023 and December 31, 2022.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Accumulated Other Comprehensive Income (Loss)
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$2,936	$4,956	$2,626	$5,002
(Loss) gain arising during the period	(832)	61	(522)	4
Amortization of prior service cost (1)	—	5	—	16
Net (loss) gain on pension and other postretirement benefits	(832)	66	(522)	20
Balance at end of period, net of tax	$2,104	$5,022	$2,104	$5,022

Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(20,272)	$(15,762)	$(26,594)	$(3,080)
Cumulative translation adjustment	(46,262)	(91,178)	(21,034)	(187,853)
Derecognition of cumulative foreign currency translation upon deconsolidation of entity contributed to a joint venture	—	—	—	4,970
Derivative net investment hedges	35,795	66,140	16,889	145,163
Net loss on foreign currency translation	(10,467)	(25,038)	(4,145)	(37,720)
Balance at end of period, net of tax	$(30,739)	$(40,800)	$(30,739)	$(40,800)

Designated derivatives:
Balance at beginning of period, net of tax	$27,713	$4,310	$17,918	$2,600
Cash flow hedge derivatives	19,625	17,949	37,082	26,291
Net amount reclassified from AOCI to net loss	(7,244)	(9,675)	(14,906)	(16,307)
Net gain on designated derivatives	12,381	8,274	22,176	9,984
Balance at end of period, net of tax	$40,094	$12,584	$40,094	$12,584
Closing accumulated other comprehensive income (loss)	$11,459	$(23,194)	$11,459	$(23,194)
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
The following table presents segment revenues and contributions with a reconciliation to loss from continuing operations before income taxes for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment revenues:
Warehouse	$602,605	$598,977	$1,778,827	$1,704,281
Transportation	55,642	76,367	181,792	237,168
Third-party managed	9,692	82,436	33,419	251,782
Total revenues	667,939	757,780	1,994,038	2,193,231

Segment contribution:
Warehouse	177,832	166,662	525,501	463,905
Transportation	9,659	10,836	31,128	32,950
Third-party managed	1,629	3,660	4,108	10,882
Total segment contribution	189,120	181,158	560,737	507,737

Reconciling items:
Depreciation and amortization	(89,728)	(83,669)	(259,644)	(248,979)
Selling, general and administrative	(52,383)	(57,119)	(169,023)	(170,994)
Acquisition, cyber incident and other, net	(13,931)	(4,874)	(48,313)	(20,612)
Impairment of indefinite and long-lived assets	—	(6,616)	—	(6,616)
(Loss) gain from sale of real estate	(78)	(5,710)	2,259	(5,710)
Interest expense	(35,572)	(30,402)	(106,426)	(82,720)
Loss on debt extinguishment, modifications and termination of derivative instruments	(683)	(1,040)	(1,855)	(2,284)
Other, net	723	(2,593)	1,741	(1,197)
(Loss) gain from investments in partially owned entities	(259)	44	(1,616)	(779)
Impairment of related party receivable	—	—	(21,972)	—
Loss on put option	—	—	(56,576)	—
Loss from continuing operations before income taxes	$(2,791)	$(10,821)	$(100,688)	$(32,154)

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
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding – basic	278,137	269,586	273,217	269,467
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	278,137	269,586	273,217	269,467
For the three and nine months ended September 30, 2023, and September 30, 2022, respectively, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options	—	161	—	175
Restricted stock units	16	1,451	89	1,667
OP units	—	824	130	754
	16	2,436	219	2,596

No inventory as12. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022 by segment and geographic region (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$222,269	$20,692	$20,994	$2,062	$266,017
Warehouse services(1)	266,387	25,460	31,072	1,178	324,097
Transportation	30,249	16,078	8,671	644	55,642
Third-party managed	4,029	—	5,663	—	9,692
Total revenues (2)	522,934	62,230	66,400	3,884	655,448
Lease revenue (3)	11,091	1,400	—	—	12,491
Total revenues from contracts with all customers	$534,025	$63,630	$66,400	$3,884	$667,939

	Three Months Ended September 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$211,708	$20,237	$15,218	$1,984	$249,147
Warehouse services(1)	274,266	28,302	34,925	1,236	338,729
Transportation	39,456	28,023	8,376	512	76,367
Third-party managed	77,083	—	5,353	—	82,436
Total revenues (2)	602,513	76,562	63,872	3,732	746,679
Lease revenue (3)	9,798	1,303	—	—	11,101
Total revenues from contracts with all customers	$612,311	$77,865	$63,872	$3,732	$757,780
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers that was exited during the three months ended September 30, 2023. Such revenues totaled $3.7 million for the three months ended September 30, 2022. There were no such revenues for the three months ended September 30, 2023.
(2)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of Topic 842, Leases.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$664,341	$62,401	$56,148	$5,638	$788,528
Warehouse services(1)	774,286	76,154	99,522	3,766	953,728
Transportation	94,310	59,961	25,603	1,918	181,792
Third-party managed	16,370	—	17,049	—	33,419
Total revenues (2)	1,549,307	198,516	198,322	11,322	1,957,467
Lease revenue (3)	32,406	4,165	—	—	36,571
Total revenues from contracts with all customers	$1,581,713	$202,681	$198,322	$11,322	$1,994,038

	Nine Months Ended September 30, 2022
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$585,774	$56,662	$49,783	$7,456	$699,675
Warehouse services(1)	768,264	90,924	108,266	4,471	971,925
Transportation	116,690	96,167	22,798	1,513	237,168
Third-party managed	236,153	—	15,629	—	251,782
Total revenues (2)	1,706,881	243,753	196,476	13,440	2,160,550
Lease revenue (3)	28,506	4,175	—	—	32,681
Total revenues from contracts with all customers	$1,735,387	$247,928	$196,476	$13,440	$2,193,231
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled less than $0.1 million and $11.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2023, the Company had $1.3 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 5% of these remaining performance obligations as revenue in 2023, and the remaining 95% to be recognized over a weighted average period of 14.0 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2023, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $416.9 million and $421.1 million as of September 30, 2023 and December 31, 2022, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $29.9 million and $32.0 million as of September 30, 2023 and December 31, 2022, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 has been recognized as of September 30, 2023, and represents revenue from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in Part I of this report under 'Cautionary Statement Regarding Forward-Looking Statements' and 'Risk Factors' in our Annual Report on Form 10-K for the year ended December 31, 2022 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.
Management’s Overview
We are a global leader in temperature-controlled storage, logistics, real estate and value added services, and are focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. Our self-administered and self-managed REIT operates 243 warehouses globally, totaling around 1.5 billion cubic feet, with 195 in North America, 27 in Europe, 19 in Asia-Pacific, and 2 in South America as of September 30, 2023.
Our business includes three primary business segments: warehouse, transportation and third-party managed, and we have minority interests in joint ventures, SuperFrio (operates 35 temperature-controlled warehouses in Brazil), and RSA JV (operates two temperature-controlled warehouses in Dubai).
Focus on Our Operational Effectiveness and Cost Structure
Our ongoing initiatives, some of which are detailed below, focus on streamlining business operations and reducing costs. This includes i) centralizing processes; ii) implementing operational standards; iii) adopting new technology; iv) enhancing health and safety programs; v) leveraging our networks’ purchasing power; and vi) fully integrating acquired assets and businesses. Such realignments have allowed us to acquire new talent and strengthen our service offerings.
Additionally, as part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets or business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, and the exit of certain managed warehouse agreements. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
Strategic Shifts in our Transportation and Third Party Managed Segments
We’ve undertaken a strategic shift in our transportation segment, moving away from less profitable and scalable services toward value-added programs such as regional, national, truckload and retailer-specific multi-vendor consolidation services. These programs aim to enhance efficiency, reduce costs, boost client retention, and maintain high occupancy levels in our temperature-controlled warehouses. Our transportation service offerings have also expanded in recent years including dedicated fleet service offering through acquisitions.
In the fourth quarter of 2022, we strategically transitioned the management of our largest third-party managed customer’s warehouses to a new third-party provider. As part of this transition, we have agreed to continue to processing certain costs for employee benefit programs. The impact of this transition is further detailed below in the historically significant customer section herein.

Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. Since going public in 2018, we have acquired over 100 facilities, or approximately 40% of our total warehouse facility network. Project Orion will enable us to better integrate many of these recent acquisitions and position us well for the integration of future acquisitions. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation plant maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years. Since inception, the Company has incurred $42.9 million of implementation costs related to Project Orion of which $31.2 million has been deferred within Other Assets on the Condensed and Consolidated Balance sheet.
For further information regarding Project Orion, refer to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K as filed with the SEC.
Other costs reduction initiatives
To reduce facility costs we have invested in energy efficiency projects, including LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives, third party efficiency reviews, real-time energy consumption monitoring, rapid open and close doors, and alternative-power generation technologies. We have also fine tuned our refrigeration systems, implemented energy management practices, and increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
Lastly, we have implemented rainwater harvesting in certain locations to reduce water demand and wastewater treatment costs while managing stormwater runoff.
Key Factors Affecting Our Business and Financial Results
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain, remediate, and commence a forensic investigation. Actions taken included preventative measures such as shutting down certain operating systems and supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed normal operations as of June 30, 2023.
The Company is continuing to invest in information technology with the intent of strengthening its information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of recommended remediation activities. For example, the Company reset all credentials across the enterprise and strengthened security tooling across its servers and workstations. The Company has also reinforced its strategy to further strengthen the resiliency of its information security infrastructure, which is intended to accelerate the detection, response, and recovery from security and technical incidents. The Company is also engaged with cyber security experts to manage the remediation. The Company will continue its remediation efforts throughout the remainder of the year. Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident were $5.4 million and $24.4 million during the three and nine months ended September 30, 2023, respectively, and have been recorded within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Financial Statements. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
The Company estimates the impact to lost revenue and net operating income in the warehouse segment as a result of this incident for the three months ended June 30, 2023 was approximately $15.0 million and $9.0 million, respectively. The Company maintains insurance coverage for cyber security incidents and business interruption and will seek reimbursement of costs and the impact from business interruption associated with the cyber incident in accordance with the terms of its policies. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial occurrence of costs and the receipt of any insurance proceeds. The Company expects to incur additional costs related to the cyber incident during the fourth quarter of 2023, albeit at a diminished rate.
Significant Risks and Uncertainties
Refer to “Item 1A - Risk Factors” of our 2022 Annual Report on Form 10-K as filed with the SEC.
Seasonality
We specialize in providing services to businesses within the food industry whose businesses are often seasonal or cyclical. On average the first and second quarter segment contributions are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June and gradually increase thereafter, due to annual harvests and our customers’ focus on building inventories for end-of-year holidays, which generally peak between mid-September and early December. The external temperature reaches annual peaks for a majority of our portfolio during the third and fourth quarter of the year resulting in increased power expenses.
To manage earnings volatility due to seasonality, we have implemented fixed commitment contracts with certain customers. These fixed commitment contracts obligate our customers to pay for guaranteed warehouse space to maintain required inventory levels, particularly during peak occupancy periods. Our diverse customer base also mitigates the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Additionally, our southern hemisphere operations in Australia, New Zealand and South America complement the growing and harvesting cycles in North America and Europe, further balancing seasonality’s impact on our operations.
Foreign Currency Translation Impact on Our Operations
Our consolidated revenues and expenses are impacted by foreign currency fluctuations, which can significantly affect our results. However, revenues and expenses from our international operations are typically denominated in the local currency of the country in which they are derived, which partially mitigates the impact of foreign currency fluctuations.
The following table shows a comparison of underlying spot and average exchange rates for the three and nine month periods ending September 30, 2023 and 2022. Amounts presented in constant currency within our results of operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the reader to understand the impact of operations excluding changes in foreign exchange rates. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

	Spot Foreign exchange rates	Average foreign exchange rates three months ended	Average foreign exchange rates for the nine months ended	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended (1)	Average foreign exchange rate for the nine months ended (1)
	September 30, 2023			September 30, 2022
Argentinian peso	0.003	0.003	0.004	0.007	0.007	0.008
Australian dollar	0.644	0.654	0.669	0.640	0.683	0.707
Brazilian real	0.199	0.205	0.200	0.185	0.191	0.195
British Pound	1.220	1.266	1.244	1.117	1.177	1.259
Canadian dollar	0.737	0.745	0.743	0.723	0.766	0.780
Chilean Peso	0.001	0.001	0.001	0.001	0.001	0.001
Euro	1.057	1.088	1.083	0.980	1.007	1.065
New Zealand dollar	0.600	0.605	0.618	0.560	0.613	0.647
Polish Zloty	0.229	0.242	0.236	0.202	0.213	0.228
1Prior period exchange rates used to adjust current period operating results for constant currency metrics used herein.
Historically Significant Customer
For the three and nine months ended September 30, 2022, one customer accounted for more than 10% of our total revenues. The substantial majority of this customer’s business related to our third-party managed segment. The Company and this customer transitioned the management of this customer’s warehouses to a new third-party provider during the fourth quarter of 2022, and we are no longer serving this customer in the third-party managed segment.
For the three and nine months ended September 30, 2022, revenues attributable to this customer were $73.6 million and $226.9 million, respectively. Of the revenues received from this customer, $71.2 million and $218.9 million represented reimbursements for certain expenses we incurred during the three and nine months ended September 30, 2022, respectively, and were offset by matching expenses included in our third-party managed cost of operations.
How We Assess the Performance of Our Business
Segment Contribution Net Operating Income (“NOI”)
We evaluate the performance of our primary business segments based on their NOI contribution to our overall results of operations which aligns with how our decision makers evaluate performance.

•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations (excluding any depreciation and amortization, impairment charges, corporate-level selling, general and administrative expenses and corporate-level acquisition, cyber incident and other, net).
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services operations NOI is calculated as warehouse services revenues less labor and other service costs.
•Contribution NOI margin for each of these operations is calculated as the applicable contribution (NOI) measure divided by the applicable revenue measure.
Segment NOI and NOI margin contribution metrics help investors understand revenue, costs, and earnings among service types. These NOI contribution measures are supplemental and are not measurements of financial performance under U.S. GAAP. We provide reconciliations of these measures in the results of operations sections below.
Same Store Analysis
We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year.
We define “normalized operations” as properties that have been open for operation or lease, after development or significant modification (e.g., expansion or rehabilitation subsequent to a natural disaster). Normalized operations also considers changes in ownership structure (e.g., purchase of a previously leased warehouse would result in a change in the nature of expenditures in the compared periods), which would all impact comparability in our warehouse segment contribution NOI.
Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2022) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entered development subsequent to the beginning of the current calendar year.
For all same store properties (as defined above), we calculate “same store contribution NOI”, “same store rent and storage contribution NOI”, “same store services contribution NOI”, and the related margins in the same manner as described above. To ensure comparability in our period-to-period operating results, we also calculate same store contribution NOI measures on a constant currency basis, removing the impact of foreign exchange rate fluctuations by using prior period exchange rates to translate current period results into US dollars. These metrics isolate the operating performance of a consistent set of properties and thus eliminates the effects of changes in portfolio composition and currency fluctuations.
The following table shows the number of same-store and non-same store warehouses in our portfolio as of September 30, 2023. The non-same store warehouse count in the table below includes the partial period impact of sites exited during the periods presented.

Same Store Warehouses	219
Non-Same Store Warehouses (1)	19
Third-Party Managed Warehouses	5
Total Warehouses	243
(1) The non-same store facility count of 19 consists of: two sites acquired through acquisition, 11 sites in the expansion and development phase, three leased sites that we purchased, one temporarily leased facility in Australia, one leased facility we ceased operations during fourth quarter of 2022 in anticipation of the upcoming lease maturity, and one leased site in which we have ceased operations and intend to lease to a third party.
Economic Occupancy of our Warehouses
We define average economic occupancy as the aggregate number of physically occupied pallets and contractually committed pallets for a given period, without duplication. We estimate the number of contractually committed pallet positions by subtracting the physical pallet positions from the contractually committed pallet positions specified in each customer’s contract.
Economic occupancy is a key driver of our financial results. Historically, providers of temperature-controlled warehouse space have offered storage services to customers on an as-utilized, on-demand basis. We now aim to to establish contracts with fixed storage commitments for new customer relationships and transition existing customers to such contracts in conjunction with contract renewals or changes in customer profiles. This strategy mitigates the impact of seasonal changes on physical occupancy and ensures our customers have the necessary space to support their business needs.
Throughput at our Warehouses
The level and nature of throughput at our warehouses significantly impacts out warehouse services revenues. Throughput refers to the volume of pallets entering and exiting our warehouses, with higher levels of throughput driving warehouse services revenues as customers are typically billed based on throughput. The nature of throughput can be influenced by various factors including product turnover and shifts in consumer demand.
Food manufacturers’ production levels are influenced by market conditions, labor availability, supply chain dynamics and consumer preferences, which impact inbound pallets. Shifts in consumer demand may also impact outbound pallets.
Components of Our Results of Operations
Warehouse
Rent, storage and warehouse services. Our primary source of revenues are rent, storage, and warehouse services fees. Rent and storage revenues are related to the storage of frozen, perishable or other products in our warehouses. We also offer a wide array of value added services including: i) receipt, labeling and storage of goods, ii) customized order retrieval and packaging, iii) blast freezing and ripening, iv) government approved periodic inspections, fumigation, and other treatment services, v) e-commerce fulfillment and many more.
Rent storage and warehouse costs of operations consist of labor, power, other facilities costs, and other service costs.
Labor, the most significant part of warehouse expenses, covers wages, benefits, workers' compensation, and can vary due to factors like workforce size, customer needs, compensation levels, third-party labor usage, collective bargaining agreements, customer requirements, productivity, labor availability, government policies, medical insurance costs, safety programs, and discretionary bonuses.
The cost of power, also a significant cost of operations, fluctuates based on the price of power in the regions that our facilities operate and the required temperature zone or freezing required. We may, from time to time, hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts.
Other facilities costs include utilities other than power, property taxes and insurance, sanitation, repairs and maintenance, operating leases rent charges, security, and other related facilities costs.
Other services costs include equipment costs, warehouse consumables (e.g. shrink-wrap), employee protective equipment, warehouse administration and other related services costs.
Transportation
Transportation services revenue is derived from fees charged for transportation of our customers products, often including fuel and capacity surcharges.
Transportation services costs of operations are primarily affected by third-party carrier costs, which are influenced by carrier factors like driver and equipment availability. In select markets, we use our drivers and assets, incurring costs like wages, fuel, tolls, insurance, and maintenance to operate these assets.
Third-Party Managed
Third-party managed services revenue. Reimbursements that we receive for expenses incurred for warehouses that we manage on behalf of third party owners are recognized as third-party managed services revenues. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs.
Third-Party managed services costs of operations, which are recognized on a pass through basis, primarily consist of labor charges similar to those described above as a component of the warehouse costs of operations.
Consolidated Operating Expenses
Depreciation and amortization charges relate to the depreciation of buildings and equipment related improvements, leasehold improvements, material handling equipment, furniture, fixtures, and our computer equipment. Amortization relates primarily to intangible assets for customer relationships.
Selling, general and administrative expenses consist primarily of non-warehouse related labor, administrative, business development, marketing, engineering, human resources, information technology, performance and time based incentive compensation, communications, travel, professional fees, bad debt, training, and office supplies.
Acquisition, cyber incident and other, net consists of non-recurring or non-routine costs including acquisition related costs, costs related to Project Orion, litigation and settlement costs outside of the normal course of business, severance, terminated site operations costs, and cyber incident related costs, net of insurance recoveries all of which are not representative of our normal course of operations.
Impairment of indefinite and long-lived assets represents charges represents the impairment of goodwill and other long lived assets whose values are considered unrecoverable.

Loss (gain) from sale of real estate represents gains or losses recognized from the sale of Company owned real estate.
Interest expense is associated with interest charged on unsecured revolving credit facilities, term loans, and notes.
Loss on debt extinguishment, modifications, and termination of derivative instruments is representative of charges associated with prior debt extinguishments and modifications as well as the termination of derivative instruments.
Impairment of related party loan receivable represents impairment charges associated with the arms length loan issued to the Comfrio joint venture which is further described in footnote 2 of the condensed and consolidated financial statements.
Loss on put option represents the fair value of put option associated with the Comfrio joint venture further described in footnote 2 of the condensed and consolidated financial statements.
Other, net primarily includes foreign currency remeasurement, income and expenses associated with partially owned entities, and interest income.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2023 and 2022
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$278,508	$280,319	$260,248	7.0%	7.7%
Warehouse services	324,097	324,974	338,729	(4.3)%	(4.1)%
Total warehouse segment revenues	602,605	605,293	598,977	0.6%	1.1%

Power	41,711	41,867	48,593	(14.2)%	(13.8)%
Other facilities costs (2)	61,603	61,983	58,792	4.8%	5.4%
Labor	258,609	260,003	256,811	0.7%	1.2%
Other services costs (3)	62,850	62,870	68,119	(7.7)%	(7.7)%
Total warehouse segment cost of operations	$424,773	$426,723	$432,315	(1.7)%	(1.3)%

Warehouse segment contribution (NOI)	177,832	178,570	166,662	6.7%	7.1%
Warehouse rent and storage contribution (NOI)	175,194	176,469	152,863	14.6%	15.4%
Warehouse services contribution (NOI)	2,638	2,101	13,799	(80.9)%	(84.8)%

Total warehouse segment margin	29.5%	29.5%	27.8%	169 bps	168 bps
Rent and storage margin	62.9%	63.0%	58.7%	417 bps	422 bps
Warehouse services margin	0.8%	0.6%	4.1%	-326 bps	-343 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.3 million and $10.5 million, on an actual basis, for the third quarter of 2023 and 2022, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.9 million and $3.6 million, on an actual basis, for the third quarter of 2023 and 2022, respectively.

On a constant currency basis, our warehouse segment revenues increased $6.3 million, or 1.1%, as compared to the same period in the prior year. This growth was primarily driven by $3.5 million of growth in our same store pool and a $2.8 million in our non-same store pool, further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $5.6 million, or 1.3%, during the three months ended September 30, 2023, as compared to the same period of the prior year. This is primarily driven by a $5.2 million decrease in same store warehouse costs of operations, further discussed below.
On a constant currency basis, warehouse segment NOI increased 7.1% during the three months ended September 30, 2023, as compared to the same period of the prior year. This is primarily due to increased NOI in our same store portfolio of $8.8 million on a constant currency basis, attributable to factors described below. Warehouse segment NOI was also negatively impacted by the start-up costs incurred in connection with expansion and development projects in the non-same store pool as they incur pre-launch costs and ramp up costs as they move towards stabilization, partially offset by the NOI from the Ormeau acquisition and lease buyouts.

Same Store and Non-Same Store Results
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of same store sites	219		219		n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$257,914	$260,225	$245,608	5.0%	6.0%
Warehouse services	308,740	310,129	321,220	(3.9)%	(3.5)%
Total same store revenues	566,654	570,354	566,828	—%	0.6%
Same store cost of operations:
Power	37,340	37,678	44,153	(15.4)%	(14.7)%
Other facilities costs	56,066	56,525	53,177	5.4%	6.3%
Labor	242,791	244,403	240,656	0.9%	1.6%
Other services costs	57,358	57,400	63,268	(9.3)%	(9.3)%
Total same store cost of operations	$393,555	$396,006	$401,254	(1.9)%	(1.3)%

Same store contribution (NOI)	$173,099	$174,348	$165,574	4.5%	5.3%
Same store rent and storage contribution (NOI)	$164,508	$166,022	$148,278	10.9%	12.0%
Same store services contribution (NOI)	$8,591	$8,326	$17,296	(50.3)%	(51.9)%

Total same store margin	30.5%	30.6%	29.2%	134 bps	136 bps
Same store rent and storage margin	63.8%	63.8%	60.4%	341 bps	343 bps
Same store services margin	2.8%	2.7%	5.4%	-260 bps	-270 bps

	Three Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of non-same store sites	19		21	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$20,594	$20,094	$14,640	n/r	n/r
Warehouse services	15,357	14,845	17,509	n/r	n/r
Total non-same store revenues	35,951	34,939	32,149	n/r	n/r
Non-same store cost of operations:
Power	4,371	4,189	4,440	n/r	n/r
Other facilities costs	5,537	5,458	5,615	n/r	n/r
Labor	15,818	15,600	16,155	n/r	n/r
Other services costs	5,492	5,470	4,851	n/r	n/r
Total non-same store cost of operations	$31,218	$30,717	$31,061	n/r	n/r

Non-same store contribution (NOI)	$4,733	$4,222	$1,088	n/r	n/r
Non-same store rent and storage contribution (NOI)	$10,686	$10,447	$4,585	n/r	n/r
Non-same store services contribution (NOI)	$(5,953)	$(6,225)	$(3,497)	n/r	n/r

Total non-same store margin	13.2%	12.1%	3.4%	n/r	n/r
Non-same store rent and storage margin	51.9%	52.0%	31.3%	n/r	n/r
Non-same store services margin	(38.8)%	(41.9)%	(20.0)%	n/r	n/r

	Three Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Total warehouse segment revenues	$602,605	$605,293	$598,977	0.6%	1.1%
Total warehouse cost of operations	$424,773	$426,723	$432,315	(1.7)%	(1.3)%
Total warehouse segment contribution	$177,832	$178,570	$166,662	6.7%	7.1%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

Same store revenue increased $3.5 million on a constant currency basis primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a decline in throughput due to consumer buying habits as a result of the current market environment.
Same store warehouse costs of operations decreased on a constant currency basis by $5.2 million primarily due to lower throughput and corresponding warehouse services revenue as a result of changes in consumer spending, as well as a reduction in power costs as the European energy market has relatively stabilized.
Non-same store revenue increased $2.8 million on a constant currency basis, due to recently completed expansion and developments and a recent acquisition of a cold storage facility in Ormeau, Australia during July of 2023, partially offset by the contribution of our Chilean facility to a joint venture in 2022 and exits of leased facilities.
The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
Units in thousands except per pallet and site number data - unaudited	2023	2022
Number of same store sites	219	219	n/a
Same store rent and storage:

Economic occupancy
Average occupied economic pallets	4,230	4,131	2.4%
Economic occupancy percentage	84.0%	80.5%	345 bps
Same store rent and storage revenues per average economic occupied pallet	$60.98	$59.45	2.6%
Constant currency same store rent and storage revenues per average economic occupied pallet	$61.52	$59.45	3.5%

Physical occupancy
Average physical occupied pallets	3,816	3,839	(0.6)%
Average physical pallet positions	5,036	5,130	(1.8)%
Physical occupancy percentage	75.8%	74.8%	93 bps
Same store rent and storage revenues per average physical occupied pallet	$67.58	$63.98	5.6%
Constant currency same store rent and storage revenues per average physical occupied pallet	$68.19	$63.98	6.6%

Same store warehouse services:
Throughput pallets (in thousands)	8,798	9,665	(9.0)%
Same store warehouse services revenues per throughput pallet	$35.09	$33.24	5.6%
Constant currency same store warehouse services revenues per throughput pallet	$35.25	$33.24	6.1%

Number of non-same store sites	19	21	n/a
Non-same store rent and storage:

Economic occupancy
Average economic occupied pallets	282	226	n/r
Economic occupancy percentage	70.6%	72.5%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$73.08	$64.83	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$71.31	$64.83	n/r

Physical occupancy
Average physical occupied pallets	245	204	n/r
Average physical pallet positions	399	311	n/r
Physical occupancy percentage	61.5%	65.5%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$83.99	$71.83	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$81.95	$71.83	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	572	550	n/r
Non-same store warehouse services revenues per throughput pallet	$26.84	$31.85	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$25.95	$31.85	n/r
n/a - not applicable
n/r - not relevant

Economic occupancy for our same store pool was 84.0% for the three months ended September 30, 2023, an increase of 345 basis points compared to the same period of the prior year. Economic occupancy growth was primarily due to our customers’ continued increase in food production levels, which is benefiting from the improved labor market, coupled with end-consumer basket sizes shrinking and less pantry stocking. Economic occupancy for our same store pool for the three months ended September 30, 2023 was 821 basis points higher than our corresponding average physical occupancy of 75.8%.
On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.5% during the three month period ending September 30, 2023 as compared to the same period of the prior year.This is primarily due contractual rate escalations and business mix.
Throughput pallets for our same store pool decreased 9.0% during the three months ended September 30, 2023 as compared to the same period in the prior year. This decrease was related to a decline in end-consumer demand due to the broader economic slowdown.
On a constant currency basis, our same store services revenue per throughput pallet increased 6.1% during the three months ended September 30, 2023 as compared to the same period in the prior year primarily due to contractual rate escalations.

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$55,642	$55,611	$76,367	(27.1)%	(27.2)%
Transportation cost of operations	45,983	45,859	65,531	(29.8)%	(30.0)%
Transportation segment contribution (NOI)	$9,659	$9,752	$10,836	(10.9)%	(10.0)%

Transportation margin	17.4%	17.5%	14.2%	317 bps	335 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis transportation revenues decreased $20.8 million, or 27.2%, during the three months ended September 30, 2023, compared to the same period in the prior year. The decrease was primarily due to the strategic transition of transportation business in the UK to a third party logistics model, and the softening of transportation demand in the general macro-environment, offset by higher rates in our consolidation business, acquisitions and expansions in Australia.
On a constant currency basis transportation cost of operations was decreased of $19.7 million, or 30.0%, during the three months ended September 30, 2023, compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis the transportation segment contribution NOI decreased 10.0% during the three months ended September 30, 2023, compared to the same period in the prior year due to the factors mentioned above.

On a constant currency basis, the transportation segment margin increased 335 basis points during the three months ended September 30, 2023, compared to the same period in the prior year. The increase in margin was primarily due to rate increases.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of managed sites	5		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$9,692	$9,971	$82,436	(88.2)%	(87.9)%
Third-party managed cost of operations	8,063	8,287	78,776	(89.8)%	(89.5)%
Third-party managed segment contribution	$1,629	$1,684	$3,660	(55.5)%	(54.0)%

Third-party managed margin	16.8%	16.9%	4.4%	1237 bps	1245 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, third-party managed revenues decreased $72.5 million, or 87.9%, during the three months ended September 30, 2023 as compared to the same period in the prior year.
On a constant currency basis, third-party managed cost of operations decreased $70.5 million, or 89.5%, during the three months ended September 30, 2023 as compared to the same period in the prior year.
On a constant currency basis, third-party managed segment contribution (NOI) was $1.7 million for the three months ended September 30, 2023, a decrease of $2.0 million, or 54.0%.
The decreases in revenue, cost, and NOI were primarily due to the strategic exit of operations of our historically largest domestic customer in this segment during the fourth quarter of 2022.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense increased $6.1 million, or 7.2%, during the three months ended September 30, 2023 as compared to the same period in the prior year. This increase was primarily due to the impact of our recently completed expansion and developments and partially offset by the favorable impact of foreign currency translation.
Selling, general and administrative. Corporate-level selling, general and administrative expenses decreased $4.7 million, or 8.3%, compared to $57.1 million for the three months ended September 30, 2022. This was primarily driven by an increase in the capitalization of certain costs associated with resources dedicated to the Company’s in-process automated developments, and costs recognized related to Project Orion and Cyber Incident recovery efforts within Acquisition, cyber incident and other, net on the Condensed Consolidated Statement of Operations. Additionally, selling, general and administrative expense benefited from ongoing cost reduction efforts in response to the challenging economic environment.
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net include the following:

	Three Months Ended September 30,		Change
Acquisition, cyber incident and other, net	2023	2022	$	%
Acquisition and integration related costs	$648	$5,808	$(5,160)	(89)%
Cyber incident related costs, net of insurance recoveries	5,405	8	5,397	n/r
Severance costs	3,263	1,586	1,677	106%
Project Orion expenses	3,215	—	3,215	100%
Litigation	(100)	(2,200)	2,100	(95)%
Terminated site operations costs	—	(328)	328	(100)%
Other	1,500	—	1,500	100%
Total acquisition, cyber incident and other, net	$13,931	$4,874

n/r- not relevant
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net was $13.9 million for the three months ended September 30, 2023, an increase of $9.1 million compared to the three months ended September 30, 2022. Acquisition and integration related costs decreased by $5.2 million or 89%, from less integration related expenses and professional fees. Severance costs increased by $1.7 million, or 106%, mainly due to realignment of certain international operations. Litigation costs increased by $2.1 million or 95%, from a favorable settlement in 2022 that did not occur in 2023. Cyber incident related costs, net of insurance recoveries consists of costs related to the cyber incident further described in Note 1 to these Condensed Consolidated Financial Statements, partially offset by recoveries received related to a cyber event in 2020. Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, state-of-the-art, cloud-based enterprise resource planning (“ERP”) software system.
Impairment of indefinite and long-lived assets. For the three months ended September 30, 2022, the Company recorded impairment charges totaling $6.6 million. This included a ‘Goodwill’ impairment charge of $3.2 million as we were strategically shifting our focus to our core warehouse portfolio, and winding down business with one of the largest customers in the Third-party managed segment. It also included an impairment charge of ‘Assets under construction’ of $2.2 million associated with a development project which management determined it would no longer pursue and $1.2 million in Warehouse segment assets which we reduced the carrying value of in anticipation of the exit of certain leased facilities.
Loss (gain) from sale of real estate. For the three months ended September 30, 2023 we recorded a $0.1 million gain from the sale of real estate. For the three months ended September 30, 2022, we recorded a $5.7 million loss from the sale of real estate related to a facility where a customer exercised its option to purchase the facility and we recorded a loss for the excess book value.

Other Expense and Income
The following table presents other items of other expense and income for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(35,572)	$(30,402)	$(5,170)	17.0%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(683)	$(1,040)	$357	(34.3)%
Other, net	$723	$(2,593)	$3,316	(127.9)%
Loss from investments in partially owned entities	$(259)	$44	$(303)	(688.6)%
Gain (loss) from discontinued operations, net of tax	$203	$(1,484)	$1,687	(113.7)%
Interest expense. Interest expense was $35.6 million for the three months ended September 30, 2023, an increase of $5.2 million, or 17.0%, compared to $30.4 million for the three months ended September 30, 2022. Our effective interest rate on our outstanding debt increased from 3.95% in the third quarter of 2022 to 4.02% in the third quarter of 2023, primarily due to the rising interest rates associated with our floating rate borrowings under our Senior Unsecured Credit Facility, as well as higher average outstanding borrowings, partially offset by the impact of our interest rate hedge instruments.
Other, net. Other, net was a benefit of $0.7 million for the three months ended September 30, 2023, a decrease of $3.3 million, or 127.9%, compared to an expense of $2.6 million for the three months ended September 30, 2022. This is primarily due to a $1.8 million decrease in foreign currency exchange loss because of the relative weakening of the US dollar against foreign currencies.
Gain (loss) from discontinued operations, net of tax. Gain (loss) from discontinued operations, net of tax was a gain of $0.2 million for the three months ended September 30, 2023, an increase of $1.7 million, or 113.7%, compared to an expense of $1.5 million for the three months ended September 30, 2022. This is primarily due to the gain on the sale of Comfrio of $1.1 million recorded during the three months ended September 30, 2023, upon completion of the sale, partially offset by $0.6 million disposal costs and operating losses of $0.3 million. During the three months ended September 30, 2022, expense of $1.5 million consists of our share of losses as minority equity owners in the Comfrio joint venture.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2023 was $0.5 million, an increase of $2.9 million from an income tax benefit of $3.4 million for the three months ended September 30, 2022. The change is primarily from improved operating results.

Comparison of Results for the Nine Months Ended September 30, 2023 and 2022
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$825,100	$834,559	$732,356	12.7%	14.0%
Warehouse services	953,727	962,963	971,925	(1.9)%	(0.9)%
Total warehouse segment revenues	1,778,827	1,797,522	1,704,281	4.4%	5.5%

Power	113,751	115,447	117,698	(3.4)%	(1.9)%
Other facilities costs (2)	183,576	185,588	173,039	6.1%	7.3%
Labor	770,952	779,399	751,682	2.6%	3.7%
Other services costs (3)	185,047	186,478	197,957	(6.5)%	(5.8)%
Total warehouse segment cost of operations	$1,253,326	$1,266,912	$1,240,376	1.0%	2.1%

Warehouse segment contribution (NOI)	$525,501	$530,610	$463,905	13.3%	14.4%
Warehouse rent and storage contribution (NOI)	$527,773	$533,524	$441,619	19.5%	20.8%
Warehouse services contribution (NOI)	$(2,272)	$(2,914)	$22,286	(110.2)%	(113.1)%

Total warehouse segment margin	29.5%	29.5%	27.2%	232 bps	230 bps
Rent and storage margin	64.0%	63.9%	60.3%	366 bps	363 bps
Warehouse services margin	(0.2)%	(0.3)%	2.3%	-253 bps	-260 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $28.2 million and $31.8 million, on an actual basis, for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $11.0 million and $9.2 million, on an actual basis, for the nine months ended September 30, 2023 and 2022, respectively.

On a constant currency basis, our warehouse segment revenues increased $93.2 million, or 5.5%, during the nine months ended September 30, 2023, compared to the same period in the prior year. This growth was driven by $87.8 million of growth in our same store pool on a constant currency basis, and $5.4 million of growth in our non same store pool, further discussed below.
On a constant currency basis, our warehouse segment cost of operations increased $26.5 million, or 2.1%, during the nine months ended September 30, 2023, compared to the same period in the prior year. The cost of operations for our same store pool increased $20.5 million and $6.0 million in our non-same store pool on a constant currency basis, for reasons further described below.
On a constant currency basis, warehouse segment NOI increased 14.4% from the nine months ended September 30, 2022. The NOI for our same store pool increased $67.3 million, or 14.6%, on a constant currency basis, attributable to revenue and cost of operations factors previously described. Warehouse segment NOI was negatively impacted by the start-up costs incurred in connection with our expansion and development projects in the non-same store pool as they incur pre-launch costs or costs as they ramp to stabilization, partially offset by the NOI from the De Bruyn and Ormeau acquisitions and lease buyouts.

Same Store and Non-Same Store Analysis
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of same store sites	219		219	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$769,873	$778,983	$691,118	11.4%	12.7%
Warehouse services	913,832	922,704	922,730	(1.0)%	—%
Total same store revenues	1,683,705	1,701,687	1,613,848	4.3%	5.4%
Same store cost of operations:
Power	102,896	104,617	106,607	(3.5)%	(1.9)%
Other facilities costs	167,584	169,486	155,737	7.6%	8.8%
Labor	721,598	729,502	706,007	2.2%	3.3%
Other services costs	168,232	169,563	184,284	(8.7)%	(8.0)%
Total same store cost of operations	$1,160,310	$1,173,168	$1,152,635	0.7%	1.8%

Same store contribution (NOI)	$523,395	$528,519	$461,213	13.5%	14.6%
Same store rent and storage contribution (NOI)(2)	$499,393	$504,880	$428,774	16.5%	17.7%
Same store services contribution (NOI)(3)	$24,002	$23,639	$32,439	(26.0)%	(27.1)%

Total same store margin	31.1%	31.1%	28.6%	251 bps	248 bps
Same store rent and storage margin(4)	64.9%	64.8%	62.0%	283 bps	277 bps
Same store services margin(5)	2.6%	2.6%	3.5%	-89 bps	-95 bps

	Nine Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of non-same store sites	19		21	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$55,227	$55,576	$41,239	n/r	n/r
Warehouse services	39,895	40,259	49,194	n/r	n/r
Total non-same store revenues	95,122	95,835	90,433	n/r	n/r
Non-same store cost of operations:
Power	10,856	10,830	11,092	n/r	n/r
Other facilities costs	15,992	16,101	17,302	n/r	n/r
Labor	49,354	49,897	45,676	n/r	n/r
Other services costs	16,814	16,915	13,671	n/r	n/r
Total non-same store cost of operations	$93,016	$93,743	$87,741	n/r	n/r

Non-same store contribution (NOI)	$2,106	$2,092	$2,692	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$28,379	$28,645	$12,845	n/r	n/r
Non-same store services contribution (NOI)(3)	$(26,273)	$(26,553)	$(10,153)	n/r	n/r

Total non-same store margin	2.2%	2.2%	3.0%	n/r	n/r
Non-same store rent and storage margin(4)	51.4%	51.5%	31.1%	n/r	n/r
Non-same store services margin(5)	(65.9)%	(66.0)%	(20.6)%	n/r	n/r

	Nine Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Total warehouse segment revenues	$1,778,827	$1,797,522	$1,704,281	4.4%	5.5%
Total warehouse cost of operations	$1,253,326	$1,266,912	$1,240,376	1.0%	2.1%
Total warehouse segment contribution	$525,501	$530,610	$463,905	13.3%	14.4%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

Same store revenues increased by $87.8 million primarily due to our pricing initiatives, rate escalations, and improvements in economic occupancy, partially offset by a decline in throughput due to consumer buying habits and the inability to move product in certain warehouses during the Cyber Incident.
Non-same store revenue increased by $5.4 million on a constant currency basis, due to recently completed expansion and developments, improvements in economic occupancy, the De Bruyn acquisition, and the recent acquisition of a cold storage facility in Ormeau, Australia partially offset by exits of leased facilities during 2022.
Same store warehouse costs of operation increased by $20.5 million primarily driven by higher other facilities costs and labor, partially offset by a reduction in other services costs as a result of reduced throughput from the Cyber Incident and consumer purchasing habits. Approximately $6.0 million of the increase in non same store warehouse costs of operations, on a constant currency basis, was related to growth in our recently completed expansions and developments, and the De Bruyn and Ormeau acquisitions, in our non-same store pool.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Nine Months Ended September 30,
Units in thousands except per pallet and site number data - unaudited	2023	2022	Change
Number of same store sites	219	219	n/a
Same store rent and storage:

Economic occupancy(1)
Average occupied economic pallets	4,286	4,032	6.3%
Economic occupancy percentage	84.5%	78.5%	597 bps
Same store rent and storage revenues per average economic occupied pallet	$179.61	$171.41	4.8%
Constant currency same store rent and storage revenues per average economic occupied pallet	$181.74	$171.41	6.0%

Physical occupancy(2)
Average physical occupied pallets	3,918	3,713	5.5%
Average physical pallet positions	5,074	5,136	(1.2)%
Physical occupancy percentage	77.2%	72.3%	493 bps
Same store rent and storage revenues per average physical occupied pallet	$196.47	$186.14	5.6%
Constant currency same store rent and storage revenues per average physical occupied pallet	$198.80	$186.14	6.8%

Same store warehouse services:
Throughput pallets (in thousands)	26,543	28,444	(6.7)%
Same store warehouse services revenues per throughput pallet	$34.43	$32.44	6.1%
Constant currency same store warehouse services revenues per throughput pallet	$34.76	$32.44	7.2%

Number of non-same store sites(3)	19	21	n/a
Non-same store rent and storage:

Economic occupancy(1)
Average economic occupied pallets	262	213	n/r
Economic occupancy percentage	74.6%	71.0%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$210.92	$193.39	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$212.25	$193.39	n/r

Physical occupancy(2)
Average physical occupied pallets	228	199	n/r
Average physical pallet positions	351	300	n/r
Physical occupancy percentage	64.9%	66.2%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$242.65	$207.38	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$244.18	$207.38	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	1,597	1,683	n/r
Non-same store warehouse services revenues per throughput pallet	$24.98	$29.22	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$25.21	$29.22	n/r
n/a - not applicable
n/r - not relevant

Economic occupancy for our same store pool was 84.5% for the nine months ended September 30, 2023, a increase of 597 basis points same period of the prior year. Economic occupancy growth as compared to the prior year was primarily due to improvements in customer service initiatives, as well as our customers increase in food production levels, which is benefiting from the improved labor market. Same store rent and storage revenues per economic occupied pallet increased 4.8% period-over-period, primarily driven by our pricing initiative, contractual rate escalations and business mix.
On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 6.0% during the nine months ended September 30, 2023 as compared to the same period in the prior year. Our economic occupancy for our same store pool for the nine months ended September 30, 2023 was 725 basis points higher than our corresponding average physical occupancy of 77.2%.
Throughput pallets at our same store pool decreased 6.7% from 28.4 million pallets for the nine months ended September 30, 2022. This decrease was primarily the result of decline in end-consumer demand as basket sizes decreased due to the broader economic slowdown, in addition to the cyber incident and resulting system outages.
On a constant currency basis, our same store services revenue per throughput pallet increased 7.2% during the nine months ended September 30, 2023 as compared to the same period in the prior year. This is primarily due to pricing initiative and contractual rate escalations.

Transportation Segment

The following table presents the operating results of our transportation segment for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$181,792	$186,064	$237,168	(23.3)%	(21.5)%
Total transportation cost of operations	150,664	154,420	204,218	(26.2)%	(24.4)%
Transportation segment contribution (NOI)	$31,128	$31,644	$32,950	(5.5)%	(4.0)%

Transportation margin	17.1%	17.0%	13.9%	323 bps	311 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $51.1 million, or 21.5%, during the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was primarily due to the strategic transition of transportation business in the United Kingdom to a 3PL model, the softening of transportation demand in the general macro-environment, partially offset by higher rates in our consolidation business, acquisitions and expansions in Australia. Additionally, the cyber incident resulted in cancellations of customer transportation orders due to system outages.
On a constant currency basis, transportation cost of operations decreased $49.8 million, or 24.4%, during the nine months ended September 30, 2023 compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis transportation segment contribution NOI decreased 4.0% during the nine months ended September 30, 2023 compared to the same period in the prior year.
On a constant currency basis, the transportation segment margin increased 311 basis points during the nine months ended September 30, 2023 compared to the same period in the prior year. The increase in margin was primarily due to rate increases, somewhat offset by lost business as a result of the Cyber Incident.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,			Change
	2023 Actual	2023 Constant Currency(1)	2022 Actual	Actual	Constant Currency
Number of managed sites	5		9	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$33,419	$34,553	$251,782	(86.7)%	(86.3)%
Third-party managed cost of operations	29,311	30,231	240,900	(87.8)%	(87.5)%
Third-party managed segment contribution	$4,108	$4,322	$10,882	(62.2)%	(60.3)%

Third-party managed margin	12.3%	12.5%	4.3%	797 bps	819 bps

(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

On a constant currency basis, third-party managed revenues decreased $217.2 million, or 86.3% during the nine months ended September 30, 2023 compared to the same period in the prior year.

On a constant currency basis, third-party managed cost of operations was decreased $210.7 million , or 87.5%, during the nine months ended September 30, 2023 compared to the same period in the prior year.

On a constant currency basis, third-party managed segment contribution NOI was $4.3 million for the nine months ended September 30, 2023, a decrease of $6.6 million, or 60.3%. The decreases in revenue, cost, and NOI were primarily due to the strategic exit of operations of our historically largest domestic customer in this segment.

Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense increased of $10.7 million, or 4.3%, during the nine months ended September 30, 2023 compared to the same period in the prior year. This increase was primarily due to the impact of our recently completed expansion and development projects, partially offset by the favorable impact of foreign currency translation.
Selling, general and administrative. Corporate-level selling, general and administrative expenses September 30, 2023, decreased $2.0 million, or 1.2%, during the nine months ended September 30, 2023 compared to the same period in the prior year. This was primarily driven by an increase in the capitalization of certain costs associated with resources dedicated to the Company’s in-process automated developments, and costs recognized related to Project Orion and Cyber Incident recovery efforts within Acquisition, cyber incident and other, net on the Condensed Consolidated Statement of Operations. Additionally, selling, general and administrative expense benefited from ongoing cost reduction efforts in response to the challenging economic environment.
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net expenses include the following:

	Nine Months Ended September 30,		Change
Acquisition, cyber incident and other, net	2023	2022	$	%
Acquisition and integration related costs	$4,837	$15,879	$(11,042)	(70)%
Cyber incident related costs, net of insurance recoveries	24,403	(785)	$25,188	n/r
Severance costs	9,471	5,060	$4,411	87%
Project Orion expenses	7,703	—	$7,703	100%
Litigation	399	179	$220	123%
Terminated site operations costs	—	439	$(439)	(100)%
Other, net	1,500	(160)	$1,660	n/r
Total acquisition, cyber incident and other, net	$48,313	$20,612
Acquisition, cyber incident and other, net. Corporate level acquisition, cyber incident and other, net were $48.3 million for the nine months ended September 30, 2023 an increase of $27.7 million compared to the nine months ended September 30, 2022. Acquisition and integration related costs dereased by $11.0 million from less integration costs and professional fees related to acquisitions. Severance costs increased by $4.4 million due to the realignment of certain international operations. Cyber incident related costs, net of insurance recoveries consists of costs related to the cyber incident further described in Note 1 to these Condensed Consolidated Financial

Statements, partially offset by recoveries received related to the cyber event in 2020. Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, state-of-the-art, cloud-based enterprise resource planning (“ERP”) software system.
Impairment of indefinite and long-lived assets. For the nine months ended September 30, 2022, the Company recorded impairment charges totaling $6.6 million. This included a ‘Goodwill’ impairment charge of $3.2 million as we were strategically shifting our focus to our core warehouse portfolio, and winding down business with one of the largest customers in the Third-party managed segment. It also included an impairment charge of ‘Assets under construction’ of $2.2 million associated with a development project which management determined it would no longer pursue and $1.2 million in Warehouse segment assets which we reduced the carrying value of in anticipation of the exit of certain leased facilities.
Loss (gain) from sale of real estate. For the nine months ended September 30, 2023 we recorded a $2.3 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings. For the nine months ended September 30, 2022, we recorded a $5.7 million loss from the sale of real estate related to a facility where a customer exercised its option to purchase the facility and we recorded a loss for the excess book value.
Other Expense and Income
The following table presents other items of income and expense for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Change
	2023	2022	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(106,426)	$(82,720)	28.7%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(1,855)	$(2,284)	(18.8)%
Other, net	$1,741	$(1,197)	n/r
Loss from investments in partially owned entities	$(1,616)	$(779)	107.4%
Impairment of related party loan receivable	$(21,972)	$—	100.0%
Loss on put option	$(56,576)	$—	100.0%
Loss from discontinued operations, net of tax	$(10,453)	$(6,420)	62.8%

n/r-not relevant
Interest expense. Interest expense was $106.4 million for the nine months ended September 30, 2023, an increase of $23.7 million, or 28.7%, compared to $82.7 million for the nine months ended September 30, 2022. Our average effective interest rate of our outstanding debt increased from 3.47% for the nine months ended September 30, 2022 to 4.10% for the nine months ended September 30, 2023, primarily due to the rising interest rates associated with our floating rate borrowings under our Senior Unsecured Credit Facility, as well as higher outstanding borrowings, partially offset by the impact of our interest rate swaps

Impairment of related party loan receivable. Impairment of related party loan receivable was $22.0 million for the nine months ended September 30, 2023. During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the second quarter of 2023, the Company fully impaired the remaining balance as the loan was deemed un-collectable.
Loss on put option. Loss on put option was $56.6 million for the nine months ended September 30, 2023, which represents the estimated loss we recognized when the exercise of the Comfrio put was deemed probable. See footnote 2 to these condensed consolidated financial statements herein for further details.
Loss from discontinued operations, net of tax Loss from discontinued operations, net of tax was $10.5 million for the three months ended September 30, 2023, an increase of $4.0 million, or 62.8%, compared to $6.4 million for the three months ended September 30, 2022. This is primarily due $4.6 million disposal costs, our share of losses as minority equity owners in the Comfrio joint venture of $4.1 million, as well as operating losses of $2.6 million, partially offset by the gain on the sale of Comfrio of $1.1 million recorded during the three months ended September 30, 2023. During the three months ended September 30, 2022, expense of $6.4 million consists of our share of losses as minority equity owners in the Comfrio joint venture.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2023 was $1.7 million, a decrease of $14.4 million from an income tax benefit of $16.1 million for the nine months ended September 30, 2022. This was primarily due to improved operating results in certain jurisdictions and a non-recurring $6.5 million discrete tax benefit recognized during June 30, 2022 attributable to the deconsolidation of our Chilean operations.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, EBITDAre, Core EBITDA and net debt to pro-forma Core EBITDA.

We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation and amortization impairment charge on real estate related assets and our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs..
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of gain or loss on the sale of non-real estate assets, acquisition, cyber incident and other, net, goodwill impairment (when applicable), loss on debt extinguishment, modifications and termination of derivative instruments, foreign currency exchange losses, gain or loss from discontinued operations held for sale, impairment of related party loan receivable, loss on fair value of put, gain on extinguishment of New Market Tax Credit structure, loss on deconsolidation of subsidiary contributed to LATAM joint venture, and gain from sale of LATAM joint venture. We also adjust for the impact of Core FFO on our share of reconciling items for partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of NAREIT FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, amortization of above or below market leases, straight-line net rent, benefit from deferred income taxes, stock-based compensation expense, and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities and discontinued operations. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table below reconciles FFO, Core FFO and Adjusted FFO to net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,096)	$(8,937)	$(109,469)	$(22,429)
Adjustments:
Real estate related depreciation	56,373	53,139	165,654	157,077
Loss (gain) on sale of real estate	78	5,710	(2,259)	5,710
Net (gain) loss on asset disposals	(25)	893	(25)	960
Impairment charges on certain real estate assets	—	3,407	—	3,407
Our share of reconciling items related to partially owned entities	290	822	1,425	3,201
NAREIT FFO(b)	54,620	55,034	55,326	147,926
Adjustments:
Net (gain) loss on sale of non-real estate assets	(296)	310	413	147
Acquisition, cyber incident and other, net	13,931	4,874	48,313	20,612
Goodwill impairment	—	3,209	—	3,209
Loss on debt extinguishment, modifications and termination of derivative instruments	683	1,040	1,855	2,284
Foreign currency exchange loss	705	2,488	459	3,453
Gain on extinguishment of New Market Tax Credit structure	—	—	—	(3,410)
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	—	—	4,148
Our share of reconciling items related to partially owned entities	147	136	248	447
(Gain) loss from discontinued operations, net of tax	(203)	—	8,072	—
Impairment of related party receivable	—	—	21,972	—
Loss on put option	—	—	56,576	—
Gain on sale of LATAM joint venture	—	—	(304)	—
Core FFO applicable to common stockholders(b)	69,587	67,091	192,930	178,816
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,286	1,222	3,805	3,528
Amortization of below/above market leases	369	540	1,146	1,597
Straight-line net rent	544	133	414	414
Deferred income taxes benefit	(2,473)	(4,374)	(7,553)	(19,149)
Stock-based compensation expense	6,203	6,720	17,812	22,101
Non-real estate depreciation and amortization	33,355	30,530	93,990	91,902
Maintenance capital expenditures (a)	(20,907)	(22,586)	(59,741)	(58,810)
Our share of reconciling items related to partially owned entities	198	57	805	1,663
Adjusted FFO applicable to common stockholders(b)	$88,162	$79,333	$243,608	$222,062
(a)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(b)During the three months ended September 30, 2023, management excluded losses from discontinued operations from Core FFO applicable to common stockholders and Adjusted FFO applicable to common stockholders and included certain losses from discontinued operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recasted as follows:

	Recasted Three Months Ended September 30,	Recasted Nine Months Ended September 30,
(in thousands)	2022	2023	2022
NAREIT FFO	$54,466	$54,694	$145,631
Core FFO applicable to common stockholders	$68,005	$194,631	$182,922
Adjusted FFO applicable to common stockholders	$80,208	$245,225	$224,291

We calculate NAREIT EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, net loss before interest expense, income tax benefit, depreciation and amortization, gain or loss on sale of real estate, and adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as EBITDAre further adjusted for acquisition, cyber incident and other, net, loss from investments in partially owned entities, impairment of indefinite and long-lived assets (when applicable), foreign currency exchange loss, stock-based compensation expense, loss on debt extinguishment, modifications and termination of derivative instruments, net gain or loss on other asset disposals, reduction in EBITDAre from partially owned entities, impairment of related party receivable, loss on fair value of put, gain on extinguishment of New Market Tax Credit structure, and loss on deconsolidation of subsidiary contributed to LATAM joint venture, gain or loss from discontinued operations held for sale and gain on sale of LATAM joint venture. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,096)	$(8,937)	$(109,469)	$(22,429)
Adjustments:
Depreciation and amortization	89,728	83,669	259,644	248,979
Interest expense	35,572	30,402	106,426	82,720
Income tax benefit	(492)	(3,368)	(1,672)	(16,145)
Loss (gain) on sale of real estate	78	5,710	(2,259)	5,710
Adjustment to reflect share of EBITDAre of partially owned entities	1,495	3,383	7,464	12,796
NAREIT EBITDAre(a)	$124,285	$110,859	$260,134	$311,631
Adjustments:
Acquisition, cyber incident, and other, net	13,931	4,874	48,313	20,612
Loss on partially owned entities	259	1,440	3,997	7,199
Impairment of indefinite and long-lived assets	—	6,616	—	6,616
Foreign currency exchange loss	705	2,488	459	3,453
Stock-based compensation expense	6,203	6,720	17,812	22,101
Loss on debt extinguishment, modifications and termination of derivative instruments	683	1,040	1,855	2,284
Loss (gain) on other asset disposals	(321)	1,203	388	1,107
Gain on extinguishment of New Market Tax Credit structure	—	—	—	(3,410)
Loss on deconsolidation of subsidiary contributed to LATAM joint venture	—	—	—	4,148
Reduction in EBITDAre from partially owned entities	(1,495)	(3,383)	(7,464)	(12,796)
Gain (loss) from discontinued operations, net of tax	(203)	—	8,072	—
Impairment of related party receivable	—	—	21,972	—
Loss on put option	—	—	56,576	—
Gain on sale of LATAM joint venture	—	—	(304)	—
Core EBITDA	$144,047	$131,857	$411,810	$362,945

(a)During the three months ended September 30, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recasted are as follows:

	Recasted Three Months Ended September 30,	Recasted Nine Months Ended September 30,
(in thousands)	2022	2023	2022
NAREIT EBITDAre	$108,487	$258,699	$302,189

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
Our principal sources of funding for our financial commitments include:

•current cash balances;
•cash flows from operations;
•our Senior Unsecured Revolving Credit Facility;
•our ATM Equity Programs; and
•other forms of debt financings and equity offerings, including capital raises through joint ventures.
We expect that our funding sources as noted above are adequate and will continue to be adequate to meet our short-term and long-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include:

•operating activities and overall working capital;
•capital expenditures;
•capital contributions and investments in joint ventures;
•debt service obligations;
•quarterly stockholder distributions; and
•future development, expansion, and acquisition related activities.
We issued a shelf registration statement filed on March 17, 2023, which registered an indeterminate amount of common shares, preferred shares, depositary shares and warrants, as well as debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We may use the proceeds for general corporate purposes and to fund the liquidity requirements noted above.

On March 17, 2023, we also entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an At-The-Market equity program (“2023 ATM Equity Program”). Sales of our common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. We intend to use the net proceeds from sales of our common stock pursuant to the 2023 ATM Equity Program for general corporate purposes and to fund the liquidity requirements noted above. During the three and nine months ended September 30, 2023, the Company issued 13,244,905 shares under the 2023 ATM Equity Program, resulting in net proceeds of $412.9 million after paying the sales agents $6.0 million of commissions and other professional fees.
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
Our bad debt expense was $1.0 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $3.0 million and $4.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we maintained bad debt allowances of approximately $18.5 million, which we believe to be adequate.
Dividends and Distributions
As a REIT, we must distribute 90% of our taxable income (excluding capital gains) annually. While historically we have satisfied this distribution requirement by making cash distributions to our stockholders, we may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Board of Directors. Historically, we have distributed at least 100% of our taxable income annually, since inception, to minimize corporate-level federal income taxes.
The REIT distribution requirement limits our ability to rely on retained earnings to fund our ongoing operations compared to non-REIT companies. To meet financial commitments, capital needs, and REIT distribution requirements, we may raise capital through debt and equity markets and use our revolving credit facility.
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2023 (in thousands):

Debt Summary:
Fixed rate(1)	$2,572,100
Variable rate - unhedged	359,201
Total senior unsecured notes, term loans and borrowings under revolving line of credit	2,931,301

Sale-leaseback financing obligations	164,372
Financing lease obligations	70,170
Total debt and debt-like obligations	$3,165,843

Percent of total debt and debt-like obligations:
Fixed rate	89%
Variable rate	11%

Effective interest rate as of September 30, 2023	4.02%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CDOR, SONIA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2023, our debt had a weighted average term to maturity of approximately 5.5 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 4 and Note 5 to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 to our Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K as filed with the SEC, respectively.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness as of September 30, 2023 for each of the next five years and thereafter, are as follows (in thousands):

Year ended:
2023	$—
2024	—
2025	—
2026	934,201
2027	—
2028 - Thereafter	1,997,100
Aggregate principal amount of indebtedness	2,931,301
Less: unamortized deferred financing costs	(11,173)
Total indebtedness, net of deferred financing costs	$2,920,128
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:
•BBB with a negative outlook from Fitch
•BBB with a Stable Trends outlook from DBRS Morningstar
•Baa3 with a stable outlook from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our Annual Report on Form 10-K.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic and preventative approach to maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network. Such expenditures examples include roof and refrigeration equipment replacement, IT system updates, handling equipment upgrades, amongst others. Maintenance capital expenditures do not include acquisition costs contemplated with the purchase of a building.

The following table sets forth our maintenance capital expenditures for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$18,041	$18,426	$53,370	$50,115
Personal property	692	1,357	2,384	3,788
Information technology	2,174	2,803	3,987	4,907
Maintenance capital expenditures(1)	$20,907	$22,586	$59,741	$58,810

Maintenance capital expenditures per cubic foot	$0.014	$0.015	$0.040	$0.040
(1) Excludes a nominal amount and $3.3 million of deferred acquisition maintenance capital expenditures incurred for the three months ended September 30, 2023 and 2022, respectively. Excludes $0.6 million and $14.3 million of deferred acquisition maintenance capital expenditures incurred for the nine months ended September 30, 2023 and 2022, respectively.
Repair and Maintenance Expenses
We incur repair and maintenance expenses for normal maintenance, repairs, and replacements at our warehouses that do not materially extend the life of the property or provide future economic benefits. Such expenses are recognized as operating expenses on our Condensed Consolidated Statement of Operations. Examples of repair and maintenance expenses include roof, wall, and other handling equipment repairs.

The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$12,452	$10,323	$33,558	$29,454
Personal property	17,987	14,264	55,048	42,519
Repair and maintenance expenses	$30,439	$24,587	$88,606	$71,973

Repair and maintenance expenses per cubic foot	$0.020	$0.017	$0.059	$0.049
External Growth, Expansion and Development Capital Expenditures
External growth expenditures represent asset acquisitions or business combinations. Expansion and development capital expenditures support customers and our warehouse expansions, including improvements to our information technology platform.
Examples of capital expenditures associated with expansion and development initiatives include funding of construction costs, warehouse capacity and pallet position expansion, implementing energy efficiency projects, such as thermal energy storage, and the delivery of new systems, software and customer interface functionality.

Acquisitions and Dispositions
For information regarding acquisitions completed during 2023, refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements. For information regarding acquisitions completed during 2022, refer to our 2022 Annual Report on Form 10-K.
Expansion and development
The expansion and development expenditures for the nine months ended September 30, 2023 include $9.1 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $12.4 million for the Spearwood, Australia expansion, $10.6 million related to our Russellville, Arkansas expansion, and $11.2 million related to our Atlanta Major Market Strategy - Phase 2. During the nine months ended September 30, 2023, we also capitalized interest of $10.2 million and capitalized insurance, property taxes, compensation and travel expense aggregating to $9.3 million related to our ongoing expansion and development projects.
Expansion and development initiatives for the nine months ended September 30, 2023 also include $14.0 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This includes return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Finally, we invested approximately $2.9 million during the nine months ended September 30, 2023 for contemplated future expansion or development projects.
During the nine months ended September 30, 2023 we entered into an asset acquisition of $20.1 million which includes the cost to purchase a certain facility that was previously leased, and $23.5 million for a single facility in Australia.
The following table sets forth our acquisition, expansion and development capital expenditures for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Business combinations	$5,909	$16,040	$46,652	$15,228
Asset acquisitions	23,496	7,705	43,577	14,581
Expansion and development initiatives	31,438	32,300	79,728	144,467
Information technology	3,018	1,637	6,352	3,398
Growth and expansion capital expenditures	$63,861	$57,682	$176,309	$177,674

Historical Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$193,213	$182,883
Net cash used in investing activities	$(258,378)	$(288,008)
Net cash provided by financing activities	$69,060	74,473

Operating Activities
For the nine months ended September 30, 2023, our net cash provided by operating activities was $193.2 million, an increase of $10.3 million, compared to $182.9 million for the nine months ended September 30, 2022. The increase is primarily due to the impact of improved NOI as a result of rate increases and improvements in economic occupancy.
Investing Activities

Our net cash used in investing activities was $258.4 million for the nine months ended September 30, 2023 compared to $288.0 million for the nine months ended September 30, 2022. Additions to property, buildings and equipment were $188.3 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we purchased the remaining outstanding equity ownership of the Comfrio joint venture for $46.7 million, which we subsequently sold in August of 2023, and completed an asset acquisition and a lease buyout for a facility for $43.6 million. Finally, we invested $20.0 million in additional loans to joint ventures, approximately $15.0 million of which was subsequently impaired, as well as a minority equity interest in the RSA joint venture. This was partially offset by proceeds from the sale of our share of the LATAM joint venture of $36.9 million.

Net cash used in investing activities was $288.0 million for the nine months ended September 30, 2022. Cash used for additions to property, buildings and equipment was $254.1 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $14.6 million in acquisitions of property, buildings and equipment for the buyout of two previously leased facilities and $15.2 million for the acquisition of De Bruyn Cold Storage. Finally, we invested $4.4 million in the formation of the LATAM joint venture and capital contributions to the SuperFrio joint venture.
Financing Activities
Net cash provided by financing activities was $69.1 million for the nine months ended September 30, 2023 compared to $74.5 million for the nine months ended September 30, 2022. Cash provided by financing activities for the current period primarily consisted of $545.4 million in proceeds from our Senior Unsecured Revolving Credit Facility and $412.9 million in net proceeds from the issuance of common stock under the 2023 ATM Equity Program, offset by $679.2 million in repayments on our Senior Unsecured Revolving Credit Facility, $179.6 million of quarterly dividend distributions paid and $33.1 million aggregate lease repayments.
Net cash provided by financing activities was $74.5 million for the nine months ended September 30, 2022. Cash provided by financing activities primarily consisted of $404.6 million in proceeds from our Senior Unsecured Revolving Credit Facility and $200.0 million in proceeds from our refinancing of the term loan under the Senior Unsecured Credit Facility, offset by $303.9 million in repayments on our Senior Unsecured Revolving Credit Facility, $179.6 million of quarterly dividend distributions paid, $30.3 million aggregate lease repayments and $11.6 million for payment of debt issuance costs.
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
As of September 30, 2023, we had $645.0 million of outstanding USD-denominated variable-rate debt and $250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranches and one-month CDOR for the CAD tranche, plus a margin of up to 0.94%. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.39% and $250.0 million of our outstanding CAD-denominated term loan at a rate of 4.53%. After incorporating the effects of the interest rate swaps, we have no outstanding variable-rate term loan debt.
Additionally, we had C$35.0 million, £78.0 million, A$189.0 million, $47.0 million USD, €58.5 million, and $13.0 million NZD outstanding of Senior Unsecured Revolving Credit Facility draws. At September 30, 2023, one-month term and daily SOFR was approximately 5.30%, one-month CDOR was approximately 5.38%, one-month SONIA was at 5.18%, one-month AUD BBSW was approximately 4.11%, one-month EURIBOR was approximately 3.86%, and one-month BKBM was approximately 5.67%. The interest rate paid on borrowings can never drop below 0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $3.6 million, and a 100 basis point decrease in market interest rates would result in a $3.6 million decrease in annual interest expense.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2023 was not materially different than what we disclosed in our 2022 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2022 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
As discussed in Note 1 of the notes to the Condensed Consolidated Financial Statements in this Form 10-Q, and as previously disclosed, on April 26, 2023, we began to receive evidence that our computer network was affected by a cybersecurity incident. Our investigation of the circumstances that led to this incident and resulting impact on our internal controls over financial reporting (ICFR) is ongoing at this point in time. As part of the Company’s overall plan to address the cybersecurity incident, actions were taken in the second and third quarters of 2023 and and will continue to take place during the fourth quarter of 2023 to improve our IT general controls environment.

The Company is conducting a thorough review of the cybersecurity incident. We will consider the outcome of this work as we complete our evaluation. In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Item 1A. Risk Factors
Investing in our common shares involves risks and uncertainties. You should consider and read the information contained in our 2022 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors) and the risk factor identified below. Any of the risks discussed in our 2022 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations.
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

We may also be subject to cybersecurity attacks and other intentional hacking. These attacks could include attempts to gain unauthorized access to our data and computer systems. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack or breach could compromise the confidential information of our associates, customers and vendors. A successful attack could result in service interruptions, operational difficulties, loss of revenue or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. In such cases, we may have to operate manually, which may result in considerable delays in our handling of and damage to perishable products or interruption to other key business processes. Addressing such issues could prove difficult or impossible and be very costly. Additionally, a successful attack may result in our customers making monetary claims against us pursuant to the terms of their contracts with us, the amount of which may be significant.

In addition, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations.

Our computer network has been subjected to cyber attacks from time to time. We previously suffered a cyber attack in November 2020 and more recently identified a separate cyber incident in April 2023. In late April 2023, we determined that our information technology system had experienced a cybersecurity incident. We immediately implemented containment measures and took operations offline to secure our systems and reduce disruption to our business and customers. We have reviewed the nature and scope of the incident, working closely with cybersecurity experts and legal counsel, and have reported the matter to law enforcement.

As a result of the April 2023 cyber incident, our operations were impacted. In particular, the incident resulted in a significant number of our facilities being unable to receive or deliver products for a period of time. Such operational impacts resulted in considerable delays in the delivery of our products to our customers or interruption to other key business processes for a period of time. We have also received a number of claims from our customers pursuant to the terms of their contracts as a result of this incident, and we have established a reserve for these claims. The expense is reflected in “Acquisition, cyber and other, net” on the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023, and the reserve balance is included in “Accounts payable and accrued expenses” in our Condensed Consolidated Balance Sheet as of September 30, 2023.

Our investigation into the April 2023 cyber incident revealed unauthorized access to personal information. We are currently working to identify populations of impacted individuals in order to make notifications to impacted individuals and to regulators, in accordance with applicable law. As a result of this unauthorized access, we may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.

We may be subject to unrelated future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement (as such term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1	Offer Letter, dated as of July 24, 2023, by and between the Company and Bryan Verbarendse (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Current Report on Form 8-K filed on August 28, 2023 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	November 2, 2023	By:	/s/ Marc J. Smernoff
		Name:	Marc J. Smernoff
		Title:	Chief Financial Officer, Treasurer and Executive Vice President
(On behalf of the registrant and as principal financial officer)