Form 10-K
period 2023-12-31
AMERICOLD REALTY TRUST
filed 2024-02-29
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes	☐	No	☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes	☐	No	☒
As of June 30, 2023, the aggregate market value of the voting common stock owned by non-affiliates of Americold Realty Trust, Inc. was $6.0 billion, computed by reference to the closing price of the common stock of Americold Realty Trust, Inc. on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater stockholders as of June 30, 2023. The identification of 10% or greater stockholders is based on Schedule 13G and amended 13G reports publicly filed before June 30, 2023. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of shares of Americold Realty Trust Inc.’s common stock outstanding at February 23, 2024, was approximately 283,784,221.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust, Inc.’s Proxy Statement for its 2024 Annual Meeting of stockholders, which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

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
Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences are included in other sections of this Annual Report on Form 10-K, including under Part I, Item 1A, Risk Factors.We qualify any forward-looking statements entirely by these cautionary risk factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

PART I

ITEM 1. Business
The Company
We are the world’s largest publicly traded REIT focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed REIT with proven operating, development and acquisition expertise. As of December 31, 2023, we operated a global network of 245 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 197 warehouses in North America, 27 in Europe, 19 warehouses in Asia-Pacific, and 2 warehouses in South America. In addition, we hold minority interests in two joint ventures, one with SuperFrio, which owns or operates 35 temperature-controlled warehouses in Brazil, and one with RSA JV, which operates 2 temperature-controlled warehouses in Dubai. We view and manage our business through three primary business segments: warehouse, transportation, and third-party managed.
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
We consider ownership of our temperature-controlled warehouses to be fundamental to our business, and critical to our ability to attract and retain customers and our ability to achieve our targeted return on invested capital. We believe that the ownership of our real estate provides us with cost of capital and balance sheet advantages, stemming from the attractive financing options available to real estate owners and the tax advantages of being a REIT. We also believe that consolidation of the ownership and operation of our portfolio significantly enhances the value of our business by allowing us to provide customers with our complementary suite of value-added services across one integrated and reliable cold chain network. Ownership of our integrated cold chain network enhances our ability to efficiently reposition customers and undertake capital improvements or other modifications on their behalf. While some of our warehouses are leased, we own 75%, excluding ground leases, of our warehouses. Our decision to own, rather than lease, a significant majority of our warehouses provides us with better control over the specialized nature of our assets and greater influence over our warehouse locations on a long-term basis, which is crucial to meeting our customers’ “mission-critical” cold chain needs.
Recent Acquisitions and Investments in Joint Ventures
Over the last several years we have strategically acquired businesses to enhance our global portfolio and integrated network offerings to our customers.
In 2023, we acquired Safeway Freezer Storage Company LLC, Safeway Logistics LLC and T&P Realty LLC (collectively referred to as “Safeway”) for $24.0 million, and Ormeau Cold Storage (“Ormeau”) for

AUD$35.1 million or $23.5 million. Refer to Note 3-Business Combinations and Asset Acquisitions of the Consolidated Financial Statements for further information on the Company’s acquisitions.
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
On May 30, 2023, the Company sold its remaining 15% equity interest in the Americold LATAM Holdings Ltd joint venture (the “LATAM JV”) to Cold LATAM Limited (our “JV partner”) for total proceeds of $36.9 million. The gain associated with the sale was insignificant.
In June of 2023, the Company purchased the remaining outstanding equity interests in Agrofundo Brazil II Fundode Investimento em Participações (the “Comfrio joint venture” or “Comfrio JV” or “Comfrio”). During August of 2023, the Company sold the assets and liabilities of Comfrio. Refer to Note 3-Business Combinations and Asset Acquisitions of the Consolidated Financial Statements for further information regarding the acquisition and disposition of the Comfrio portfolio.
For further information about the Company’s joint ventures as of December 31, 2023, refer to Note 4-Investments in Partially Owned Entities of the Consolidated Financial Statements.
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
Our primary business objectives are to serve our customers and other stakeholders, increase stockholder value, grow our market share, enhance our operating and financial results and increase cash flows from operations. We also believe that our ability to execute on our business and growth strategies will enhance the overall value of our real estate. The strategies we intend to execute to achieve these objectives include the following:
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
Increased Investment in and Transformation of our Technology Systems, Business Processes and Customer Solutions
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. Since going public in 2018, we have acquired over 100 facilities, or approximately 40% of our total warehouse facility network. Project Orion will enable us to better integrate many of these recent acquisitions and position us well for the integration of future acquisitions. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation plant maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from inception. We estimate the aggregate total investment in Project Orion to be approximately $100 million. Since inception, the Company has incurred $61.8 million of implementation costs related to Project Orion of which $43.9 million has been deferred and capitalized within “ Other assets” on the Consolidated Balance Sheets. We will continue to evaluate our overall project for additional opportunities and benefits, which could result in the identification and implementation of additional actions associated with Project Orion and incremental costs and benefits.
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
Warehouse. Our core business is our warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. We collect rent and storage fees to store customer’s frozen and perishable food and other products. Our handling services optimize our customer’s product movement through the cold chain, including placement, case-picking, blast freezing, e-commerce fulfillment, and other recurring handling services, which are considered value added services.
Transportation. In our transportation segment, we broker, manage or operate transportation of frozen and perishable food and other products for our customers. Our services include consolidation (i.e., combining products for efficient shipment), freight under management services (i.e., arranging and overseeing transportation of customer inventory) and dedicated transportation, each designed to improve efficiency and reduce transportation and logistics costs to our customers.
Third party managed. Under our third-party managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to leading food manufacturers and retailers in their owned facilities. We believe using our third-party management services allows our customers to increase efficiency, lower costs, reduce supply-chain risks and focus on their core businesses.
During the fourth quarter of 2022, we strategically transitioned the management of our largest third-party managed customer’s warehouses to a new third-party provider, and our operations ceased. As part of this transition, we agreed to continue to process certain costs for this customer for a period of time, and will continue to receive reimbursement for all such costs.
Customers
Our global footprint enables us to efficiently serve approximately 3,800 customers as of December 31, 2023, consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 35 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment represent 49%, 47%, and 49% of our total warehouse segment revenues for the years ended December 31, 2023, 2022 and 2021, respectively. This disclosure is calculated on an annualized basis as if the Company had completed its acquisitions as of the beginning of the year in which they occurred. There has been no material change to the composition of our top 25 customers over the last three years.
The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2023:

				Network Utilization
	% of Warehouse Revenue (1)	# of Sites	Credit Rating (Moody’s/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	4.8%	6	NR | NR	✓	✓	✓	✓	✓	✓
Producer	4.3%	32	BBB- | Baa3	✓	✓	✓		✓	✓
Producer	3.2%	58	BBB | Baa2	✓	✓	✓	✓	✓	✓
Retailer	3.1%	17	AA | Aa2	✓	✓	✓	✓	✓	✓
Retailer	2.7%	11	BBB | Baa2	✓	✓	✓		✓	✓
Producer	2.7%	20	NR | NR	✓	✓	✓	✓	✓	✓
Producer	2.7%	26	BBB | Baa2	✓	✓	✓		✓	✓
Retailer	2.0%	5	BBB+ | Baa1	✓	✓	✓		✓
Producer	1.9%	19	BB+ | Ba2	✓	✓	✓		✓	✓
Producer	1.8%	19	NR | NR	✓	✓	✓		✓	✓
Producer	1.6%	19	A+ | A1	✓	✓	✓	✓	✓	✓
Retailer	1.5%	5	BBB+ | Baa1	✓	✓	✓	✓	✓	✓
Producer	1.5%	5	NR | NR	✓	✓			✓	✓
Producer	1.5%	16	A+ | A1	✓	✓	✓	✓	✓	✓
Producer	1.5%	42	A | A2	✓	✓	✓	✓	✓	✓
Producer	1.4%	25	A- | A1	✓	✓	✓	✓	✓	✓
Producer	1.4%	24	BBB- | Baa3	✓		✓		✓	✓
Producer	1.4%	11	BBB | Baa2	✓	✓	✓	✓	✓	✓
Producer	1.3%	32	NR | NR	✓		✓	✓	✓	✓
Producer	1.3%	19	NR | NR	✓		✓	✓	✓	✓
Producer	1.2%	24	BBB- | Baa3	✓		✓	✓	✓	✓
Producer	1.1%	25	NR | NR	✓		✓	✓	✓	✓
Producer	1.0%	19	NR | NR	✓	✓	✓	✓	✓	✓
Retailer	1.0%	10	BBB+ | Baa1	✓	✓			✓	✓
Producer	0.9%	5	NR | NR	✓	✓			✓	✓
Total	48.8%
(1)Based on warehouse revenues for the year ended December 31, 2023. Presented on an annualized basis as if we had completed all 2023 acquisitions as of the beginning of the year.
(2)Represents long-term issuer ratings as published in January 2024.
(3)A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2023.

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
North America
Outside the seven largest owners of temperature-controlled warehouses, the North America temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage Logistics, LLC, United States Cold Storage, Inc. (an affiliate of John Swire & Sons), Interstate Warehousing, FreezPak Logistics, Conestoga Cold Storage, and Congebec Logistics, Inc, in addition to numerous other local, regional and national temperature-controlled warehouse owners, operators and developers.
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
Our main competitors in New Zealand are Lineage Logistics, LLC and Halls Transport (not affiliated with the Halls acquisition we completed during 2020). Lineage Logistics, is the largest warehouse operator in New Zealand. Halls Transport is primarily a transporter that also operates a network of five warehouses. Generally, our other competitors also service the commodity market and operate in only one region.

HUMAN CAPITAL RESOURCES
Americold is committed to creating a work environment that supports the growth and success of our associates. We have employees located throughout the world. As of December 31, 2023, we employed 14,706 people worldwide, 99% of which are full-time associates.

The geographic distribution of our associates as of December 31, 2023 is summarized in the following table:

Region	Number of associates	Percentage of workforce
North America	11,519	78%
Europe	1,449	10%
Australia/New Zealand	1,610	11%
South America	128	1%
Total	14,706	100%
As of December 31, 2023, approximately 29% of our associates were represented by various local labor unions and associations. During 2024, we expect to engage in negotiations for 20 agreements, which make up approximately 11% of our associate population. We do not anticipate any workplace disruptions during this renewal process. We consider our labor relations to be positive and productive.

Equity, Diversity, Inclusion and Belonging
We believe that how we attract, develop, and retain our talent is critical to how we achieve our strategic objectives and create sustained growth and value for our stockholders, customers, and associates. We are devoted to fostering a work environment where associates from diverse backgrounds are culturally and socially appreciated as their unique selves and can thrive as valued members of the organization. We are committed to developing and implementing programs and practices that create a supportive learning environment and encompasses communication of diverse perspectives and experiences.
We are an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, national origin, ancestry, religion, genetic information, physical or mental disability, marital status, age, sexual orientation or identification, gender, veteran status, political affiliation, physical appearance, or any other characteristic protected by federal, state, or local law. It is our policy to recruit talent based on skill, knowledge, and experience, without discrimination. We evaluate compensation equity annually and ensure action plans are in place to address pay disparities when applicable.

During 2023, we conducted an enterprise-wide engagement survey, which was available in 16 languages that focused on measuring the engagement and inclusion of our associates. Americold achieved a higher engagement score and a higher associate response rate in 2023 as compared to 2022, continuing our trend of improving year over year. Creating a positive employee experience where individuals and teams feel their work is satisfying and impactful is a key focus area of ours. We continually assess and strive to enhance associate satisfaction and engagement.

In 2023 our Global Culture Committee, which is comprised of associate representatives from across all regions and levels of the organization, established messaging around Americold’s commitment to Diversity, Inclusion & Belonging (“DI&B”) and launched an Americold PROUD #ibelong campaign. This was the Committee’s first big step to integrate DI&B into every aspect of Americold’s culture through training, processes, and general awareness communication. The goal is to embed inclusion into our everyday operations where our associates can thrive as valued team members.

We continue to emphasize associate development and training. Our associates are offered regular opportunities to participate in formal and informal personal growth and professional development programs. Associates completed over 338,612 hours of training in 2023. In September 2023, Americold introduced the Value-Centered Leader Program to support the successful progression of front-line supervisors and managers to lead with the Company’s core values. The 12-week program takes participants on a learning journey – from leading self, to leading others, to leading Americold, with curriculum that’s rooted in the Americold values: Customer Service, Integrity, Giving Back, Accountability, and Teamwork. Other formal offerings for associates include tuition reimbursement, leadership development experiences, and a diverse curriculum of online learning programs.

Our Annual Leadership Conference, a three-day event for nearly 400 site and senior leaders to come together to align strategies and operations, was held in the first quarter of 2023. The conference included workshops, training, engagement, collaboration, and professional growth opportunities. We also continue to offer an executive coaching program to enhance leadership capabilities across the organization.

Throughout 2023, our focus remained on streamlining processes and tools within our organization. Our associates are heavily invested in ensuring that the design phases of our global ERP implementation results in improved efficiency and increased transparency. We also rolled out Leader Standard Work—a set of recurrent management techniques, tools, and skills—to associates across our operations and HR teams which is intended to improve management performance and foster cross-team communication.

Philanthropy
Giving Back to the communities where we live and work is at the heart of who we are as a company and reflects the desire of our associates to get involved in ways that are meaningful to them. To help guide and better align our giving back efforts across the Company, we updated our Giving Back policy in 2023 to provide guidance to leaders in planning events for their teams. We also introduced Giving Back Month, held in September, to encourage philanthropic activities across our sites globally.
We’re particularly proud of our associates and their efforts to give back and help those in need. We partner with and support organizations around the globe that contribute to fighting hunger and supporting the growth and development of children and teens. Our most significant partnership is with Feed the Children in the United States, through which we provide donations, complimentary temperature-controlled transportation of food products, and volunteer opportunities for our associates. Our associates are not only making a difference in their communities, but they also have strong passion and support for each other. Americold Foundation was introduced to give associates the opportunity to contribute monetary donations to aid members of the Americold family in need. All associates around the world can contribute as well as be recipients of this charitable foundation. Americold matches all donations dollar for dollar and covers all the operating expenses for the fund. Associates in need are encouraged to apply for a grant from the Americold Foundation Fund to ease their financial burden.

Safety and Wellbeing
Safety is an important focus area and foundational to Americold’s culture. Americold continues to be a Total Recordable Incident Rate (“TRIR”) industry leader by recording numbers well below the refrigerated warehousing and storage industry average of 4.6. We finished 2023 with a TRIR of 2.60. Our TRIR is calculated by multiplying the number of recordable cases by 200,000; that product is then divided by exposure hours.
Our facilities around the world embrace a proactive approach and consistently execute safety-minded programs. At the associate level, monthly safety training sessions focus on specific topics (e.g., lockout/tagout, powered industrial truck, personal protective equipment, etc.) and reinforce expectations for safe work practices. Additionally, June is recognized globally as safety month across our facilities with a focus on important safety topics and activities each week.
Supervisors complete Americold’s Behavioral Based Safety (“BBS”) Program, which reinforces desired behaviors and teaches how to constructively address unwanted behaviors. This program is implemented worldwide and serves to make safety part of an open and regular dialogue. Supervisors learn to address unique issues and performance at their site. They also learn effective remediation strategies.
Monthly safety inspections are performed at the facilities to ensure compliance with regulatory agency requirements and industry best practices, while also promoting continuing education for our site leaders to increase their knowledge in providing a safe working environment where every associate returns home at the end of the day the same way they arrived.
A Site Safety Committee at each Americold facility meets monthly to develop and promote a healthy and safe environment for all employees and visitors to our facilities. Our committees include associates from every department, including leaders, and focus on feedback provided from all the individuals at the site to drive the overall safety culture.
Over the last three years, Americold has moved its protocols and safety reporting to an online platform that is used globally. This online platform enables BBS observations, Safety Management System (“SMS”) audits, monthly inspections, and incident investigations can be conducted via a mobile device. In 2022, the full platform was introduced to our Asia Pacific facilities, and in 2023, the Incident Investigation and Corrective Actions module was launched for our Europe facilities. In 2023, we engaged in a process to streamline our training and reporting processes to help make the experiences for our facilities as efficient and effective as possible.
Because our most valuable asset is our people, we are constantly looking to give associates the wellbeing support they need with the goal of having a healthier and more engaged workforce. We look at wellbeing from a holistic perspective inclusive of physical, mental, and financial wellness.
In the U.S., we offer a Health Reimbursement Account program funded solely by Americold. This program encourages annual wellbeing exams and self-health awareness, and rewards associates who participate in it. In 2023 we introduced emergency dependent care in the U.S., which will be available for associates in 2024. Globally, we offer comprehensive Employee Assistance Programs that assist associates with personal and/or work-related situations that may impact their job performance, health, and general sense of wellbeing.
For financial wellness, we offer a variety of retirement programs globally that provide associates flexibility towards their retirement options.

Total Rewards
We provide programs and benefits designed to attract, retain and reward high-performing associates. In addition to salaries or hourly wages, our compensation programs, which vary by geography and acquired entity, can include performance incentives for front-line workers, annual bonuses, share-based compensation awards, paid time off, retirement savings programs, healthcare and insurance benefits, health savings accounts, flexible work schedules, employee assistance programs and tuition assistance. To foster a stronger sense of ownership, aid in retention and align the interests of our associates with our stockholders, we provide restricted stock units to eligible associates through our equity incentive programs. In 2023, we expanded our equity incentive program to include all general managers across our operations in APAC after introducing the program to general managers in the U.S. in the prior year. To drive further engagement and individual ownership of the Company, we offer an Employee Stock Purchase Program (“ESPP”) which provides our associates an opportunity to purchase Americold stock at a discounted price. In 2023, we began introducing a global rewards and recognition program that is anchored in our organizational values of customer service, integrity, giving back, accountability, and teamwork. This program was initially launched in North America with plans to expand globally in 2024.

Business Conduct and Ethics
We are dedicated to conducting our business consistent with the highest standards of business ethics. Our updated Code of Business Conduct and Ethics sets forth our standards and policies. We have adopted a supplier code of conduct that seeks to ensure that our suppliers operate within our required code of conduct. We provide code of conduct training so that our associates receive regular training and reminders about our standards. We also maintain an anti-discrimination and anti-harassment policy that includes mandatory harassment training for all managers. We do not tolerate any form of racism, sexism or injustice within our facilities or across our organization. If at any time an associate witnesses an action or situation that is contrary to our code of conduct or policies, they are encouraged to report it immediately. We provide an anonymous Ethics Helpline, which our compliance, legal and human resources teams monitor regularly. We take all complaints seriously, and evaluate all claims, conduct internal investigations, and implement appropriate remediation plans if necessary. The Company’s audit committee is routinely briefed on complaints received and has access to reports made through our Ethics Helpline.

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
The Food Safety Modernization Act, or FSMA significantly expanded the FDA’s authority over food safety, providing the FDA with tools to proactively ensure the safety of the entire food system, including hazard analysis and preventive controls requirements, food safety planning, requirements for sanitary transportation of food, and increased inspections and mandatory food recalls under certain circumstances. The most significant rule under the FSMA which impacts our business is the Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food rule. This rule requires a food facility to establish a food safety system that includes an analysis of hazards and the implementation of risk-based preventive controls, among other steps. This is in addition to requirements that we satisfy existing Good Manufacturing Practices with respect to the holding of foods, as set forth in FDA regulations. The USDA also grants to some of our warehouses “ID status,” which entitles us to handle products of the USDA. Any products destined for export must also satisfy the applicable export requirements. As a result of the regulatory framework from the FDA, the USDA and other local regulatory requirements, we subject our warehouses to periodic food safety audits which are for the most part carried out by a recognized global, third-party provider of such audits. In addition to meeting any applicable food safety, food facility registration and record-keeping requirements, our customers often require us to perform food safety audits.
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

ITEM 1A. Risk Factors

Investing in our common stock involves risks and uncertainties. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock and other securities. The risks we face include, but are not limited to, the following:
Risks Related to our Business and Operations
•our investments are concentrated in the temperature-controlled warehouse industry;
•inflation could continue to have a negative impact on our business and results of operation;
•labor shortages, increased turnover and work stoppages may have a material adverse effect on us and may negatively impact our customers’ ability to produce and ship products for storage;
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
•our temperature-controlled warehouse infrastructure may become obsolete or unmarketable;
•we could experience power outages or breakdowns of our refrigeration equipment;
•we hold leasehold interests in 57 of our warehouses, which we may be forced to vacate if we default on our obligations thereunder or are unable to renew such leases upon their expiration;
•charges for impairment of goodwill or other long-lived assets and declining real estate valuations could adversely affect our earnings and financial condition;
•geopolitical conflicts may adversely affect our business and results of operation.
General Risks Related to the Real Estate Industry
•we could incur significant costs and liabilities due to environmental problems, climate change or natural disasters;
•our insurance coverage may be insufficient to cover potential liabilities or losses;
•our properties may contain or develop harmful molds or have other air quality issues;
•illiquidity of real estate developments could impede our ability to respond to adverse changes;
•ongoing litigation risks which could result in material liabilities and harm our business;

•our current and future joint venture investments face risks stemming from our partial ownership interests in such properties.
Risks Related to our Debt Financings
•we have a substantial amount of indebtedness that may limit our financial and operating activities;
•increases in interest rates could increase the amount of our debt service;
•we are dependent on external sources of capital, the continuing availability of which is uncertain;
•adverse changes in our credit ratings could negatively impact our financing activity;
•any indebtedness containing covenants restricting our ability to engage in certain activities.
Risks Related to our Organization and Structure
•our board of directors can take many actions even if our stockholders disagree or if they are otherwise not in the stockholders’ best interest;
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
•complying with REIT requirements may result in tax liabilities and limit our ability to hedge; and
•our Operating Partnership’s failure to qualify as a partnership for U.S. federal income tax purposes could have a material adverse impact on us

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

Our investments are concentrated in the temperature-controlled warehouse industry.

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

Certain of our expenses, including utility costs (power in particular), labor costs, interest expense, property taxes, insurance premiums, equipment repair and replacement, and other operating expenses are subject to inflationary pressures that have and may continue to negatively impact our business and results of operation. While we seek to mitigate the impact of inflation by increased operating efficiencies and price increases to our customers, there can be no assurance that we will be able to offset cost increases in whole or in part, which could adversely impact our profit margins.

Labor shortages, increased turnover and work stoppages may disrupt our operations, increase costs and negatively impact our profitability.

Our ability to successfully implement our business strategy depends upon our ability to attract and retain talented people and effectively manage our human capital. The labor markets in the industries in which we operate are competitive. We have recently experienced increased labor shortages at some of our warehouses and other locations, and while we have historically experienced some level of ordinary course turnover of employees, these trends have increased. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. In addition, we seek to optimize our mix of permanent and temporary associates in our facilities, as temporary associates typically result in higher costs and lower efficiency. Labor shortages and increased turnover rates within our associate ranks have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain associates and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, lack of skilled labor, inability to maintain a stable mix of permanent to temporary associates, increased turnover and labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Furthermore, certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2023, worldwide, we employed 14,706 people, approximately 29% of whom were represented by various local labor unions. Unlike owners of industrial warehouses, we hire our own workforce to handle product in and out of storage for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our workforce becomes unionized, or if we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner, we could be materially and adversely affected.

Finally, our customers’ operations are subject to labor shortages and disruptions that could negatively impact their production capability, resulting in reduced volume of product for storage. In addition, labor shortages and disruptions impacting the transportation industry may hamper the timely movement of goods into and out of our warehouses. These labor shortages and disruptions could in turn have a material adverse effect on us.

Wage increases driven by competitive pressures or applicable legislation on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.

Our hourly associates in the U.S. and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly associates above the applicable minimum wage. If we are unable to continue paying our hourly associates above the applicable minimum wage and otherwise offer attractive employee benefits at a suitable cost, we may be unable to hire and retain qualified personnel. The U.S. federal minimum wage has been $7.25 per hour since July 24, 2009. From time to time, various U.S. federal, state and local legislators have proposed or enacted significant changes to the minimum wage requirements. For example, certain local or regional governments in places such as Chicago, Los Angeles, Seattle, San Francisco, Portland and New York have approved phased-in increases that eventually will take their minimum wage to as high as $16.00 per hour. In addition, specific legislative and regulatory proposals regarding an increase in the federal minimum wage have been discussed recently. If such increases were to occur nationally or in specific markets in which we operate, our operating margins would be negatively affected. Our standard contract forms include rate protection for uncontrollable costs such as labor, or costs associated with regulatory action, however, despite such provisions, we may not be able to fully pass through these increased costs.

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

We have engaged, and expect to continue to engage, in expansion and development activities with respect to certain of our legacy or newly acquired properties. Expansion and development activities subject us to certain risks not present in the acquisition of existing properties (the risks of which are described below), including, without limitation, the following:

•our pipeline of expansion and development opportunities is at various stages of discussion and consideration and many of them may not be pursued or completed;
•the availability and timing of financing on favorable terms;
•the availability and timely receipt of zoning and regulatory approvals;
•the cost and timely completion within budget of construction due to increased land, materials, equipment, labor or other costs (including risks beyond our control, such as weather or labor conditions, or material shortages), which could make completion of a warehouse or the expansion thereof uneconomical, and we may not be able to increase revenues to compensate for the increase in construction costs;

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

On an annualized basis assuming all 2023 acquisitions occurred as of the beginning of the year, 52.2% of rent and storage revenue were generated from fixed commitment storage contracts or leases with customers for the year ended December 31, 2023.

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

The storage and other fees we generate from customers with month-to-month warehouse rate agreements may be adversely affected by declines in market storage and other fee rates more quickly than with respect to our contracts that contain stated terms. There also can be no assurance that we will be able to retain any customers upon the expiration of their contracts (whether month-to-month warehouse rate agreements or contracts) or leases. If we cannot retain our customers, or if our customers that are not party to contracts with fixed storage commitments elect not to store goods in our warehouses, we may be unable to find replacement customers on favorable terms and we may incur significant expenses in obtaining replacement customers and repositioning warehouses to meet their needs. Any of the foregoing could materially and adversely affect us.

A portion of our future growth depends upon our ability to identify and successfully integrate acquisitions.

Our ability to expand through acquisitions requires us to identify and complete acquisitions that are compatible with our growth strategy and to successfully integrate and operate these newly-acquired businesses. Our ability to identify and acquire suitable properties on favorable terms and to successfully integrate is subject to the following risks:

•we face competition from other real estate investors with significant capital, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•we may incur significant costs and divert management’s attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;
•we may be unsuccessful in integrating and operating such properties in accordance with our expectations;
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
•we may, with limited recourse, acquire properties subject to environmental and other historical liabilities.
•market conditions may result in higher than expected vacancy rates and lower than expected storage charges, rent or fee: or
•we may, without any recourse, or with only limited recourse, acquire properties subject to liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties

Our inability to identify and complete suitable property acquisitions on favorable terms or at all, could have a material adverse effect on us. The expected synergies and operating efficiencies of our acquisitions, may not be fully realized, which could result in increased costs and/or lower revenues and have a material adverse effect on us. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention, among other potential consequences. Acquired businesses may also be subject to unknown or contingent liabilities for which we may have no or limited recourse against the sellers. The total amount of costs and expenses that we may incur with respect to liabilities associated with our acquisitions may exceed our expectations, which may materially and adversely affect us.

We may be unable to successfully expand our operations into new markets.

If the opportunity arises, we may acquire or develop properties in new markets, including international markets. In addition the risks generally applicable to our business, the acquisition or development of properties in new markets will subject us to the risks associated with a lack of understanding of the related economy and unfamiliarity with government and permitting procedures. We will also not possess the same level of familiarity with the dynamics and market conditions of any new market that we may enter, which could adversely affect our ability to successfully expand and operate in such market. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding and operating in new, high-growth markets, it could have a material adverse effect on us.

A failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions and the loss of confidential information and may materially adversely affect our business.

We rely extensively on our computer systems to process transactions, operate and manage our business. Despite efforts to avoid or mitigate such risks, external and internal risks, such as malware, ransomware, insecure coding, data leakage and human error pose direct threats to the stability and effectiveness of our information technology systems. The failure of our information technology systems to perform as anticipated, and the failure to integrate disparate systems effectively or to collect data accurately and consolidate it in a useable manner efficiently could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, in each case, which could result in reputational damage and have an ongoing adverse effect on our business, results of operations and financial condition.

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

Our computer network has been subjected to cyber attacks from time to time. We previously suffered a cyber attack in November 2020 and more recently identified a separate cyber incident in April 2023 (the “Cyber incident”). We immediately implemented containment measures and took operations offline to secure our systems and reduce disruption to our business and customers. We have reviewed the nature and scope of the incident, working closely with cybersecurity experts and legal counsel, and have reported the matter to law enforcement.

As a result of the April 2023 Cyber incident, our operations were impacted. In particular, the incident resulted in a significant number of our facilities being unable to receive or deliver products for a period of time. Such operational impacts resulted in considerable delays in the delivery of our products to our customers and interruption to other key business processes for a period of time. We have also received a number of claims from our customers pursuant to the terms of their contracts as a result of this incident, and we have established a reserve for these claims. The expense is reflected in “Acquisition, cyber incident and other, net” on the Consolidated Statement of Operations for the year ended December 31, 2023, and the reserve balance is included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheet as of December 31, 2023.

Our investigation into the April 2023 Cyber incident revealed unauthorized access to personal information. We are currently in the process of completing our notifications to impacted individuals and regulators, in accordance with applicable law. As a result of this unauthorized access, we have received inquiries from several regulators and purported class action lawsuits have been filed against the company. We may also be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.

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

We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. We have begun implementation of “Project Orion”, a new ERP and back-office software system which will replace certain existing business, operational, and financial processes and systems. This ERP implementation project requires investment of capital and human resources, the re-engineering of business processes, and the attention of many associates who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations, manage our supply chain and aggregate financial and operational data. During the transition, we may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect associate morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.

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

Many foreign countries and governmental bodies, including the European Union, where we now conduct business, have laws and regulations concerning the collection and use of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, IP addresses. Recently, there has been heightened interest and enforcement focus on data protection regulations and standards both in the United States and abroad. For example, in 2023, California’s Consumer Personal Information Law and Agency Initiative, which increased data privacy requirements for our business took effect. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union, and other jurisdictions. More generally, we cannot yet fully determine the impact these or future laws, regulations and standards may have on our business. Privacy, data protection and information security laws and regulations are often subject to differing interpretations, may be inconsistent among jurisdictions, and may be alleged to be inconsistent with our current or future practices. Additionally, we may be bound by contractual requirements applicable to our collection, use, processing, and disclosure of various types of data and may be bound by, or voluntarily comply with industry standards relating to these matters. These and other requirements could increase our costs, impair our ability to grow our business, or restrict our ability to store and process data or, in some cases, impact our ability to operate our business in some locations and may subject us to liability. Failure to comply with applicable data protection regulations or standards may expose us to litigation, fines, sanctions or other penalties, which could damage our reputation and adversely impact our business, results of operation and financial condition.

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

Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. For example, approximately 41% of our owned or leased warehouses are located in six states; with approximately 11.2% in Georgia, 7.9% in New Jersey, 6.9% in Pennsylvania, 5.2% in Arkansas, 5.1% in Texas, and 4.9% in California, and approximately 8.0% in Europe (in each case, on a refrigerated cubic-foot basis based on information as of December 31, 2023). We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Such conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. Adverse agricultural events include, but are not limited to, the cost of commodity inputs, drought and disease. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.

We are subject to additional risks with respect to our current and potential international operations and properties.

As of December 31, 2023, we owned or had a leasehold interest in 47 temperature-controlled warehouses outside the United States, and we managed two warehouses outside the United States on behalf of third parties. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets. However, there is no assurance that our existing customer relationships will support our international operations in any meaningful way or at all. Risks relating to our international operations and properties include:
•changing governmental rules and policies, including changes in land use and zoning laws;
•enactment of laws relating to the international ownership and leasing of real property and laws restricting the ability to remove profits earned from activities within a particular country to a person’s or company’s country of origin;
•changes in laws or policies governing foreign trade or investment and use of foreign operations or workers, and any negative sentiments towards multinational companies as a result of any such changes to laws, or policies or due to trends such as political populism and economic nationalism;
•variations in currency exchange rates and the imposition of currency controls;
•adverse market conditions caused by terrorism, civil unrest, natural disasters, infectious disease and changes in political conditions;
•business disruptions arising from public health crises and outbreaks of communicable diseases;
•the willingness of U.S. or international lenders to make mortgage loans in certain countries and changes in the availability, cost and terms of debt resulting from varying governmental economic policies;
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

We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers who may choose to provide temperature-controlled warehousing in-house), some of which own properties similar to ours in similar geographic locations. In recent years, certain of our competitors have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may be pressured to reduce our rent and storage and other fees in order to retain customers. If we lose one or more customers, we cannot assure that we would be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.

Power costs may increase or be subject to volatility, which could result in increased costs that we may be unable to recover.

Power is a major operating cost for temperature-controlled warehouses, and the price of power varies substantially between the markets in which we operate, depending on the power source and supply and demand factors. For the years ended December 31, 2023 and 2022, power costs in our warehouse segment accounted for 8.9% and 9.3% of the segment’s operating expenses, respectively.

We have implemented programs across our warehouses to reduce overall consumption and to reduce consumption at peak demand periods, when power prices are typically highest. However, there can be no assurance that these programs will be effective in reducing our power consumption or cost of power.

We have entered into, or may in the future enter into, fixed price power purchase agreements in certain deregulated markets whereby we contract for the right to purchase an amount of electric capacity at a fixed rate per kilowatt. These contracts generally do not obligate us to purchase any minimum amounts but would require negotiation if our capacity requirements were to materially differ from historical usage or exceed the thresholds agreed upon. For example, exceeding these thresholds could have an adverse impact on our incremental power purchase costs.

If the cost of electric power to operate our warehouses increases dramatically or fluctuates widely and we are unable to pass such costs through to customers, we could be materially and adversely affected.

We depend on certain customers for a substantial amount of our warehouse segment revenues.

During the year ended December 31, 2023 and 2022, our 25 largest customers in our warehouse segment contributed approximately 49% and 47%, respectively, of our pro-forma warehouse segment revenues assuming all acquisitions occurred at the beginning of the year. As of December 31, 2023, we had eight customers that each accounted for at least 2% of our warehouse segment revenues, also on a pro-forma basis. In addition, as of December 31, 2023, 50 of our warehouses were predominantly single-customer warehouses. If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. A decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs, which could have a material adverse effect on us. In addition, any of our significant customers could experience a downturn in their businesses which may weaken their financial condition and liquidity and result in their failure to make timely payments to us or otherwise default under their contracts. Cancellation of, or failure of a significant customer to perform under, a contract could require us to seek replacement customers. However, there can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs.
In addition, some of our warehouses are located in specialized locations and often serve a small number of customers. If customers who utilize this type of warehouse relocate their facilities or otherwise cease to use our warehouses, then we may be unable to find replacement customers on favorable terms or may have to incur significant costs to reposition these warehouses for replacement needs, any of which could have a material adverse effect on us.

Foreign exchange rates and other hedging activity exposes us to risks, including the risk that a counterparty will not perform and that the hedge will not yield the benefits we anticipate.

Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are typically generated in the local currency of each of the countries in which the properties are located. We naturally hedge this exposure by incurring operating costs in the same currency as the revenue generated by the related property. We may attempt to mitigate any such effects by entering into currency exchange rate hedging arrangements and by structuring debt in local currency. These hedging arrangements may bear substantial costs, however, and may not eliminate all related risks. We cannot assure you that our efforts will successfully mitigate our currency risks. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify for the tests that we must satisfy annually in order to qualify as a REIT for US income tax purposes.

As of December 31, 2023, we were a party to a cross currency swap on a certain of our intercompany loan, and to interest rate swaps on our variable rate indebtedness. Hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rates and/or interest rates. Moreover, there can be no assurance that our hedging arrangements will qualify for hedge accounting. If we terminate a hedging agreement, there could be significant costs and cash requirements associated with doing so. Failure to hedge effectively against foreign exchange rates, interest rates and power cost changes could have a material adverse effect on us.

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

The infrastructure at our temperature-controlled warehouses may become obsolete or unmarketable due to the development of, or demand for, more advanced equipment or enhanced technologies, including increased automation of our warehouses. Increased automation may entail significant start-up costs and time and may not perform as expected. In addition, our information technology platform pursuant to which we provide inventory management and other services to our customers may become outdated. When customers demand new equipment or technologies, the cost could be significant and we may not be able to upgrade our warehouses on a cost effective basis in a timely manner. The obsolescence of our infrastructure or our inability to upgrade our warehouses would likely reduce warehouse segment revenues, which could have a material adverse effect on us.

We use in-house trucking services to provide transportation services to our customers, and any increased severity or frequency of accidents or other claims, changes in regulations or disruptions in services could have a material adverse effect on us.

We use in-house transportation services to provide refrigerated transportation services to certain customers. The potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. A material increase in the frequency or severity of accidents or workers’ compensation claims or the unfavorable development of existing claims could materially and adversely affect our results of operations. In the event that accidents occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate. The occurrence of an event not fully insured or indemnified against or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations could result in substantial losses.

In addition, our trucking services are subject to regulation as a motor carrier by the US Department of Transportation, by various state agencies and by similar authorities in our international operations. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations. Some of these possible changes include increasingly stringent fuel emission limits, changes in the regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters including safety requirements.

We participate in multiemployer pension plans administered by labor unions. To the extent we or other employers withdraw from participation in any of these plans, we could face additional liability from our participation therein.

As of December 31, 2023, we participated in a number of multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing a significant number of our associates. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations. We have also participated in additional multiemployer pension plans in the past.

In the event that a withdrawal from any of the multiemployer pension plans in which we participate or have participated occurs or should any of the pension plans in which we participate or have participated fail, the documents governing the applicable plan and applicable law could require us to make an additional contribution to the applicable plan in the amount of the unfunded vested benefits allocable to our participation in the plan, and we would have to reflect that as an expense on our Consolidated Statements of Operations and as a liability on our Consolidated Balance Sheets. Our liability for any multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits as of the year in which the withdrawal or failure occurs, and may vary depending on the funded status of the applicable multiemployer pension plan, whether there is a mass withdrawal of all participating employers and whether any other participating employer in the applicable plan withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan. Multiemployer pension plans that we have previously participated in are also covered by indemnification provisions in our favor. However, there is no guarantee that, to the extent we incurred any such withdrawal liability, we would be successful in obtaining all or any of the indemnification payments therefor.

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

Our warehouses are subject to electrical power outages and breakdowns of our refrigeration equipment. We attempt to limit exposure to such occasions by conducting regular maintenance and upgrades to our refrigeration equipment, and using backup generators and power supplies, generally at a significantly higher operating cost than we would pay for an equivalent amount of power from a local utility. However, we may not be able to limit our exposure entirely even with these protections in place. Power outages that last beyond our backup and alternative power arrangements and refrigeration equipment breakdowns would harm our customers and our business. During prolonged power outages and refrigeration equipment breakdowns, changes in humidity and temperature could spoil or otherwise contaminate the frozen and perishable food and other products stored by our customers. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. Any of the foregoing could have a material adverse effect on us. As of December 31, 2023, we have not had a significant power outage or breakdown of our refrigeration equipment.

We hold leasehold interests in 57 of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.

As of December 31, 2023, we held leasehold interests in 57 of our warehouses. These leases expire (taking into account our extension options) from March 2024 to September 2052, and have a weighted-average remaining term of 29 years. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.

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

Our performance and value are subject to the risk that if our warehouses do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our stockholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:
•downturns in the national, international or local economic climate;
•availability, cost and terms of financing;

•technological changes, such as expansion of e-commerce, reconfiguration of supply chains, automation, robotics or other technologies;
•local or regional oversupply, increased competition or reduction in demand for temperature-controlled warehouses;
•inability to collect storage charges, rent and other fees from customers;
•the ongoing need for, and significant expense of, capital improvements and addressing obsolescence in a timely manner, particularly in older structures;
•availability of labor and transportation to service our sites;
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

We could incur significant costs and liabilities due to environmental problems.

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

Under various federal, state and local laws and regulations, we may, as a current or previous owner, developer or operator of real estate, be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of hazardous or toxic materials, or the arrangement of such disposal or treatment, may cause us to be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. Moreover, there can be no assurance that (i) changes to existing laws and regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Environmental laws and regulations also require that owners or operators of buildings containing asbestos properly manage asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is damaged, is decayed, poses a health risk or is disturbed during building renovation or demolition. Some of our properties may contain asbestos or asbestos-containing building materials. Most of our warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection Agency, or the EPA and similar international agencies. Releases of ammonia occur at our warehouses from time to time, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of associates or third parties, and terrorist acts could result in a significant release of ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. Although our warehouses have risk management programs required by the Occupational Safety and Health Act of 1970, as amended, or OSHA, the EPA and other regulatory agencies in place, we could incur significant liability in the event of an unanticipated release of ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such ammonia releases in a timely fashion. Environmental laws and regulations subject us and our customers to liability in connection with the storage, handling and use of ammonia and other hazardous substances utilized in our operations. Our warehouses also may have under-floor heating systems, some of which utilize ethylene glycol, petroleum compounds, or other hazardous substances; releases from these systems could potentially contaminate soil and groundwater. In addition, some of our properties have been operated for decades and have known or potential environmental impacts. Other than in connection with financings, we have not historically performed regular environmental assessments on our properties, and we may not do so in the future. Many of our properties contain, or may in the past have contained, features that pose environmental risks including underground tanks for the storage of petroleum products and other hazardous substances, floor drains and wastewater collection and discharge systems, hazardous materials storage areas and septic systems and under-floor heating systems, some of which utilize ethylene glycol, petroleum compounds, or other hazardous substances. All of these features create a potential for the release of petroleum products or other hazardous substances. Some of our properties are adjacent to or near properties that have known environmental impacts or have in the past stored or handled petroleum products or other hazardous substances that could have resulted in environmental impacts to soils or groundwater that could affect our properties. In addition, former owners, our customers, or third parties outside our control (such as independent transporters) have engaged, or may in the future engage, in activities that have released or may release petroleum products or other hazardous substances on our properties. Any of these activities or circumstances could materially and adversely affect us.

Nearly all of our properties have been the subject of environmental assessments conducted by environmental consultants at some point in the past. Most of these assessments have not included soil sampling or subsurface investigations. Some of our older properties have not had asbestos surveys. In many instances, we have not conducted further investigations of environmental conditions disclosed in these environmental assessments nor can we be assured that these environmental assessments have identified all potential environmental liabilities associated with our properties. While some of these assessments have led to further investigation and sampling, none of our environmental assessments of our properties have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations taken as a whole. However, we cannot give any assurance that such conditions do not exist or may not arise in the future. Material environmental conditions, liabilities or compliance concerns may have arisen or may arise after the date of the environmental assessments on our properties.

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

We maintain a portfolio environmental insurance policy that provides coverage for sudden and accidental environmental liabilities, subject to the policy’s coverage conditions, deductibles and limits, for most of our properties. There is no assurance that future environmental claims will be covered under these policies or that, if covered, the loss will not exceed policy limits. From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties. A failure to accurately estimate any of these costs or the uninsured environmental liabilities, could materially and adversely affect us.

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

Real estate investments are relatively illiquid, and given that our properties are highly specialized temperature-controlled warehouses, our properties may be more illiquid than other real estate investments. As a result, we may be unable to sell properties in our portfolio on attractive terms in response to adverse changes in the performance of our properties or in our business generally. Such sales might also require us to expend funds to mitigate or correct defects to the property or make changes or improvements to the property prior to its sale.

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

We are currently invested in two joint ventures and may invest in additional joint ventures in the future and face risks stemming from our partial ownership interests in such properties which could materially and adversely affect the value of any such joint venture investments.

Our current and future joint-venture investments involve risks not present in investments in which a third party is not involved, including the possibility that:
•we and a co-venturer or partner may reach an impasse on a major decision that requires the approval of both parties;

•we may not have exclusive control over the development, financing, management and other aspects of the property or joint venture, which may prevent us from taking actions that are in our best interest;
•a co-venturer or partner may at any time have economic or business interests or goals that are or may become inconsistent with ours;
•a co-venturer or partner may encounter liquidity or insolvency issues or may become bankrupt;
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
•our joint venture agreements may contain restrictions and/or affirmative covenants regarding the transfer of our or our co-venturer or partner’s interests;
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

As of December 31, 2023, we had approximately $1.2 billion of variable-rate indebtedness outstanding under our Senior Unsecured Credit Facility, and we have entered into interest rate swaps to convert $833.8 million of this indebtedness to fixed-rate. Additionally, we had approximately $1.8 billion of fixed-rate indebtedness outstanding under our Debt Private Placement offerings. Additional information regarding our indebtedness may be found in our consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.

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

As of December 31, 2023, we had approximately $1.2 billion of variable-rate indebtedness outstanding under our Senior Unsecured Credit Facility, and we have entered into interest rate swaps to convert $833.8 million of this indebtedness to fixed-rate. Interest rates may increase in 2024. Increases in interest rates on our variable-rate indebtedness would raise our interest costs, reduce our cash flows and funds from operations, reduce our access to capital markets and reduce our ability to make distributions to our stockholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments. Interest rate increases may also increase the risk that the counterparties to our swap contracts will default on their obligations, which could further increase our exposure to interest rate increases. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more to service our debt than if we had not entered into the interest rate swaps.

We are dependent on external sources of capital, the continuing availability of which is uncertain.

In order to qualify as a REIT, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding capital gains). In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund all of our future capital needs. Consequently, we intend to rely on third-party sources of capital to fund a substantial amount of our future capital needs. We may not be able to obtain additional financing on favorable terms or at all when needed. Any additional debt we incur will increase our leverage, expose us to the risk of default and impose operating and financial restrictions on us. In addition, any equity financing could be materially dilutive to the equity interests held by our stockholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s perception of our growth potential, our leverage, our credit ratings, our current and anticipated results of operations, liquidity, financial condition and cash distributions to stockholders and the market price of our common shares. If we cannot obtain sufficient capital on favorable terms when needed, we may not be able to execute our business and growth strategies, satisfy our debt service obligations, make the cash distributions to our stockholders necessary for us to qualify as a REIT (which would expose us to significant penalties and corporate level taxation), or fund our other business needs, which could have a material adverse effect on us.

Our existing indebtedness contains, and any future indebtedness is likely to contain, covenants that restrict our ability to engage in certain activities.

Our outstanding indebtedness requires, and our future indebtedness is likely to require, us to comply with a number of financial covenants and operational covenants. These covenants may limit our ability to engage in certain transactions that may be in our best interests and make distributions to our stockholders (other than minimum distributions required to maintain our status as a REIT). Our failure to meet the covenants could result in an event of default under the applicable indebtedness, which could result in the acceleration of the applicable indebtedness and other indebtedness with a cross-default provision as well as foreclosure, in the case of secured indebtedness, upon any of our assets that secure such indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, we would be materially and adversely affected.

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

Upon our liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Additional offerings of common stock would dilute the holdings of our existing stockholders, reducing their proportionate ownership and voting power and potentially reducing the market price of our common stock. Additionally, any preferred shares or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to holders of our common stock. Because our decision to incur debt or issue equity or equity-related securities in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising. Thus, our stockholders bear the risk that our future capital raising will materially and adversely affect the market price of our common stock and dilute the value of their holdings in us.

Common stock eligible for future sale may have adverse effects on the market price of our common stock.

The market price of our common stock could decline as a result of sales or resales of a large number of shares of our common stock in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common stock in the future at a desired time and at an attractive price. On March 17, 2023, the Company filed a registration statement on Form S-3ASR which registered an indeterminate amount of common stock, preferred stock, depositary shares and warrants, as well as debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing.

As of December 31, 2023, 283,699,120 shares of common stock are issued and outstanding, and no Series A preferred shares, Series B preferred shares or Series C preferred shares are issued and outstanding.

In addition, we have filed with the SEC a registration statement on Form S-8 covering common stock issuable pursuant to options, restricted stock units, performance units, operating partnership profits units and other stock-

based awards issued under our outstanding equity incentive plans and a registration statement on Form S-8 covering shares issuable under our 2020 Employee Stock Purchase Plan.

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

We have established taxable REIT subsidiaries, or TRSs, and may establish others in the future. Despite our qualification as a REIT, our TRSs must pay income tax on their taxable income. Specifically, each domestic TRS is subject to U.S. federal income tax as a regular C corporation, including any applicable corporate alternative minimum tax. In addition, we must comply with various tests to continue to qualify as a REIT for U.S. federal income tax purposes, and our income from, and investments in, our TRSs generally do not constitute permissible income and investments for certain of these tests. No more than 20% of the value of a REIT’s assets may consist of securities of one or more TRSs. Because TRS securities do not qualify for purposes of the 75% asset test described herein, and because we own other assets that do not, or may not, qualify for the 75% asset test, the 75% asset test may effectively limit the value of our TRS securities to less than 20% of our total assets. Our dealings with our TRSs may materially and adversely affect our REIT qualification. Furthermore, we may be subject to a 100% penalty tax, or our TRSs may be denied deductions, to the extent our dealings with our TRSs are determined not to be arm’s length in nature or are otherwise not permitted under the Code.

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

As a REIT, at the end of each quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments”. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of the quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering material adverse tax consequences. The need to comply with the 75% asset test and 20% TRS securities test on an ongoing basis potentially could require us in the future to limit the future acquisition of, or to dispose of, nonqualifying assets, limit the future expansion of our TRSs’ assets and operations or dispose of or curtail TRS assets and operations, which could adversely affect our business and could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. For taxable years through 2025, TCJA temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account TCJA’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). Stockholders are urged to consult their tax advisors as to their ability to claim this deduction. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cyber Security Disclosure

Risk Management and Strategy

The Company maintains a robust enterprise-wide information security program aimed at assessing, identifying, and effectively managing cybersecurity risks, threats, and incidents. The Company has integrated cybersecurity risk management into its broader risk management framework to promote cybersecurity risk management company-wide.

Third-Party Engagement

The Company engages a range of third-party advisory service providers, including cybersecurity assessors, consultants, and auditors, to conduct recurrent evaluations of its cybersecurity controls. These reviews are a critical component of the ongoing risk assessment process within the cybersecurity function and include periodic evaluations of internal controls aimed at mitigating cybersecurity threats. These assessments often include penetration tests, evaluations of the Company's cyber program maturity, and assessments of progress toward future-state cyber initiatives, among other considerations. The results of these reviews are reviewed with management and the Company’s Board of Directors (the “Board”).

Oversee Third-party Risk

The Company implements processes to oversee and manage the risks inherent with third-party service providers, including conducting thorough security assessments prior to engagement. This is designed to mitigate risks related to data breaches or other security incidents originating from third party providers.

Incident Response

The Company has implemented internal incident response procedures to address potential cyber incidents. These procedures are designed to analyze, contain, and remediate any cyber incidents that may circumvent existing safeguards. The incident response procedures encompass a systematic approach to evaluate the materiality of incidents, execute appropriate containment and remediation measures, and evaluate internal (including the Board) and external communication and disclosure protocols. The Company also maintains data backup procedures in the event of a cybersecurity incident and for a business continuity plan in the event of business interruption. Examples of our backup procedures include regularly scheduled backups for various systems, critical system log files, and applications backup.

Governance & Board Oversight

The cybersecurity program is led by the Company’s Chief Information Security Officer (“CISO”). The CISO plays a pivotal role in informing the audit committee and the Board on cybersecurity risks.

The audit committee is primarily responsible for the Board’s cybersecurity risk oversight. Management, including the CISO, provide comprehensive briefings to the audit committee on cybersecurity risks on a regular basis, and the audit committee reports to the Board at least quarterly. These briefings encompass a range of topics, including the current cybersecurity landscape and emerging threats, status of ongoing cybersecurity initiatives and strategies, incident reports, and compliance with regulatory requirements and industry standards. Additionally, the full Board is regularly briefed on updates related Global Information Security Program and the Company’s Information Security Roadmap. The Board also oversees the prompt assessment of material cyber events including countermeasures and mitigation actions.

In addition to scheduled meetings, the audit committee and CISO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain.

Management’s Role Managing Risk

The CISO possesses more than 10 years of relevant expertise in cybersecurity; and holds a Certified Information Systems Security Professional (“CISSP”) certification. Other members of the Company’s information security team also hold certifications such as CISSP, Certified Information Security Manager (“CISM”), Certified Ethical Hacker (“CEH”), and Certified Information Systems Auditor (“CISA”).

The Company’s Chief Information Officer (“CIO”) and CISO work closely with other management positions, including the Chief Financial Officer, Chief Legal Officer, Head of Internal Audit, and Internal Communications, to evaluate cybersecurity risks in alignment with our business objectives and operational needs.

The Americold Global Information Security Program is structured to address cyber-related risks in alignment with the guidelines delineated in the National Institute of Standards and Technology (“NIST”) security framework. The program also leverages various automated tools, manual processes, and routine periodic third-party assessments to ensure the efficacy of our security measures.

Furthermore, the program includes a formal information security training program that includes comprehensive security awareness initiatives and training modules, addressing critical areas such as phishing attacks and best practices for email security.

Impact of Cybersecurity Threats

As previously disclosed, we have experienced significant cyber incidents in the past, including in April 2023, that have impacted our operations and financial results. The related expense is reflected in “Acquisition, cyber incident, and other, net” on the Consolidated Statement of Operations for the year ended December 31, 2023, and the reserve balance is included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2023. For additional information regarding such risks and the affects thereof on our business strategy, operations and financial condition, see Part I, Item 1A, Risk Factors – “A failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions and the loss of confidential information and may materially adversely affect our business.”

ITEM 2. Properties

General
In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (“Financial Statement Schedule”) under Part IV, Item 15(b) and which is included in Part II, Item 8.
Our Warehouse Portfolio
As of December 31, 2023, we operated a global network of 245 warehouses that contained approximately 1.5 billion cubic feet and over 5 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2023.

Country / Region	# of warehouses	Cubic feet (in millions)	% of total cubic feet	Pallet positions (in thousands)	Average economic occupancy (1)	Average physical occupancy (1)	Revenues (2) (in millions)	Segment contribution (NOI) (2)(3) (in millions)	Total customers (4)
Warehouse Segment Portfolio (5)
United States
East	53	376.8	25%	1,176	85%	72%	$635.6	$195.3	1,105
Southeast	49	317.4	21%	980	83%	75%	458.0	103.9	697
Central	41	268.2	18%	1,085	84%	77%	439.3	155.6	731
West	45	273.7	18%	1,158	80%	74%	401.5	140.6	624
Canada	5	32.6	2%	121	92%	89%	45.5	16.5	85
North America Total	193	1,268.7	86%	4,520	83%	75%	$1,979.9	$611.9	2,373
Netherlands	7	36.7	2%	112	82%	82%	51.2	10.2	33
United Kingdom	6	40.1	3%	244	89%	84%	53.8	22.6	187
Spain	4	15.2	1%	77	61%	61%	21.5	5.3	275
Portugal	4	11.5	1%	58	64%	64%	11.6	2.7	175
Ireland	3	9.5	1%	59	79%	70%	20.4	4.9	144
Austria	1	4.2	—%	44	75%	75%	23.2	6.9	141
Poland	2	3.5	—%	14	95%	95%	6.3	1.4	62
Europe Total	27	120.7	8%	608	80%	77%	$188.0	$54.0	1,235
Australia	11	60.0	4%	206	92%	84%	171.6	39.0	128
New Zealand	7	20.4	1%	86	97%	88%	38.9	13.9	62
Asia-Pacific Total	18	80.4	5%	292	94%	85%	$210.5	$52.9	186
Argentina	2	9.7	1%	23	81%	81%	12.7	3.8	51
South America Total	2	9.7	1%	23	81%	81%	$12.7	$3.8	51
Warehouse Segment Total / Average	240	1,479.5	100%	5,443	83%	76%	$2,391.1	$722.6	3,826
Third-Party Managed Portfolio
United States	3	14.9	74%	—	—	—	$16.1	$0.6	3
Canada	1	5.3	26%	—	—	—	3.7	0.8	1
North America Total / Average	4	20.2	100%	—	—	—	$19.8	$1.4	4
Asia-Pacific	1	—	—%	—	—	—	22.8	4.5	1
Third-Party Managed Total / Average	5	20.2	100%	—	—	—	$42.6	$5.9	5
Portfolio Total / Average	245	1,499.7	100%	5,443	83%	76%	$2,433.7	$728.5	3,826

(1)We define average economic occupancy as the aggregate number of physically occupied pallets and any additional pallets otherwise contractually committed for a given period, without duplication. We estimate the number of contractually committed pallet positions by taking into account actual pallet commitments specified in each customer’s contract, and subtracting the physical pallet positions.
We define average physical occupancy as the average number of occupied pallets divided by the estimated number of average physical pallet positions in our warehouses for the year ended December 31, 2023. We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse by warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.
(2)Year ended December 31, 2023.
(3)We use the term “segment contribution NOI” to mean a segment’s revenues less its cost of operations (excluding any depreciation and amortization, impairment charges and corporate-level selling, general and administrative expenses). The applicable segment contribution NOI from our owned and leased warehouses and our third-party managed warehouses is included in our warehouse segment contribution NOI and third-party managed segment contribution NOI, respectively.
(4)We serve some of our customers in multiple geographic regions and in multiple facilities within geographic regions. As a result, the total number of customers that we serve is less than the total number of customers reflected in the table above that we serve in each geographic region.
(5)As of December 31, 2023, we owned 157 of our North American warehouses and 40 of our international warehouses, and we leased 36 of our North American warehouses and seven of our international warehouses. As of December 31, 2023, fourteen of our owned facilities were located on land that we lease pursuant to long-term ground leases.
We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:

•Distribution. As of December 31, 2023, we owned or leased 94 distribution centers with approximately 687.0 million cubic feet of temperature-controlled capacity and 2.2 million pallet positions. Distribution centers typically house a wide variety of customers’ finished products until future shipment to end users. Each distribution center is located in a key distribution hub that services a distinct surrounding population center in a major market.
•Public. As of December 31, 2023, we owned or leased 84 public warehouses with approximately 420.9 million cubic feet of temperature-controlled capacity and 1.7 million pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers.
•Production Advantaged. As of December 31, 2023, we owned or leased 58 production advantaged warehouses with approximately 349.5 million cubic feet of temperature-controlled capacity and 1.5 million pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.
•Facility Leased. As of December 31, 2023, we had 4 facility leased warehouses with approximately 22.1 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.
•Third-Party Managed. As of December 31, 2023, we managed 5 warehouses on behalf of third parties with approximately 20.2 million cubic feet of temperature-controlled capacity. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

ITEM 3. Legal Proceedings

From time to time, we may be party to a variety of legal proceedings arising in the ordinary course of our business. We are not a party to, nor is any of our property a subject of, any material litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material impact on our business, financial condition, liquidity, results of operations and prospects. Refer to Note 17-Commitments and Contingencies of the Consolidated Financial Statements for additional information.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Americold Realty Trust, Inc.’s common stock is listed on the NYSE under the trading symbol “COLD”. Our common stock has been publicly traded since January 19, 2018. On February 23, 2024, we had approximately 283,784,221 shares of common stock outstanding. The number of holders of record of our common stock on February 23, 2024 was 14. This figure does not represent the actual number of beneficial owners of our common stock because our common stock is frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares. Our future common stock dividends, if and as declared, may vary and will be determined by our board of directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements.
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
Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust, Inc. common stock during the period from December 31, 2018 through December 31, 2023, with the cumulative total returns on the MSCI US REIT Index (“RMZ”) and the S&P 500 Market Index. The comparison assumes that $100 was invested on December 31, 2018 in Americold Realty Trust, Inc. common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, Inc., S&P 500, and RMZ Index
Assumes $100 invested on December 31, 2018
Assumes dividends reinvested
To fiscal year ended December 31, 2023

220
200
180
160
140
120
100
80
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
RMZ
S&P 500
COLD

Pricing Date	COLD ($)	S&P 500($)	RMZ($)
12/31/2018	100.00	100.00	100.00
12/31/2019	147.61	131.09	123.92
12/31/2020	168.39	153.68	112.02
12/31/2021	161.43	199.86	161.31
12/31/2022	148.60	160.92	117.22
12/31/2023	168.45	203.05	127.73
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
•The hypothetical investment in Americold Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2018.

Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.
Securities Authorized For Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our common stock is authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Other Stockholder Matters

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K. Refer to our Annual Report on Form 10-K as filed on February 27, 2023, for a discussion of the comparative results of operations for the years ended December 31, 2022 and 2021.
Management’s Overview
We are a global leader in temperature-controlled storage, logistics, real estate and value added services, and are focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. Our self-administered and self-managed REIT operates 245 temperature-controlled warehouses globally, encompassing approximately 1.5 billion cubic feet, with 197 warehouses in North America, 27 in Europe, 19 warehouses in Asia-Pacific, and two warehouses in South America as of December 31, 2023
Our business includes three primary business segments: warehouse, transportation and third-party managed, and we have minority interests in two joint ventures, SuperFrio (operates 35 temperature-controlled warehouses in Brazil), and RSA JV (operates 2 temperature-controlled warehouses in Dubai).
Focus on Our Operational Effectiveness and Cost Structure
Our ongoing initiatives, some of which are detailed below, focus on streamlining business operations and reducing costs. This includes i) centralizing processes; ii) implementing operational standards; iii) adopting new technology; iv) enhancing health and safety programs; v) leveraging our purchasing power; and vi) fully integrating acquired assets and businesses. Such realignments have allowed us to acquire new talent and strengthen our service offerings.
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
Strategic Shifts in our Transportation and Third Party Managed Segments
We have undertaken a strategic shift in our transportation segment, moving away from less profitable and scalable services toward value-added programs such as regional, national, truckload and retailer-specific multi-vendor consolidation services. These programs aim to enhance efficiency, reduce costs, boost client retention, and maintain high occupancy levels in our temperature-controlled warehouses. Our transportation service offerings have also expanded in recent years through acquisitions, including a dedicated fleet service offering.
In the fourth quarter of 2022, we strategically transitioned the management of our largest third-party managed customer’s warehouses to a new third-party provider. As part of this transition, we have agreed to continue to processing certain costs for employee benefit programs for this customer. The impact of this transition is further detailed below in the historically significant customer section herein.

Project Orion
In February 2023, we announced our transformation program, “Project Orion,” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. Since going public in 2018, we have acquired over 100 facilities, or approximately 40% of our total warehouse facility network. Project Orion will enable us to better integrate many of these recent acquisitions and position us well for the integration of future acquisitions. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation plant maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years. Since inception, the Company has incurred $61.8 million of implementation costs related to Project Orion of which $43.9 million has been deferred within “Other Assets” on the Consolidated Balance sheet and $13.9 million and $3.9 million were recognized within Acquisition, cyber incident, and other, net for the years ended December 31, 2023 and 2022 respectively.
For further information regarding Project Orion, refer to Item 1 - Business included herein on Form 10-K.
Other cost reduction initiatives
To reduce facility costs we have invested in energy efficiency projects, including LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives, third party efficiency reviews, real-time energy consumption monitoring, rapid open and close doors, and alternative-power generation technologies. We have also fine tuned our refrigeration systems, implemented energy management practices, and increased our participation in power demand response programs with some of our power suppliers. These initiatives have allowed us to reduce our energy consumption and spend.
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
The Company is continuing to invest in information technology with the intent of strengthening its information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of the recommended remediation activities. For example, the Company reset all credentials across the enterprise and strengthened security tooling across its servers and workstations. The Company has also reinforced its strategy to further strengthen the resiliency of its information security infrastructure, which is intended to accelerate the detection, response, and recovery from security and technical incidents. The Company is also engaged with cyber security experts to manage the remediation. Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber incident were $28.9 million during the year ended December 31, 2023, and have been recorded within “Acquisition, cyber incident, and other, net” in the Consolidated Financial Statements. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
The Company estimates the impact to lost revenue and net operating income in the warehouse segment as a result of this incident during the year ended December 31, 2023 was approximately $15.0 million and $9.0 million, respectively. The Company maintains insurance coverage for cyber security incidents and business interruption and is seeking reimbursement of costs and the impact from business interruption associated with the Cyber incident in accordance with the terms of its policies. Disputes over the extent of insurance coverage for claims are not uncommon, and there will be a time lag between the initial occurrence of costs and the receipt of any insurance proceeds.
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

Foreign Currency	Spot Foreign exchange rates	Average foreign exchange rates for the year ended	Spot Foreign exchange rates	Average foreign exchange rates for the year ended
	December 31, 2023		December 31, 2022
Argentinian peso	0.001	0.004	0.006	0.008
Australian dollar	0.681	0.665	0.681	0.695
Brazilian real	0.206	0.200	0.189	0.194
British pound	1.273	1.244	1.208	1.238
Canadian dollar	0.755	0.741	0.738	0.769
Chilean peso	0.001	0.001	0.001	0.001
Euro	1.104	1.081	1.071	1.054
New Zealand dollar	0.632	0.614	0.635	0.636
Polish zloty	0.254	0.238	0.229	0.225
(1)Represents the relevant average foreign exchange rates in effect in the comparable prior period applied to the activity for the current period. The average foreign currency exchange rates we apply to our operating results are derived from third party reporting sources for the periods indicated.
Historically Significant Customer
For the years ended December 31, 2022, and 2021 one customer accounted for more than 10% of our total revenues, with revenues received of $264.2 million and $285.6 million respectively. The Company and this customer transitioned the management of this customer’s warehouses to a new third-party provider during the fourth quarter of 2022, and we are no longer serving this customer in the third-party managed segment. Of the revenues received from this customer $255.2 million and $273.1 million represented reimbursements for certain expenses we incurred during the years ended December 31, 2022 and 2021, respectively, that were offset by matching expenses included in our third-party managed cost of operations.
How We Assess the Performance of Our Business
Segment Contribution Net Operating Income NOI
We evaluate the performance of our primary business segments based on their NOI contribution to our overall results of operations which aligns with how our decision makers evaluate performance.
•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations (excluding any Depreciation and amortization, Impairment of indefinite and long-lived assets, corporate-level Selling, general, and administrative and corporate-level Acquisition, cyber incident, and other, net).
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.

•Warehouse services operations NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as transportation segment revenues less its cost of operations.
•Third-party managed segment contribution NOI is calculated as third-party managed segment revenues less its cost of operations.
•Contribution NOI margin for each of these operations is calculated as the applicable contribution NOI measure divided by the applicable revenue measure.
Segment NOI and NOI margin contribution metrics help investors understand revenue, costs, and earnings among service types. These NOI contribution measures are supplemental and are not measurements of financial performance under U.S. GAAP. We provide reconciliations of these measures in the results of operations sections below.
Same Store Analysis
    We believe that same store metrics are key performance indicators commonly used in the real estate industry. Evaluating the performance of our real estate portfolio on a same store basis allows investors to evaluate performance in a way that is consistent period to period. We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease, after development or significant modification (e.g., expansion or rehabilitation subsequent to a natural disaster). Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2022) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entered development subsequent to the beginning of the current calendar year.
Beginning January of 2024, changes in ownership structure (e.g., purchase of a previously leased warehouse) will no longer result in a facility being excluded from the same store population, as management believes that actively managing its real estate is normal course of operations. Additionally, management will begin to classify new developments (both conventional and automated facilities) as a component of the same store pool once the facility is considered fully operational and both inbounding and outbounding product for at least twelve consecutive months prior to January 1 of the current calendar year. These changes reflect a better alignment of our disclosures with industry practices.
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
The following table shows the number of same-store and non-same store warehouses in our portfolio as of December 31, 2023. The non-same store warehouse count in the table below includes the partial period impact of sites exited during the periods presented.

Warehouse site count	As of December 31, 2023
Total Warehouses	245
Same Store Warehouses	219
Non-Same Store Warehouses (1)	21
Third-Party Managed Warehouses	5
    (1) The non-same store facility count of 21 consists of: three sites acquired through acquisition, 12 sites in the expansion and development phase, three leased sites that we purchased, one temporarily leased facility in Australia, one leased facility we ceased operating during fourth quarter of 2022 in anticipation of the upcoming lease maturity, and one leased site we exited in preparation to lease to a third party.
Same store financial metrics are not a measurement of financial performance under U.S. GAAP. In addition, other companies providing temperature-controlled warehouse storage and handling and other warehouse services may not define same store or calculate same store financial metrics in a manner consistent with our definitions and calculations. Same store financial measures should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures in the discussions of our comparative results of operations below.
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
Components of Our Results of Operations
Warehouse
Rent, storage, and warehouse services. Our primary source of revenues are rent, storage, and warehouse services fees. Rent and storage revenues are related to the storage of frozen, perishable or other products in our warehouses. We also offer a wide array of value added services including: i) receipt, labeling and storage of goods, ii) customized order retrieval and packaging, iii) blast freezing and ripening, iv) government approved periodic inspections, fumigation, and other treatment services, and v) e-commerce fulfillment.
Rent, storage, and warehouse services cost of operations consist of labor, power, other facilities costs, and other service costs.

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
Other facilities costs include utilities other than power, property taxes and insurance, sanitation, repairs and maintenance, operating lease rent charges, security, and other related facilities costs.
Other services costs include equipment costs, warehouse consumables (e.g. shrink-wrap), employee protective equipment, warehouse administration and other related services costs.
Transportation
Transportation services revenue is derived from fees charged for transportation of our customers products, often including fuel and capacity surcharges.
Transportation services cost of operations are primarily affected by third-party carrier costs, which are influenced by carrier factors like driver and equipment availability. In select markets, we use our drivers and assets, incurring costs like wages, fuel, tolls, insurance, and maintenance to operate these assets.
Third-Party Managed
Third-party managed services. Reimbursements that we receive for expenses incurred for warehouses that we manage on behalf of third party owners are recognized as third-party managed services revenues. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs.
Third-party managed services cost of operations, which are recognized on a pass through basis, primarily consist of labor charges similar to those described above as a component of warehouse costs of operations.
Consolidated Operating Expenses
Depreciation and amortization charges relate to the depreciation of buildings and equipment related improvements, leasehold improvements, material handling equipment, furniture, fixtures, and our computer equipment. Amortization relates primarily to intangible assets for customer relationships.
Selling, general, and administrative expenses consist primarily of non-warehouse related labor, administrative, business development, marketing, engineering, human resources, information technology, performance and time based incentive compensation, communications, travel, professional fees, bad debt, training, and office supplies.
Acquisition, cyber incident, and other, net consists of non-recurring or non-routine costs including acquisition related costs, costs related to Project Orion, litigation and settlement costs outside of the normal course of business, severance, terminated site operations costs, and Cyber incident related costs, net of insurance recoveries all of which are not representative of our normal course of operations.

Impairment of indefinite and long-lived assets represents the impairment of goodwill and other long lived assets whose values are considered unrecoverable.
(Gain) loss on sale of real estate represents gains or losses recognized from the sale of Company owned real estate.
Interest expense is associated with interest charged on unsecured revolving credit facilities, term loans, and notes.
Loss on debt extinguishment, modifications and termination of derivative instruments is representative of charges associated with prior debt extinguishments and modifications as well as the termination of derivative instruments.
Loss from investments in partially owned entities represents the Company’s share of earnings and/or losses related to its equity method investments in various joint ventures.
Impairment of related party loan receivable represents impairment charges associated with the loan issued to the Comfrio joint venture which is further described in Note 3-Business Combinations and Asset Acquisitions of the consolidated financial statements.
Loss on put option represents the fair value of put option associated with the Comfrio joint venture further described in Note 3-Business Combinations and Asset Acquisitions of the consolidated financial statements.
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on disposal of non-real estate assets, and other miscellaneous transactions.
Presentation
A detailed discussion of the 2023 year-over-year changes can be found below and a detailed discussion of the 2022 year-over-year changes can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on Form 10-K filed with the SEC on February 27, 2023.

Results of Operations
Comparison of Results for the Years Ended December 31, 2023 and 2022
Warehouse Segment
The following table presents the operating results of our warehouse segment for the years ended December 31, 2023 and 2022.

	Year ended December 31,			Change
	2023 actual	2023 constant currency(1)	2022 actual	Actual	Constant currency
	(Dollars in thousands)
Rent and storage	$1,101,741	$1,113,052	$999,388	10.2%	11.4%
Warehouse services	1,289,348	1,299,295	1,303,583	(1.1)%	(0.3)%
Total warehouse segment revenue	2,391,089	2,412,347	2,302,971	3.8%	4.7%

Power	147,750	149,572	155,661	(5.1)%	(3.9)%
Other facilities costs (2)	247,743	250,302	231,944	6.8%	7.9%
Labor	1,023,806	1,033,200	1,006,862	1.7%	2.6%
Other services costs (3)	249,187	250,694	272,272	(8.5)%	(7.9)%
Total warehouse segment cost of operations	$1,668,486	$1,683,768	$1,666,739	0.1%	1.0%

Warehouse segment contribution (NOI)	$722,603	$728,579	$636,232	13.6%	14.5%
Warehouse rent and storage contribution (NOI)	$706,248	$713,178	$611,783	15.4%	16.6%
Warehouse services contribution (NOI)	$16,355	$15,401	$24,449	(33.1)%	(37.0)%

Total warehouse segment margin	30.2%	30.2%	27.6%	259 bps	258 bps
Rent and storage margin	64.1%	64.1%	61.2%	289 bps	286 bps
Warehouse services margin	1.3%	1.2%	1.9%	-61 bps	-69 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $37.5 million and $42.0 million for the year ended December 31, 2023 and 2022, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $14.3 million and $12.9 million for the year ended December 31, 2023 and 2022, respectively.

On a constant currency basis, our warehouse segment revenues increased $109.4 million, or 4.7%, during the year ended December 31, 2023, compared to the same period in the prior year. This growth was driven by $94.2 million of growth in our same store pool on a constant currency basis, and $15.2 million of growth in our non- same store pool, further discussed below.
On a constant currency basis, our warehouse segment cost of operations increased $17.0 million, or 1.0%, during the year ended December 31, 2023, compared to the prior year. The cost of operations for our same store pool increased $13.4 million and for our non-same store pool by $3.7 million, both on a constant currency basis, for reasons further described below.
On a constant currency basis, warehouse segment NOI contribution increased $92.3 million, or 14.5% during the year ended December 31, 2023, as compared to the same period of the prior year. The NOI for our same store pool increased $80.9 million, or 12.8%, on a constant currency basis, for reasons further described below.

Same Store and Non-Same Store Analysis
The following table presents revenues, cost of operations, contribution NOI and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the years ended December 31, 2023 and 2022.

	Year ended December 31,			Change
	2023 actual	2023 constant currency(1)	2022 actual	Actual	Constant currency
Number of same store sites	219		219	n/a	n/a
Same store revenue:	(Dollars in thousands)
Rent and storage	$1,024,515	$1,035,596	$944,102	8.5%	9.7%
Warehouse services	1,233,344	1,243,103	1,240,378	(0.6)%	0.2%
Total same store revenue	2,257,859	2,278,699	2,184,480	3.4%	4.3%
Same store cost of operations:
Power	132,889	134,790	141,559	(6.1)%	(4.8)%
Other facilities costs	226,709	229,185	209,515	8.2%	9.4%
Labor	960,260	969,187	945,201	1.6%	2.5%
Other services costs	229,480	230,956	254,491	(9.8)%	(9.2)%
Total same store cost of operations	$1,549,338	$1,564,118	$1,550,766	(0.1)%	0.9%

Same store contribution (NOI)	$708,521	$714,581	$633,714	11.8%	12.8%
Same store rent and storage contribution (NOI)	$664,917	$671,621	$593,028	12.1%	13.3%
Same store services contribution (NOI)	$43,604	$42,960	$40,686	7.2%	5.6%

Total same store margin	31.4%	31.4%	29.0%	237 bps	235 bps
Same store rent and storage margin	64.9%	64.9%	62.8%	209 bps	204 bps
Same store services margin	3.5%	3.5%	3.3%	26 bps	18 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, same store revenues increased by $94.2 million primarily due to our pricing initiatives, rate escalations, an average increase in economic occupancy of 433 basis points, partially offset by a decline in throughput due to changes in consumer demand and behaviors due to the challenging economic environment and the inability to move product in certain warehouses during the second quarter 2023 Cyber incident.
Same store costs of operations increased by $13.4 million, on a constant currency basis, primarily driven by higher labor and other facilities. Labor costs increased as a result of annual wage increases and the increasing cost associated with health benefits. Other facilities costs increased as a result of higher insurance, taxes, and maintenance. These costs were partially offset by a reduction in other services costs as a result of reduced throughput due to changes in consumer demand and behaviors due to the challenging economic environment, the second quarter 2023 cyber incident, and a decrease in power costs as the European energy market has relatively stabilized.

	Year ended December 31,			Change
	2023 actual	2023 constant currency(1)	2022 actual	Actual	Constant currency
Number of non-same store sites	21		18	n/a	n/a
Non-same store revenue:	(Dollars in thousands)
Rent and storage	$77,226	$77,456	$55,286	n/r	n/r
Warehouse services	56,004	56,192	63,205	n/r	n/r
Total non-same store revenue	133,230	133,648	118,491	n/r	n/r
Non-same store cost of operations:
Power	14,861	14,782	14,102	n/r	n/r
Other facilities costs	21,034	21,117	22,429	n/r	n/r
Labor	63,546	64,013	61,661	n/r	n/r
Other services costs	19,707	19,738	17,781	n/r	n/r
Total non-same store cost of operations	$119,148	$119,650	$115,973	n/r	n/r

Non-same store contribution (NOI)	$14,082	$13,998	$2,518	n/r	n/r
Non-same store rent and storage contribution (NOI)	$41,331	$41,557	$18,755	n/r	n/r
Non-same store services contribution (NOI)	$(27,249)	$(27,559)	$(16,237)	n/r	n/r

Total non-same store margin	10.6%	10.5%	2.1%	n/r	n/r
Non-same store rent and storage margin	53.5%	53.7%	33.9%	n/r	n/r
Non-same store services margin	(48.7)%	(49.0)%	(25.7)%	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis is the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r- not relevant

Non-same store revenue increased by $15.2 million on a constant currency basis, due to the ramp of our recently completed expansion and developments, the three month inclusion during 2023 of the Safeway acquisition, the 12 month inclusion during 2023 of our De Bruyn acquisition, and the six month inclusion during 2023 of the cold storage facility acquisition in Ormeau, Australia, partially offset by the decrease associated with strategic exits of certain leased facilities during 2022.
Non-same store costs of operations increased $3.7 million on a constant currency basis, which was related to growth in our recently completed expansions and developments, and the Safeway, De Bruyn and Ormeau acquisitions, in our non-same store pool, partially offset by lower costs associated with lease exits and the contribution of our Chilean facility to a joint venture in 2022.

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Year ended December 31,		Change
Units in thousands except per pallet and site number data - unaudited	2023	2022
Number of same store sites	219	219	n/a
Same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	4,268	4,099	4.1%
Economic occupancy percentage	84.3%	79.9%	433 bps
Same store rent and storage revenue per economic occupied pallet	$240.05	$230.32	4.2%
Constant currency same store rent and storage revenue per economic occupied pallet	$242.64	$230.32	5.3%

Physical occupancy(2)
Average physical occupied pallets	3,877	3,788	2.3%
Average physical pallet positions	5,065	5,128	(1.2)%
Physical occupancy percentage	76.5%	73.9%	268 bps
Same store rent and storage revenue per physical occupied pallet	$264.25	$249.23	6.0%
Constant currency same store rent and storage revenue per physical occupied pallet	$267.11	$249.23	7.2%

Same store warehouse services:
Throughput pallets (in thousands)	35,227	37,841	(6.9)%
Same store warehouse services revenue per throughput pallet	$35.01	$32.78	6.8%
Constant currency same store warehouse services revenue per throughput pallet	$35.29	$32.78	7.7%

Number of non-same store sites	21	18	n/a
Non-same store rent and storage:
Economic occupancy(1)
Average occupied economic pallets	278	219	n/r
Economic occupancy percentage	73.7%	72.3%	n/r

Physical occupancy(2)
Average physical occupied pallets	243	203	n/r
Average physical pallet positions	377	303	n/r
Physical occupancy percentage	64.5%	67.0%	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	2,297	2,252	n/r
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
n/r- not relevant

Economic occupancy for our same store pool was 84.3% for the year ended December 31, 2023, an increase of 433 bps over the prior year. Economic occupancy growth as compared to the prior year was primarily due to improvements in customer service initiatives which drives higher win rates, as well as our customers’ increase in food production levels during the first half of 2023. Same store rent and storage revenues per economic occupied pallet increased 5.3% on a constant currency basis period-over-period, primarily driven by our pricing initiative, contractual rate escalations and business mix. Our economic occupancy for our same store pool for the year ended December 31, 2023 was higher than our average physical occupancy of 76.5% by 772 basis points due to managements increased focus on securing fixed commitments from customers.
Throughput pallets for our same store pool decreased 6.9% from 37.8 million pallets for the year ended December 31, 2022. This decrease was primarily the result of a decline in end-consumer demand and behaviors due to the challenging economic environment, in addition to the second quarter 2023 Cyber incident and resulting system outages.
On a constant currency basis, our same store warehouse services revenue per throughput pallet increased 7.7% during the year ended December 31, 2023 as compared to the prior year. This is primarily due to our pricing initiatives and contractual rate escalations.
Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2023 and 2022.

	Year ended December 31,			Change
	2023 actual	2023 constant currency(1)	2022 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenue	$239,670	$243,986	$313,358	(23.5)%	(22.1)%
Transportation cost of operations	197,630	201,332	265,956	(25.7)%	(24.3)%
Transportation segment contribution NOI	$42,040	$42,654	$47,402	(11.3)%	(10.0)%

Transportation margin	17.5%	17.5%	15.1%	241 bps	236 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $69.4 million, or 22.1%, compared to the prior year. The decrease was primarily due to the strategic transition of transportation business in the United Kingdom to a 3PL model, the softening of transportation demand in the general macro-environment, partially offset by higher rates in our consolidation business, acquisitions and expansions in Australia. Additionally, the Cyber incident resulted in cancellations of customer transportation orders due to system outages.
On a constant currency basis, transportation cost of operations decreased $64.6 million, or 24.3%, compared to the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis, transportation segment margin increased 236 basis points compared to the prior year. The increase in margin was primarily due to rate increases, partially offset by lost business as a result of the Cyber incident.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2023 and 2022.

	Year ended December 31,			Change
	2023 actual	2023 constant currency(1)	2022 actual	Actual	Constant currency
Number of managed sites	5		5
	(Dollars in thousands)
Third-party managed revenue	$42,570	$43,761	$298,406	(85.7)%	(85.3)%
Third-party managed cost of operations	36,641	37,596	286,077	(87.2)%	(86.9)%
Third-party managed segment contribution	$5,929	$6,165	$12,329	(51.9)%	(50.0)%

Third-party managed margin	13.9%	14.1%	4.1%	980 bps	996 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
The decreases in third-party managed revenue, cost of operations, and segment contribution were primarily due to the strategic exit of operations of our historically largest domestic customer in this segment. During the fourth quarter 2022, management completed the exit of one of its largest third-party providers.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense was $353.7 million for the year ended December 31, 2023, an increase of $22.3 million, or 6.7%, compared to $331.4 million for the year ended December 31, 2022. This increase was primarily due to acquisitions, expansions and developments, partially offset by the favorable impact of foreign currency translation.
Selling, general, and administrative. Corporate-level selling, general and administrative expenses were $226.8 million for the year ended December 31, 2023, a decrease of $4.3 million, or 1.9%, compared to $231.1 million for the year ended December 31, 2022. This decrease was primarily driven by an increase in the capitalization of certain costs associated with resources dedicated to the Company’s in-process automated developments, and costs recognized related to Project Orion and Cyber incident recovery efforts recognized within Acquisition, cyber incident and other, net on the Consolidated Statements of Operations or capitalized on the Consolidated Balance Sheets.
Also contributing to the decrease was incremental stock-based compensation expense in the prior year associated with one-time grants that did not recur in 2023 and the ongoing benefit of cost reduction efforts in response to the challenging economic environment. For the years ended December 31, 2023 and 2022, corporate-level selling, general and administrative expenses were 8.5% and 7.9% of total revenues, respectively.
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident and other, net expenses include the following:

	Years Ended December 31,		Change
Acquisition, cyber incident and other, net	2023	2022	$	%
Cyber incident related costs, net of insurance recoveries	$28,877	$(2,210)	$31,087	n/r
Project Orion expenses	13,929	3,945	9,984	n/r
Severance costs	11,668	6,530	5,138	79%
Acquisition and integration related costs	5,094	20,073	(14,979)	(75)%
Other, net	1,500	(160)	1,660	n/r
Pension plan termination charges	2,461	—	2,461	n/r
Litigation	558	179	379	n/r
Terminated site operations costs	—	4,154	(4,154)	(100)%
Total acquisition, cyber incident and other, net	$64,087	$32,511	$31,576

n/r-not relevant
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber and other expenses were $64.1 million for the year ended December 31, 2023, an increase of $31.6 million compared to $32.5 million for the year ended December 31, 2022.
Cyber incident related costs, net of insurance recoveries consists of costs related to the 2023 Cyber incident further described in Note 1-Description of the Business of the Consolidated Financial Statements. During the year ended December 31, 2022 cyber incident related costs, net of insurance recoveries consisted of insurance recoveries received for the cyber event in 2020.
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, state-of-the-art, cloud-based enterprise resource planning (“ERP”) software system.
Severance cost increased $5.1 million due to the realignment of certain international operations and senior leadership changes.
Acquisition and integration related costs decreased $15.0 million due to less integration costs related to prior acquisitions and reduction in professional fees due to less acquisition activity.
Other, net costs for the year ended December 31, 2023 relates to insurance deductibles for damages in our warehouses as a resulting from a hail storm and roof collapse.
During the year ended December 31, 2023 the Company incurred charges related to the termination of the Americold Retirement Income Plan (“ARIP”) resulting in the recognition of a $2.5 million settlement loss. Refer to Note 1-Description of the Business of the Consolidated Financial Statements for additional information.
Impairment of indefinite and long-lived assets. For the year ended December 31, 2023, we recorded goodwill impairment charges of $236.5 million to our Europe warehouse business as a result of our annual goodwill impairment evaluation process. For the year ended December 31, 2022, we recorded impairment charges of $7.4 million. The charges incurred during the year ended December 31, 2022 include $3.2 million of goodwill impairment as we strategically shifted our focus to our core warehouse portfolio and are no longer serving one of our largest historical customers in the third-party managed segment, an impairment charge of “Assets under construction” of $2.2 million associated with a development project which management determined it would no longer pursue, and aggregate charges of $1.7 million of “Buildings, property and equipment” associated with the anticipated exit of certain leased facilities.
Loss (gain) from sale of real estate. For the year ended December 31, 2023, we recorded a $2.3 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings. For the year ended December 31, 2022, we recorded a $5.7 million loss from the sale of real estate related to a facility where a customer exercised its option to purchase the facility and we recorded a loss for the excess book value.
Other Expense and Income
The following table presents other items of income and expense for the years ended December 31, 2023 and 2022.

	Year ended December 31,		Change
	2023	2022	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(140,107)	$(116,127)	20.6%
Loss on debt extinguishment, modifications and termination of derivative instruments	(2,482)	(3,217)	(22.8)%
Loss from investments in partially owned entities	(1,442)	(918)	57.1%
Impairment of related party loan receivable	(21,972)	—	(100.0)%
Loss on put option	(56,576)	—	(100.0)%
Other, net	2,795	2,464	13.4%
Net loss from discontinued operations	(10,453)	(8,382)	24.7%
Interest expense. Interest expense was $140.1 million for the year ended December 31, 2023, an increase of $24.0 million, or 20.6%, compared to $116.1 million for the year ended December 31, 2022. The average effective interest rate of our outstanding debt increased from 3.65% for the year ended December 31, 2022 to 4.08% for the year ended December 31, 2023, primarily due to the rising interest rates associated with our floating rate borrowings under our Senior Unsecured Credit Facility, and an increase in average outstanding borrowings from $3.0 billion during the year ended December 31, 2022 to $3.1 billion during the year ended December 31, 2023, partially offset by the impact of our interest rate swaps.
Loss on debt extinguishment, modifications and termination of derivative instruments. Loss on debt extinguishment, modifications and termination of derivative instruments of $2.5 million for the year ended December 31, 2023 decreased as compared to the year ended December 31, 2022 primarily due to expenses related to debt modifications that occurred during 2022 that totaled $0.6 million. Additionally, during each of the years ended 2023 and 2022, we recorded $2.5 million for the amortization of fees paid for the interest rate swaps terminated during 2020. The amortization for these fees will end in August 2024.
Loss from investments in partially owned entities. We reported a loss of $1.4 million and $0.9 million from our partially owned entities for the years ended December 31, 2023 and December 31, 2022, respectively. The increase is primarily due to a $0.4 million increase in our share of losses from the LATAM joint venture, which was sold during 2023.

Impairment of related party loan receivable. Impairments of related party loan receivable was $22.0 million for the year ended December 31, 2023. During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the second quarter of 2023, the Company fully impaired the remaining balance as the loan was deemed uncollectible.
Loss on put option. Loss on put option was $56.6 million for the year ended December 31, 2023, which represents the loss we recognized when the exercise of the Comfrio put was deemed probable. See Note 3-Business Combinations and Asset Acquisitions of the Consolidated Financial Statements herein for further details.
Loss from discontinued operations, net of tax Loss from discontinued operations, net of tax was $10.5 million for the year ended December 31, 2023, an increase of $2.1 million, or 24.7%, compared to $8.4 million for the year ended December 31, 2022. This increase was primarily due $4.6 million disposal costs, our share of losses as minority equity owners in the Comfrio joint venture of $4.1 million, as well as operating losses of $2.6 million, partially offset by the gain on the sale of Comfrio of $1.1 million recorded during the year ended December 31, 2023. During the year ended December 31, 2022, expenses of $8.4 million consists of our share of losses as minority equity owners in the Comfrio joint venture.
Other, net. The following table presents items included in other, net for the years ended December 31, 2023 and 2022.

	Years ended December 31,		Change
	2023	2022	$	%
Other, net	(Dollars in thousands)
Proceeds from litigation settlement	$3,029	$—	$3,029	n/r
Interest income	2,434	1,633	801	49.1%
Other income	2,183	1,446	737	51.0%
Loss from asset disposal	(3,960)	(3,557)	(403)	11.3%
(Loss) gain in non-service pension cost	(891)	2,244	(3,135)	n/r
Gain related to the dissolution of the New Market Tax Credit	—	3,410	(3,410)	n/r
Insurance reimbursement from loss associated with Cyber incident in 2020	—	1,436	(1,436)	n/r
Loss from the deconsolidation of our Chilean operations upon contribution to the LATAM JV	—	(4,148)	4,148	n/r
	$2,795	$2,464	$331
n/r-not relevant
During the year ended December 31, 2023, the Company was awarded a $10.0 million settlement as a plaintiff related to an ongoing lawsuit with a vendor previously engaged to perform automation related services at one of its facilities. The settlement consisted of i) $5.8 million related to lost profits which will be recognized ratably from 2024 - 2029; ii) $3.0 million related to lost profits related to prior periods through December 31, 2023, which was recognized in Other, net on the Consolidated Statements of Operations; iii) $1.1 million recorded as a reduction of previously capitalized automation equipment; and iv) less than $0.1 million recorded as a reduction to legal fees recognized in Selling, general, and administrative expenses on the Consolidated Statements of Operations.

Income Tax Benefit
Income tax benefit from continuing operations for the year ended December 31, 2023 was $2.3 million, which represented a decrease of $16.5 million, from an income tax benefit from continuing operations of $18.8 million, for the year ended December 31, 2022. The tax benefit was principally created by an $8.4 million tax benefit in foreign losses generated from continuing operations in 2023, compared to a tax benefit of $17.2 million of foreign losses from continuing operations in 2022.A non-recurring adjustment of $6.5 million tax benefit was recognized in 2022 for the deconsolidation of our Chilean subsidiary. Additionally, we recorded a $3.8 million tax expense to account for a valuation allowance established in a foreign jurisdiction in 2023 as compared to a $1.3 million tax benefit in 2022 for the release of valuation allowance in the U.S.; other adjustments consisted of a $2.3 million tax expense in 2023 compared to a $6.2 million tax expense in 2022. Other adjustments primarily consisted of share-based compensation, state tax expense, other nondeductible/permanent items.
Non-GAAP Financial Measures

We use the following non-GAAP financial measures as supplemental performance measures of our business: FFO, Core FFO, Adjusted FFO, EBITDAre, Core EBITDA, and net debt to pro-forma Core EBITDA.

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
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of gain or loss on the sale of non-real estate assets; Acquisition, cyber incident and other, net; goodwill impairment (when applicable); stock-based compensation expense for the IPO grants; loss on debt extinguishment; modifications and termination of derivative instruments; foreign currency exchange losses; gain or loss from discontinued operations; impairment of related party loan receivable; loss on put option; gain on extinguishment of New Market Tax Credit structure; loss on deconsolidation of subsidiary contributed to LATAM joint venture; gain on legal settlements related to prior period operations; and gain from sale of LATAM joint venture. We also adjust Core FFO for our share of reconciling items for partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the usefulness of NAREIT FFO and Core FFO as a measure of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of amortization of deferred financing costs and pension withdrawal liability, non-real estate asset impairment, amortization of above or below market leases, straight-line net rent, benefit from deferred income taxes, stock-based compensation expense from grants under our equity incentive plans, excluding IPO grants, non-real estate depreciation and amortization, non-real estate depreciation and amortization from foreign joint ventures, and maintenance capital expenditures. We also adjust for AFFO attributable to our share of reconciling items of partially owned entities and discontinued operations. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
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

Reconciliation of Net Income to NAREIT FFO, Core FFO, and Adjusted FFO
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Net loss	$(336,269)	$(19,474)	$(30,309)
Adjustments:
Real estate related depreciation	222,837	210,171	200,184
Net (gain) loss on sale of real estate	(2,254)	5,689	—
Net loss on asset disposals	235	1,135	12
Impairment charges on certain real estate assets	—	3,407	1,752
Our share of reconciling items related to partially owned entities	1,705	4,410	2,412
NAREIT FFO (b)	$(113,746)	$205,338	$174,051
Adjustments:
Net loss on sale of non-real estate assets	3,725	2,421	267
Acquisition, cyber incident, and other, net	64,087	32,511	51,578
Goodwill impairment	236,515	3,209	—
Stock-based compensation expense, IPO grants	—	—	163
Loss on debt extinguishment, modifications, and termination of derivative instruments	2,482	3,217	5,689
Foreign currency exchange loss	431	975	610
Gain on legal settlement related to prior period operations	(2,180)	—	—
Gain on extinguishment of New Market Tax Credit Structure	—	(3,410)	—
Loss on deconsolidation of Chile Joint Venture	—	4,148	—
Our share of reconciling items related to partially owned entities	64	574	439
Loss from discontinued operations, net of tax	8,072	—	—
Impairment of related party receivable	21,972	—	—
Loss on put option	56,576	—	—
Gain on sale of LATAM JV	(304)	—	—
Core FFO applicable to common stockholders(b)	277,694	248,983	232,797
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	5,095	4,833	4,425
Amortization of below/above market leases	1,506	2,131	2,261
Non-real estate asset impairment	—	764	1,560
Straight-line rental revenue adjustment	1,011	747	(216)
Deferred income taxes benefit	(10,781)	(22,561)	(9,147)
Stock-based compensation	23,592	27,137	23,737
Non-real estate depreciation and amortization	130,906	121,275	119,656
Maintenance capital expenditures (a)	(78,411)	(85,511)	(75,965)
Our share of reconciling items related to partially owned entities	1,013	2,482	387
Adjusted FFO applicable to common stockholders (b)	$351,625	$300,280	$299,495

(a)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(b)During the year ended December 31, 2023, management excluded losses from discontinued operations from Core FFO applicable to common stockholders and Adjusted FFO applicable to common stockholders and included certain losses from discontinued operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recasted as follows:

	Recasted Year Ended December 31,
(in thousands)	2023	2022	2021
NAREIT FFO	$(114,378)	$202,088	$172,489
Core FFO applicable to common stockholders	$279,395	$254,078	$232,484
Adjusted FFO applicable to common stockholders	$353,242	$303,007	$299,153

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
We also calculate our Core EBITDA as EBITDAre further adjusted for Acquisition, cyber incident and other net; loss from investments in partially owned entities; impairment of indefinite and long-lived assets (when applicable); foreign currency exchange loss; gain on settlement related to prior period operations; stock-based compensation expense; loss on debt extinguishment; modifications and termination of derivative instruments; net gain or loss on other asset disposals; reduction in EBITDAre from partially owned entities; impairment of related party receivable; loss put option; gain on extinguishment of New Market Tax Credit structure; loss on deconsolidation of subsidiary contributed to LATAM joint venture; gain on legal settlement related to prior period operations; gain or loss from discontinued operations held for sale; and gain on sale of LATAM joint venture. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Year Ended December 31,
	2023	2022	2021
Net loss	$(336,269)	$(19,474)	$(30,309)
Adjustments:
Depreciation and amortization	353,743	331,446	319,840
Interest expense	140,107	116,127	99,177
Income tax benefit	(2,273)	(18,836)	(1,569)
(Gain) loss on sale of real estate	(2,254)	5,689	—
Adjustment to reflect share of EBITDAre of partially owned entities	8,996	17,815	8,966
NAREIT EBITDAre (a)	$162,050	$432,767	$396,105
Adjustments:
Acquisition, cyber incident, and other, net	64,087	32,511	51,578
Loss from investments in partially owned entities	3,823	9,300	2,004
Impairment of indefinite and long-lived assets	236,515	7,380	3,312
Foreign currency exchange loss	431	975	610
Stock-based compensation expense	23,592	27,137	23,900
Loss on debt extinguishment, modifications and terminations of derivatives instruments	2,482	3,217	5,689
Loss on other asset disposals	3,960	3,556	279
Gain on extinguishment of New Market Tax Credit Structure	—	(3,410)	—
Loss on deconsolidation of Chile Joint Venture	—	4,148	—
Reduction in EBITDAre from partially owned entities	(8,996)	(17,815)	(8,966)
Earnings from discontinued operations, net of tax	8,072	—	—
Impairment of related party receivable	21,972	—	—
Loss on put option	56,576	—	—
Gain on sale of LATAM JV	(304)	—	—
Gain on legal settlement related to prior period operations	(2,180)	—	—
Core EBITDA	$572,080	$499,766	$474,511

(a)During the year ended December 31, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recasted are as follows:

	Recasted Year Ended December 31,
(in thousands)	2023	2022	2021
NAREIT EBITDAre	$160,616	$419,791	$390,026

Net Debt to Core EBITDA Computation
(In thousands)
	As of December 31,
	2023		2022
	(In thousands)
Borrowings under revolving line of credit	$392,156		$500,052
Senior unsecured notes and term loan – net of deferred financing costs of $10,578 and $13,044 in the aggregate, at December 31, 2023 and 2022, respectively	2,601,122		2,569,281
Sale-leaseback financing obligations	161,937		171,089
Financing lease obligations	97,177		77,561
Total debt	3,252,392		3,317,983
Deferred financing costs	10,578		13,044
Gross debt	3,262,970		3,331,027
Adjustments:
Less: cash, cash equivalents and restricted cash	60,392		53,063
Net debt	$3,202,578		$3,277,964

Core EBITDA	$572,080		$499,766
Adjustments(1)	2,069		(3,588)
Pro-forma Core EBITDA	$574,149		$496,178
Net debt to pro-forma Core EBITDA(2)	5.6	x	6.6	x

(1)	As of December 31, 2023, amount includes nine months of Core EBITDA from the Safeway acquisition prior to Americold’s ownership as well as the facility lease expense for sites that the Company previously incurred operating lease expense for but was subsequently purchased.
(2)
Net debt to Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash and cash equivalents divided by (ii) Core EBITDA. Pro-forma Core EBITDA for 2023 and 2022 for purposes of this calculation assumes ownership of our acquisitions for the full year, includes an add-back for rent expense on leased facilities exited or purchased, and is reduced by Core EBITDA of dispositions. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash and cash equivalents, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

Liquidity and Capital Resources
We currently expect that our principal sources of funding for working capital, facility acquisitions, business combinations, expansions, maintenance and renovation of our properties, development projects, debt service and distributions to our stockholders will include:
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

On March 17, 2023, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM Equity Program (the “2023 ATM Equity Program”).Sales of our common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. During the year ended December 31, 2023, we sold 13,244,905 common shares sold under the 2023 ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the March 2023 ATM Equity Program were used to repay a portion on the revolver borrowings.

On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the March 2023 equity distribution agreement, and pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program.
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
Our bad debt expense was $6.4 million, (of which $1.5 million was recorded within Acquisition, cyber incident, and other, net and the remainder within Rent, storage, and warehouse services cost of operations within the Consolidated Statements of Operations) and $5.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we maintained bad debt allowances of approximately $21.6 million, which we believed to be adequate. The decrease in bad debt expense is driven primarily by the decrease in revenue as well as a slight decrease in the aged accounts receivable.
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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of December 31, 2023 (in thousands):

Debt Summary by Interest Rate Type:
Fixed interest rate	$2,611,700
Variable interest rate - unhedged	392,156
Senior unsecured notes, term loans and borrowings under revolving line of credit	3,003,856

Sale-leaseback financing obligations	161,937
Financing lease obligations	97,177
Total debt and debt-like obligations	$3,262,970

Percent of total debt and debt-like obligations:
Fixed interest rate	88%
Variable interest rate	12%

Effective interest rate as of December 31, 2023	4.02%
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CDOR, SONIA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of December 31, 2023, our debt had a weighted average term to maturity of approximately 5.3 years , assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 9-Debt and Note 10-Derivatives to our consolidated financial statements included in this 2023 Annual Report on Form 10-K as filed with the SEC.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies. We have investment grade ratings of BBB with a stable outlook from Fitch, BBB with a Stable Trends outlook from DBRS Morningstar, and an investment grade rating of Baa3 with a stable outlook from Moody’s. These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” for further details regarding the potential impacts from changes to our credit ratings.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic approach to recurring maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include replacing roofs and refrigeration equipment, and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards. The following table sets forth our recurring maintenance capital expenditures for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$70,772	$74,852
Personal property	3,124	4,232
Information technology	4,515	6,427
Maintenance capital expenditures(1)	$78,411	$85,511

Maintenance capital expenditures per cubic foot	$0.052	$0.059
(1) Excludes $0.7 million and $9.9 million of deferred acquisition maintenance capital expenditures incurred for the years ended December 31, 2023 and 2022, respectively.
Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on our income statement. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. The following table sets forth our repair and maintenance expenses for the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
	(In thousands, except per cubic foot amounts)
Real estate	$56,210	$41,086
Personal property	62,485	61,822
Repair and maintenance expenses	$118,695	$102,908

Repair and maintenance expenses per cubic foot	$0.079	$0.071
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
Acquisitions
During the year ended December 31, 2023 we completed the acquisition of Safeway, Ormeau, and Comfrio (subsequently disposed during 2023). During the year ended December 31, 2022, we completed the acquisitions of De Bruyn Cold Storage. Refer to Note 3-Business Combinations and Asset Acquisitions of the Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and development
The expansion and development expenditures for the year ended December 31, 2023 are primarily driven by $16.7 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $13.3 million for the Spearwood, Australia expansion, $16.3 million related to our Russellville expansion, $11.9 million related to Atlanta Major Market Strategy Phase 2, and $5.0 million related to the Allentown facility. During the year ended December 31, 2023, we also incurred capitalized interest of $13.2 million and capitalized compensation and travel expense aggregating to $17.5 million related to our ongoing expansion and development projects.
The expansion and development expenditures for the year ended December 31, 2022 are primarily driven by $37.5 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $26.0 million for the Spearwood, Australia expansion, $13.5 million related to the Dunkirk, NY development, $18.8 million in our Dublin expansion, $8.8 million for the Barcelona expansion, $24.0 million related to our Russellville expansion, $12.4 million related to Atlanta Major Market Strategy Phase 2, and $8.4 million related to the Rochelle facility. During the year ended December 31, 2022, we also incurred capitalized interest of $11.8 million and capitalized insurance, and compensation and travel expense aggregating to $5.5 million related to our ongoing expansion and development projects.
Expansion and development initiatives also include $17.3 million and $22.5 million of corporate initiatives and smaller customer driven growth projects incurred during 2023 and 2022, respectively, which are projects designed to reduce future spending over the course of time. This category reflects return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.

Finally, we incurred approximately $14.9 million and $1.5 million during 2023 and 2022, respectively, for contemplated future expansion or development projects.
The following table sets forth our acquisitions, expansion and development capital expenditures for the years ended December 31, 2023 and 2022 (in thousands).

	Year ended December 31,
	2023	2022
Acquisitions, net of cash acquired and adjustments	$46,653	$15,829
Asset acquisitions	65,771	14,581
Expansion and development initiatives	126,160	190,718
Information technology	10,208	6,910
Growth and expansion capital expenditures	$248,792	$228,038

Historical Cash Flows
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Year ended December 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$366,155	$299,996
Net cash used in investing activities	$(357,073)	$(348,489)
Net cash used by financing activities	$(285)	$23,325
Operating Activities
For the year ended December 31, 2023, our net cash provided by operating activities was $366.2 million, a increase of $66.2 million, or 22.1%, compared to $300.0 million for the year ended December 31, 2022. The increase is primarily due to higher warehouse segment contribution and improved collection of accounts receivable.
Investing Activities
For the year ended December 31, 2023 cash used for additions to property, buildings and equipment was $264.5 million reflecting investments in our various expansion and development projects and capitalized maintenance capital expenditures.
Additionally, we invested $65.8 million for the asset acquisitions of Safeway, Ormeau and Green Bay and $46.7 million in the acquisition of Comfrio in 2023. Additionally, during the year ended December 31, 2023 we invested $4.0 million for the formation of the RSA joint venture and funded related party loans of $15.0 million and $1.7 million to joint ventures Comfrio and RSA, respectively. Finally, we incurred $4.6 million in selling costs related to the sale of Comfrio. These cash outflows were partially offset by $36.9 million in proceeds from the sale of our remaining equity interest to the LATAM JV partner and $8.1 million in proceeds from the sale of various assets.
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
Financing Activities
Our net cash used by financing activities was $0.3 million for the year ended December 31, 2023. Cash used by financing activities and consisted of $716.3 million in proceeds from our revolving line of credit and $412.6 million in proceeds from issuance of common stock. These cash inflows were partially offset by

$832.5 million of repayments on our revolving line of credit, $242.2 million of distributions paid, and $57.1 million of payments related to lease obligations.
Our net cash provided by financing activities was $23.3 million for the year ended December 31, 2022. Cash provided by financing activities during 2022 consisted of $529.4 million in proceeds from our revolving line of credit and $470.0 million received in connection with the increase of our Senior Unsecured Term Loan Tranche A-1 and Deferred Draw A-3. These cash inflows were partially offset by $413.9 million of repayments on our revolving line of credit, $238.7 million of distributions paid, $269.7 million of repayments on our mortgage notes and $41.7 million of payments related to lease obligations..
Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements and our unaudited interim consolidated financial statements, each of which has been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For more information on our significant critical accounting policies and estimates, see Note 2- Summary of Significant Accounting policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.
Goodwill Impairment Evaluation
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test.
When quantitatively evaluating whether goodwill of a reporting unit is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The Company estimates the fair value of its reporting units using a methodology, or combination of methodologies, including a discounted cash flow analysis and/or a market-based valuation. The estimates of future cash flows are subject, but not limited to the following inputs and assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rate, macro economic conditions, and discount rates, which are affected by expectations about future market and economic conditions. The assumptions and inputs are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2023, our reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, Europe warehouse and Asia-Pacific warehouse.
Goodwill Impairment
As of October 1, 2023, as a result of its annual evaluation, the Company determined its goodwill within the Europe warehouse reporting unit, a component of the warehouse operating segment, was fully impaired. Accordingly, the Company recognized a goodwill impairment loss of $236.5 million within Impairment of indefinite and long-lived assets in the Consolidated Statements of Operations during the year ended December 31, 2023. Factors that led to this conclusion include i) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond the Company’s control, ii) inability to achieve local operating results at historical underwritten values, and iii) increased tax rates applicable in the related European jurisdictions. The Company engaged the assistance of a third-party valuation firm to perform the goodwill quantitative impairment test, which entailed an assessment of the Europe Warehouse reporting unit’s fair value relative to the carrying value that was derived using the income approach. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the discount rates are the most subjective and/or complex. These assumptions are based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is no remaining goodwill related to the Europe warehouse reporting unit following this impairment. The results of our 2023 impairment test for our reporting units other than Europe warehouse indicated that the estimated fair value of each of our reporting units was in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.

In 2022, the Company strategically shifted its focus to the core warehouse portfolio, terminating and winding down business with one of the largest customers in the North America third-party managed reporting unit resulting in a goodwill impairment charge of $3.2 million. There is no remaining goodwill related to the North America third-party managed reporting unit following this impairment, as the remaining business is immaterial. Historically, our reporting units have generated sufficient returns to recover the value of goodwill.
Business Combinations
We describe our accounting policy for business combinations and related estimates in Note 2- Summary of Significant Accounting Policies to the Consolidated Financial Statements. Additionally, we have disclosed all business combinations completed during 2023 and 2022 in Note 3-Business Combinations and Asset Acquisitions to the Consolidated Financial Statements.

Revenue Recognition
We describe our revenue recognition policy in Note 2- Summary of Significant Accounting Policies to the Consolidated Financial Statements. Additionally, we have disclosed disaggregated revenue from contracts with customers for 2023, 2022, and 2021 by segment and geographic region in Note 22-Revenues from Contracts with Customers to the Consolidated Financial Statements.
New Accounting Pronouncements
See Note 2- Summary of Significant Accounting policies to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of December 31, 2023, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranche and one-month CDOR for the CAD tranche, plus a margin of up to 0.94%. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loan at a weighted average rate of 4.39% and all of our outstanding CAD-denominated term loan at a weighted average rate of 4.53%. As a result, the only borrowings that we have exposure to changes in interest rates as of December 31, 2023 consist of our borrowings under our Revolving Credit Facility including: $34.0 million, C$35.0 million, €67.5 million, £78.0 million, A$191.0 million and NZD44.0 million. At December 31, 2023, one-month term and daily SOFR was approximately 5.31%, one-month CDOR was approximately 5.44%, one-month SONIA was at 5.19%, and one-month AUD BBSW was approximately 4.36%, one-month EURIBOR was approximately 3.84% and one-month BKBM was approximately 5.63%, therefore a 100 basis point increase in market interest rates would result in an increase in interest expense to service our variable-rate debt of approximately $3.9 million. A 100 basis point decrease in market interest rates would result in a decrease in interest of approximately $3.9 million.
Foreign Currency Risk
Our international revenues and expenses are generated in the currencies of the countries in which we operate, including Australia, New Zealand, Argentina, Canada and several European countries. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A 10% depreciation in the year-end functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our total equity of approximately $137.9 million as of December 31, 2023.
Our operations in Argentina are reported using highly inflationary accounting. The Argentina subsidiary’s functional currency is the Australian dollar, which is the reporting and functional currency of their immediate parent company. The entity’s statements of operations and balance sheets have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. As of December 31, 2023, the net monetary assets of the Argentina subsidiary were immaterial and, therefore, a 10% unfavorable change in the exchange rate would not be material. Additionally, the operating income of the Argentina subsidiary was less than 1.0% of our consolidated operating income for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, revenues from our international operations were $597.2 million and $654.3 million, respectively, which represented 22.3% and 22.4% of our consolidated revenues, respectively.
For the years ended December 31, 2023 and 2022, net assets in international operations were approximately $1.1 billion and $1.3 billion, respectively.
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
On May 28, 2021, we closed on the Bowman acquisition. In order to fund the acquisition, we drew £68.5 million from our Senior Unsecured Revolving Credit Facility. The debt was designated as a net investment hedge for the Bowman operations, as the equity residing in this entity is greater than the debt. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on the GBP Revolver draws will be recorded to Accumulated other comprehensive loss.
On November 15, 2021, we closed on the Lago acquisition. In order to fund the acquisition, we drew $80 million AUD from our Senior Unsecured Revolving Credit Facility. The debt was designated as a net investment hedge for the Lago operations, as the equity residing in this entity is greater than the debt. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on the AUD Revolver draws will be recorded to Accumulated other comprehensive loss.
During 2022 and 2023, we have funded various international capital requirements including the De Bruyn acquisition, the Ormeau acquisition, the settlement of the Bowman acquisition deferred consideration and expansion and development projects with borrowings from our Senior Unsecured Revolving Credit Facility. The foreign-denominated borrowings under our Senior Unsecured Revolving Credit Facility was designated as a net investment hedge. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on these borrowings will be recorded to Accumulated other comprehensive loss.
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
As discussed in Note 1-Description of the Business of the notes to the Consolidated Financial Statements in this Form 10-K, on April 26, 2023, we began to receive evidence that our computer network was affected by a cybersecurity incident. As part of the Company’s overall plan to address the cybersecurity incident, actions were taken in the second, third and fourth quarters of 2023 to improve our IT general controls environment. As of December 31, 2023, management has determined that the related control deficiencies that existed at the time of the cybersecurity incident have been successfully remediated.
Moreover, as of December 31, 2023 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on our assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2023.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
As a result of the cybersecurity incident described above, we performed additional tests of controls and implemented certain manual compensating controls and determined that any deficiencies internal control over financial reporting were successfully remediated as of December 31, 2023. There were no changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Americold Realty Trust, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Americold Realty Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Americold Realty Trust, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(b) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2024

ITEM 9B. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Item 11 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
The information required by Item 14 will be included in the definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.

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

3.3	Certificate of Limited Partnership of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.3 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 26, 2019 (File No. 001-34723))
3.4	Amended and Restated Limited Partnership Agreement of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on July 2, 2019 (File No. 001-34723))
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 27, 2023 (File No. 001-34723))
4.2	Registration Rights Agreement, dated as of December 30, 2020 by and among Americold Realty Trust and the Holders named therein (incorporated by reference to Exhibit 4.2 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 1, 2021 (File No. 001-34723))
10.1	Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018 (File No. 001-34723))
10.2	Note and Guaranty Agreement, dated as of May 7, 2019, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on May 8, 2019 (File No. 001-34723))
10.3	Amendment No. 1 to the Note and Guaranty Agreement, dated as of December 4, 2018, dated as of April 23, 2019, by and among the Operating Partnership, the Company and the purchasers named therein

10.4
Amendment No. 1 to the Note and Guaranty Agreement, dated as of May 7, 2019, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021 (File No. 001-34723))

10.5	Amendment No. 2 to the Note and Guaranty Agreement, dated as of December 4, 2018, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021 (File No. 001-34723))
10.6	Note and Guaranty Agreement, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021 (File No. 001-34723))

10.7	Amendment No. 1 to the Note and Guaranty Agreement, dated as of December 30, 2020, dated as of June 18, 2021, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-34723))
10.8	Amendment No. 2 to the Note and Guaranty Agreement, dated as of May 7, 2019, dated as of June 18, 2021, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-34723))
10.9
Amendment No. 3 to the Note and Guaranty Agreement, dated as of December 4, 2018, dated as of June 18, 2021, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021 (File No. 001-34723))

10.10	Credit Agreement, dated as of August 23, 2022, by and among the Operating Partnership, the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust Inc.’s Current Report on Form 8-K filed on August 24, 2022 (File No. 001-34723))
10.11#	Form of Employment Agreement (Executive Vice President) (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on November 5, 2021 (File No. 001-34723))
10.12#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 19, 2017 (Registration No. 333-221560))

10.13#	Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on January 12, 2018 (Registration No. 333-221560))

10.14#	Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A, filed on December 20, 2017 (Registration No. 333-221560))

10.15#	Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018 (Registration No. 333-221560))

10.16#	Form of Annual Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.17#	Form of Retention Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.18#
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018 (File No. 001-34723))

10.19#	Form of Annual Director OP Unit Award Agreement (incorporated by referenced to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.20#	Form of Retention OP Unit Award Agreement (incorporated by referenced to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.21#	Form of Performance OP Unit Award Agreement (incorporated by referenced to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019 (File No. 001-34723))
10.22#	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020 (File No. 001-34723))

10.23#	Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.24#	Form of Time-Based Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.25#	Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.26#	Form of Time-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))
10.27#	Form of Time-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (CEO)
10.28#	Form of Performance-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (CEO)
10.29#	Offer Letter, dated February 24, 2022, by and between Americold Logistics, LLC and George F. Chappelle Jr. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022 (File No. 001-34723))
10.30#	Executive Severance Benefits Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022 (File No. 001-34723))
10.31#	Offer Letter, dated February March 3, 2023, by and between Americold Logistics, LLC and Scott Henderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2023 (File No. 001-34723))
10.32#	Offer Letter, dated July 24, 2023, by and between Americold Logistics, LLC and Bryan Verbarendse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023 (File No. 001-34723))
10.33#	Offer Letter, dated December 27, 2023, by and between Americold Logistics, LLC and Jay Wells (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 (File No. 001-34723))
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
97.1	Americold Realty Trust, Inc. Clawback Policy
101	The following financial statements of Americold Realty Trust’s Form 10-K for the year ended December 31, 2023, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Income Statements for the year ended December 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the year ended December 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Equity for the year ended December 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ITEM 16. Form 10-K Summary
Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Americold Realty Trust, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Test of Goodwill for Impairment

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill has been allocated below its carrying amount. As of December 31, 2023, the carrying value of the Company’s goodwill balance totaled $794.0 million, after recognizing an impairment charge related to the Europe warehouse reporting unit of $236.5 million.

Auditing management’s annual goodwill quantitative impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the Europe warehouse reporting unit to which goodwill had been allocated. In particular, the estimate of fair value is sensitive to changes in assumptions impacting the discount rate, which include the estimated equity, company and country-specific risk premiums, the use and weighting of the allowable valuation methods as well as the capital structures of the guideline companies, all of which directly impact the business enterprise value of the Europe warehouse reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. For example, we tested controls over the estimation of the fair value of the Europe warehouse reporting unit, including the Company’s controls over the valuation methodology and development of underlying assumptions used to determine the fair value of the Europe warehouse reporting unit, as well as the Company’s related sensitivity analyses.

To test the estimated fair value of the Europe warehouse reporting unit, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions used to develop the discount rate. We compared the significant assumptions used by management to current economic trends and other relevant factors. We performed sensitivity analyses on the discount rate to evaluate the changes in the fair value of the Europe warehouse reporting unit that would result from changes in the related assumptions. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the Europe warehouse reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
February 29, 2024

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2023	2022
Assets
Property, buildings, and equipment:
Land	$820,831	$786,975
Buildings and improvements	4,464,359	4,245,607
Machinery and equipment	1,565,431	1,407,874
Assets under construction	452,312	526,811
	7,302,933	6,967,267
Accumulated depreciation	(2,196,196)	(1,901,450)
Property, buildings, and equipment – net	5,106,737	5,065,817

Operating Leases:
Operating lease right-of-use assets	343,532	352,553
Accumulated amortization-operating leases	(96,230)	(76,334)
Operating leases-net	247,302	276,219

Financing Leases:
Buildings and improvements	13,542	13,546
Machinery and equipment	161,446	127,009
	174,988	140,555
Accumulated depreciation	(69,824)	(57,626)
Financing leases – net	105,164	82,929
Cash, cash equivalents, and restricted cash	60,392	53,063
Accounts receivable, net of allowance of $21,647 and $15,951 at December 31, 2023 and 2022, respectively	426,048	430,042
Identifiable intangible assets – net	897,414	925,223
Goodwill	794,004	1,033,637
Investments in and advances to partially owned entities	38,113	78,926
Other assets	194,078	158,705
Total assets	$7,869,252	$8,104,561

Liabilities:
Borrowings under revolving line of credit	$392,156	$500,052
Accounts payable and accrued expenses	568,764	557,540
Senior unsecured notes and term loans - net of deferred financing cost of $10,578 and $13,044 at December 31, 2023 and 2022, respectively	2,601,122	2,569,281
Sale-leaseback financing obligations	161,937	171,089
Financing lease obligations	97,177	77,561
Operating lease obligations	240,251	264,634
Unearned revenue	28,379	32,046
Pension and postretirement benefits	1,624	1,531
Deferred tax liability - net	135,797	135,098
Multiemployer pension plan withdrawal liability	7,458	7,851
Total liabilities	4,234,665	4,316,683
Commitments and contingencies (see Commitments and Contingencies Note 17)
Equity
Stockholders' equity
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 283,699,120 and 269,814,956 issued and outstanding at December 31, 2023 and 2022, respectively	2,837	2,698
Paid-in capital	5,625,907	5,191,969
Accumulated deficit and distributions in excess of net earnings	(1,995,975)	(1,415,198)
Accumulated other comprehensive loss	(16,640)	(6,050)
Total stockholders’ equity	3,616,129	3,773,419
Noncontrolling interests:
Noncontrolling interests in operating partnership	18,458	14,459
Total equity	3,634,587	3,787,878

Total liabilities and equity	$7,869,252	$8,104,561

See accompanying notes to consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2023	2022	2021
Revenues:
Rent, storage, and warehouse services	$2,391,089	$2,302,971	$2,085,387
Transportation services	239,670	313,358	312,092
Third-party managed services	42,570	298,406	317,311
Total revenues	2,673,329	2,914,735	2,714,790
Operating expenses:
Rent, storage, and warehouse services cost of operations	1,668,486	1,666,739	1,498,951
Transportation services cost of operations	197,630	265,956	282,716
Third-party managed services cost of operations	36,641	286,077	303,347
Depreciation and amortization	353,743	331,446	319,840
Selling, general, and administrative	226,786	231,067	182,076
Acquisition, cyber incident, and other, net	64,087	32,511	51,578
Impairment of indefinite and long-lived assets	236,515	7,380	3,312
(Gain) loss on sale of real estate	(2,254)	5,689	—
Total operating expenses	2,781,634	2,826,865	2,641,820

Operating (loss) income	(108,305)	87,870	72,970

Other income (expense)
Interest expense	(140,107)	(116,127)	(99,177)
Loss on debt extinguishment, modifications and termination of derivative instruments	(2,482)	(3,217)	$(5,689)
Loss from investments in partially owned entities	(1,442)	(918)	(723)
Impairment of related party loan receivable	(21,972)	—	$—
Loss on put option	(56,576)	—	—
Other, net	2,795	2,464	$2,022
Loss from continuing operations before income taxes	(328,089)	(29,928)	(30,597)

Income tax benefit (expense)
Current	(8,508)	(3,725)	(7,578)
Deferred	10,781	22,561	9,147
Income tax benefit	2,273	18,836	1,569

Net loss
Net loss from continuing operations	(325,816)	(11,092)	(29,028)
Net loss from discontinued operations	(10,453)	(8,382)	(1,281)
Net loss	(336,269)	(19,474)	(30,309)
Net (loss) income attributable to noncontrolling interests	(54)	(34)	146
Net loss attributable to Americold Realty Trust, Inc.	$(336,215)	$(19,440)	$(30,455)

Weighted average common stock outstanding – basic	275,773	269,565	259,056
Weighted average common stock outstanding – diluted	275,773	269,565	259,056

Net loss per common share - basic	$(1.18)	$(0.04)	$(0.11)
Net loss per common share from discontinued operations - basic	(0.04)	(0.03)	0.00
Basic loss per share	$(1.22)	$(0.07)	$(0.12)

Net loss per common share - diluted	$(1.18)	$(0.04)	$(0.11)
Net loss per common share from discontinued operations - diluted	(0.04)	(0.03)	0.00
Diluted loss per share	$(1.22)	$(0.07)	$(0.12)

See accompanying notes to consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
	Years Ended December 31,
	2023	2022	2021
Net loss	$(336,269)	$(19,474)	$(30,309)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(2,299)	(2,376)	8,329
Change in unrealized net loss on foreign currency	(4,937)	(23,514)	(6,315)
Unrealized (loss) gain on cash flow hedges	(3,354)	15,318	6,887
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust, Inc.	(10,590)	(10,572)	8,901
Other comprehensive income (loss) attributable to noncontrolling interests	108	(51)	28
Total comprehensive loss	$(346,751)	$(30,097)	$(21,380)

See accompanying notes to consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Common Stock
	Number of Shares	Par Value	Paid-in Capital				Total
Balance - December 31, 2020	251,702,603	$2,517	$4,687,823	$(895,521)	$(4,379)	$2,381	$3,792,821
Net (loss) income	—	—	—	(30,455)	—	146	(30,309)
Other comprehensive income	—	—	—	—	8,901	28	8,929
Measurement period adjustment to record fair value of noncontrolling interests in consolidated joint venture from Agro acquisition	—	—	—	—	—	11,600	11,600
Purchase of noncontrolling interest holders share in consolidated joint venture	—	—	—	—	—	(11,600)	(11,600)
Distributions on common stock, restricted stock and OP units	—	—	—	(231,912)	—	(480)	(232,392)
Stock-based compensation expense	—	—	17,916	—	—	5,994	23,910
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	969,779	10	(10,294)	—	—	—	(10,284)
Common stock issuance related to employee stock purchase plan	63,260	1	1,919	—	—	—	1,920
Net proceeds from issuance of common stock	15,546,950	155	474,326	—	—	—	474,481
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
See accompanying notes to consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)
				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Common Stock
	Number of Shares	Par Value	Paid-in Capital				Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(19,440)	—	(34)	(19,474)
Other comprehensive loss	—	—	—	—	(15,542)	(51)	(15,593)
Distributions on common stock, restricted stock and OP units	—	—	—	(237,770)	—	(724)	(238,494)
Stock-based compensation expense	—	—	19,734	—	—	7,403	27,137
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	1,387,078	14	(3,333)	—	—	—	(3,319)
Common stock issuance related to employee stock purchase plan	145,286	1	3,878	—	—	—	3,879
Deconsolidation of subsidiary contributed to LATAM joint venture	—	—	—	—	4,970	(204)	4,766
Other	—	—	—	(100)	—	—	(100)
Balance - December 31, 2022	269,814,956	2,698	5,191,969	(1,415,198)	(6,050)	14,459	3,787,878
See accompanying notes to consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)
				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Common Stock
	Number of Shares	Par Value	Paid-in Capital				Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(336,215)	—	(54)	(336,269)
Other comprehensive (loss) income	—	—	—	—	(10,590)	108	(10,482)
Distributions on common stock, restricted stock and OP units	—	—	—	(244,562)	—	(804)	(245,366)
Stock-based compensation expense	—	—	16,403		—	7,189	23,592
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	429,156	4	(427)	—	—	—	(423)
Common stock issuance related to employee stock purchase plan	126,195	2	3,045	—	—	—	3,047
Conversion of OP units to common stock	83,908	1	2,439	—	—	(2,440)	—
Net proceeds from issuance of common stock	13,244,905	132	412,478	—	—	—	412,610
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
See accompanying notes to consolidated financial statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(336,269)	$(19,474)	$(30,309)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	353,743	331,446	319,840
Amortization of deferred financing costs and pension withdrawal liability	5,095	4,833	4,425
Loss on debt extinguishment, modification and termination of derivative instruments, non-cash	2,482	3,217	5,565
Loss from investments in partially owned entities	5,553	9,300	2,004
Gain on extinguishment of new market tax credit structure	—	(3,410)	—
Loss on deconsolidation of subsidiary contributed	—	4,148	—
Stock-based compensation expense	23,592	27,137	23,931
Deferred tax benefit	(10,781)	(22,561)	(9,147)
(Gain) loss from sale of real estate	(2,254)	5,689	—
Loss on other asset disposals	2,869	3,556	279
Impairment of indefinite and long-lived assets	236,515	7,380	3,312
Provision for doubtful accounts receivable, net	6,422	7,394	6,466
Impairment of related party loan receivable	21,972	—	—
Loss on put option	56,576	—	—
Loss on classification of Comfrio as held for sale	4,616	—	—
Non-cash operating lease expense	42,841	52,330	59,405
Changes in operating assets and liabilities:
Accounts receivable	(2,748)	(68,629)	(60,476)
Accounts payable and accrued expenses	23,545	13,291	(7,504)
Other assets	(49,635)	(25,057)	(12,325)
Operating lease liabilities	(37,605)	(34,162)	(36,107)
Other	19,626	3,568	3,701
Net cash provided by operating activities	366,155	299,996	273,060
Investing activities:
Additions to property, buildings and equipment	(264,467)	(308,365)	(438,190)
Business combinations, net of cash acquired	(46,653)	(15,829)	(741,353)
Acquisitions of property, buildings, equipment, and other assets, net of cash acquired	(65,771)	(14,581)	(53,641)
Investment in partially owned entities and other	(20,533)	(14,427)	(7,570)
Net payments for sale of business (discontinued operations)	(4,616)	—	—
Proceeds from sale of property, buildings and equipment	8,071	4,713	959
Proceeds from sale of investments in partially owned entities	36,896	—	596
Net cash (used in) investing activities	(357,073)	(348,489)	(1,239,199)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(242,221)	(238,709)	(227,522)
Purchase of noncontrolling interest holders share in consolidated joint venture	—	—	(11,600)
Proceeds from stock options exercised	2,952	3,974	6,105
Proceeds from employee stock purchase plan	3,047	3,879	1,920
Remittance of withholding taxes related to employee stock-based transactions	(3,375)	(8,308)	(16,886)
Proceeds from revolving line of credit	716,326	529,354	810,985
Repayment on revolving line of credit	(832,519)	(413,860)	(405,000)
Repayment of sale-leaseback financing obligations	(17,891)	(7,835)	(6,782)
Repayment of financing lease obligations	(39,214)	(33,860)	(32,441)
Payment of debt issuance and extinguishment costs	—	(11,651)	(3,760)
Repayment of term loans, mortgage notes, and notes payable	—	(269,659)	(208,011)
Proceeds from term loans	—	470,000	50,000
Net proceeds from issuance of common stock	412,610	—	474,481
Net cash (used in) provided by financing activities	(285)	23,325	431,489
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,797	(25,168)	(534,650)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,468)	(4,727)	(3,443)
Cash, cash equivalents and restricted cash:
Beginning of period	53,063	82,958	621,051
End of period	$60,392	$53,063	$82,958

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)
	Years Ended December 31,
	2023	2022	2021
Supplemental disclosures of non-cash investing and financing activities:
Deferred cash consideration for acquisitions	$—	$—	$11,820

Addition of property, buildings and equipment on accrual	$34,034	$49,378	$52,818
Addition of fixed assets under financing lease obligations	$59,276	$18,694	$24,567
Addition of fixed assets under operating lease obligations	$6,244	$7,889	$50,886

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$134,513	$118,161	$87,720
Income taxes paid – net of refunds	$5,828	$7,885	$10,786

	As of December 31,
Allocation of purchase price of property, buildings and equipment to:	2023	2022	2021
Land	$15,551	$3,628	$3,933
Building and improvements	35,551	8,289	33,824
Machinery and equipment	14,430	2,664	15,884
Other assets and liabilities, net	239	—	—
Cash paid for acquisition of property, buildings and equipment	$65,771	$14,581	$53,641

	As of December 31,
	2023	2022	2021
Allocation of purchase price to business combinations:
Land	$—	$514	$68,874
Buildings and improvements	—	8,218	188,792
Machinery and equipment	—	3,676	72,492
Assets under construction	—	—	373
Operating lease right-of-use assets	—	—	22,842
Financing Leases	—	—	417
Cash and cash equivalents	—	—	6,878
Accounts receivable	—	—	6,436
Goodwill	—	3,107	81,949
Customer relationships	—	—	301,460
Other assets	—	25	3,998
Accounts payable and accrued expenses(1)	46,653	289	(12,620)
Financing lease obligations	—	—	(371)
Operating lease obligations	—	—	(14,450)
Unearned revenue	—	—	(2,807)
Deferred tax liability	—	—	(14,961)
Assets of discontinued operations - held for sale	86,085	—	—
Liabilities of discontinued operations - held for sale	(86,085)	—	—
Total consideration, including common stock issued and deferred consideration	$46,653	$15,829	$709,302

(1)Accounts payable and accrued expenses activity as of December 31, 2023 represents the relief of the remaining put option liability for Comfrio.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)
	As of December 31,
	2023	2022	2021
Deconsolidation of Chile upon contribution to LATAM JV
Land	$—	$(19,574)	$—
Buildings and improvements	—	(10,118)	—
Machinery and equipment	—	(8,395)	—
Assets under construction	—	(20)	—
Accumulated depreciation	—	1,959	—
Cash, cash equivalents and restricted cash	—	(2,483)	—
Accounts receivable	—	(1,422)	—
Goodwill	—	(6,653)	—
Other assets	—	(309)	—
Accounts payable and accrued expenses	—	1,105	—
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs	—	9,633	—
Accumulated other comprehensive loss	—	(4,766)	—
Net carrying value of Chile assets and liabilities deconsolidated	$—	$(41,043)	$—

Recognition of investment in unconsolidated LATAM joint venture	$—	$36,896	$—

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, the Company, or we) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is the world’s largest publicly traded REIT focused on the ownership, operation and development of temperature-controlled warehouses. The Company is organized as a self-administered and self-managed REIT with proven operating, acquisition and development experience. As of December 31, 2023, we operated a global network of 245 temperature-controlled warehouses encompassing approximately 1.5 billion cubic feet, with 197 warehouses in North America, 27 in Europe, 19 warehouses in Asia-Pacific, and 2 warehouses in South America. In addition, we hold two minority interests in joint ventures, one with SuperFrio, which owns or operates 35 temperature-controlled warehouses in Brazil, and one with the RSA JV, which owns 2 temperature-controlled warehouses in Dubai.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (“the Operating Partnership”), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. The REIT is the sole general partner of the Operating Partnership, owning 99% of the common general partnership interests as of December 31, 2023. Americold Realty Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the common general partnership interests as of December 31, 2023. Additionally, the aggregate partnership interests of all other limited partners was less than 0.1% as of December 31, 2023. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights. The terms “Americold,” the “Company,” “we,” “our” and “us” refer to Americold Realty Trust, Inc. and all of its consolidated subsidiaries, including the Operating Partnership.
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
The Company grants Operating Partnership Profit Units (OP Units) to certain members of the Board of Directors and certain members of management of the Company, which are described further in Note 14- Stock Based Compensation. These units represent noncontrolling interests in the Operating Partnership that are not owned by Americold Realty Trust, Inc.
On March 22, 2021, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 325,000,000 to 500,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares, $0.01 par value per share; however, none were issued or outstanding as of December 31, 2023 or December 31, 2022.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On May 25, 2022, the Company completed its conversion from a Maryland real estate investment trust to a Maryland corporation, pursuant to the Articles of Conversion, as approved by the stockholders at its annual stockholder meeting on May 17, 2022. Each issued and outstanding share of beneficial interest in Americold Realty Trust was converted into one share of common stock in Americold Realty Trust, Inc. As a result of this conversion, several references in this Form 10-K have been updated accordingly. Despite this conversion, the Company continues to operate as a REIT for U.S. federal income tax purposes.
The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in North America, Europe, Asia-Pacific, and South America through several wholly-owned taxable REIT subsidiaries (“TRSs”).
Recent Capital Markets Activity
Universal Shelf Registration Statement
In connection with filing our ATM Equity Offering Sales Agreement on March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration Nos. 333-230664 and 333-230664-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by the Company.
At the Market (“ATM”) Equity Program
On March 17, 2023, we entered into an equity distribution agreement pursuant to which we may sell, from time to time, up to an aggregate sales price of $900.0 million of our common shares through an ATM Equity Program (the “2023 ATM Equity Program”). Sales of our common stock made pursuant to the 2023 ATM Equity Program may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales may also be made on a forward basis pursuant to separate forward sale agreements. During the year ended December 31, 2023, we sold 13,244,905 common shares sold under the 2023 ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the March 2023 ATM Equity Program were used to repay a portion on the revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the March 2023 equity distribution agreement, and pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program.
Termination of Certain Employee Benefit Plans
On February 28, 2023, the Company’s Board of Directors approved a plan to effect the termination of the Americold Retirement Income Plan (the “ARIP”). Additionally, on February 28, 2023, the Company amended the ARIP plan agreements in order to provide for a limited lump-sum window for eligible participants. The Company filed the Application for Determination Upon Termination with the Internal Revenue Service in July 2023. The Company has chosen to proceed with the distributions without waiting for the final letter of favorable determination. The Company filed the appropriate documents related to the termination of the ARIP with the

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension Benefit Guaranty Corporation and any other appropriate parties during the three months ended September 30, 2023.
On November 17, 2023, the Company and Principal Life Insurance Company (the “Insurer” or “Principal”) executed a Standard Single Premium Guaranteed Annuity Contract Purchase Agreement (the “Purchase Agreement”) by which the Insurer provides a nonparticipating single premium group annuity contract to the Company for a cash premium, to relieving the Plan Sponsor from any future payments to annuitants or beneficiaries under the ARIP. The transaction was completed and settled on November 27, 2023.

The Company’s purchase of the annuity contract from Principal constituted a settlement of the ARIP. The relief of the related net liability and recognition of deferred loss in "Accumulated other comprehensive loss” (AOCI) on the Consolidated Balance Sheet, coupled with the cash annuity payment of $1.3 million, resulted in the recognition of a settlement loss of $2.5 million recognized in “Acquisition, cyber incident and other, net” on the Consolidated Statements of Operations.
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

The Company is continuing to invest in information technology with the intent of strengthening its information security infrastructure. We engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. As of December 31, 2023, the Company has completed the material remediation activities associated with the Cyber incident and continues to enhance its policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents. For example, the Company reset all credentials across the enterprise and strengthened security tooling across its servers and workstations. The Company has also reinforced its strategy to further strengthen the resiliency of its information security infrastructure, which is intended to accelerate the detection, response, and recovery from security and technical incidents. The Company is also engaged with cyber security experts to manage the remediation. Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber incident were $28.9 million during the year ended December 31, 2023, and have been recorded within “Acquisition, cyber incident, and other, net” in the Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Project Orion
In February 2023, we announced our transformation program, “Project Orion,” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. Since going public in 2018, we have acquired over 100 facilities, or approximately 40% of our total warehouse facility network. Project Orion will enable us to better integrate many of these recent acquisitions and position us well for the integration of future acquisitions. The

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation plant maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years. Since inception, the Company has incurred $61.8 million of implementation costs related to Project Orion of which $43.9 million has been deferred within “Other Assets” on the Consolidated Balance sheet and $13.9 million and $3.9 million were recognized within Acquisition, cyber incident, and other, net for the years ended December 31, 2023 and 2022 respectively.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated.
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

Reclassifications
As further described in Note 3-Business Combinations and Asset Acquisitions to the Consolidated Financial Statements, the Comfrio business met the held for sale criteria upon acquisition and as such is presented as discontinued operations. Newly acquired businesses that meet the held for sale criteria, at the acquisition date, are classified as discontinued operations. The Company has reclassified financial results associated with the Comfrio business as discontinued operations for all periods presented. The Company successfully sold the Comfrio business in August of 2023 and the related gain on sale has been classified within discontinued operations on the Consolidated Statement of Operations. In conjunction with the sale, the Company also removed the related assets and liabilities of the business previously classified as assets and liabilities held for sale.
The Company reclassified Interest income, Gain on sale of partially owned entities, and Foreign currency exchange loss, net into other, net for all periods presented on the Consolidated Statement of Operations herein. Lastly, the Consolidated Statement of Cash Flows includes includes various reclassifications, all within cash provided by operating activities, to conform current and prior period presentation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Significant Risks and Uncertainties
The Company was negatively impacted by the COVID-19 pandemic during the years ended December 31, 2022, and 2021 by way of (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting associate turnover, availability and cost; and (iv) the impact of inflation on the cost to provide our services. Over the last twelve months, the food supply chain has shown gradual improvements, although inflation continues to persist. The Company has mitigated the impacts of such challenges by implementing contractual rate escalations which, in part, offsets the impact of inflationary pressures and costs.
Our business was also impacted by inflation and interest rate increases during the second half of 2022 and throughout 2023. We believe we are positioned to address continued inflationary pressure as it arises through our ability to increase pricing with our customers.
Refer to Item 1A - Risk Factors for a detailed discussion of other risk and uncertainties.
Property, Buildings and Equipment
Property, buildings and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 40 to 43 years for buildings, 5 to 20 years for building and land improvements, and 3 to 15 years for machinery and equipment. For the years ended December 31, 2023, 2022 and 2021, the Company recorded depreciation expense of $316.8 million, $295.7 million and $284.6 million, respectively. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in “Other, net” on the accompanying Consolidated Statements of Operations. Gains or losses from the sale of real estate assets are reported within “(Gain) loss on sale of real estate” in the accompanying Consolidated Statement of Operations as a component of operating expenses.
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
For the years ended December 31, 2023, 2022 and 2021, the Company recorded long-lived asset impairment charges of $236.5 million, $7.4 million and $3.3 million, respectively, within “Impairment of indefinite and long-lived assets” on the accompanying Consolidated Statements of Operations.

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
Capitalization of costs begins when the activities necessary to get the development project ready for its intended use commence, which include costs incurred before the beginning of construction. Capitalization of costs ceases when the development project is substantially complete and ready for its intended use. We generally consider a development project to be substantially complete and ready for its intended use upon receipt of a certificate of occupancy. However, our automated equipment installed in our facilities could require capitalization of costs until the related equipment is considered fully operational. If and when development of a property is suspended pursuant to a formal change in the planned use of the property, we will evaluate whether the accumulated costs exceed the estimated value of the project and write off the amount of any such excess accumulated costs. For a development project that is suspended for reasons other than a formal change in the planned use of such property, the accumulated project costs are written off. Capitalized costs are allocated to the specific components of a project that are benefited.
Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within ASC 842, Leases, and a right-of-use (“ROU”) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less, and not expected to renew beyond 12 months, are not recorded on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. ROU assets are subsequently measured at the value of the remeasured lease liability, adjusted for the remaining balance of the following, as applicable: lease incentives, cumulative prepaid or accrued rent and unamortized initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Depreciation expense on assets acquired under financing leases is included in “Depreciation and amortization” on the accompanying Consolidated Statements of Operations. Amortization of leased assets classified as “Operating lease right-of-use assets” on the accompanying Consolidated Balance Sheets is included within cost of operations for the respective segment the asset pertains to, or within “Selling, general, and administrative” for corporate assets on the accompanying Consolidated Statements of Operations. As with other long-lived assets, ROU assets are reviewed for impairment when events or change in circumstances indicate the carrying value may not be recoverable.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

In reference to certain temperature-controlled warehouses where the Company is the lessee in an acquired business, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date.
Operating leases are included in “Operating lease right-of-use assets”, “Accounts payable and accrued expenses” and “Operating lease obligations” on our Consolidated Balance Sheets. Financing lease assets are included in “Financing leases – net”, “Accounts payable and accrued expenses” and “Financing lease obligations ” on our Consolidated Balance Sheets.
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
For operating leases wherein we are the lessor, we assess the probability of payments at commencement of the lease contract and subsequently recognize lease income, including variable payments based on an index or rate, over the lease term on a straight-line basis, as a component of “Rent, storage, and warehouse services”. We continue to measure and disclose the underlying assets subject to operating leases based on our policies for application of ASC 360, Property, Plant and Equipment.
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
Business Combinations and Asset Acquisitions
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Identifiable Intangible Assets
Identifiable intangible assets consist of a trade name, customer relationships, in-place lease and assembled workforce.
The Company’s trade name asset is indefinite-lived, thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2023, 2022 and 2021.
Customer relationship assets are the Company’s largest finite-lived assets and are amortized over 18 to 40 years using the straight-line method, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Customer relationship amortization expense for the years ended December 31, 2023, 2022 and 2021 was $36.9 million, $35.7 million and $34.2 million, respectively. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2023, 2022 and 2021.
Additional details regarding the remaining intangibles balances, which are not significant to the Company's overall policy, can be found in Note 5 - Goodwill and Intangible Assets.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired in connection with business combinations. All acquisition-related goodwill balances are allocated amongst the Company’s reporting units based on the nature of the acquired operations that originally created the goodwill.
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test.
When quantitatively evaluating whether goodwill of a reporting unit is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The Company estimates the fair value of its reporting units

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

using a methodology, or combination of methodologies, including a discounted cash flow analysis and/or a market-based valuation. The estimates of future cash flows are subject, but not limited to the following inputs and assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rate, macro economic conditions, and discount rates, which are affected by expectations about future market and economic conditions. The assumptions and inputs are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2023, our reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, Europe warehouse and Asia-Pacific warehouse.

Goodwill
As of October 1, 2023, as a result of its annual evaluation, the Company determined its goodwill within the Europe warehouse reporting unit, a component of the warehouse operating segment, was fully impaired. Accordingly, the Company recognized a goodwill impairment loss of $236.5 million within “Impairment of indefinite and long-lived assets” in the Consolidated Statements of Operations during the year ended December 31, 2023. Factors that led to this conclusion include i) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond the Company’s control, ii) inability to achieve local operating results at historical underwritten values, and iii) increased tax rates applicable in the related European jurisdictions. The Company engaged the assistance of a third-party valuation firm to perform the goodwill quantitative impairment test, which entailed an assessment of the Europe Warehouse reporting unit’s fair value relative to the carrying value that was derived using the income approach. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The estimation of the net present value of future cash flows is based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the discount rates are the most subjective and/or complex. These assumptions are based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is no remaining goodwill related to the Europe warehouse reporting unit following this impairment. The results of our 2023 impairment test for our reporting units other than Europe warehouse indicated that the estimated fair value of each of our reporting units was in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.

In 2022, the Company strategically shifted its focus to the core warehouse portfolio, terminating and winding down business with one of the largest customers in the North America third-party managed reporting unit resulting in a goodwill impairment charge of $3.2 million. There is no remaining goodwill related to the North America third-party managed reporting unit following this impairment, as the remaining business is immaterial. Historically, our reporting units have generated sufficient returns to recover the value of goodwill.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The following table provides a summary of activity of the allowance for doubtful accounts (in thousands):

	Balance at beginning of year	Change in reserve due to the provision	Change in reserve due to the interest adjustment	Amounts written off, net of recoveries	Balance at end of year
Year ended December 31, 2023	$15,951	6,422	6,296	(7,022)	$21,647
Year ended December 31, 2022	$18,755	7,394	4,514	(14,712)	$15,951
The Company records interest on delinquent billings in “Other, net” on the accompanying Consolidated Statements of Operations when collected.
Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of “Interest expense” in the accompanying Consolidated Statements of Operations. The Company amortizes such costs based on the effective interest rate or on a straight-line basis, if the difference between the two methods is considered otherwise immaterial. Deferred financing costs related to revolving line of credit are classified as Other assets, whereas deferred financing costs related to debt are offset against the related principal balance, as applicable in the accompanying Consolidated Balance Sheets.
Variable Interest Entities (VIEs)
We are party to VIEs that are immaterial to our consolidated financial statements. During 2022, we recognized a gain of $3.4 million within “Other, net” on the Consolidated Statement of Operations upon extinguishment of New Market Tax Credit (“NMTC”) agreements which were dissolved immediately following the conclusion of the seven-year compliance period during which the tax credits were recognized.

Revenue Recognition
Revenues for the Company include rent, storage and warehouse services (collectively, Warehouse Revenue), transportation services (Transportation Revenue) and third-party managed services for locations or logistics services managed on behalf of customers (Third-Party Managed Revenue). The Company made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (e.g., sales, use, value added, some excise taxes).
Warehouse Revenue
The Company’s customer arrangements generally include rent, storage and service elements that are priced separately. Revenues from storage and handling are recognized over the period consistent with the transfer of the service to the customer. Multiple contracts with a single counterparty are accounted for as separate arrangements.

Americold Realty Trust, Inc. and Subsidiaries
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
Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its stockholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2023, 2022 and 2021. For all periods presented, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2023, 2022 and 2021, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), and for the Company’s foreign entities. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it had no undistributed E&P as of December 31, 2023. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, qualified dividends, capital gains, non-taxable income return of capital, or a combination of the four. Common share dividends that exceed current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the stockholder’s basis in the common share. At the beginning of each year, we notify our stockholders of the taxability of the common share dividends paid during the preceding year. The payment of common share dividends is dependent upon our financial condition, operating results, and REIT distribution requirements and may be adjusted at the discretion of the Company’s Board of Directors. The composition of the Company’s distributions per common share for each year presented is as follows:

Common Shares	2023	2022	2021
Ordinary income	66%	41%	41%
Capital gains	0%	0%	0%
Return of capital	34%	59%	59%
	100%	100%	100%
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries incorporated Pillar 2 model rules into their laws. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2 which may result in variation in the application of the model rules and timelines. We are still evaluating the potential consequences of Pillar 2 on our longer-term financial position but we do not expect a material impact in 2024.

Pension and Post-Retirement Benefits
The Company has defined benefit pension plans that cover certain union and nonunion associates. The Company also participates in multi-employer union defined benefit pension plans under collective bargaining agreements for certain union associates. The Company also has a post-retirement benefit plan to provide life insurance coverage to eligible retired associates. The Company also offers defined contribution plans to all of its eligible associates. Contributions to multi-employer union defined benefit pension plans are expensed as incurred, as are the Company’s contributions to the defined contribution plans. For the defined benefit pension plans and the post-retirement benefit plan, an asset or a liability is recorded in the consolidated balance sheet equal to the funded status of the plan, which represents the difference between the fair value of the plan assets and the projected benefit obligation at the consolidated balance sheet date. The Company utilizes the services of a third-party actuary to assist in the assessment of the fair value of the plan assets and the projected benefit obligation at each measurement date. Certain changes in the value of plan assets and the projected benefit obligation are not recognized immediately in earnings but instead are deferred and recorded in “Adjustment to accrued pension liability” in the accompanying Consolidated Statements of Comprehensive (Loss) Income and amortized to earnings in future periods.
Foreign Currency Gains and Losses
The local currency is the functional currency for the Company’s operations in Australia, Canada, Chile, New Zealand, Argentina, Poland and Eurozone countries. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of equity in accumulated other comprehensive income (loss) until a partial or complete liquidation of the Company’s net investment in the foreign operation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

From time to time, the Company’s foreign operations may enter into transactions that are denominated in a currency other than their functional currency. These transactions are initially recorded in the functional currency of the subsidiary based on the applicable exchange rate in effect on the date of the transaction. On a monthly basis, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rate in effect on the remeasurement date. Any adjustment required to remeasure a transaction to the equivalent amount of functional currency is recorded within “Other, net” in the accompanying Consolidated Statements of Operations.
Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of “Foreign currency exchange loss” within “Other, net” in the accompanying Consolidated Statements of Operations, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to “Accumulated other comprehensive income (loss)”. Refer to Note 10-Derivatives for further details. Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recorded in “Change in unrealized net loss on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income.
Certain foreign denominated debt instruments have been designated as a hedge of our net investment in the international subsidiaries which were funded. The remeasurement of these instruments is recorded in “Change in unrealized net loss on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income. Refer to Note 10-Derivatives for further details.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

3. Business Combinations and Asset Acquisitions
Acquisitions Completed During 2023
Acquisition of Safeway
On October 5, 2023, the Company completed the acquisition of Safeway, which is a temperature-controlled warehouse located in Southern New Jersey for total consideration of approximately $24.0 million. New Jersey is a strategic market for Americold where we own 15 facilities, and this acquisition complements the Company’s existing portfolio in this market. This transaction was accounted for as an asset acquisition. The Company allocated the consideration or cost of the asset acquisition based on the relative fair values of the assets acquired and liabilities assumed. The relative fair values were estimated using the principles of ASC 805 and ASC 820. We allocated the cost of the acquisition as follows: Land ($4.4 million), building and improvements ($13.0 million), machinery and equipment ($5.2 million), cash ($1.0 million), accounts receivable ($0.7 million) and other assets ($0.5 million). As this transaction was accounted for as an asset acquisition no goodwill was recorded. The finalized fair values of the assets acquired, liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management including information from prior valuations of similar entities and the books and records of Safeway.
Acquisition of Ormeau Cold Store
On July 7, 2023 the Company completed the acquisition of Ormeau, which operates a single facility located in Northern NSW, Australia for total consideration of A$35.1 million, or $23.5 million, based on the exchange rate between the AUD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included assigning the fair values of the assets acquired including $3.6 million of land, $15.0 million of buildings and improvements, and $5.0 million of machinery and equipment, all of which are allocated to the Warehouse segment. This transaction was accounted for as an asset acquisition, therefore no goodwill was recognized. The finalized fair values of the assets acquired, liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management including information from prior valuations of similar entities and the books and records of Ormeau.
Purchase of Comfrio Joint Venture
In connection with the 2020 Agro acquisition, the Company acquired 22% of equity ownership in Comfrio. The remaining interests were held by the general partner and two minority shareholders. The JV agreement included a fair value call/put option which would allow the remaining 78% interest in Comfrio to be either purchased by or sold to the Company through either the exercise of the Company’s call option or the exercise of the general partner’s put option. Once the exercise of the put was deemed probable, the Company remeasured the fair value of the put option, which resulted in a loss of $56.6 million. The fair value of the put option was determined using inputs classified as Level 3 within the fair value hierarchy. In April 2023, the two parties received regulatory approval from the Brazilian government, and the acquisition closed on May 30, 2023 (the “Acquisition Date”). Total consideration paid was $56.6 million, of which $46.7 million was funded during the year ended December 31, 2023. Prior to the Acquisition Date, the Company’s 22% equity interest was accounted for as an equity method investment. Given the financial condition of the acquiree, the Company remeasured its interest and determined no gain or loss should be recognized upon the closing of the acquisition.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The final asset and liability fair values associated with the acquisition were each $87.0 million, including measurement period adjustments recorded during the year ended December 31, 2023. The final fair values of the assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of Comfrio. Given the financial condition of Comfrio, the Company, in collaboration with the third party valuation specialist, determined that the liquidation valuation approach was most appropriate to measure the fair value of the assets and liabilities of Comfrio. Accordingly, the Company determined the fair values of the assets and liabilities acquired based on what was determined to be recoverable if Comfrio were liquidated.
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
The primary components of the loss from discontinued operations during the year ended December 31, 2023, 2022, and 2021 are included in the table below.

	As of December 31,
(In Thousands)	2023	2022	2021
Results of discontinued operations
Revenue	$29,471	$—	$—
Operating expenses	32,088	—	—
Estimated costs of disposal	4,616	—	—
Loss from partial investment pre-acquisition	4,111	8,382	1,281
Gain from sale of Comfrio	(1,082)	—	—
Pre-tax loss	(10,262)	(8,382)	(1,281)
Income tax expense	(191)	—	—
Loss - discontinued operations, net of tax	$(10,453)	$(8,382)	$(1,281)

During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold (of which $15.0 million was borrowed during the first quarter of 2023) at a 10% annual fixed interest rate. During the year ended December 31, 2023, the Company fully impaired the outstanding balance, which was recorded in “Impairment of related party loan receivable” on the Consolidated Statements of Operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Acquisition Completed During 2022
On July 1, 2022, the Company completed the acquisition of De Bruyn Cold Storage (“De Bruyn”) which operates a single facility located in Tasmania, Australia for total consideration of A$23.5 million, or $16.0 million, based on the exchange rate between the AUD and USD on the closing date of the transaction. The acquisition accounting related to the consideration transferred primarily included assigning the fair values of the assets acquired and liabilities assumed including $1.0 million of land, $8.2 million of buildings and improvements, $3.7 million of machinery and equipment, and $3.1 million of goodwill, all of which are allocated to the Warehouse segment. The finalized fair values of the assets acquired, liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records of De Bruyn. The acquisition accounting was finalized during the year ended 2023, and there were no material measurement period adjustments during the year ended December 31, 2023. We have included the financial results of the acquired operations in our Warehouse segment since the date of the acquisition.

4. Investments in Partially Owned Entities
As of December 31, 2023 and December 31, 2022, our investments in partially owned entities accounted for under the equity method of accounting presented in our Consolidated Balance Sheets consists of the following (in thousands):

Joint Venture	Location	% Ownership 2023	December 31, 2023	% Ownership 2022	December 31, 2022
Superfrio	Brazil	14.99%	$32,350	14.99%	$30,445
RSA	Dubai	49.00%	4,073	—%	—
Comfrio	Brazil	—%	—	22.12%	1,435
LATAM	Chile	—%	—	15.00%	36,943
			$36,423		$68,823
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
During 2021, the Company contributed an aggregate R$40.7 million (or USD $7.6 million ) in capital to the SuperFrio joint venture. The capital calls from SuperFrio were issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remained unchanged. There were no material amounts contributed to the SuperFrio JV during 2023 and 2022, and no further contributions are expected at this time.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

RSA Joint venture
On February 28, 2023, the Company purchased a 49% equity interest in a newly formed entity, the RSA JV, in a transaction that is accounted for as a joint venture. In exchange for our equity interest, the Company paid $4.0 million in total. RSA Cold Holdings Limited contributed their Dubai cold storage business, which consists of a single cold storage warehouse, in exchange for the remaining 51% equity interest in the joint venture. As a result of this transaction, we recognized our subsidiary’s 49% equity investment in the RSA JV at its estimated fair value of $4.0 million within “ Investments in and advances to partially owned entities ” on the Consolidated Balance Sheets. Under the terms of the JV agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the RSA JV starting August 28, 2025, with the exercise price to be set as the fair market value of the shares on the exercise date.
In September 2023, the Company executed Bridge Loan Agreement with the JV (the “Bridge Loan”), extending a short-term financing (i.e., unsecured credit facility) to the JV, through which the JV can draw down up to approximately $7.4 million and use it to fund its Phase 2 construction. The outstanding balance as of December 31, 2023 is $1.7 million and is recognized within “ Investments in and advances to partially owned entities ” on the Consolidated Balance Sheets.

Comfrio Joint Venture
As a result of the Agro acquisition which closed on December 30, 2020, the Company acquired Agro’s 22.12% share of ownership in Comfrio. During the year ended December 31, 2023, the Company both purchased and subsequently sold the remaining interest in the joint venture. Refer to Note 3-Business Combinations and Asset Acquisitions for further information regarding the acquisition and disposition of the Comfrio portfolio.
During the year ended December 31, 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio is allowed to borrow $25 million from Americold at a 10% annual fixed interest rate. As of December 31, 2022, the loan receivable and related accrued interest due from Comfrio of $10.1 million is reflected under “ Investments in and advances to partially owned entities ” on the Consolidated Balance Sheets. During the year ended December 31, 2023, the Company fully impaired the outstanding balance, which was recorded in Impairment of related party loan receivable on the Consolidated Statements of Operations.
Latin America Joint Venture

On May 31, 2022, we formed the LATAM JV in an effort to help us grow our business and market presence in the Latin America region, excluding Brazil. Our JV partner committed to invest approximately $209.0 million in exchange for 85% of the total equity interests, and we contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interests in the joint venture. Our JV partner’s contribution commitment includes an initial contribution of $8 million at closing and the remainder as a contribution receivable to the LATAM JV. The JV partner must complete its remaining contribution payments over the next four-year period through December 31, 2025 and in doing so, it retains its 85% equity ownership during this period. As a result of this transaction, we recognized a loss of approximately $4.1 million within “Other income (expense)” on the Consolidated Statements of Operations (net of accumulated foreign currency translation loss related to the Chilean business) upon the deconsolidation of this entity and subsequent recognition of our subsidiary’s 15% equity investment in the LATAM JV at its estimated fair value of $37.0 million within “ Investments in and advances to partially owned entities ” on the Consolidated Balance Sheets.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On May 30, 2023, the Company sold its remaining 15% equity interest to the LATAM JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other, net” on the Consolidated Statements of Operations.
5. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2023, 2022 are as follows (in thousands):

	Warehouse	Transportation	Third-party managed	Total
	(In thousands)
December 31, 2021	$1,040,115	$29,654	$3,211	$1,072,980
Goodwill acquired	3,076	—	—	3,076
Purchase price allocation adjustments	(5,048)	—	—	(5,048)
Derecognition of Goodwill upon deconsolidation of entity	(6,653)	—	—	(6,653)
Goodwill Impairment	—	—	(3,211)	(3,211)
Impact of foreign currency translation	(27,507)	—	—	(27,507)
Other adjustments	(14,697)	14,697	—	—
December 31, 2022	$989,286	$44,351	$—	$1,033,637
Purchase price allocation adjustments	(4,348)	—	—	(4,348)
Goodwill Impairment	(236,515)	—	—	(236,515)
Impact of foreign currency translation	1,230	—	—	1,230
December 31, 2023	$749,653	$44,351	$—	$794,004
Refer to Note 2-Summary of Significant Accounting Policies for additional information regarding the goodwill impairment charges recorded during 2023 and 2022.
Intangible assets, other than goodwill, are as follow as of December 31, 2023 and 2022 (in thousands):

	As of
	December 31, 2023			December 31, 2022
Intangible asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationship	$1,023,107	$(141,077)	$882,030	$1,013,258	$(103,615)	$909,643
In-place lease and assembled workforce	$4,254	$(3,946)	$308	$4,825	$(4,322)	$503
Trade name	$16,700	$(1,623)	$15,077	$16,700	$(1,623)	$15,077
Total intangible assets, other than goodwill	$1,044,061	$(146,646)	$897,415	$1,034,783	$(109,560)	$925,223
The change in gross carrying amount for customer relationship assets from December 31, 2022 to 2023 is due to a increase in foreign exchange rate movement of $9.8 million. The change in accumulated amortization for intangible assets from December 31, 2022 to 2023 is due to amortization expense of $36.9 million.
The estimated amortization for each of the next five years is approximately $37.0 million, and approximately $697.4 million thereafter. The weighted average remaining useful life as of December 31, 2023 for our customer relationships is 26 years and for our assembled workforce is 2.8 years. There is no remaining net carrying amount

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

related to In-place lease as of December 31, 2023. Additionally, we have an indefinite-lived Trade name asset with a carrying value of $15.1 million as of December 31, 2023 and 2022, respectively.
6. Other Assets
Other assets as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Capitalized costs related to Project Orion	$43,948	$3,255
Prepaid accounts	40,942	26,490
Inventory and supplies	30,719	29,297
Value Added Tax Receivable	17,339	12,103
Fair Value of Derivatives	15,480	23,520
Other	45,650	64,040
	$194,078	$158,705
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Trade payables	$201,094	$215,255
Accrued payroll and employee benefits	107,663	107,238
Other accrued expenses	91,312	70,218
Dividends payable	63,564	60,419
Accrued utilities, property taxes, and warehouse costs	43,702	44,107
Accrued workers’ compensation expenses	33,030	31,943
Accrued interest	28,399	28,360
	$568,764	$557,540
8. Acquisition, cyber incident and other, net
The components of the charges included in “Acquisition, cyber incident, and other, net” in our Consolidated Statements of Operations are as follows (in thousands):

	Years Ended December 31,
Acquisition, cyber incident, and other, net	2023	2022	2021
Cyber incident related costs, net of insurance recoveries	$28,877	$(2,210)	$(447)
Project Orion expenses	13,929	3,945	—
Severance costs	11,668	6,530	8,908
Acquisition and integration related costs	5,094	20,073	39,265
Other, net	1,500	(160)	751
Pension plan termination charges	2,461	—	—
Litigation	558	179	2,217
Terminated site operations costs	—	4,154	884
Total acquisition, cyber incident and other, net	$64,087	$32,511	$51,578

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies in Europe and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses.

Acquisition related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Refer to Note 3-Business Combinations and Asset Acquisitions for further information regarding recent acquisitions.

Other, net expense during the year ended December 31, 2023 relates to insurance deductibles for damages to our warehouses resulting from a hail storm and roof collapse.
During the year ended December 31, 2023 the Company incurred charges related to the termination of the Americold Retirement Income Plan (“ARIP”) resulting in the recognition of a $2.5 million settlement loss. Refer to Note 1-Description of the Business of the Consolidated Financial Statements for additional information.
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
Terminated site operations costs relates to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. Additionally, terminated site operations costs include those incurred to wind down operations at recently sold facilities. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected within “Rent, storage and warehouse services cost of operations” on the Consolidated Statements of Operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9. Debt
The following table reflects a summary of our outstanding indebtedness (in thousands):

	December 31, 2023	December 31, 2022
	Carrying Amount	Carrying Amount
Senior Unsecured Notes	$1,777,925	$1,752,875
Senior Unsecured Term Loans	833,775	829,450
Senior Unsecured Revolving Credit Facility	392,156	500,052
Total principal amount of indebtedness	$3,003,856	$3,082,377
Less: unamortized deferred financing costs	(10,578)	(13,044)
Total indebtedness, net of deferred financing costs	$2,993,278	$3,069,333
The following tables provides the details of our Senior Unsecured Notes (balances in thousands):

			December 31, 2023		December 31, 2022
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Series B Notes	01/2029	4.86%	$400,000	$400,000	$400,000	$400,000
Series C Notes	01/2030	4.10%	$350,000	$350,000	$350,000	$350,000
Series D Notes	01/2031	1.62%	€400,000	$441,560	€400,000	$428,200
Series E Notes	01/2033	1.65%	€350,000	$386,365	€350,000	$374,675
Total Senior Unsecured Notes				$1,777,925		$1,752,875
The following tables provides the details of our Senior Unsecured Term Loans (balances in thousands):

	December 31, 2023				December 31, 2022
	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.95%		$375,000	375,000
Tranche A-2	CDOR + 0.94%	C$	250,000	188,775	CDOR + 0.95%	C$	250,000	184,450
Delayed Draw Tranche A-3	SOFR + 0.94%		$270,000	270,000	SOFR + 0.95%		$270,000	270,000
Total Senior Unsecured Term Loan Facility				$833,775				$829,450
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides the details of our Senior Unsecured Revolving Credit Facility (balances in thousands):

	December 31, 2023				December 31, 2022
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR + 0.84%		$34,000	$34,000	SOFR + 0.85%		$225,000	$225,000
Australian dollar	BBSW + 0.84%	A$	191,000	$130,108	BBSW + 0.85%	A$	146,000	$99,470
British pound sterling	SONIA + 0.84%		£78,000	$99,302	SONIA + 0.85%		£76,500	$92,435
Canadian dollar	CDOR + 0.84%	C$	35,000	$26,429	CDOR + 0.85%	C$	50,000	$36,890
Euro	EURIBOR + 0.84%		€67,500	$74,513	EURIBOR + 0.85%		€35,500	38,003
New Zealand dollar	BKBM + 0.84%	NZD	44,000	$27,804	BKBM + 0.85%	NZD	12,998	8,254
Total Senior Unsecured Revolving Credit Facility				$392,156				$500,052
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
In connection with the refinancings that occurred during the years ended December 2022 and 2021, the Company recorded $0.6 million and $2.9 million, respectively, to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations. No refinancings occurred during the year ended December 31, 2023.
Revolving Facility
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multicurrency component. The revolving credit facility matures in August 2026; however, the Company has the option to extend maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity, and an additional extension fee must be paid. Unamortized deferred financing costs related to the revolving credit facility are included in “ Other assets” in the accompanying Consolidated Balance Sheets totaling $6.4 million and $8.8 million as of December 31, 2023 and December 31, 2022, respectively. These fees are amortized as interest expense under the straight-line method as the impact of amortizing under effective interest method is not materially different.

Term Loan
The Senior Unsecured Term Loan A consists of three tranches. Tranche A-1 consists of a $375 million USD term loan, an increase from the previous amount of $175 million USD, with a maturity date of August 2025; however, the Company has the option to extend maturity up to two times, each for a twelve months period. Tranche A-2 consists of a C$250 million term loan with a maturity date of January 2028, and does not have any extension options. Tranche A-3 consists of a $270 million USD term loan delayed draw facility, which matures in January

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2028, and does not have any extension options. As previously mentioned, the Company drew the Tranche A-3 on November 1, 2022, to repay its 2013 Mortgage Notes. The remaining proceeds of the delayed draw facility were used for general corporate purposes. Unamortized deferred financing costs related to the Senior Unsecured Term Loan A are included in “Senior unsecured notes and term loans - net of deferred financing cost” on the accompanying Consolidated Balance Sheets totaling $3.1 million and $4.2 million as of December 31, 2023, and December 31, 2022, respectively. These amounts are amortized as interest expense under the effective interest method through the maturity date.
There were $20.8 million letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility as of December 31, 2023.
Our Senior Unsecured Revolving Facility contains representations, covenants and other terms customary for a publicly traded REIT. In addition, it contains certain financial covenants, as defined in the credit agreement, including:
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

Material Acquisition in our Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 2023, the Company was in compliance with all debt covenants.

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
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400.00 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Series D”) and (ii) €350,000 senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Series E”). Interest is payable on January 7 and July 7 of each year until maturity. In connection with entering into the agreement, we incurred approximately $4.5 million of debt issuance costs related to the issuance, which we amortize as interest expense under the effective interest method.

Americold Realty Trust, Inc. and Subsidiaries
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

As of December 31, 2023, the Company was in compliance with all debt covenants.
2013 Mortgage Loans
On May 1, 2013, we entered into a mortgage financing in an aggregate principal amount of $322.0 million, which we referred to as the 2013 Mortgage Loans. The debt consisted of a senior debt note and two mezzanine notes. The components were cross-collateralized and cross-defaulted. The senior debt note required monthly principal payments. The mezzanine notes required no principal payments until the stated maturity date in May 2023. The 2013 Mortgage Loans became prepayable at par and the Company repaid at that time using proceeds from the Senior Unsecured Tranche A-3 term loan on November 1, 2022. Cash outflows related to this prepayment are included in Repayment of term loans, mortgage notes, and notes payable on the Consolidated statement of cash flows for the year-ended December 31, 2022.
Aggregate future repayments of indebtedness

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The aggregate maturities of indebtedness as of December 31, 2023 for each of the next five years and thereafter, are as follows:

Years Ending December 31:	(In thousands)
2024	$—
2025	—
2026	200,000
2027	767,156
2028	458,775
Thereafter	1,577,925
Aggregate principal amount of debt	3,003,856
Less unamortized deferred financing costs	(10,578)
Total debt net of deferred financing costs	$2,993,278
10. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of December 31, 2023, the Company designated £78.0 million, A$191.0 million and €817.5 million of debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2022, the Company designated £76.5 million, A$146.0 million and €785.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net loss on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income.
Refer to Note 18-Accumulated Other Comprehensive Income (Loss) for additional details regarding the impact of the Company’s net investment hedges on AOCI for the years ended December 31, 2023, 2022 and 2021.
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
The following table includes the key provisions of the interest rate swaps outstanding as of December 31, 2023 and December 31, 2022 (fair value in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2023	Liability Fair Value as of December 31, 2023
$200 million	3.05%	12/29/2023	7/30/2027	$3,687	$—
$175 million	3.47%	11/30/2022	7/30/2027	788	—
$270 million	3.05%	11/01/2022	12/31/2027	5,106	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	330
			Total	$9,581	$330

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2022	Liability Fair Value as of December 31, 2022
$200 million	3.65%	9/23/2022	12/29/2023	$2,240	$—
$200 million	3.05%	12/29/2023	7/30/2027	2,328	—
$175 million	3.47%	11/30/2022	7/30/2027	2,020	—
$270 million	3.05%	11/01/2022	12/31/2027	8,034	—
C$250 million	3.59%	9/23/2022	12/31/2027	950	—
			Total	$15,572	$—
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated Other Comprehensive Income” and is being amortized to “Loss on debt extinguishment, modifications and termination of derivative instruments” through 2024. The amortization of costs recognized in the Consolidated Statements of Operations from terminating these swaps was $2.5 million, $2.5 million, and $2.7 million during the years ended December 31, 2023, 2022, and 2021, respectively.
The Company is subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. The Company implemented cross-currency swaps to manage the foreign currency exchange rate risk on certain intercompany loans. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed AUD amounts over the life of the respective intercompany loan. The Company’s outstanding intercompany loans receivable balance of A$153.5 million was hedged under the cross-currency swap agreements at December 31, 2023 and 2022. The Company previously had a cross-currency swap agreement that involved the receipt of fixed USD amounts in exchange for payment of fixed NZD amounts over the life of an intercompany loan balance of NZD 37.5 million, which matured on December 13, 2023.
For derivatives designated and that qualify as cash flow hedges of foreign exchange risk, the gain or loss on the derivative is recorded as “Unrealized gain (loss) on cash flow hedges” on the Consolidated Statements of Comprehensive (Loss) Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line item as the earnings effect of the hedged transaction. During the next year, the Company estimates that an additional $0.2 million will be reclassified as an increase to Foreign currency exchange loss (a component of “Other, net” on the Consolidated Statements of Operations) and an additional $11.7 million will be reclassified as a decrease to “Interest expense” and a corresponding increase to operating cash flows. Additionally, during the next year, the Company estimates that an additional $1.0 million will be reclassified as an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to the 2020 termination described above.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company determines the fair value of its derivative instruments using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, implied volatilities, foreign currency spot and forward rates. The fair values are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Foreign currency spot, forward and cross-currency basis are also incorporated into the valuation of cross-currency swaps. These inputs are classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Consolidated Balance Sheets within “ Other assets” and derivative liability balances are recorded on the accompanying Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments as of December 31, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Designated derivatives
Foreign exchange contracts	$5,899	$7,948	$—	$—
Interest rate contracts	9,581	15,572	330	—
Total fair value of derivatives	$15,480	$23,520	$330	$—

The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, including the impacts to AOCI (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative			Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Income
	As of December 31,				As of December 31,
	2023	2022	2021		2023	2022	2021
Interest rate contracts	$7,504	$15,572	$—	Interest expense	$13,825	$721	$—
				Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(2,513)	(2,507)	(2,681)
Foreign exchange contracts	1,028	5,933	11,626	Foreign currency exchange (loss) gain, net	200	7,602	7,595
				Interest expense	374	371	(175)
Total designated cash flow hedges	$8,532	$21,505	$11,626		$11,886	$6,187	$4,739
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings through August 30, 2024. During the year ended December 31, 2023, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

The Company’s derivatives are subject to master netting agreements, but there was no impact of offsetting as of December 31, 2023 and December 31, 2022.

As of December 31, 2023 and December 31, 2022, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
11. Sale-Leasebacks of Real Estate
The Company’s outstanding sale-leaseback financing obligations of real estate-related long-lived assets as of December 31, 2023 and 2022 are as follows:

	Maturity	Interest Rate as of December 31, 2023	2023	2022
			(In thousands)
1 warehouse – 2010	7/2030	10.34%	$16,912	$17,607
11 warehouses – 2007	9/2027	7.00% - 19.59%	78,735	84,406
3 facilities - 2007 (Agro)	7/2031	10%	60,987	63,550
1 facility - 2013 (Agro)	12/2033	10%	5,303	5,526
Total sale-leaseback financing obligations			$161,937	$171,089
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

As of December 31, 2023, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Years Ending December 31:	(In thousands)
2024	$27,787
2025	28,075
2026	28,363
2027	25,123
2028	13,233
Thereafter	115,801
Total minimum payments	238,382
Interest portion	(76,445)
Present value of net minimum payments	$161,937
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
As of December 31, 2023, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Components of lease expense:
Operating lease cost (a)	$44,971	$52,331	$59,405
Financing lease cost:
Depreciation	26,129	25,687	29,743
Interest on lease liabilities	444	3,063	7,135
Sublease income	(5,856)	(7,991)	(3,785)
Net lease expense	$65,688	$73,090	$92,498
(a) Includes short-term lease and variable lease costs, which are immaterial.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Other information related to leases is as follows:

	Years Ended December 31,
	2023	2022	2021

Supplemental Cash Flow Information (in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(35,510)	$(42,949)	$(52,226)
Financing cash flows from finance leases	$(39,214)	$(33,860)	$(32,441)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$6,244	$7,889	$50,886
Finance leases	$59,276	$18,694	$24,567
Weighted-average remaining lease term (years)
Operating leases	10.6	11.1	11.7
Finance leases	3.9	3.3	3.6
Weighted-average discount rate
Operating leases	2.8%	2.8%	2.7%
Finance leases	3.9%	3.2%	3.4%
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows (in thousands):

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
2024	$35,335	$36,917	$72,252
2025	31,328	24,554	55,882
2026	27,506	19,776	47,282
2027	25,050	14,732	39,782
2028	23,710	8,294	32,004
Thereafter	135,588	2,062	137,650
Total future minimum lease payments	$278,517	$106,335	$384,852
Less: Interest	(38,266)	(9,158)	(47,424)
Total future minimum lease payments less interest	$240,251	$97,177	$337,428
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
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, storage and warehouse services” in the accompanying Consolidated Statements of Operations as denoted in Note 22-Revenues from Contracts with Customers.
Property, buildings and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. The portion of these assets that are applicable to the operating leases where we are the lessor totaled $115.2 million and $85.4 million, for Land and Buildings and improvements, on a gross and net basis, respectively, as of December 31, 2023. The portion of these assets that are applicable to the operating leases where we are the lessor totaled $118.5 million and $91.1 million, for

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Land and Buildings and improvements, on a gross and net basis, respectively, as of December 31, 2022. Depreciation expense for such assets was $4.3 million, $4.2 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021.
Future minimum lease payments due from our customers on leases as of December 31, 2023 were as follows (in thousands):

Year ending December 31,	Operating Leases
2024	$47,849
2025	35,372
2026	30,209
2027	24,438
2028	21,121
Thereafter	53,616
Total	$212,605
13. Fair Value Measurements
The Company categorizes assets and liabilities that are recorded at fair values into one of three tiers based upon fair value hierarchy. These tiers include the following:
•Level 1 - Valuations based on quoted market prices in active markets for identical assets or liabilities;
•Level 2 - Valuations based on inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, model-based valuation techniques for which all significant assumptions are observable in the market, or other inputs that are observable or can be corroborated by observable market data;
•Level 3 - Valuations based on unobservable inputs that are not corroborated by market data.
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term maturities of the instruments.
The Company’s senior unsecured notes, and term loans are reported on the Consolidated Balance Sheet at their aggregate principal amount less unamortized deferred financing costs. The fair value, which is only disclosed in the footnote herein, of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance as of each valuation date. The inputs used to estimate the fair value of the Company’s senior unsecured notes and term loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, trading data on comparable unsecured industrial REIT debt, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. Refer to Note 10-Derivatives for more information regarding valuation techniques of our derivative instruments.
There were no transfers between levels within the hierarchy for the years ended December 31, 2023 and 2022, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31,
		2023	2022
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap asset	Level 2	$9,581	$15,572
Interest rate swap liability	Level 2	$330	—
Cross-currency swap asset	Level 2	$5,899	$7,948

Assets held by various pension plans:
	Level 1	$24,564	$46,155
	Level 2	$4,425	$17,344
	Level 3	$1,323	$1,143
Disclosed at fair value:
Senior unsecured notes and term loans(1)	Level 3	$2,821,064	$2,829,574

(1)The carrying value of senior unsecured notes and term loans is disclosed in Note 9-Debt.
14. Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based and market performance-based equity awards. Time-based and cliff vesting market performance-based awards are recognized on a straight-line basis over the associates’ requisite service period, as adjusted for estimate of forfeitures. The Company’s Board of Directors and certain members of management have the option to elect their annual grant in the form of either restricted stock units (“RSUs”) or OP units. The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.
The Company implemented an Employee Stock Purchase Plan (“ESPP”) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of shares in a six-month offering period, or a maximum of 2,400 shares. There are 5,000,000 shares available for issuance under the ESPP. The stock-based compensation cost of the ESPP options are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. The ESPP did not have a material impact on stock-based compensation expense during the year ended December 31, 2023.
Aggregate stock-based compensation charges were $23.6 million, $27.1 million and $23.9 million during the years ended December 31, 2023, 2022 and 2021, respectively. Routine stock-based compensation expense is included as a component of “Selling, general and administrative” expense on the accompanying Consolidated Statements of Operations. As of December 31, 2023, there was $26.5 million of unrecognized stock‑based compensation expense related to RSUs and OP units, which will be recognized over a weighted-average period of 1.8 years.

Americold Realty Trust, Inc. and Subsidiaries
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2023	Directors	12,036	1 year	$350
2023	Associates	634,109	1-3 years	$19,759
2022	Directors	4,810	1 year	$125
2022	Associates	555,719	1-3 years	$15,067
2021	Directors	6,616	1 year	$250
2021	Associates	1,004,650	1-3 years	$31,159
Restricted stock units granted for the year ended December 31, 2023 consisted of: (i) 12,036 time-based restricted stock units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 456,017 time-based graded vesting restricted stock units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March (iii) 107,177 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates (iv) 70,915 performance-based restricted stock units issued as part of Project Orion grant with a vesting period of between one to two years.
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
In January 2023, following the completion of the applicable market-performance period, the Compensation Committee determined that the 33rd percentile had been achieved for the 2020 awards and, accordingly, 97,517 units vested immediately, representing a vesting percentage of 56%.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides a summary of restricted stock unit activity under the 2010 and 2017 Plans for the year ended December 31, 2023:

Year Ended December 31, 2023
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(2)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2022	687,667	$19.5	249,447	$7.1
Granted	538,968		107,177
Market-performance adjustment(3)	N/A		(10,834)
Vested	(389,754)		(52,962)
Forfeited	(104,362)		(33,502)
Non-vested as of December 31, 2023	732,519	$20.0	259,326	$10.0
Shares vested, but not released(1)	46,890	1.4	—	—
Total outstanding restricted stock units	779,409	$21.4	259,326	$10.0
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

The weighted average grant date fair value of restricted stock units granted during years 2023, 2022, and 2021 was $31.12, $27.10 and $31.06 per unit, respectively. During the year ended December 31, 2023 the weighted average grant date fair value of vested and converted restricted stock units was $29.76 and forfeited restricted stock units was $29.71. The weighted average grant date fair value of non-vested restricted stock units was $29.09 and $28.15 per unit as of December 31, 2023 and 2022, respectively.
Market Performance-Based Restricted Stock Units
During each of the years ended December 31, 2023, 2022, and 2021, the Compensation Committee of the Board of Directors approved the annual grant of market performance-based restricted stock units under the 2017 Plan to associates of the Company. The awards utilize relative total stockholder return (“TSR”) over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI US REIT Index (“RMZ”) over a three-year market performance period, or the Market Performance Period, commencing on January 1st of the grant year and ending on December 31st of the third year, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMZ, or the RMZ Relative Market Performance. In the event that the RMZ Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

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

Award Date	Expected Stock Price Volatility (2)	Risk-Free Interest Rate	Dividend Yield (1)
2021	33%	0.31%	N/A
2022	33%	1.75%	N/A
2023	28%	4.77%	N/A
(1)Dividends are assumed to be reinvested and therefore not applicable.
(2)Volatility is based on historical stock price
OP Units Activity
The following table summarizes OP unit grants under the 2017 Plan during the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (in thousands)
2023	Directors	37,827	1 year	$1,100
2023	Associates	357,254	1-3 years	$11,917
2022	Directors	35,593	1 year	$925
2022	Associates	342,980	1-3 years	$9,087
2021	Directors	22,427	1 year	$811
2021	Associates	308,862	1-3 years	$9,938
OP units granted for the year ended December 31, 2023 consisted of: (i) 37,827 time-based OP units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 163,694 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March and (iii) 193,560 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March.
OP units granted for the year ended December 31, 2022 consisted of: (i) 35,593 time-based OP units with a one year vesting period issued to non-employee directors as part of their annual compensation, (ii) 98,994 time-based

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The following table provides a summary of the OP unit activity under the 2017 Plan for the year ended December 31, 2023:

Year Ended December 31, 2023
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2022	160,182	$4.5	462,815	$13.1
Granted	201,521		169,601
Vested	(99,210)		(155,706)
Forfeited	(26,598)		(56,334)
Non-vested as of December 31, 2023	235,895	7.1	420,376	12.7
Shares vested, but not released	252,864	7.7	93,102	—
Total outstanding OP units	488,759	$14.8	513,478	$12.7
The OP units granted for the years ended December 31, 2023, 2022 and 2021 had an aggregate grant date fair value of $13.0 million, $10.0 million, and $10.7 million, respectively. During the year ended December 31, 2023 the weighted average grant date fair value of vested OP units was $29.98 and forfeited OP units was $30.24. The weighted average grant date fair value of non-vested OP units was $30.67 and $29.39 per unit as of December 31, 2023 and 2022, respectively.
Stock Options Activity
The following table provides a summary of option activity for the year ended December 31, 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2022	105,498	$9.81	3.6
Exercised	(5,000)	9.81
Outstanding as of December 31, 2023	100,498	$9.81	2.7

Exercisable as of December 31, 2023	100,498	$9.81	2.7
All outstanding stock options were vested as of December 31, 2021. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $1.9 million, and $4.8 million, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

15. Income Taxes
As discussed in Note 2-Summary of Significant Accounting Policies, the Company operates in compliance with REIT requirements for federal income tax purposes. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where we operate conform to the federal rules recognizing REITs. The Operating Partnership is a regarded partnership under federal tax law, and the Operating Partnership’s accompanying consolidated financial statements include the related provision balances for federal income taxes. A provision for taxes of the TRSs and of foreign branches of the REIT is included in our consolidated financial statements.
The unremitted earnings and basis of certain foreign subsidiaries are indefinitely reinvested, except principally in Canada. Determination of that liability is not practicable. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would be subject to additional income taxes which could result in a higher effective tax rate. With respect to the foreign subsidiaries owned directly or indirectly by the REIT or Operating Partnership, any unremitted earnings would not be subject to additional U.S. income tax because the REIT would distribute 100% of such earnings or would receive a participation exemption.
The GILTI provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. The Company continues to account for the GILTI inclusion as a period cost and thus has not recorded any deferred tax liability associated with GILTI. There was no material taxable deemed dividend estimated or recorded for the Company for 2023, 2022 and 2021.
Following is a summary of the income from continuing operations before income taxes in the U.S. and foreign operations:

	2023	2022	2021
Income/(loss) from continuing operations before income taxes	(In thousands)
U.S.	$(35,662)	$37,040	$(8,046)
Foreign	(292,427)	(66,968)	(22,551)
Total Pre-tax book income/(loss) from continuing operations before income taxes	$(328,089)	$(29,928)	$(30,597)
The benefit (expense) for income taxes from continuing operations for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
	(In thousands)
Current
U.S. federal	$(9)	$290	$38
State	(3,318)	(620)	(236)
Foreign	(5,181)	(3,395)	(7,380)
Total current portion	(8,508)	(3,725)	(7,578)

Deferred
U.S. federal	(1,264)	(3,895)	5,884
State	347	360	1,220
Foreign	11,698	26,096	2,043
Total deferred portion	10,781	22,561	9,147
Total income tax benefit from continuing operations	$2,273	$18,836	$1,569
Income tax benefit attributable to income from continuing operations before income taxes differs from the

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

amounts computed by applying the U.S. statutory federal income tax rate of 21% to income from continuing operations before income taxes. The reconciliation between the statutory rate and reported amount is as follows:

	2023	2022	2021
	(In thousands)
Income tax benefit (expense) from continuing operations at statutory rates	$68,899	$6,285	$6,425
Earnings from REIT - not subject to tax	(6,612)	7,742	(3,599)
State income taxes, net of federal income tax benefit	(2,616)	(524)	(836)
Foreign income taxed at different rates	11,432	1,296	(983)
Change in valuation allowance	(10,619)	1,307	6,198
Goodwill Impairment	(57,436)
Non-deductible expenses	(1,243)	(4,379)	4,398
Change in status of investment	—	6,503	—
Change in enacted tax rate	—	—	(11,802)
Other	468	606	1,768
Total	$2,273	$18,836	$1,569
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$74,439	$54,372
Accrued expenses	34,125	33,404
Share-based compensation	2,890	3,192
Lease obligations	15,155	21,552
Other assets	3,909	1,680
Total gross deferred tax assets	130,518	114,200
Less: valuation allowance	(10,895)	(84)
Total net deferred tax assets	119,623	114,116

Deferred tax liabilities:
Intangible assets and goodwill	(76,860)	(74,541)
Property, buildings and equipment	(157,659)	(145,936)
Lease right-of-use assets	(15,646)	(21,811)
Other liabilities	(4,789)	(5,889)
Total gross deferred tax liabilities	(254,954)	(248,177)
Net deferred tax liability	$(135,331)	$(134,061)
As of December 31, 2023, the U.S. TRS has gross U.S. federal net operating loss carryforwards of approximately $57.7 million, of which $11.5 million was generated prior to 2018 and will expire between 2033 and 2036. The remaining $46.2 million in losses have no expiration, but can only be used to offset up to 80% of future taxable income annually. These losses are subject to an annual limitation under IRC section 382 as a result of our IPO and a subsequent ownership change that occurred in March of 2019; however, the limitation should not impair the Company’s ability to utilize the losses. The Company has $79.5 million in REIT U.S. federal net operating loss carryforwards which were obtained through acquisitions. These losses are also subject to an annual limitation under IRC section 382; no deferred tax value has been recorded as they can only be used to reduce required distributions to stockholders, of which none has been used for this purpose.
The Company has gross state net operating loss carryforwards of approximately $43.3 million from its TRSs, of which $33.7 million will expire at various times between 2024 and 2043. The remaining $9.6 million was generated after 2017 and have no expiration.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company has gross foreign net operating loss carryforwards of approximately $127.9 million, of which $37.7 million will expire at various times between 2023 and 2041. The remaining $90.2 million can be carried forward indefinitely.
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
As of December 31, 2023, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2018. However, for U.S. income tax purposes, the 2012, 2013, and 2016 remain open, to the extent that net operating losses were generated in those years and continue to be subject to adjustments from taxing authorities in the tax year they are utilized.
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
During 2023, the Company terminated the Americold Retirement Income Plan (“ARIP”), which resulted in the recognition of a settlement loss of $2.5 million. Refer to Note 1-Description of the Business of the Consolidated Financial Statements for additional information.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Actuarial information regarding these plans is as follows:

	2023
	Americold Retirement Income Plan	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2023	$(33,811)	$(26,604)	$(493)	$(1,268)	$(2,421)	$(64,597)
Service cost	—	—	—	(48)	(102)	(150)
Interest cost	(1,603)	(1,322)	(21)	(64)	(84)	(3,094)
Actuarial (loss) gain	(1,199)	(474)	11	(209)	130	(1,741)
Benefits paid	1,487	1,262	—	48	44	2,841
Plan participants’ contributions	—	—	—	(18)	—	(18)
Foreign currency translation loss	—	—	—	—	(76)	(76)
Effect of settlement	35,126	—	—	—	—	35,126
Benefit obligation – end of year	—	(27,138)	(503)	(1,559)	(2,509)	(31,709)

Change in plan assets:
Fair value of plan assets – January 1, 2023	34,992	26,999	—	1,508	1,143	64,642
Actual return on plan assets	403	1,629	—	335	(21)	2,346
Employer contributions	1,216	—	—	—	115	1,331
Benefits paid	(1,486)	(1,263)	—	(103)	—	(2,852)
Effect of settlement	(35,125)	—	—	—	—	(35,125)
Plan participants’ contributions	—	—	—	47	—	47
Foreign currency translation (loss) gain	—	—	—	(154)	77	(77)
Fair value of plan assets – end of year	—	27,365	—	1,633	1,314	30,312
Funded status	$—	$227	$(503)	$74	$(1,195)	$(1,397)

Amounts recognized on the consolidated balance sheet as of December 31, 2023:
Pension and post-retirement asset (liability)	$—	$227	$(503)	$74	$(1,195)	$(1,397)
Accumulated other comprehensive (loss) income	3,699	(267)	(68)	93	(142)	3,315
Amounts in accumulated other comprehensive loss consist of:
Net loss (gain)	$3,699	$(267)	$(68)	$93	$(142)	$3,315
Prior service cost	$—	$—	$—	$—	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net loss (gain)	$1,880	$199	$(8)	$121	$(130)	$2,062
Amortization of net (gain) loss	(646)	77	2	—	(14)	(581)
Amount recognized due to settlement	(2,152)		—	—	—	(2,152)
Foreign currency translation gain	—	—	—	(35)	—	(35)
Effect of tax	3,005	—	—	—	—	3,005
Total recognized in other comprehensive (income) loss	$2,087	$276	$(6)	$86	$(144)	$2,299

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	N/A	$503	$1,559	$2,509	$4,571
Accumulated benefit obligation	N/A	N/A	$504	$1,412	$2,215	$4,131
Fair value of plan assets	N/A	N/A	$—	$1,633	$1,312	$2,945

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2022
	Retirement Income Plan	National Service-Related Pension Plan	Other Post-Retirement Benefits	Superannuation	Austria Plans	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2022	$(43,693)	$(36,421)	$(629)	$(1,347)	$(2,602)	$(84,692)
Service cost	—	—	—	(47)	(97)	(144)
Interest cost	(1,025)	(990)	(11)	(31)	(22)	(2,079)
Actuarial gain (loss)	6,830	9,597	55	76	(37)	16,521
Benefits paid	1,257	1,210	—	15	120	2,602
Plan participants’ contributions	—	—	—	(18)	—	(18)
Foreign currency translation gain	—	—	—	84	217	301
Effect of settlement	2,820	—	92	—	—	2,912
Benefit obligation – end of year	(33,811)	(26,604)	(493)	(1,268)	(2,421)	(64,597)

Change in plan assets:
Fair value of plan assets – January 1, 2022	46,878	34,603	—	1,654	1,148	84,283
Actual return on plan assets	(7,809)	(6,394)	—	(124)	(19)	(14,346)
Employer contributions	—	—	92	—	62	154
Benefits paid	(1,257)	(1,210)	—	(33)	—	(2,500)
Effect of settlement	(2,820)	—	(92)	—	—	(2,912)
Plan participants’ contributions	—	—	—	38	—	38
Foreign currency translation gain	—	—	—	(27)	(48)	(75)
Fair value of plan assets – end of year	34,992	26,999	—	1,508	1,143	64,642
Funded status	$1,181	$395	$(493)	$240	$(1,278)	$45

Amounts recognized on the consolidated balance sheet as of December 31, 2022:
Pension and post-retirement asset (liability)	$1,181	$395	$(493)	$240	$(1,278)	$45
Accumulated other comprehensive loss (income)	3,826	(474)	(59)	(32)	47	3,308
Amounts in accumulated other comprehensive loss consist of:
Net loss	$3,826	$(474)	$(59)	$(32)	$47	$3,308
Prior service cost	—	—	—	—	—	—

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net loss (gain)	$3,680	$(1,070)	$(147)	$58	$47	$2,568
Amortization of net (gain) loss	(101)	(117)	—	—	13	(205)
Amortization of prior service cost	—	—	—	(21)	—	(21)
Amount recognized due to settlement	(319)		11	—	—	(308)
Foreign currency translation loss	—	—	—	(5)	—	(5)
Effect of tax	150	197	—	—	—	347
Total recognized in other comprehensive loss (income)	$3,410	$(990)	$(136)	$32	$60	$2,376

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	N/A	$493	$1,268	$2,421	$4,182
Accumulated benefit obligation	N/A	N/A	$493	$1,208	$2,107	$3,808
Fair value of plan assets	N/A	N/A	$—	$1,508	$1,143	$2,651

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of net period benefit cost for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31, 2023
	Retirement Income Plan	NSRPP	OPRB	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$48	$102	$150
Interest cost	1,603	1,322	21	64	84	3,094
Expected return on plan assets	(1,120)	(1,285)	—	(69)	—	(2,474)
Amortization of net loss (gain)	646	(77)	(2)	—	14	581
Effect of settlement	2,152	—	—	—	—	2,152
Net pension benefit cost (income)	$3,281	$(40)	$19	$43	$200	$3,503

	December 31, 2022
	Retirement Income Plan	NSRPP	OPRB	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$47	$97	144
Interest cost	1,025	990	11	31	22	2,079
Expected return on plan assets	(2,702)	(2,094)	—	(77)	—	(4,873)
Amortization of net loss	101	117	—	—	(13)	205
Amortization of prior service cost	—	—	—	21	—	21
Effect of settlement	319	—	(11)	—	—	308
Net pension benefit (income) cost	$(1,257)	$(987)	$—	$22	$106	$(2,116)

	December 31, 2021
	Retirement Income Plan	NSRPP	OPRB	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$59	$107	166
Interest cost	947	936	8	19	18	1,928
Expected return on plan assets	(2,384)	(1,710)	—	(74)	—	(4,168)
Amortization of net loss	873	651	—	—	—	1,524
Amortization of prior service cost	—	—	—	30	—	30
Effect of settlement	24	—	—	—	—	24
Net pension benefit (income) cost	$(540)	$(123)	$8	$34	$125	$(496)

The service cost component of defined benefit pension cost and postretirement benefit cost are presented in “Selling, general, and administrative”, and the effect of settlement of the Americold Retirement Income Plan (the “ARIP”) is reflected in the “Acquisition, cyber incident, and other, net”, and all other components of net period benefit cost are presented in “Other, net” on the Consolidated Statements of Operations.

The Company recognizes all changes in the fair value of plan assets and net actuarial gains or losses at December 31 each year. Prior service costs and gains/losses are amortized based on a straight-line method over the average future service of members that are expected to receive benefits.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

All actuarial gains/losses are exposed to amortization over an average future service period of 5.7 years for the National Service-Related Pension Plan, 3.8 years for Other Post-Retirement Benefits, 7.5 years for Superannuation, and 5.7 years for Austria Plans as of December 31, 2023.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2023, 2022 and 2021 are as follows:

	December 31, 2023
	Retirement Income Plan	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	N/A	4.90%	4.57%	5.25%	3.41%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	N/A	5.11%	4.81%	5.40%	3.78%
Expected return on plan assets	N/A	5.50%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	2.50%	N/A

	December 31, 2022
	Retirement Income Plan	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	5.02%	5.11%	4.81%	5.40%	3.78%
Rate of compensation increase	N/A	N/A	N/A	2.50%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	2.49%	2.77%	1.95%	2.55%	0.94%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	2.50%	N/A

	December 31, 2021
	Retirement Income Plan	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	2.49%	2.77%	1.95%	2.55%	0.94%
Rate of compensation increase	N/A	N/A	N/A	2.50%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	2.10%	2.49%	1.41%	1.50%	0.75%
Expected return on plan assets	6.00%	6.00%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	3.25%	N/A

The estimated net loss for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2024 is less than $0.1 million. There is no estimated prior

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

service cost associated with this plan to be amortized from accumulated other comprehensive income during 2024.
There is no estimated net gain for the Superannuation Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2024. The estimated prior service cost associated with this plan to be amortized from accumulated other comprehensive income during 2024 is nominal.
Plan Assets
The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments. The Company invests in both U.S. and non-U.S. equity securities, fixed-income securities, and real estate. The Austria Plans’ assets are held in an insurance annuity contract, which is determined based on the cash surrender value of the insurance contract, with an independent insurance company. The contract is classified within level 3 of the valuation hierarchy. As of December 31, 2023, approximately 96% of total plan assets are allocated to fixed-income securities. To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Superannuation Plan’s assets, adjusted for expected contributions, distributions, administrative expenses and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2024, the Company expects to receive a long-term rate of return of 5.8% for the NSRPP, and 5.0% for the Superannuation Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.
The fair values of the Company’s pension plan assets by category, are as follow:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
U.S. equities:
Large cap	$—	$1,207	$—	$1,207
Fixed-income securities:
Money markets	—	—	—	—
U.S. bonds(1)	24,564	—	—	24,564
Real estate(2)	—	1,597	—	1,597
Common/collective trusts	—	1,621	—	1,621
Other	—	—	1,323	1,323
Total assets	$24,564	$4,425	$1,323	$30,312

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
U.S. equities:
Large cap	$—	$2,467	$—	$2,467
Fixed-income securities:
Money markets	—	78	—	78
U.S. bonds(1)	46,155	9,273	—	55,428
Non-U.S. bonds(1)	—	—	—	—
Real estate(2)	—	4,018	—	4,018
Common/collective trusts	—	1,508	—	1,508
Other	—	—	1,143	1,143
Total assets	$46,155	$17,344	$1,143	$64,642
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
The Company expects to contribute an immaterial amount to certain plans during 2024 based on the expected funded status of the plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2023:

Years Ending December 31:	(In thousands)
2024	$2,416
2025	2,004
2026	2,053
2027	2,099
2028	2,004
Thereafter	14,437
$25,013
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2023, 2022 and 2021, and sets forth the contributions into each plan (in thousands). The Company currently participates in certain of these plans in its warehouse segment, and previously on behalf of a customer within its Third-party managed segment. The participation in certain plans related to the Third-party managed agreements were transitioned to a new third-party provider during 2022. Under the terms of the operating agreements, the contributions made to these funds were reimbursed to the Company by the customer as a pass-through cost within Third-party managed revenue. The approximate proportion of contributions to these plans on behalf of the customer is denoted below the table. The “EIN” column provides the Employer Identification Number (“EIN”). The most recent Pension Protection Act Zone Status available in 2022 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. As of December 31, 2023, for the plans included in the table below with a Zone Status of Yellow, the fund has implemented a financial improvement plan (“FIP”), and for the plans with a Zone Status of Red, the fund has implemented a rehabilitation plan (“RP”).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from 2024 through 2027. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2023, 2022 and 2021.
The Company contributes to multi-employer plans that cover approximately 33% of union associates as of December 31, 2022. The amounts charged to expense within the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021 were $7.2 million, $20.9 million and $19.1 million, respectively. Projected minimum contributions required for the upcoming fiscal year are approximately $7.1 million.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pension Fund	EIN	Zone Status	Americold Contributions
			2023	2022	2021
			(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(2)	36-6052390	Green	$7	$8	$6
Central States SE & SW Areas Health and Welfare Pension Plans(1)(6)	36-6044243	Red	3	9,546	9,060
New England Teamsters & Trucking Industry Pension Plan(3)	04-6372430	Red	592	655	529
Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Red	288	326	338
I.U.O.E Stationary Engineers Local 39 Pension Fund(1)	94-6118939	Green	138	181	186
United Food & Commercial Workers International Union Industry Pension Fund(4)(7)	51-6055922	Green	—	109	108
Western Conference of Teamsters Pension Fund(1)(7)	91-6145047	Green	2,866	7,586	7,784
Minneapolis Food Distributing Industry Pension Plan(1)	41-6047047	Green	175	136	127
WWEC Local 863 Pension Fund	26-3541447	Yellow	3,127	2,389	967
Total Contributions(5)			$7,196	$20,936	$19,105
(1)The status information is for the plans’ year end at December 31, 2023 and 2022.
(2)The status information is for the plans’ year end at January 31, 2023 and 2022.
(3)The status information is for the plans’ year end at September 30, 2023 and 2022. The Company withdrew from the multi-employer plan on October, 31, 2017. The related liability of $7.5 million as of December 31, 2023 is reflected in “Multiemployer pension plan withdrawal liability” on the accompanying Consolidated Balance Sheets and will be repaid over the next 25 years.
(4)The status information is for the plans’ year end at June 30, 2023 and 2022.
(5)Approximately 70% of total contributions made during each of the years ended December 31, 2022, and 2021 related to Third-party managed sites that the Company has ceased operating agreements for as of December 31, 2023, and for which it received reimbursement of these costs. As a result of ceasing the operating agreements, the Company will no longer be required to contribute to these Funds related to the former Third-party managed operations.
(6)A portion of the Company’s participation in this plan related to Third-party managed sites that the Company no longer manages as of December 31, 2023.
(7)As of December 31, 2023, the Company no longer participates in these funds as the Company no longer manages the related Third-party managed sites.

Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense within the Consolidated Statements of Operations and for the years ended December 31, 2023, 2022 and 2021 were $8.3 million, $7.7 million and $7.3 million, respectively.
Defined Contribution Plan
The Company has defined contribution employee benefit plans, which cover all eligible associates. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) Plan charged to expense within the Consolidated Statements of Operations for each of the years ended December 31, 2023, 2022 and 2021 was $11.9 million, $11.4 million and $9.0 million , respectively.
Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2023, 2022 and 2021.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

17. Commitments and Contingencies
Collective Bargaining Agreements
As of December 31, 2023, worldwide we employed 14,706 people. As of December 31, 2023, approximately 29% of our associates were represented by various local labor unions and associations. During 2024, the Company will be renegotiating 20 collective bargaining agreements, which make up approximately 11% of our employee population. The Company does not anticipate any workplace disruptions during this renegotiation process.
April 2023 Cyber Incident
On April 26, 2023, the Company became aware of a Cyber Incident which is further described in Note 1- Description of the Business. As a result of the Cyber Incident, the Company has received claims for reimbursement from a number of customers pursuant to the terms of the contracts between each of those customers and the Company. As of December 31, 2023, the Company recorded an accrual of $5.2 million. This represents management’s best estimate of the amount of loss related to such claims based on its evaluation of the relevant contract terms and other relevant facts and circumstances.

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company recorded nominal environmental liabilities in accounts payable and accrued expenses as of December 31, 2023 and 2022. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded liabilities as of December 31, 2023, and any liabilities associated with these considerations are considered remote and not estimable. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage.
Occupational Safety and Health Act (“OSHA)”
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2023 and 2022. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact us.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

18. Accumulated Other Comprehensive Income (Loss)
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Opening accumulated other comprehensive income (loss)	$(6,050)	$4,522	$(4,379)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$2,682	$5,058	$(3,271)
(Loss) gain arising during the period	(2,299)	(2,397)	6,821
Amortization of prior service cost (1)	—	21	1,508
Balance at end of period, net of tax	383	2,682	5,058
Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(26,650)	$(3,136)	$3,179
Cumulative translation adjustment	26,956	(90,482)	(6,315)
Derecognition of cumulative foreign currency translation upon deconsolidation of entity contributed to a joint venture	—	4,970	—
Derivative net investment hedges	(31,893)	61,998	—
Balance at end of period, net of tax	(31,587)	(26,650)	(3,136)
Designated derivatives:
Balance at beginning of period, net of tax	17,918	$2,600	$(4,287)
Cash flow hedge derivatives	8,532	21,505	11,626
Net amount reclassified from AOCI to net loss	(11,886)	(6,187)	(4,739)
Balance at end of period, net of tax	14,564	17,918	2,600
Closing accumulated other comprehensive (loss) income	$(16,640)	$(6,050)	$4,522
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general and administrative” in the accompanying consolidated statements of operations.
19. Geographic Concentrations
The following table provides geographic information for the Company’s total revenues for the years ended December 31, 2023, 2022 and 2021, and total assets as of December 31, 2023 and 2022:

	Total Revenues			Total Assets
	2023	2022	2021	2023	2022
	(In thousands)
North America	$2,125,459	$2,309,496	$2,092,046	$6,369,346	$6,366,012
Europe	264,623	325,714	321,705	926,920	1,157,723
Asia-Pacific	267,948	262,126	281,164	533,581	493,518
South America	15,299	17,399	19,875	39,405	87,308
	$2,673,329	$2,914,735	$2,714,790	$7,869,252	$8,104,561
The following table provides long-lived assets by geography for the years ended December 31, 2023 and 2022:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	Long-Lived Assets
	2023	2022
	(In thousands)
North America	$5,213,729	$4,463,000
Europe	684,201	644,085
Asia-Pacific	418,602	357,169
South America	35,963	82,798
	$6,352,495	$5,547,052

20. Segment Information
Our principal operations are organized into three reportable segments: Warehouse, Transportation, and Third-party managed.
•Warehouse. Our core business is our warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. We collect rent and storage fees to store customer’s frozen and perishable food and other products. Our handling services optimize our customer’s product movement through the cold chain, including placement, case-picking, blast freezing, e-commerce fulfillment, and other recurring handling services.
•Transportation. In our transportation segment, we broker, manage or operate transportation of frozen and perishable food and other products for our customers. Our services include consolidation (i.e., combining products for efficient shipment), freight under management services (i.e., arranging and overseeing transportation of customer inventory) and dedicated transportation, each designed to improve efficiency and reduce transportation and logistics costs to our customers.
•Third party managed. Under our third-party managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to leading food manufacturers and retailers in their owned facilities. We believe using our third-party management services allows our customers to increase efficiency, lower costs, reduce supply-chain risks and focus on their core businesses.
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
Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate Selling, general, and administrative expense; Acquisition, cyber incident, and other, net; Impairment of indefinite and long-lived assets; gain or loss on sale of real estate and all components of non-operating other income and expense.
Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Segment contribution is not a measurement of financial performance under U.S. GAAP and should not be considered an alternative to operating income.The company has not disclosed assets by reportable segments, as asset information is not used by our chief operating decision maker to facilitate resource allocations.

The following table presents segment revenues and contributions with a reconciliation to Loss from continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Segment revenues:
Warehouse	2,391,089	2,302,971	2,085,387
Transportation	239,670	313,358	312,092
Third-party managed	42,570	298,406	317,311
Total revenues	2,673,329	2,914,735	2,714,790

Segment contribution:
Warehouse	722,603	636,232	586,436
Transportation	42,040	47,402	29,376
Third-party managed	5,929	12,329	13,964
Total segment contribution	770,572	695,963	629,776

Depreciation and amortization	(353,743)	(331,446)	(319,840)
Selling, general, and administrative	(226,786)	(231,067)	(182,076)
Acquisition, cyber incident, and other, net	(64,087)	(32,511)	(51,578)
Impairment of indefinite and long-lived assets	(236,515)	(7,380)	(3,312)
Gain (loss) on sale of real estate	2,254	(5,689)	—
Interest expense	(140,107)	(116,127)	(99,177)
Loss on debt extinguishment, modifications and termination of derivative instruments	(2,482)	(3,217)	(5,689)
Loss from investments in partially owned entities	(1,442)	(918)	(723)
Impairment of related party loan receivable	(21,972)	—	—
Loss on put option	(56,576)	—	—
Other, net	2,795	2,464	2,022
Loss from continuing operations before income taxes	$(328,089)	$(29,928)	$(30,597)
21. Loss/Earnings per Common Share
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The computation of (loss) earnings per share assuming dilution includes the dilutive effect of stock options, RSUs, and forward sale agreements as determined under the treasury stock method, unless the inclusion of such awards would be anti-dilutive. The shares issuable upon settlement of forward sale agreements are reflected in the diluted earnings per share calculations using the treasury stock method. Under this method, the number of the Company’s common shares used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of common shares that would be issued upon full physical settlement of the forward sale agreements over the number of common shares that could be purchased by the Company in the market (based on the average market price during the period) using the proceeds receivable upon full physical settlement (based on the adjusted forward sale price at the end of the reporting period). If and when the Company physically or net share settles the forward sale agreements, the delivery of common shares would result in an increase in the number of shares outstanding and dilution to earnings per share.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Weighted average common shares outstanding – basic	275,773	269,565	259,056
Weighted average common shares outstanding – diluted	275,773	269,565	259,056
For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss. Consequently, the Company did not have any adjustments in this period between basic and diluted loss per share related to share-based awards and equity forward contracts.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share:

	Year ended December 31,
	2023	2022	2021
	(In thousands)
Employee stock options	83	163	301
Restricted stock units	406	1,549	1,009
OP units	254	769	453
Equity forward contracts	—	—	3,285
	743	2,481	5,048
22. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the years ended December 31, 2023, 2022 and 2021 by segment and geographic region:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	December 31, 2023
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$889,285	$81,176	$71,438	$7,758	$1,049,657
Warehouse services(1)	1,046,910	100,966	136,496	4,975	1,289,347
Transportation	125,755	76,631	34,718	2,566	239,670
Third-party managed	19,837	—	22,733	—	42,570
Total revenues (2)	2,081,787	258,773	265,385	15,299	2,621,244
Lease revenue (3)	43,672	5,850	2,563	—	52,085
Total revenue	$2,125,459	$264,623	$267,948	$15,299	$2,673,329

	December 31, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$800,763	$77,017	$67,622	$9,587	$954,989
Warehouse services(1)	1,038,145	118,152	141,557	5,729	1,303,583
Transportation	154,669	125,055	31,551	2,083	313,358
Third-party managed	277,010	—	21,396	—	298,406
Total revenues (2)	2,270,587	320,224	262,126	17,399	2,870,336
Lease revenue (3)	38,909	5,490	—	—	44,399
Total revenue	$2,309,496	$325,714	$262,126	$17,399	$2,914,735

	December 31, 2021
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$691,174	$69,997	$64,469	$11,911	$837,551
Warehouse services(1)	919,692	110,517	172,701	6,324	1,209,234
Transportation	152,826	135,065	22,561	1,640	312,092
Third-party managed	295,878	—	21,433	—	317,311
Total revenues (2)	2,059,570	315,579	281,164	19,875	2,676,188
Lease revenue (3)	32,476	6,126	—	—	38,602
Total revenue	2,092,046	321,705	281,164	19,875	2,714,790
(1)Warehouse services revenue includes sales of product that Americold purchases on the spot market, repackages, and sells to customers. Such revenues totaled less than $10.9 million , $13.1 million and $13.5 million for the year ended December 31, 2023, 2022 and 2021, respectively.
(2)Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of ASC 842: Leases.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
At December 31, 2023, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 19% of these remaining performance obligations as revenue in 2024, and the remaining 81% to be recognized over a weighted average period of 15.2 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2023, were not materially impacted by any other factors.
Receivables balances related to contracts with customers accounted for under ASC 606 were $420.2 million and $421.1 million at December 31, 2023 and 2022, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $28.4 million and $32.0 million at December 31, 2023 and 2022, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2022 and 2021 has been recognized as of December 31, 2023 and 2022, respectively, and represents revenue from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
US
401 Kentile, NJ	1	$—	$6,251	$21,644	201	$6,254	$21,842	$28,096	$(1,976)	2014	2020
501 Kentile, NJ	1	—	6,440	46,094	1,501	7,585	46,450	54,035	(4,788)	1989	2020
601 Kentile, NJ	1	—	8,160	47,277	1,313	8,160	48,590	56,750	(4,504)	1999	2020
Albertville, AL	1	—	1,251	12,385	1,878	1,381	14,133	15,514	(7,377)	1993	2008
Allentown, PA	2	—	5,780	47,807	9,672	6,901	56,358	63,259	(30,452)	1976	2008
Amarillo, TX	1	—	871	4,473	1,715	942	6,117	7,059	(3,383)	1973	2008
Anaheim, CA	1	—	9,509	16,810	4,614	9,534	21,399	30,933	(11,944)	1965	2009
Appleton, WI	1	—	200	5,022	12,048	916	16,354	17,270	(6,807)	1989	2009
Atlanta - East Point, GA	1	—	1,884	3,621	4,106	2,101	7,510	9,611	(4,383)	1959	2016
Atlanta - Empire, GA	1	—	1,610	11,866	703	1,610	12,569	14,179	(1,808)	1959	2020
Atlanta - Gateway, GA	2	—	3,271	35,226	48,580	5,045	82,032	87,077	(14,334)	1972, 2022, 2023	2008
Atlanta - Lakewood, GA	1	—	4,297	3,369	(1,013)	639	6,014	6,653	(3,089)	1963	2008
Atlanta - Pleasantdale, GA	1	—	11,960	70,814	1,280	12,029	72,025	84,054	(8,773)	1963	2020
Atlanta - Skygate, GA	1	—	1,851	12,731	2,905	2,417	15,070	17,487	(6,223)	2001	2008
Atlanta - Southgate, GA	1	—	1,623	17,652	4,852	2,646	21,481	24,127	(9,434)	1996	2008
Atlanta - Tradewater, GA	1	—	—	36,966	11,029	8,430	39,565	47,995	(14,160)	2004	2008
Atlanta - Westgate, GA	1	—	2,270	24,659	1,381	3,254	25,056	28,310	(13,472)	1990	2008
Atlanta, GA - Corporate	—	—	—	362	33,944		34,306	34,306	(11,044)	1999/2014	2008
Augusta, GA	1	—	2,678	1,943	1,543	2,843	3,321	6,164	(2,191)	1971	2008
Babcock, WI	1	—	852	8,916	344	903	9,209	10,112	(3,878)	1999	2008
Belvidere-Imron, IL	1	—	2,000	11,989	4,678	2,413	16,254	18,667	(8,594)	1991	2009
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	2,163	3	4,278	4,281	(4,084)	1991	2009
Benson, NC	1	—	3,660	35,825	188	3,660	36,013	39,673	(6,019)	1997	2019
Benson Hodges, NC	1	—		1,198	1,292	10	2,480	2,490	(434)	1985	2020
Birmingham, AL	1	—	1,002	957	2,698	1,282	3,375	4,657	(1,562)	1963	2008
Brea, CA	1	—	4,645	5,891	1,169	4,776	6,929	11,705	(3,700)	1975	2009
Bridgewater, NJ	1	—	6,350	13,472	294	6,504	13,612	20,116	(1,538)	1979	2020
Brighton (Denver 2), CO	1	—	3,933	33,913	987	3,936	34,897	38,833	(2,283)	2021	2021
Brooklyn Park, MN	1	—	1,600	8,951	1,803	1,600	10,754	12,354	(5,920)	1986	2009

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Burley, ID	2	—	—	16,136	5,543	219	21,460	21,679	(17,117)	1959	2008
Burlington, WA	3	—	694	6,108	2,854	826	8,830	9,656	(5,167)	1965	2008
Carson, CA	1	—	9,100	13,731	2,186	9,152	15,865	25,017	(6,840)	2002	2009
Cartersville, GA	1	—	1,500	8,505	1,783	1,611	10,177	11,788	(5,247)	1996	2009
Carthage Warehouse Dist, MO	1	—	61,445	33,880	9,760	63,033	42,052	105,085	(25,782)	1972	2008
Chambersburg, PA	1	—	1,368	15,868	669	1,389	16,516	17,905	(3,005)	1994	2019
Charlotte, NC	1	—	—	1,160	425	—	1,585	1,585	(316)	1988	2020
Chesapeake, VA	1	—	2,740	13,452	20,186	2,993	33,385	36,378	(4,939)	1991	2019
Chillicothe, MO	1	—	670	44,905	396	670	45,301	45,971	(6,871)	1999	2019
City of Industry, CA	2	—	—	1,455	2,819	257	4,017	4,274	(3,536)	1962	2009
Clearfield, UT	1	—	2,881	14,945	7,548	2,661	22,713	25,374	(11,613)	1973	2008
Clearfield 2, UT	1	—	806	21,569	1,376	1,148	22,603	23,751	(5,352)	2017	2017
Columbia, SC	1	—	768	1,429	1,537	904	2,830	3,734	(1,600)	1971	2008
Columbus, OH	1	—	2,440	38,939	6,686	2,858	45,207	48,065	(6,114)	1996	2019
Connell, WA	1	—	497	8,728	1,448	570	10,103	10,673	(5,287)	1969	2008
Dallas (Catron), TX	1	—	1,468	14,385	14,223	3,380	26,696	30,076	(11,381)	1994	2009
Delhi, LA	1	—	539	12,228	604	587	12,784	13,371	(9,300)	2010	2010
Dominguez Hills, CA	1	—	11,149	10,894	3,724	11,162	14,605	25,767	(6,825)	1989	2009
Douglas, GA	1	—	400	2,080	3,384	401	5,463	5,864	(2,353)	1969	2009
Dunkirk, NY	1	—	1,465	27,379	468	1,465	27,847	29,312	(1,661)	2022	2022
Eagan, MN	1	—	6,050	49,441	250	6,050	49,691	55,741	(7,606)	1964	2019
East Dubuque, IL	1	—	722	13,764	1,084	768	14,802	15,570	(6,278)	1993	2008
Edison, NJ	1	—	—	1,390	1,169	—	2,559	2,559	(683)	2000	2020
Fairfield, OH	1	—	1,880	20,849	524	1,880	21,373	23,253	(3,643)	1993	2019
Fairmont, MN	1	—	1,650	13,738	134	1,682	13,840	15,522	(2,195)	1968	2019
Fairmont City, IL	1	—	2,430	9,087	632	2,451	9,698	12,149	(924)	1971	2021
Forest, MS	1	—	—	733	1,571	10	2,294	2,304	(392)	1990	2020
Fort Dodge, IA	1	—	1,022	7,162	1,406	1,226	8,364	9,590	(4,390)	1979	2008
Fort Smith, AR	2	—	308	2,231	2,801	342	4,998	5,340	(2,125)	1958	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Fort Smith (Hwy 45), AR CL	1	—	2,245	51,998	707	2,749	52,201	54,950	(8,121)	1987	2019
Fremont, NE	1	—	629	3,109	6,551	691	9,598	10,289	(5,871)	1968	2008
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,874	1,717	6,912	8,629	(2,911)	1995	2009
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	5,486	6,294	29,488	35,782	(14,235)	2005	2008
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	2,084	2,129	10,348	12,477	(4,947)	1998	2008
Fort Worth-Samuels, TX	2	—	1,985	13,447	5,858	2,853	18,437	21,290	(9,318)	1977	2009
Gadsden, AL	1	—	100	9,820	(167)	388	9,365	9,753	(4,829)	1991	2013
Gaffney, SC	1	—	1,000	3,263	410	1,005	3,668	4,673	(1,853)	1995	2008
Gainesville, GA	1	—	400	5,704	1,864	434	7,534	7,968	(3,758)	1989	2009
Gainesville Candler, GA	1	—	716	3,258	1,357	770	4,561	5,331	(1,180)	1995	2019
Garden City, KS	1	—	446	4,721	2,199	446	6,920	7,366	(3,261)	1980	2008
Geneva Lakes, WI	1	—	1,579	36,020	4,681	2,513	39,767	42,280	(17,117)	1991	2009
Gloucester - Rogers, MA	1	—	1,683	3,675	7,031	1,835	10,554	12,389	(3,595)	1967	2008
Gloucester - Rowe, MA	1	—	1,146	2,833	13,566	1,281	16,264	17,545	(5,999)	1955	2008
Gouldsboro, PA	1	—	4,224	29,473	4,031	5,400	32,328	37,728	(13,480)	2006	2009
Goldsboro Commerce, PA	1	—	—	594	1,389	98	1,885	1,983	(310)	1995	2020
Grand Island, NE	1	—	430	6,542	1,313	530	7,755	8,285	(2,446)	1995	2008
Grand Prairie, TX	1	—	—	22	51	—	73	73	(32)	1981	2020
Green Bay, WI	2	—	—	2,028	20,388	8,244	14,172	22,416	(3,666)	1935	2009
Greenville, SC	1	—	200	1,108	430	203	1,535	1,738	(1,313)	1962	2009
Hatfield, PA	2	—	5,002	28,286	10,563	5,827	38,024	43,851	(19,359)	1983	2009
Hattiesburg, MS	1	—	—	486	444	13	917	930	(153)	1995	2020
Henderson, NV	2	—	9,043	14,415	3,951	9,080	18,329	27,409	(7,141)	1988	2009
Hermiston, OR	1	—	1,322	7,107	723	1,419	7,733	9,152	(3,861)	1975	2008
Houston, TX	1	—	1,454	10,084	2,128	1,531	12,135	13,666	(5,114)	1990	2009
Indianapolis, IN	4	—	1,897	18,991	23,433	4,372	39,949	44,321	(18,523)	1975	2008
Jefferson, WI	2	—	1,553	19,805	2,715	1,887	22,186	24,073	(11,530)	1975	2009
Johnson, AR	1	—	6,159	24,802	205	6,236	24,930	31,166	(5,632)	1955	2019
Lakeville, MN	1	—	4,000	47,790	464	4,013	48,241	52,254	(7,624)	1970	2019

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Lancaster, PA	1	—	2,203	15,670	1,592	2,371	17,094	19,465	(7,294)	1993	2009
LaPorte, TX	1	—	2,945	19,263	4,935	3,502	23,641	27,143	(10,645)	1990	2009
Le Mars, IA	1	—	1,000	12,596	236	1,100	12,732	13,832	(2,439)	1991	2019
Lebanon, TN	1	—	—	883	255	—	1,138	1,138	(179)	1991	2020
Leesport, PA	1	—	1,206	14,112	12,959	1,796	26,481	28,277	(10,730)	1993	2008
Logan Township, NJ	1	—	5,040	26,749	3,221	5,095	29,915	35,010	(3,323)	2009, 2015	2021
Lowell, AR	1	—	2,610	31,984	460	2,912	32,142	35,054	(5,900)	1992	2019
Lula, GA	1	—	3,864	35,382	1,150	4,074	36,322	40,396	(6,818)	1996	2019
Lumberton, NC	1	—	—	981	1,160	10	2,131	2,141	(339)	1982	2020
Lynden, WA	5	—	1,420	8,590	2,702	1,524	11,188	12,712	(5,301)	1946	2009
Manchester, PA	1	—	3,838	36,621	4,021	5,082	39,398	44,480	(18,685)	1994	2008
Mansfield, TX	1	—	5,670	33,222	10	5,670	33,232	38,902	(3,993)	2018	2020
Marshall, MO	1	—	741	10,304	1,341	967	11,419	12,386	(5,399)	1985	2008
Massillon 17th, OH	1	—	175	15,322	1,427	530	16,394	16,924	(7,452)	2000	2008
Massillon Erie, OH	1	—	—	1,988	823	—	2,811	2,811	(2,642)	1984	2008
Middleboro, MA	1	—	404	15,031	192	441	15,186	15,627	(2,065)	2018	2018
Milwaukie, OR	2	—	2,473	8,112	2,023	2,523	10,085	12,608	(6,804)	1958	2008
Mobile, AL	1	—	10	3,203	1,745	24	4,934	4,958	(2,195)	1976	2009
Modesto, CA	6	—	2,428	19,594	6,754	3,039	25,737	28,776	(14,023)	1945	2009
Monmouth, IL	1	—	2,660	48,348	600	2,702	48,906	51,608	(6,449)	2014	2019
Montgomery, AL	1	—	850	7,746	528	1,198	7,926	9,124	(4,179)	1989	2013
Moses Lake, WA	1	—	575	11,046	3,654	1,198	14,077	15,275	(6,994)	1967	2008
Mountville, PA	1	—	—	69,409	6,307	—	75,716	75,716	(2,412)	2023	2023
Mullica Hill, NJ	1	—	6,030	27,266	224	6,081	27,439	33,520	(3,682)	1974	2020
Murfreesboro, TN	1	—	1,094	10,936	3,988	1,346	14,672	16,018	(8,443)	1982	2008
Nampa, ID	4	—	1,588	11,864	2,687	1,834	14,305	16,139	(9,256)	1946	2008
Napoleon, OH	1	—	2,340	57,677	453	2,350	58,120	60,470	(9,039)	1974	2019
New Ulm, MN	7	—	725	10,405	3,133	822	13,441	14,263	(6,191)	1984	2009
Newark, NJ	1	—	30,390	53,163	8,401	30,390	61,564	91,954	(5,124)	2012, 2015	2021

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Newport, MN	1	—	3,383	19,877	1,374	3,744	20,890	24,634	(4,229)	1964	2020
North Little Rock, AR	1	—	1,680	12,841	14,971	2,236	27,256	29,492	(4,380)	1996	2019
Oklahoma City, OK	1	—	742	2,411	2,047	888	4,312	5,200	(2,333)	1968	2008
Ontario, CA	3	—	14,673	3,632	29,174	14,777	32,702	47,479	(17,674)	1987/1984/1983	2008
Ontario, OR	4	—	—	13,791	10,092	1,329	22,554	23,883	(17,339)	1962	2008
Oxford	1	—	1,820	10,083	704	1,828	10,779	12,607	(1,337)	1990	2020
Pasco, WA	1	—	557	15,809	684	638	16,412	17,050	(7,095)	1984	2008
Pedricktown, NJ	1	—	4,670	35,584	252	4,757	35,749	40,506	(4,726)	2008	2020
Pendergrass, GA	1	—	500	12,810	4,199	580	16,929	17,509	(9,173)	1993	2009
Perryville, MD	1	—	1,626	19,083	5,573	5,820	20,462	26,282	(3,094)	2007	2019
Phoenix2, AZ	1	—	3,182	11,312	317	3,182	11,629	14,811	(3,796)	2014	2014
Piedmont, SC	1	—	500	9,883	1,745	508	11,620	12,128	(6,470)	1981	2009
Piscataway 120, NJ	1	—	—	106	231	—	337	337	(112)	1968	2020
Piscataway 5 Access, NJ	1	—	—	3,952	—	—	3,952	3,952	(993)	2018	2020
Plover, WI	1	—	1,390	18,298	7,360	2,654	24,394	27,048	(12,969)	1981	2008
Portland, ME	1	—	305	2,402	1,401	385	3,723	4,108	(1,626)	1952	2008
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	48,695	4,430	64,303	68,733	(17,324)	1995	2008
Rochelle, IL (Caron)	1	—	2,071	36,658	1,826	2,356	38,199	40,555	(18,309)	2004	2008
Rockmart	1	—	3,520	33,336	4,084	4,697	36,243	40,940	(4,385)	1991	2020
Russellville, AR - Valley	1	—	708	15,832	4,050	759	19,831	20,590	(10,079)	1995	2008
Russellville, AR - Cloverleaf (Rt. 324)	1	—	2,467	29,179	140	2,499	29,287	31,786	(5,106)	1993	2019
Russellville, AR - Elmira	1	—	1,369	50,749	2,633	1,550	53,201	54,751	(8,532)	1986, 2022, 2023	2008
Salem, OR	4	—	3,055	21,096	6,592	3,305	27,438	30,743	(14,685)	1963	2008
Salinas, CA	5	—	7,244	7,181	14,196	8,142	20,479	28,621	(9,858)	1958	2009
Salt Lake City, UT	1	—	—	22,481	11,034	485	33,030	33,515	(21,689)	1998	2010
San Antonio - HEB, TX	1	—	2,014	22,902	736	2,014	23,638	25,652	(8,076)	1982	2017
San Antonio, TX	3	—	1,894	11,101	4,059	2,329	14,725	17,054	(10,455)	1913	2009
Sanford, NC	1	—	3,110	34,104	691	3,291	34,614	37,905	(5,667)	1996	2019

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Savannah, GA	1	—	20,715	10,456	5,033	22,743	13,461	36,204	(2,988)	2015	2019
Savannah 2, GA	1	—	3,002	37,571	410	3,174	37,809	40,983	(5,415)	2020	2020
Savannah Pooler, GA	1	—	—	1,382	2,094	1,139	2,337	3,476	(592)	2013, 2015	2020
Seabrook, NJ	1	—	3,370	19,958	1,531	3,015	21,844	24,859	(2,592)	2002, 2004, 2018	2021
Sebree, KY	1	—	638	7,895	1,958	802	9,689	10,491	(3,895)	1998	2008
Sikeston, MO	1	—	258	11,936	3,334	2,350	13,178	15,528	(6,592)	1998	2009
Sioux City, IA-2640 Murray St	1	—	5,950	28,391	84	4,529	29,896	34,425	(5,618)	1990	2019
Sioux City, IA-2900 Murray St	1	—	3,070	56,336	1,690	4,506	56,590	61,096	(10,119)	1995	2019
Sioux Falls, SD	1	—	856	4,780	5,110	1,084	9,662	10,746	(5,685)	1972	2008
South Plainfield, NJ	1	—	5,360	20,874	1,774	6,578	21,430	28,008	(2,459)	1970 -1974	2020
Springdale, AR	1	—	844	10,754	2,140	931	12,807	13,738	(6,761)	1982	2008
St. Louis, MO	2	—	2,082	7,566	2,217	2,198	9,667	11,865	(4,423)	1956	2009
St. Paul, MN	2	—	1,800	12,129	979	1,800	13,108	14,908	(6,915)	1970	2009
Strasburg, VA	1	—	1,551	15,038	2,259	1,761	17,087	18,848	(7,507)	1999	2008
Summerville	1	—	—	5,024	233	7	5,250	5,257	(831)	1999	2020
Sumter, SC	1	—	530	8,738	65	560	8,773	9,333	(2,151)	1979	2019
Syracuse, NY	2	—	2,177	20,056	6,266	2,420	26,079	28,499	(12,692)	1960	2008
Tacoma, WA	1	—	—	21,216	2,640	31	23,825	23,856	(10,282)	2010	2010
Tampa - Bartow, FL	1	—	—	2,451	874	89	3,236	3,325	(2,741)	1962	2008
Tampa Maple, FL	1	—	3,233	15,940	83	3,242	16,014	19,256	(1,966)	2017	2020
Tampa Plant City, FL	2	—	1,333	11,836	1,729	1,380	13,518	14,898	(6,070)	1987	2009
Tarboro, NC	1	—	1,078	9,586	1,459	1,225	10,898	12,123	(4,990)	1988	2008
Taunton, MA	1	—	1,477	14,159	1,528	1,703	15,461	17,164	(6,704)	1999	2009
Texarkana, AR	1	—	842	11,169	1,761	921	12,851	13,772	(5,765)	1992	2008
Tomah, WI	1	—	886	10,715	939	1,034	11,506	12,540	(5,750)	1989	2008
Turlock, CA (#1)	2	—	944	4,056	1,013	967	5,046	6,013	(2,544)	1995	2008
Turlock, CA (#2)	1	—	3,091	7,004	3,833	3,124	10,804	13,928	(4,810)	1985	2008
Vernon 2, CA	1	—	8,100	13,490	4,118	8,112	17,596	25,708	(10,561)	1965	2009
Victorville, CA	1	—	2,810	22,811	2,849	2,826	25,644	28,470	(10,917)	2004	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Vineland, NJ	1	—	9,580	68,734	4,508	9,580	73,242	82,822	(7,487)	1998, 2000, 2015, 2016, 2017	2020
Vineland, NJ (North Mill)	1	—	4,386	13,019	—	4,386	13,019	17,405	(93)	1975,1992, 1996,2021	2023
Walla Walla, WA	2	—	215	4,693	767	159	5,516	5,675	(3,630)	1960	2008
Wallula, WA	1	—	690	2,645	960	788	3,507	4,295	(1,659)	1982	2008
Watsonville, CA	1	—	—	8,138	2,354	21	10,471	10,492	(8,591)	1984	2008
West Memphis, AR	1	—	1,460	12,300	3,446	2,802	14,404	17,206	(7,857)	1985	2008
Wichita, KS	1	—	1,297	4,717	2,452	1,432	7,034	8,466	(3,717)	1972	2008
Woodburn, OR	1	—	1,552	9,860	4,789	1,627	14,574	16,201	(6,314)	1952	2008
York-Willow Springs, PA	1	—	1,300	7,351	880	1,416	8,115	9,531	(4,183)	1987	2009
Zumbrota, MN	3	—	800	10,360	2,088	934	12,314	13,248	(5,554)	1996	2009
Canada
Taber	—	—	—	12	(1)	—	11	11	(11)	1999	2009
Brampton	1	—	27,522	53,367	381	27,448	53,822	81,270	(8,090)	2004	2020
Calgary	1	—	5,240	36,392	8,097	6,161	43,568	49,729	(5,445)	2009	2020
Halifax Dartmouth	1	—	2,052	14,904	(47)	2,046	14,863	16,909	(1,829)	2013	2020
Halifax Thornhill	1	—		1,044	(3)	—	1,041	1,041	(994)	1971	2020
London	1	—	1,431	11,340	(837)	1,367	10,567	11,934	(1,337)	1982	2021
Mississauga Surveyor	1	—	—	245	150	—	395	395	(47)	1972, 1992	2021
Australia
Arndell Park	2	—	13,489	29,428	2,736	11,417	34,236	45,653	(14,289)	1989/1994	2009
Brisbane - Hemmant	1	—	9,738	10,072	(1,311)	7,852	10,647	18,499	(1,076)	1996	2020
Brisbane - Lytton	1	—	19,575	28,920	(2,659)	17,400	28,436	45,836	(2,885)	1966	2021
Laverton	2	—	13,689	28,252	8,489	11,586	38,844	50,430	(15,425)	1997/1998	2009
Murarrie	3	—	10,891	18,975	(1,142)	9,218	19,506	28,724	(8,362)	1972/2003	2009
Prospect/ASC Corporate	2	—	—	1,187	20,043	7,243	13,987	21,230	(6,796)	1985	2009
Spearwood	1	—	7,194	10,990	13,190	6,089	25,285	31,374	(5,396)	1978	2009
Wivenhoe - Tasmania	1	—	994	8,218	538	823	8,927	9,750	(497)	1998/2013	2022
Ormeau	1	—	3,379	14,551	933	3,625	15,238	18,863	(226)	2003	2023

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
New Zealand
Dalgety	1	—	6,047	5,531	31,832	5,905	37,505	43,410	(7,590)	1988	2009
Diversey	1	—	2,357	5,966	1,400	2,302	7,421	9,723	(2,778)	1988	2009
Halwyn Dr	1	—	5,227	3,399	1,215	5,104	4,737	9,841	(2,100)	1992	2009
Mako Mako	1	—	1,332	3,810	640	1,301	4,481	5,782	(1,685)	2000	2009
Manutapu/Barber Akld	1	—	—	343	354	—	697	697	(537)	2004	2009
Paisley	2	—	8,495	5,295	(5,076)	5,368	3,346	8,714	(800)	1984	2009
Smarts Rd	1	—	2,442	5,750	902	2,457	6,637	9,094	(1,135)	1984	2022
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	(2,146)	—	2,838	2,838	(5,121)	1996/1999	2009
Pilar - Buenos Aires, ARG	1	—	706	2,586	(2,590)	647	55	702	(17)	2000	2009
Netherlands
Barneveld	2	—	15,410	27,472	(3,149)	13,948	25,785	39,733	(2,167)	1986, 1995	2020
Urk	2	—	7,100	31,014	(2,869)	6,416	28,829	35,245	(3,251)	1994, 2001	2020
Maasvlakte - Rotterdam	1	—	540	15,746	(1,564)	488	14,234	14,722	(2,186)	2016	2020
Westland - Rotterdam	1	—	20,910	26,637	(4,586)	19,038	23,923	42,961	(2,740)	1976, 1974, 2007, 2016	2020
Austria
Vienna	1	—	280	26,515	(2,232)	253	24,310	24,563	(2,351)	1979	2020
Ireland
Castleblayney	2	—	6,170	22,244	(1,389)	5,736	21,289	27,025	(2,467)	1976, 1994	2020
Dublin	1	—	6,163	29,179	9,832	8,617	36,557	45,174	(2,045)	2018, 2022	2020
Portugal
Lisbon	1	—	7,385	29,538	(1,988)	6,690	28,245	34,935	(2,468)	1993	2020
Porto	1	—	6,409	17,340	(2,066)	5,820	15,863	21,683	(1,362)	2006	2020
Sines	1	—	130	2,311	(233)	117	2,091	2,208	(180)	2016	2020
Spain
Algeciras	1	—	101	11,948	105	109	12,045	12,154	(1,445)	1978	2020
Barcelona	2	—	16,340	35,247	4,821	14,766	41,642	56,408	(4,480)	1989, 2008, 2022	2020
Valencia	1	—	170	10,932	(293)	154	10,655	10,809	(1,043)	2005	2020

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Poland
Gdynia	2	—	10,329	4,167	1,376	10,798	5,074	15,872	(424)	2015, 2023	2020, 2022, 2023
Great Britain
Spalding - Bowman	1	—	5,916	32,815	(5,280)	4,321	29,130	33,451	(2,302)	2011, 2017	2020
Whitchurch	1	—	7,750	74,185	1,497	8,527	74,905	83,432	(8,838)	2014	2020
Northern Ireland
Lurgan	2	—	3,390	7,992	2,384	3,087	10,678	13,766	(1,328)	1985, 1986	2020
Total		—	764,510	3,745,894	788,329	820,831	4,477,901	5,298,732	(1,308,346)

Land, buildings, and improvements in the assets under construction balance as of December 31, 2022.

US
401 Kentile, NJ		—	—	—	—	—	5	5
501 Kentile, NJ		—	—	—	—	—	608	608
601 Kentile, NJ		—	—	—	—	—	68	68
Albertville, AL		—	—	—	—	—	137	137
Allentown, PA		—	—	—	—	—	627	627
Amarillo, TX		—	—	—	—	—	80	80
Anaheim, CA		—	—	—	—	—	11	11
Atlanta - East Point, GA		—	—	—	—	—	220	220
Atlanta - Empire, GA		—	—	—	—	—	209	209
Atlanta - Gateway, GA		—	—	—	—	—	22,350	22,350
Atlanta - Lakewood, GA		—	—	—	—	—	27	27
Atlanta - Pleasantdale, GA		—	—	—	—	—	5,608	5,608
Atlanta - Skygate, GA		—	—	—	—	—	262	262
Atlanta - Southgate, GA		—	—	—	—	—	226	226
Atlanta - Tradewater, GA		—	—	—	—	—	6,338	6,338
Atlanta - Westgate, GA		—	—	—	—	—	94	94
Atlanta, GA - Corporate		—	—	—	—	—	916	916
Babcock, WI		—	—	—	—	—	72	72
Belvidere-Imron, IL		—	—	—	—	—	12	12
Benson, NC		—	—	—	—	—	15	15

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Benson Hodges, NC		—	—	—	—	—	205	205
Brighton (Denver 2), CO		—	—	—	—	—	3,414	3,414
Burley, ID		—	—	—	—	—	24	24
Burlington, WA		—	—	—	—	—	347	347
Cartersville, GA		—	—	—	—	—	6	6
Carthage Warehouse Dist, MO		—	—	—	—	—	(9)	(9)
Chambersburg, PA		—	—	—	—	—	99	99
Charlotte, NC		—	—	—	—	—	9	9
Chesapeake, VA		—	—	—	—	—	(9)	(9)
Chillicothe, MO		—	—	—	—	—	70	70
Clearfield, UT		—	—	—	—	—	1,042	1,042
Clearfield 2, UT		—	—	—	—	—	681	681
Columbia, SC		—	—	—	—	—	221	221
Dallas (Catron), TX		—	—	—	—	—	370	370
Dominguez Hills, CA		—	—	—	—	—	1452	1,452
Douglas, GA		—	—	—	—	—	221	221
Dunkirk, NY		—	—	—	—	—	1,535	1,535
East Dubuque, IL		—	—	—	—	—	388	388
Edison, NJ		—	—	—	—	—	450	450
Fairfield, OH		—	—	—	—	—	120	120
Forest, MS		—	—	—	—	—	149	149
Ft. Worth, TX (Railhead)		—	—	—	—	—	(9)	(9)
Fort Worth-Samuels, TX		—	—	—	—	—	265	265
Gadsden, AL		—	—	—	—	—	7	7
Gaffney, SC		—	—	—	—	—	1	1
Gainesville, GA		—	—	—	—	—	55	55
Gainesville Candler, GA		—	—	—	—	—	23	23
Geneva Lakes, WI		—	—	—	—	—	370	370
Gloucester - Rogers, MA		—	—	—	—	—	(29)	(29)
Goldsboro Commerce, PA		—	—	—	—	—	30	30
Grand Island, NE		—	—	—	—	—	2,763	2,763
Grand Prairie, TX		—	—	—	—	—	1,074	1,074

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Green Bay, WI		—	—	—	—	—	37	37
Hatfield, PA		—	—	—	—	—	215	215
Henderson, NV		—	—	—	—	—	20	20
Indianapolis, IN		—	—	—	—	—	5,892	5,892
Jefferson, WI		—	—	—	—	—	28	28
Johnson, AR		—	—	—	—	—	369	369
LaPorte, TX		—	—	—	—	—	(13)	(13)
Le Mars, IA		—	—	—	—	—	671	671
Lebanon, TN		—	—	—	—	—	183	183
Logan Township, NJ		—	—	—	—	—	68	68
Lumberton, NC		—	—	—	—	—	26	26
Lynden, WA		—	—	—	—	—	465	465
Manchester, PA		—	—	—	—	—	19	19
Mansfield, TX		—	—	—	—	—	156	156
Massillon 17th, OH		—	—	—	—	—	153	153
Milwaukie, OR		—	—	—	—	—	(9)	(9)
Mobile, AL		—	—	—	—	—	7	7
Modesto, CA		—	—	—	—	—	(181)	(181)
Montgomery, AL		—	—	—	—	—	643	643
Moses Lake, WA		—	—	—	—	—	(37)	(37)
Mountville, PA		—	—	—	—	—	143,871	143,871
Murfreesboro, TN		—	—	—	—	—	274	274
Nampa, ID		—	—	—	—	—	91	91
Napoleon, OH		—	—	—	—	—	16	16
New Ulm, MN		—	—	—	—	—	106	106
Newark, NJ		—	—	—	—	—	210	210
Newport, MN		—	—	—	—	—	(44)	(44)
Ontario, CA		—	—	—	—	—	1,082	1,082
Pasco, WA		—	—	—	—	—	(6)	(6)
Pedricktown, NJ		—	—	—	—	—	661	661
Perryville, MD		—	—	—	—	—	80	80
Piscataway 120, NJ		—	—	—	—	—	46	46
Plainville, CT		—	—	—	—	—	155,050	155,050

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Plover, WI		—	—	—	—	—	150	150
Rochelle, IL (Americold Drive)		—	—	—	—	—	1,954	1,954
Rochelle, IL (Caron)		—	—	—	—	—	9,121	9,121
Rockmart		—	—	—	—	—	448	448
Russellville, AR - Elmira		—	—	—	—	—	40,372	40,372
Russellville, AR - Cloverleaf (Rt. 324)		—	—	—	—	—	122	122
Salem, OR		—	—	—	—	—	6	6
Salinas, CA		—	—	—	—	—	120	120
Salt Lake City, UT		—	—	—	—	—	425	425
San Antonio - HEB, TX		—	—	—	—	—	709	709
Sanford, NC		—	—	—	—	—	368	368
Savannah, GA		—	—	—	—	—	8	8
Savannah 2, GA		—	—	—	—	—	(11)	(11)
Savannah Pooler, GA		—	—	—	—	—	55	55
Sebree, KY		—	—	—	—	—	10	10
Sioux City, IA-2640 Murray St		—	—	—	—	—	1,158	1,158
Sioux Falls, SD		—	—	—	—	—	33	33
South Plainfield, NJ		—	—	—	—	—	105	105
Strasburg, VA		—	—	—	—	—	227	227
Tacoma, WA		—	—	—	—	—	177	177
Tampa - Bartow, FL		—	—	—	—	—	13	13
Tampa Maple, FL		—	—	—	—	—	42	42
Tampa Plant City, FL		—	—	—	—	—	(30)	(30)
Tarboro, NC		—	—	—	—	—	24	24
Taunton, MA		—	—	—	—	—	112	112
Texarkana, AR		—	—	—	—	—	10	10
Tomah, WI		—	—	—	—	—	4	4
Turlock, CA (#1)		—	—	—	—	—	614	614
Turlock, CA (#2)		—	—	—	—	—	22	22
Vernon 2, CA		—	—	—	—	—	953	953
Victorville, CA		—	—	—	—	—	1,166	1,166
Vineland, NJ		—	—	—	—	—	6,163	6,163

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Walla Walla, WA		—	—	—	—	—	(5)	(5)
Watsonville, CA		—	—	—	—	—	5	5
York-Willow Springs, PA		—	—	—	—	—	239	239
Zumbrota, MN		—	—	—	—	—	114	114
Canada
Calgary		—	—	—	—	—	154	154
Brampton		—	—	—	—	—	123	123
Halifax - Dartmouth		—	—	—	—	—	26	26
London		—	—	—	—	—	1,156	1,156
Mississauga Surveyor		—	—	—	—	—	201	201
Australia
Arndell Park		—	—	—	—	—	647	647
Brisbane - Hemmant		—	—	—	—	—	395	395
Brisbane - Lytton		—	—	—	—	—	387	387
Laverton		—	—	—	—	—	3,149	3,149
Murarrie		—	—	—	—	—	982	982
Prospect/ASC Corporate		—	—	—	—	—	727	727
Spearwood		—	—	—	—	—	457	457
Wivenhoe - Tasmania		—	—	—	—	—	1,620	1,620
New Zealand
Dalgety		—	—	—	—	—	822	822
Diversey		—	—	—	—	—	216	216
Halwyn Dr		—	—	—	—	—	86	86
Mako Mako		—	—	—	—	—	270	270
Paisley		—	—	—	—	—	78	78
Smarts Rd		—	—	—	—	—	189	189
Europe
Barneveld, Netherlands		—	—	—	—	—	44	44
Maasvlakte, Netherlands		—	—	—	—	—	1,521	1,521
Urk, Netherlands		—	—	—	—	—	3	3
Monaghan, Ireland		—	—	—	—	—	46	46
Dublin, Ireland		—	—	—	—	—	2,733	2,733
Lisbon, Portugal		—	—	—	—	—	237	237

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2023
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4)	Accumulated Depreciation (1) (6) (5)	Date of Construction	Date of Acquisition
Algeciras, Span		—	—	—	—	—	57	57
Valencia, Spain		—	—	—	—	—	133	133
Barcelona, Spain		—	—	—	—	—	832	832
Witchurch, UK		—	—	—	—	—	21	21

Total in assets under construction		—	—	—	—	—	445,684	445,684	—

Total assets		$—	$764,510	$3,745,894	$788,329	$820,831	$4,923,585	$5,744,416	$(1,308,346)

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)
Schedule III – Footnotes

(1) Reconciliation of total accumulated depreciation to consolidated balance sheet caption as of December 31, 2023:
Total per Schedule III	$(1,308,346)
Accumulated depreciation on investments in non-real estate assets	(957,674)
Total accumulated depreciation per consolidated balance sheet (property, buildings and equipment and financing leases)	$(2,266,020)

(2) Reconciliation of total Buildings and improvements to consolidated balance sheet as of December 31, 2023:
Building and improvements per consolidated balance sheet	$4,464,359
Building and improvements financing leases per consolidated balance sheet	13,542
Assets under construction per consolidated balance sheet	452,312
Less: personal property assets under construction	(6,628)
Total per Schedule III	$4,923,585

(3) Amount includes the cumulative impact of foreign currency translation and the effect of any asset disposals.

(4) The aggregate cost for Federal tax purposes at December 31, 2023 of our real estate assets was approximately $4.5 billion.

(5) The life on which depreciation is computed ranges from 5 to 43 years.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

(6) The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

	2023	2022	2021
Real Estate Facilities, at Cost:
Beginning Balance	$6,261,663	$6,134,702	$5,706,760
Capital expenditures	231,984	195,696	304,886
Acquisitions	44,911	12,615	383,600
Purchase price allocation adjustments	—	(331)	(198,541)
Disposition	(6,829)	(14,694)	(3,691)
Impairment	—	(3,407)	(1,700)
Conversion of leased assets to owned	301	13,182	—
Impact of foreign exchange rate changes	27,725	(76,100)	(56,612)
Ending Balance	6,559,755	6,261,663	6,134,702

Accumulated Depreciation:
Beginning Balance	(1,470,179)	(1,277,174)	(1,080,922)
Depreciation expense	(215,731)	(204,896)	(201,497)
Dispositions	1,037	5,304	1,259
Impact of foreign exchange rate changes	(9,110)	6,587	3,986
Ending Balance	(1,693,983)	(1,470,179)	(1,277,174)

Total Real Estate Facilities, Net at December 31	$4,865,772	$4,791,484	$4,857,528
The total real estate facilities amounts in the table above include $147.0 million, $152.0 million, and $157.4 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2023, 2022 and 2021, respectively. The Company does not hold title in these assets under sale-leaseback agreements. As of December 31, 2022 and 2021, the Company has no facilities classified as held for sale.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands of U.S. dollars, as applicable and unless noted)

(7) Reconciliation of the Company’s real estate activity and accumulated depreciation for the years ended December 31, 2023 to Schedule III:
Total real estate facilities gross amount per Schedule III	$5,744,416
Plus: Refrigeration equipment	826,320
Offshore non-real CIP recorded in real CIP-not included in Schedule III	$(10,981)
Real estate facilities, at cost - ending balance	$6,559,755

Accumulated depreciation per Schedule III	$1,308,346
Plus: Refrigeration equipment	385,637
—
Accumulated depreciation - ending balance	$1,693,983

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.

By:	/s/ George F. Chappelle Jr.
George F. Chappelle Jr.
Chief Executive Officer and Director
(Principal executive officer)

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George F. Chappelle Jr.	Chief Executive Officer and Director	February 29, 2024
George F. Chappelle Jr.

/s/ E. Jay Wells	Chief Financial Officer and Executive Vice President	February 29, 2024
E. Jay Wells

/s/ Thomas C. Novosel	Chief Accounting Officer and Senior Vice President	February 29, 2024
Thomas C. Novosel

/s/ Mark R. Patterson	Chairman of the Board of Directors	February 29, 2024
Mark R. Patterson

/s/ George J. Alburger, Jr.	Director	February 29, 2024
George J. Alburger, Jr.

/s/ Kelly H. Barrett	Director	February 29, 2024
Kelly H. Barrett

/s/ Robert L. Bass	Director	February 29, 2024
Robert L. Bass

/s/ Antonio F. Fernandez	Director	February 29, 2024
Antonio F. Fernandez

/s/ Pamela K. Kohn	Director	February 29, 2024
Pamela K. Kohn

/s/ David J. Neithercut	Director	February 29, 2024
David J. Neithercut

/s/ Andrew P. Power	Director	February 29, 2024
Andrew P. Power