Form 10-Q
period 2024-03-31
AMERICOLD REALTY TRUST
filed 2024-05-10
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2024
Common Stock, $0.01 par value per share	284,040,294

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
•labor and power costs; labor shortages;
•our relationship with our associates, the occurrence of any work stoppages or any disputes under our collective bargaining agreements and employment related litigation;
•the impact of supply chain disruptions;
•risks related to rising construction costs;
•risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames, or at all, in respect thereof;
•uncertainty of revenues, given the nature of our customer contracts;
•acquisition risks, including the failure to identify or complete attractive acquisitions or failure to realize the intended benefits from our recent acquisitions;
•difficulties in expanding our operations into new markets;
•uncertainties and risks related to public health crises;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes, and those related to the cyber matter which occurred on April 26, 2023;
•risks related to implementation of the new ERP system, defaults or non-renewals of significant customer contracts;
•risks related to privacy and data security concerns, and data collection and transfer restrictions and related foreign regulations;
•changes in applicable governmental regulations and tax legislation;
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
•risks related to the partial ownership of properties, including our JV investments;
•risks related to natural disasters;
•adverse economic or real estate developments in our geographic markets or the temperature-controlled warehouse industry;
•changes in real estate and zoning laws and increases in real property tax rates;
•general economic conditions;

•risks associated with the ownership of real estate generally and temperature-controlled warehouses in particular;
•possible environmental liabilities;
•uninsured losses or losses in excess of our insurance coverage;
•financial market fluctuations;
•our failure to obtain necessary outside financing on attractive terms, or at all;
•risks related to, or restrictions contained in, our debt financings;
•decreased storage rates or increased vacancy rates;
•the potential dilutive effect of our common stock offerings, including our ongoing at the market program;
•the cost and time requirements as a result of our operation as a publicly traded REIT; and
•our failure to maintain our status as a REIT.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements may contain such words. Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include those regarding our 2024 outlook and our migration of our customers to fixed commitment storage contracts. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and other reports filed with the Securities and Exchange Commission, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2024	December 31, 2023
Assets
Property, buildings and equipment:
Land	$813,243	$820,831
Buildings and improvements	4,444,068	4,464,359
Machinery and equipment	1,568,141	1,565,431
Assets under construction	476,421	452,312
	7,301,873	7,302,933
Accumulated depreciation	(2,259,390)	(2,196,196)
Property, buildings and equipment – net	5,042,483	5,106,737

Operating leases – net	238,065	247,302
Financing leases – net	100,997	105,164

Cash, cash equivalents and restricted cash	59,204	60,392
Accounts receivable – net of allowance of $21,204 and $21,647 at March 31, 2024 and December 31, 2023, respectively	407,427	426,048
Identifiable intangible assets – net	884,521	897,414
Goodwill	790,568	794,004
Investments in and advances to partially owned entities	38,799	38,113
Other assets	226,113	194,078
Total assets	$7,788,177	$7,869,252

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$455,919	$392,156
Accounts payable and accrued expenses	513,820	568,764
Senior unsecured notes and term loans – net of deferred financing costs of $9,908 and $10,578, in the aggregate, at March 31, 2024 and December 31, 2023, respectively	2,578,992	2,601,122
Sale-leaseback financing obligations	143,825	161,937
Financing lease obligations	91,412	97,177
Operating lease obligations	231,921	240,251
Unearned revenue	29,089	28,379
Deferred tax liability – net	134,142	135,797
Other liabilities	7,653	9,082
Total liabilities	4,186,773	4,234,665
Commitments and contingencies (Note 7 - Commitments and Contingencies)
Equity
Stockholders’ equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 284,034,111 and 283,699,120 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,840	2,837
Paid-in capital	5,631,968	5,625,907
Accumulated deficit and distributions in excess of net earnings	(2,048,978)	(1,995,975)
Accumulated other comprehensive income (loss)	(4,534)	(16,640)
Total stockholders’ equity	3,581,296	3,616,129
Noncontrolling interests:
Noncontrolling interests in Operating Partnership	20,108	18,458
Total equity	3,601,404	3,634,587

Total liabilities and equity	$7,788,177	$7,869,252
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2024	2023
Revenues:
Rent, storage and warehouse services	$597,710	$595,052
Transportation services	56,853	68,078
Third-party managed services	10,417	13,359
Total revenues	664,980	676,489
Operating expenses:
Rent, storage and warehouse services cost of operations	400,579	420,225
Transportation services cost of operations	45,331	56,418
Third-party managed services cost of operations	8,234	12,280
Depreciation and amortization	92,095	85,024
Selling, general and administrative	65,426	62,855
Acquisition, cyber incident and other, net	14,998	7,147
(Gain) loss from sale of real estate	(3,514)	191
Total operating expenses	623,149	644,140

Operating income	41,831	32,349

Other (expense) income:
Interest expense	(33,430)	(34,423)
Loss on debt extinguishment and termination of derivative instruments	(5,182)	(545)
Loss from investments in partially owned entities	(949)	(648)
Other, net	9,526	1,433
Income (loss) from continuing operations before income taxes	11,796	(1,834)

Income tax (expense) benefit:
Current	(1,375)	(1,977)
Deferred	(619)	3,621
Total income tax (expense) benefit	(1,994)	1,644

Net income (loss) :
Income (loss) from continuing operations	9,802	(190)
Loss from discontinued operations, net of tax	—	(2,381)
Net income (loss)	$9,802	$(2,571)
Net income (loss) attributable to noncontrolling interests	62	(9)
Net income (loss) attributable to Americold Realty Trust, Inc.	$9,740	$(2,562)

Weighted average common stock outstanding – basic	284,644	270,230
Weighted average common stock outstanding – diluted	284,878	270,230

Net income per common share from continuing operations - basic	$0.03	$—
Net loss per common share from discontinued operations - basic	—	(0.01)
Basic income (loss) per share	$0.03	$(0.01)

Net income per common share from continuing operations - diluted	$0.03	$—
Net loss per common share from discontinued operations - diluted	—	(0.01)
Diluted income (loss) per share	$0.03	$(0.01)
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$9,802	$(2,571)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	(13)	698
Change in unrealized net (loss) gain on foreign currency	(581)	179
Unrealized gain (loss) on cash flow hedges	12,700	(12,564)
Other comprehensive income (loss) income - net of tax attributable to Americold Realty Trust, Inc.	12,106	(11,687)
Other comprehensive income (loss) attributable to noncontrolling interests	51	(35)
Total comprehensive income (loss)	$21,959	$(14,293)

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net Income	—	—	—	9,740	—	62	9,802
Other comprehensive income	—	—	—	—	12,106	51	12,157
Distributions on common stock, restricted stock and OP units	—	—	—	(62,743)	—	(233)	(62,976)
Stock-based compensation expense	—	—	4,849	—	—	1,770	6,619
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	276,843	3	(284)	—	—	—	(281)
Common stock issuance related to employee stock purchase plan	58,148	—	1,496	—		—	1,496
Balance - March 31, 2024	284,034,111	$2,840	$5,631,968	$(2,048,978)	$(4,534)	$20,108	$3,601,404

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(2,562)	—	(9)	(2,571)
Other comprehensive loss	—	—	—	—	(11,687)	(35)	(11,722)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,692)	—	(240)	(59,932)
Stock-based compensation expense	—	—	5,273	—	—	1,697	6,970
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	221,084	2	(801)	—	—	—	(799)
Common stock issuance related to employee stock purchase plan	60,393	1	1,452	—	—	—	1,453
Balance - March 31, 2023	270,096,433	$2,701	$5,197,893	$(1,477,452)	$(17,737)	$15,872	$3,721,277

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$9,802	$(2,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,095	85,024
Amortization of deferred financing costs and pension withdrawal liability	1,289	1,240
Loss on debt extinguishment, modifications and termination of derivative instruments	5,182	545
Loss from investments in partially owned entities	949	3,029
Stock-based compensation expense	6,619	6,970
Deferred income taxes expense (benefit)	619	(3,621)
(Gain) loss from sale of real estate	(3,514)	191
Loss (gain) on other asset disposals	206	(156)
Provision for doubtful accounts receivable	927	1,458
Non-cash lease expenses	10,525	10,624
Changes in operating assets and liabilities:
Accounts receivable	14,085	20,012
Accounts payable and accrued expenses	(53,753)	(62,405)
Other assets	(13,852)	(13,209)
Operating lease liabilities	(9,901)	(9,806)
Other	711	4,156
Net cash provided by operating activities	61,989	41,481

Investing activities:
Additions to property, buildings and equipment	(45,753)	(69,262)
Investments in partially owned entities and other	(2,582)	(18,400)
Proceeds from sale of property, buildings and equipment	9,020	70
Net cash used in investing activities	(39,315)	(87,592)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(63,044)	(60,064)
Proceeds from stock options exercised	1,943	1,464
Proceeds from employee stock purchase plan	1,496	1,452
Remittance of withholding taxes related to employee stock-based transactions	(2,224)	(2,265)
Proceeds from revolving line of credit	200,010	186,700
Repayment on revolving line of credit	(126,000)	(76,604)
Repayment of sale-leaseback financing obligations	(2,434)	(2,170)
Termination of sale-leaseback financing obligations and related termination premiums	(20,433)	—
Repayment of financing lease obligations	(11,787)	(9,646)
Net cash (used in) provided by financing activities	(22,473)	38,867
Net increase (decrease) in cash, cash equivalents and restricted cash	201	(7,244)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(1,389)	1,403
Cash, cash equivalents and restricted cash:
Beginning of period	60,392	53,063
End of period	$59,204	$47,222

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$35,440	$40,467
Addition of property, buildings and equipment under financing lease obligations	$6,831	$10,486
Addition of property, buildings and equipment under operating lease obligations	$281	$474

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$27,848	$47,387
Income taxes paid – net of refunds	$2,374	$556
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2023 Annual Report on Form 10-K as filed with the SEC, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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
Reclassifications
During May of 2023, the Company acquired Agrofundo Brazil II Fundode Investimento em Participações or the “Comfrio” joint venture (“JV”) for total consideration of $56.6 million. Upon acquisition, Comfrio JV met the held for sale criteria and as such qualified for presentation as a discontinued operation. The Company has reclassified the related financial results associated with the Comfrio business as discontinued operations for all periods presented. In August of 2023, the Company sold the assets and liabilities of Comfrio. The corresponding proceeds and gain related to the sale were insignificant.
The Company reclassified Multi-employer pension plan withdrawal liability and Pension and postretirement benefit liabilities into Other liabilities on the Condensed Consolidated Balance sheets for all periods presented.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lastly, the Condensed Consolidated Statement of Cash Flows includes various reclassifications, all within cash provided by operating activities, to conform current and prior period presentation.
Recent Capital Markets Activity
Universal Shelf Registration Statement
On March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company.

At the Market (ATM) Equity Program

On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we could sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “Prior ATM Equity Program”). Sales of our common stock made pursuant to the Prior ATM Equity Program could be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales could also be made on a forward basis pursuant to separate forward sale agreements.

During August of 2023, we sold 13,244,905 common shares under the prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the prior ATM Equity Program were used to repay a portion of the revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, and pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the three months ended March 31, 2024 we did not sell any shares of our common stock under the Current ATM Equity Program.
Purchase of Sale-leaseback Facilities
During the three months ended March 31, 2024, the Company purchased two facilities that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $20.4 million, resulting in the recognition of a “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statement of Operations of $4.7 million.

Discontinued Operations

During the three months ended June 30, 2023, the Company acquired the outstanding majority interest of the Comfrio joint venture. Upon acquisition, the Company committed to a plan to sell Comfrio in its present condition and initiated a program to locate a buyer and complete the disposition. As Comfrio was a newly

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
acquired business that met the held-for-sale criteria upon acquisition, the Company classified the associated assets acquired and liabilities assumed as held for sale and the operations as discontinued operations. In August of 2023, the Company sold the assets and liabilities of Comfrio. The amount presented under “Net loss from discontinued operations” on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2023, reflect our share of losses from the Comfrio joint venture prior to acquisition of the full portfolio. Refer to Note 3 - Debt of the Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC for further details.

Recent Rules and Accounting Pronouncements

In March 2024, the Securities and Exchange Commission (the “SEC”) adopted the final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants’ strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay in the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of these rules on its disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

2. Acquisition, cyber incident and other, net

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of the charges and credits included in “Acquisition, cyber incident and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended March 31,
Acquisition, cyber incident and other, net	2024	2023
Project Orion expenses	$7,814	$1,946
Severance costs	3,834	3,415
Cyber incident related costs, net of insurance recoveries	2,715	—
Acquisition and integration related costs	1,006	$1,786
Other	(371)	—
Total acquisition, cyber incident and other, net	$14,998	$7,147

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

Cyber incident related costs, net of insurance recoveries represents costs related to the cyber incident further described in Note 1 - General of the Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC.

3. Debt

The following table reflects a summary of our outstanding indebtedness as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
	Carrying Amount	Carrying Amount
Senior Unsecured Notes	$1,759,250	$1,777,925
Senior Unsecured Term Loans	829,650	833,775
Senior Unsecured Revolving Credit Facility	455,919	392,156
Total principal amount of indebtedness	$3,044,819	$3,003,856
Less: unamortized deferred financing costs	(9,908)	(10,578)
Total indebtedness, net of deferred financing costs	$3,034,911	$2,993,278

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides the details of our Senior Unsecured Notes (in thousands):

			March 31, 2024		December 31, 2023
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	01/2026	4.7%	$200,000	$200,000	$200,000	$200,000
Series B Notes	01/2029	4.9%	$400,000	400,000	$400,000	400,000
Series C Notes	01/2030	4.1%	$350,000	350,000	$350,000	350,000
Series D Notes	01/2031	1.6%	€400,000	431,600	€400,000	441,560
Series E Notes	01/2033	1.7%	€350,000	377,650	€350,000	386,365
Total Senior Unsecured Notes				$1,759,250		$1,777,925
The following table provides the details of our Senior Unsecured Term Loans (balances in thousands):

	March 31, 2024				December 31, 2023
	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	SOFR 0.9%		$375,000	$375,000	SOFR 0.9%		$375,000	$375,000
Tranche A-2	CDOR 0.9%	C$	250,000	184,650	CDOR 0.9%	C$	250,000	188,775
Delayed Draw Tranche A-3	SOFR 0.9%		$270,000	270,000	SOFR 0.9%		$270,000	270,000
Total Senior Unsecured Term Loan Facility				$829,650				$833,775
(1) S = one-month Adjusted Term SOFR; C = one-month CDOR. Tranche A-1 and Tranche A-3 SOFR includes an adjustment of 0.1%, in addition to the margin. While the above reflects the contractual rate, refer to the description below of the Senior Unsecured Credit Facility for details of the portion of these Term Loans that are hedged, therefore, at a fixed interest rate for the duration of the respective swap agreement. Refer to Note 4 - Derivative Financial Instruments for details of the related interest rate swaps.
The following table provides the details of our Senior Unsecured Revolving Credit Facility (in thousands):

	March 31, 2024				December 31, 2023
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR 0.8%		$104,000	$104,000	SOFR 0.8%		$34,000	$34,000
Australian dollar	BBSW 0.8%	A$	197,000	128,464	BBSW 0.8%	A$	191,000	130,108
British pound sterling	SONIA 0.8%		£78,000	98,459	SONIA 0.8%		£78,000	99,302
Canadian dollar	CDOR 0.8%	C$	35,000	25,851	CDOR 0.8%	C$	35,000	26,429
Euro	EURIBOR 0.8%		€67,500	72,833	EURIBOR 0.8%		€67,500	74,513
New Zealand dollar	BKBM 0.8%	NZD	44,000	26,312	BKBM 0.8%	NZD	44,000	27,804
Total Senior Unsecured Revolving Credit Facility				$455,919				$392,156
(1) S = one-month Adjusted SOFR; C = one-month CDOR; E = Euro Interbank Offered Rate (EURIBOR); SONIA = Adjusted Sterling Overnight Interbank Average Rate; BBSW = Bank Bill Swap Rate; BKBM = Bank Bill Reference Rate. We have elected Daily SOFR for the entirety of our U.S. dollar denominated borrowings shown above, which includes an adjustment of 0.1%, in addition to the margin. Our British pound sterling borrowings bear interest tied to adjusted SONIA, which includes an adjustment of less than 0.1% in addition to our margin.
Refer to Note 9 - Segment Information of the Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC for further details of our outstanding indebtedness. As of March 31, 2024, we were in compliance with all debt covenants.
4. Derivative Financial Instruments

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Designated Non-derivative Financial Instruments
As of March 31, 2024, the Company designated £78.0 million, A$197.0 million and €817.5 million of debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2023, the Company designated £78.0 million, A$191.0 million and €817.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net (loss) gain on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to variable-rate debt. To manage this risk, the Company periodically enters into interest rate swap agreements. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective swap agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates. The following table includes the key provisions of the interest rate swaps outstanding as of March 31, 2024 and December 31, 2023 (fair value in thousands):

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of March 31, 2024	Liability Fair Value as of March 31, 2024
$200 million	3.1%	12/29/2023	7/30/2027	$6,645	$—
$175 million	3.5%	11/30/2022	7/30/2027	3,548	—
$270 million	3.1%	11/01/2022	12/31/2027	9,461	—
C$250 million	3.6%	9/23/2022	12/31/2027	2,428	—
			Total	$22,082	$—

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2023	Liability Fair Value as of December 31, 2023
$200 million	3.1%	12/29/2023	7/30/2027	$3,687	$—
$175 million	3.5%	11/30/2022	7/30/2027	788	—
$270 million	3.1%	11/01/2022	12/31/2027	5,106	—
C$250 million	3.6%	9/23/2022	12/31/2027	—	330
			Total	$9,581	$330
In addition, the Company is subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loan. The Company implemented a cross-currency swap to manage the foreign currency exchange rate risk on its intercompany loan. This agreement effectively mitigates the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. This agreement involves the receipt of fixed USD amounts in exchange for payment of fixed Australian Dollar amounts over the life of the intercompany loan. The entirety of the Company’s outstanding intercompany loan receivable balance of A$153.5 million was hedged under the cross-currency swap agreement at March 31, 2024 and December 31, 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
There have been no significant changes to our policy or strategy related to derivative financial instruments from what was disclosed in our 2023 Annual Report on Form 10-K. During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified as an increase to “Foreign currency exchange loss” (a component of “Other, net” on the Condensed Consolidated Statements of Operations) and an additional $13.5 million will be reclassified as a decrease to “Interest expense” and a corresponding increase to operating cash flows. Additionally, during the current year, the Company estimates that an additional $0.5 million will be reclassified as an increase to “Loss on debt extinguishment and termination of derivative instruments”.
The Company determines the fair value of its derivative instruments using a present value calculation with significant observable inputs classified as Level 2 of the fair value hierarchy. Derivative asset balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Other assets” and derivative liability balances are recorded on the accompanying Condensed Consolidated Balance Sheets within “Accounts payable and accrued expenses”. The following table presents the fair value of the derivative financial instruments as of March 31, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In thousands)
Designated derivatives
Foreign exchange contracts	$9,586	$5,899	$—	$—
Interest rate contracts	22,082	9,581	—	330
Total fair value of derivatives	$31,668	$15,480	$—	$330
The following tables present the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, including the impacts to Accumulated Other Comprehensive (Loss) Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Interest rate contracts	$17,206	$(10,247)	Interest expense	$4,375	$2,432
Interest rate contracts	—	—	Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(424)	(620)
Foreign exchange contracts	3,832	1,683	Foreign currency exchange loss, net	4,242	2,096
Foreign exchange contracts	—	—	Interest expense	145	92
Total designated cash flow hedges	$21,038	$(8,564)		$8,338	$4,000
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. As of March 31, 2024, the Company recorded an increase to “Loss on debt extinguishment, modifications and termination of derivative instruments” related to this transaction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” and is being amortized to “Loss on debt extinguishment, modificaitons and termination of derivative instruments” through 2024. The Company’s derivatives are subject to master netting agreements, but there was no impact of offsetting as of March 31, 2024 and December 31, 2023.
As of March 31, 2024 and December 31, 2023, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

5. Fair Value Measurements

As of March 31, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term maturities of the instruments.
The Company’s assets and liabilities measured or disclosed at fair value are as follows (in thousands):

		Fair Value
	Fair Value Hierarchy	March 31, 2024	December 31, 2023

Measured at fair value during the current reporting period:
Interest rate swap assets	Level 2	$22,082	$9,581
Interest rate swap liabilities	Level 2	—	$330
Cross currency swap assets	Level 2	$9,586	$5,899

Disclosed at fair value:
Senior unsecured notes, term loans, and revolving credit facility	Level 3	$2,864,779	$2,821,064
6. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three months ended March 31, 2024, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction. During the three months ended March 31, 2023, the effective tax rates were mainly impacted by the loss generated by our foreign operations.

The international tax framework (“Pillar 2”) created by the Organization for Economic Co-operation and Development includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and is effective for the Company's 2024 calendar year. The Company has concluded that the legislation does not have a material impact on the Company’s income tax expense.

7. Commitments and Contingencies

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

April 2023 Cyber Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber incident”). The Company engaged an external cyber security expert to initiate responses to contain, remediate, and commence a forensic investigation.Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed normal operations prior to June 30, 2023. As a result of the Cyber incident, the Company has received claims for reimbursement from a number of customers pursuant to the terms of the contracts between each of those customers and the Company. As of March 31, 2024 the Company maintains an accrual of $5.2 million. This represents management’s best estimate of the amount of loss related to such claims based on its evaluation of the relevant contract terms and other relevant facts and circumstances.

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

On April 2, 2019, while its application to the First Department was pending, PFS voluntarily dismissed its state court action, and First Department application, and re-filed substantially the same claims against the Company in the U.S. District Court for the Southern District of New York. In addition to an order enjoining Americold from making offers to purchase the properties leased by PFS, PFS sought compensatory, consequential and/or punitive damages. The Company filed a motion to require PFS to reimburse the Company for its legal fees it incurred for the state court action before PFS is allowed to proceed in the federal court action. On February 18, 2020, the Court granted Americold’s request for an award of legal fees from PFS but declined to stay the case pending payment of that award. As to the amount of the award, the Company and PFS have entered into a stipulation that PFS will pay Americold $0.6 million to reimburse the Company for its legal fees upon conclusion of the case. PFS has since amended its complaint, and Americold filed a motion to dismiss that amended complaint.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

On March 18, 2024, the Court granted the Company’s motion to dismiss. Specifically, the Court dismissed PFS’s federal trade secret claim for failure to state a claim. In the absence of a viable federal claim, the Court then declined to exercise supplemental jurisdiction over PFS’s remaining state-law claims, dismissing those without prejudice. The case against the Company in the Southern District of New York is now closed.

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal environmental liabilities in “Accounts payable and accrued expenses” as of March 31, 2024 and December 31, 2023. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There are no material unrecorded contingent liabilities as of March 31, 2024.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of March 31, 2024 and December 31, 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
8. Accumulated Other Comprehensive Income (Loss)

The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Opening Balance	$(16,640)	$(6,050)

Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$383	$2,682
(Loss) gain arising during the period	(13)	698
Balance at end of period, net of tax	$370	$3,380

Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(31,587)	$(26,650)
Cumulative translation adjustment	(27,506)	10,801
Derivative net investment hedges	26,925	(10,622)
Net (loss) gain on foreign currency translation	(581)	179
Balance at end of period, net of tax	$(32,168)	$(26,471)

Designated derivatives:
Balance at beginning of period, net of tax	$14,564	$17,918
Cash flow hedge derivatives	21,038	(8,564)
Net amount reclassified from AOCI to net loss	(8,338)	(4,000)
Net gain (loss) on designated derivatives	12,700	(12,564)
Balance at end of period, net of tax	$27,264	$5,354
Closing accumulated other comprehensive income (loss)	$(4,534)	$(17,737)
(1)Amounts reclassified from AOCI for pension liabilities are recognized in “Selling, general, and administrative” in the accompanying Condensed Consolidated Statements of Operations.

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
The following table presents segment revenues and contributions with a reconciliation to loss from continuing operations before income taxes for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Segment revenues:
Warehouse	$597,710	$595,052
Transportation	56,853	68,078
Third-party managed	10,417	13,359
Total revenues	664,980	676,489

Segment contribution:
Warehouse	197,131	174,827
Transportation	11,522	11,660
Third-party managed	2,183	1,079
Total segment contribution	210,836	187,566

Reconciling items:
Depreciation and amortization	(92,095)	(85,024)
Selling, general, and administrative	(65,426)	(62,855)
Acquisition, cyber incident, and other, net	(14,998)	(7,147)
Gain (loss) on sale of real estate	3,514	(191)
Interest expense	(33,430)	(34,423)
Other, net	9,526	1,433
Loss on debt extinguishment and termination of derivative instruments	(5,182)	(545)
Loss from investments in partially owned entities	(949)	(648)
Income (loss) from continuing operations before income taxes	$11,796	$(1,834)

10. Earnings/Loss per Common Share

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

A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding – basic	284,644	270,230
Dilutive effect of stock-based awards	234	—
Weighted average common shares outstanding – diluted	284,878	270,230
For the three months ended March 31, 2024, potential common shares under the treasury stock method and the if-converted method were dilutive because the company reported a net profit for the period.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended March 31,
	2024	2023
Employee stock options	—	—
Restricted stock units	274	57
OP units	87	51
	361	108
11. Revenue from Contracts with Customers

Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three months ended March 31, 2024 and 2023 within the segments and geographic region (in thousands):

	Three Months Ended March 31, 2024
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$217,395	$17,864	$19,062	$1,512	$255,833
Warehouse services	267,788	24,988	34,490	1,020	328,286
Transportation	32,895	14,896	8,558	504	56,853
Third-party managed	4,438	—	5,979	—	10,417
Total revenues (1)	522,516	57,748	68,089	3,036	651,389
Lease revenue (2)	12,077	1,514	—	—	13,591
Total revenues from contracts with all customers	$534,593	$59,262	$68,089	$3,036	$664,980

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$219,081	$20,545	$17,665	$1,702	$258,993
Warehouse services	261,632	26,356	34,372	1,285	323,645
Transportation	35,381	23,406	8,672	619	68,078
Third-party managed	7,563	—	5,796	—	13,359
Total revenues (1)	523,657	70,307	66,505	3,606	664,075
Lease revenue (2)	11,050	1,364	—	—	12,414
Total revenues from contracts with all customers	$534,707	$71,671	$66,505	$3,606	$676,489
(1)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842, Leases.
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
For arrangements containing non-cancellable contract terms, any variable consideration related to storage renewals or incremental handling charges above stated minimums are 100.0% constrained and not included in the aggregate amount of the transaction price allocated to the unsatisfied performance obligations disclosed below, given the degree in difficulty in estimation. Payment terms are generally 0-30 days upon billing, which is typically monthly, either in advance or subsequent to the performance of services. The same payment terms typically apply for arrangements containing variable consideration.
The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
As of March 31, 2024, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 16.0% of these remaining performance obligations as revenue in 2024, and the remaining 84.0% to be recognized over a weighted average period of 14.9 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2024, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $402.6 million and $420.2 million million as of March 31, 2024 and December 31, 2023, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $29.1 million and $28.4 million as of March 31, 2024 and December 31, 2023, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2023 has been recognized as of March 31, 2024, and represents revenue from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in Part I of this report under 'Cautionary Statement Regarding Forward-Looking Statements' and 'Risk Factors' in our Annual Report on Form 10-K for the year ended December 31, 2023.

Management’s Overview
We are a global leader in temperature-controlled storage, logistics, real estate and value added services, and are focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. Our self-administered and self-managed REIT operates 241 warehouses globally, totaling around 1.5 billion cubic feet, with 196 in North America, 25 in Europe, 18 in Asia-Pacific, and 2 in South America as of March 31, 2024.
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

Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. Since going public in 2018, we have acquired over 100 facilities, or approximately 40.0% of our total warehouse facility network. Project Orion will enable us to better integrate many of these recent acquisitions and position us well for the integration of future acquisitions. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years. Since inception, the Company has incurred $84.1 million of implementation costs related to Project Orion of which $59.4 million has been deferred within Other Assets on the Condensed Consolidated Balance Sheet as of March 31, 2024.
For further information regarding Project Orion, refer to our Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC.
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

Significant Risks and Uncertainties
Refer to “Item 1A - Risk Factors” of our 2023 Annual Report on Form 10-K as filed with the SEC.

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
The following table shows a comparison of underlying spot and average exchange rates for the three month periods ending March 31, 2024 and 2023. Amounts presented in constant currency within our results of operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the reader to understand the impact of operations excluding changes in foreign exchange rates. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended (1)
	March 31, 2024		March 31, 2023
Argentinian peso	0.001	0.001	0.005	0.005
Australian dollar	0.652	0.658	0.669	0.684
Brazilian real	0.199	0.202	0.198	0.193
British pound	1.262	1.268	1.234	1.215
Canadian dollar	0.739	0.742	0.740	0.740
Chilean peso	0.001	0.001	0.001	0.001
Euro	1.079	1.086	1.084	1.073
New Zealand dollar	0.598	0.613	0.626	0.630
Polish zloty	0.251	0.251	0.232	0.228
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
Same Store Analysis
We believe that same store metrics are key performance indicators commonly used in the real estate industry. Evaluating the performance of our real estate portfolio on a same store basis allows investors to evaluate performance in a way that is consistent period to period. We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease, after development or significant modification (e.g., expansion or rehabilitation subsequent to a natural disaster). Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2023) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that were sold or entered development subsequent to the beginning of the current calendar year.
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

The following table shows the number of same-store and non-same store warehouses in our portfolio as of March 31, 2024. The non-same store warehouse count in the table below includes the partial period impact of sites exited during the periods presented.

Same Store Warehouses	226
Non-Same Store Warehouses (1)	10
Third-Party Managed Warehouses	5
Total Warehouses	241
(1) The non-same store facility count of 10 consists of: five sites in the expansion and development phase, two facilities that we purchased in 2023, one facility that requires capital investment in anticipation of repurposing, one leased facility expiring during the second quarter of 2024 which we have already ramped down operations ahead of expiration, and one site in which we have ceased operations and intend to lease to a third party.
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
Economic occupancy is a key driver of our financial results. Historically, providers of temperature-controlled warehouse space have offered storage services to customers on an as-utilized, on-demand basis. We now aim to establish contracts with fixed storage commitments for new customer relationships and transition existing customers to such contracts in conjunction with contract renewals or changes in customer profiles. This strategy mitigates the impact of seasonal changes on physical occupancy and ensures our customers have the necessary space to support their business needs.
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
Loss on debt extinguishment, modifications, and termination of derivative instruments is representative of charges associated with debt extinguishments and modifications as well as the termination of derivative instruments.
Loss from investments in partially owned entities is representative of our share of gains and losses associated with our minority ownership interests in joint ventures.
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on asset disposals, and other miscellaneous items.

RESULTS OF OPERATIONS

Comparison of Results for the Three Months Ended March 31, 2024 and 2023

Warehouse Segment

The following table presents the operating results of our warehouse segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
	(Dollars in thousands)
Rent and storage	$269,424	$274,666	$271,407	(0.7)%	1.2%
Warehouse services	328,286	332,428	323,645	1.4%	2.7%
Total warehouse segment revenues	597,710	607,094	595,052	0.4%	2.0%

Power	33,333	34,370	36,048	(7.5)%	(4.7)%
Other facilities costs (2)	65,595	67,043	60,800	7.9%	10.3%
Labor	248,173	251,132	258,541	(4.0)%	(2.9)%
Other services costs (3)	53,478	54,558	64,836	(17.5)%	(15.9)%
Total warehouse segment cost of operations	$400,579	$407,103	$420,225	(4.7)%	(3.1)%

Warehouse segment contribution (NOI)	197,131	199,991	174,827	12.8%	14.4%
Warehouse rent and storage contribution (NOI)	170,496	173,253	174,559	(2.3)%	(0.7)%
Warehouse services contribution (NOI)	26,635	26,738	268	9,838.4%	9,876.9%

Total warehouse segment margin	33.0%	32.9%	29.4%	360 bps	356 bps
Rent and storage margin	63.3%	63.1%	64.3%	-103 bps	-124 bps
Warehouse services margin	8.1%	8.0%	0.1%	803 bps	796 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.2 million and $9.4 million, on an actual basis, for the first quarter of 2024 and 2023, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.5 million and $3.6 million, on an actual basis, for the first quarter of 2024 and 2023, respectively.

On a constant currency basis, our warehouse segment revenues increased $12.0 million, or 2.0%, as compared to the same period in the prior year. This growth was primarily driven by $4.9 million of growth in our same store pool and $7.2 million of growth in our non-same store pool, further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $13.1 million, or 3.1%, during the three months ended March 31, 2024, as compared to the same period of the prior year. This is primarily driven by a $13.8 million decrease in same store warehouse costs of operations, further discussed below.
On a constant currency basis, warehouse segment NOI increased 14.4% during the three months ended March 31, 2024, as compared to the same period of the prior year. This is primarily due to increased NOI in our same store portfolio of $18.7 million on a constant currency basis, attributable to factors described below.
Same Store and Non-Same Store Results
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of same store sites	226		226	n/a	n/a
Same store revenues:	(Dollars in thousands)
Rent and storage	$256,295	$261,450	$264,050	(2.9)%	(1.0)%
Warehouse services	320,416	324,447	316,978	1.1%	2.4%
Total same store revenues	576,711	585,897	581,028	(0.7)%	0.8%
Same store cost of operations:
Power	31,225	32,254	34,810	(10.3)%	(7.3)%
Other facilities costs	59,195	60,613	57,270	3.4%	5.8%
Labor	235,560	238,424	246,463	(4.4)%	(3.3)%
Other services costs	50,149	51,220	57,768	(13.2)%	(11.3)%
Total same store cost of operations	$376,129	$382,511	$396,311	(5.1)%	(3.5)%

Same store contribution (NOI)	$200,582	$203,386	$184,717	8.6%	10.1%
Same store rent and storage contribution (NOI)	$165,875	$168,583	$171,970	(3.5)%	(2.0)%
Same store services contribution (NOI)	$34,707	$34,803	$12,747	172.3%	173.0%

Total same store margin	34.8%	34.7%	31.8%	299 bps	292 bps
Same store rent and storage margin	64.7%	64.5%	65.1%	-41 bps	-65 bps
Same store services margin	10.8%	10.7%	4.0%	681 bps	671 bps

	Three Months Ended March 31,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of non-same store sites	10		12	n/a	n/a
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$13,129	$13,216	$7,357	n/r	n/r
Warehouse services	7,870	7,981	6,667	n/r	n/r
Total non-same store revenues	20,999	21,197	14,024	n/r	n/r
Non-same store cost of operations:
Power	2,108	2,116	1,238	n/r	n/r
Other facilities costs	6,400	6,430	3,530	n/r	n/r
Labor	12,613	12,708	12,078	n/r	n/r
Other services costs	3,329	3,338	7,068	n/r	n/r
Total non-same store cost of operations	$24,450	$24,592	$23,914	n/r	n/r

Non-same store contribution (NOI)	$(3,451)	$(3,395)	$(9,890)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$4,621	$4,670	$2,589	n/r	n/r
Non-same store services contribution (NOI)	$(8,072)	$(8,065)	$(12,479)	n/r	n/r

Total non-same store margin	(16.4)%	(16.0)%	(70.5)%	n/r	n/r
Non-same store rent and storage margin	35.2%	35.3%	35.2%	n/r	n/r
Non-same store services margin	(102.6)%	(101.1)%	(187.2)%	n/r	n/r

	Three Months Ended March 31,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Total warehouse segment revenues	$597,710	$607,094	$595,052	0.4%	2.0%
Total warehouse cost of operations	$400,579	$407,103	$420,225	(4.7)%	(3.1)%
Total warehouse segment contribution	$197,131	$199,991	$174,827	12.8%	14.4%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable, the change in actual and constant currency metrics does not apply to site count.
n/r - not relevant

Same store handling revenue increased $7.5 million on a constant currency basis, primarily due to our pricing initiatives and rate escalations, partially offset by a decline in throughput as a result of consumer buying habits as a result of the current market environment.
Same store storage revenue decreased $2.6 million on a constant currency basis, primarily due to a decline in economic occupancy from lower physically occupied positions, partially offset by an increase in fixed commitments.
Same store warehouse costs of operations decreased on a constant currency basis by $13.8 million primarily driven by lower labor, other service costs, and power expense. Labor costs decreased as a result of lower throughput volume resulting in less overtime and needed contract labor, in addition to labor efficiencies. Other service costs decreased from lower throughput volumes resulting in lower freight costs. Power expense decreased primarily due to higher cost per kilowatt-hour during the first quarter of 2023 resulting from the impact of the Ukraine conflict on our European operations, which have moderated compared to the prior year.
Non-same store revenue increased $7.2 million on a constant currency basis, due to recently completed expansion and development projects, as well as completed acquisitions, including the Ormeau, Australia acquisition during July of 2023, and the Safeway acquisition during October 2023.
The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended March 31,		Change
Units in thousands except per pallet and site number data - unaudited	2024	2023
Number of same store sites	226	226	n/a
Same store rent and storage:

Economic occupancy
Average occupied economic pallets	4,242	4,453	(4.7)%
Economic occupancy percentage	80.9%	84.4%	-352 bps
Same store rent and storage revenues per average economic occupied pallet	$60.42	$59.30	1.9%
Constant currency same store rent and storage revenues per average economic occupied pallet	$61.63	$59.30	3.9%

Physical occupancy
Average physical occupied pallets	3,683	4,107	(10.3)%
Average physical pallet positions	5,246	5,277	(0.6)%
Physical occupancy percentage	70.2%	77.8%	-762 bps
Same store rent and storage revenues per average physical occupied pallet	$69.59	$64.29	8.2%
Constant currency same store rent and storage revenues per average physical occupied pallet	$70.99	$64.29	10.4%

	Three Months Ended March 31,		Change
Units in thousands except per pallet and site number data - unaudited	2024	2023

Same store warehouse services:
Throughput pallets (in thousands)	8,682	9,396	(7.6)%
Same store warehouse services revenues per throughput pallet	$36.91	$33.74	9.4%
Constant currency same store warehouse services revenues per throughput pallet	$37.37	$33.74	10.8%

Number of non-same store sites	10	12	n/a
Non-same store rent and storage:

Economic occupancy
Average economic occupied pallets	151	100	n/r
Economic occupancy percentage	53.0%	71.4%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$86.95	$73.57	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$87.52	$73.57	n/r

Physical occupancy
Average physical occupied pallets	127	83	n/r
Average physical pallet positions	285	140	n/r
Physical occupancy percentage	44.6%	59.3%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$103.38	$88.64	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$104.06	$88.64	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	368	257	n/r
Non-same store warehouse services revenues per throughput pallet	$21.39	$25.94	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$21.69	$25.94	n/r
n/a - not applicable
n/r - not relevant
Economic occupancy for our same store pool was 80.9% for the three months ended March 31, 2024, a decrease of 352 basis points compared to the same period of the prior year. Economic occupancy decreased primarily due to our customers’ slow down in food production levels, which is impacted by the economic strains felt by the end-consumer resulting in basket sizes shrinking and less pantry stocking. Economic occupancy for our same store pool for the three months ended March 31, 2024 was 1,066 basis points higher than our corresponding average physical occupancy of 70.2%.
On a constant currency basis, our same store rent and storage revenues per occupied pallet increased 3.9% during the three month period ending March 31, 2024 as compared to the same period of the prior year. This is primarily due contractual rate escalations.
Throughput pallets for our same store pool decreased 7.6% during the three months ended March 31, 2024 as compared to the same period in the prior year. This decrease was related to a decline in end-consumer demand due to the broader economic slowdown.

On a constant currency basis, our same store services revenue per throughput pallet increased 10.8% during the three months ended March 31, 2024 as compared to the same period in the prior year primarily due to contractual rate escalations.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation revenues	$56,853	$58,255	$68,078	(16.5)%	(14.4)%
Transportation cost of operations	45,331	46,475	56,418	(19.7)%	(17.6)%
Transportation segment contribution (NOI)	$11,522	$11,780	$11,660	(1.2)%	1.0%

Transportation margin	20.3%	20.2%	17.1%	314 bps	309 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Transportation revenues are $56.9 million for the three months ended March 31, 2024, a decrease of $11.2 million or 16.5% compared to $68.1 million for the same period in the prior year. On a constant currency basis transportation revenues were $58.3 million, a decrease of $9.8 million, or 14.4%, during the three months ended March 31, 2024, compared to the same period in the prior year. The decrease was primarily due to the strategic transition of transportation business in the UK to a third party logistics model, and the softening of transportation demand in the general macro-environment.
Transportation cost of operations is $45.3 million for the three months ended March 31, 2024, a decrease of $11.1 million or 19.7% compared to $56.4 million for the same period in the prior year. On a constant currency basis transportation cost of operations was $46.5 million, a decrease of $9.9 million, or 17.6%, during the three months ended March 31, 2024, compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
Transportation NOI is $11.5 million for the three months ended March 31, 2024, a decrease of $0.1 million or 1.2% compared to $11.7 million for the same period in the prior year. On a constant currency basis the transportation segment contribution NOI is $11.8 million an increase of 1.0% during the three months ended March 31, 2024, compared to the same period in the prior year due to the factors mentioned above.
On a constant currency basis, the transportation segment margin increased 309 basis points during the three months ended March 31, 2024, compared to the same period in the prior year. The increase in margin was primarily due to the strategic transition of transportation in the UK business previously mentioned above.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of managed sites	5		5	n/a	n/a
	(Dollars in thousands)
Third-party managed revenues	$10,417	$10,648	$13,359	(22.0)%	(20.3)%
Third-party managed cost of operations	8,234	8,412	12,280	(32.9)%	(31.5)%
Third-party managed segment contribution	$2,183	$2,236	$1,079	102.3%	107.2%

Third-party managed margin	21.0%	21.0%	8.1%	1288 bps	1292 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Third-party managed revenues are $10.4 million for the three months ended March 31, 2024, a decrease of $2.9 million or 22.0% compared to $13.4 million for the same period in the prior year. On a constant currency basis, third-party managed revenues were $10.6 million a decrease of $2.7 million, or 20.3%, during the three months ended March 31, 2024 as compared to the same period in the prior year.
Third-party managed cost of operations is $8.2 million for the three months ended March 31, 2024, a decrease of $4.0 million or 32.9% compared to $12.3 million for the same period in the prior year. On a constant currency basis, third-party managed cost of operations were $8.4 million, a decrease of $3.9 million, or 31.5%, during the three months ended March 31, 2024 as compared to the same period in the prior year.
The decrease in third-party managed revenues and cost of operations is due to the previous exit and continued wind down of operations of our historically largest domestic customer in this segment.
Third-party managed segment contribution (NOI) is $2.2 million for the three months ended March 31, 2024, an increase of $1.1 million or 102.3% compared to $1.1 million for the same period in the prior year. On a constant currency basis, third-party managed segment contribution (NOI) was $2.2 million for the three months ended March 31, 2024, an increase of $1.2 million, or 107.2% as compared to the same period in the prior year. The improvement in margin is primarily due to operational improvements in Australia and certain North America locations.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense increased $7.1 million, or 8.3%, during the three months ended March 31, 2024 as compared to the same period in the prior year. This increase was primarily due to acquisitions, expansions and developments, partially offset by the favorable impact of foreign currency translation.
Selling, general and administrative. Corporate-level selling, general and administrative expenses increased $2.6 million, or 4.1%, compared to $62.9 million for the three months ended March 31, 2023. This was primarily driven by an increase in routine legal and professional fees.
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net include the following:

	Three Months Ended March 31,		Change
Acquisition, cyber incident and other, net	2024	2023	$	%
Project Orion expenses	$7,814	$1,946	$5,868	301.5%
Severance costs	3,834	3,415	419	12.3%
Cyber incident related costs, net of insurance recoveries	2,715	—	2,715	n/r
Acquisition and integration related costs	1,006	1,786	(780)	(43.7)%
Other	(371)	—	(371)	n/r
Total acquisition, cyber incident and other, net	$14,998	$7,147	$7,851	109.9%

n/r- not relevant
Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net was $15.0 million for the three months ended March 31, 2024, an increase of $7.9 million compared to the three months ended March 31, 2023. Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. These costs have increased by $5.9 million primarily due to increased contract labor and ERP testing and implementation costs.
Cyber incident related costs, net of insurance recoveries increased by $2.7 million and is primarily related to incremental claims reserve expense, and professional and legal fees related to the 2023 Cyber incident further described in Note 2 - Acquisition, cyber incident and other, net and Note 7 - Commitments and Contingencies to these Condensed Consolidated Financial Statements.
Severance costs increased by $0.4 million, or 12.3%, mainly due to realignment of certain international operations.
Acquisition and integration related costs decreased by $0.8 million or 43.7%, due to less integration related expenses and professional fees from lower acquisition activity.
Other costs decreased by $0.4 million related to a litigation adjustment.
(Gain) loss from sale of real estate. For the three months ended March 31, 2024 we recorded a $3.5 million gain from the sale of real estate related to the strategic sale of a facility as we continually optimize our portfolio.

Other Expense and Income
The following table presents other items of other expense and income for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,		Change
	2024	2023	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(33,430)	$(34,423)	(2.9)%
Loss on debt extinguishment, modifications and termination of derivative instruments	(5,182)	(545)	n/r
Loss from investments in partially owned entities	(949)	(648)	46.5%
Other, net	9,526	1,433	n/r

n/r- not relevant
Interest expense. Interest expense was $33.4 million for the three months ended March 31, 2024, a decrease of $1.0 million, or 2.9%, compared to $34.4 million for the three months ended March 31, 2023. Our effective interest rate on our outstanding debt decreased from 4.1% in the first quarter of 2023 to 4.0% in the first quarter of 2024, primarily due to a favorable rate received at expiration of a portion of our Unsecured Term Loans, as well as lower average outstanding borrowings, and further benefiting from the impact of our interest rate hedge instruments.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments was $5.2 million for the three months ended March 31, 2024, an increase of $4.6 million, compared to $0.5 million for the three months ended March 31, 2023. The increase was primarily due to the purchase of two failed sale-leaseback facilities, resulting in a loss on debt extinguishment of $4.7 million.
Loss from investments in partially owned entities. Loss from investments in partially owned entities was $0.9 million for the three months ended March 31, 2024, an increase of $0.3 million, or 46.5%, compared to $0.6 million for the three months ended March 31, 2023. This is primarily due to decreases in revenue from both ventures due to lower occupancy rates and loss of a customer.
Other, net. Other, net was a benefit of $9.5 million for the three months ended March 31, 2024, a increase of $8.1 million, compared to a benefit of $1.4 million for the three months ended March 31, 2023. This is primarily due to an $8.3 million settlement related to a representations and warranty claim related to a prior acquisition.
Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax was zero for the three months ended March 31, 2024, a decrease of $2.4 million, or 100.0%, compared to $2.4 million for the three months ended March 31, 2023. This is primarily due to our share of losses from the Comfrio joint venture prior to disposition during the three months ended June 30, 2023.
Income Tax Benefit (Expense)
Income tax expense for the three months ended March 31, 2024 was $2.0 million, an increase of $3.6 million from an income tax benefit of $1.6 million for the three months ended March 31, 2023. The change is primarily from improved operating results.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, Core EBITDA and net debt to pro-forma Core EBITDA.

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
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of gain or loss on the sale of non-real estate assets; Acquisition, cyber incident and other, net; goodwill impairment (when applicable); loss on debt extinguishment; modifications and termination of derivative instruments; foreign currency exchange losses; and gain on legal settlements related to prior period operations. We also adjust Core FFO for our share of reconciling items for partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability, Non-real estate asset impairment, Amortization of below/above market leases, Straight-line rental revenue adjustment, Deferred income taxes expense (benefit), Stock-based compensation, Non-real estate depreciation and amortization, and Maintenance capital expenditures. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

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

Reconciliation of Net Income (Loss) to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended March 31,
	2024	2023
Net income (loss)	$9,802	$(2,571)
Adjustments:
Real estate related depreciation	56,275	54,541
(Gain) loss on sale of real estate	(3,514)	191
Net loss on asset disposals	40	—
Our share of reconciling items related to partially owned entities	148	903
NAREIT FFO	62,751	53,064
Adjustments:
Net (gain) loss on sale of non-real estate assets	(20)	420
Acquisition, cyber incident, and other, net	14,998	7,147
Loss on debt extinguishment and termination of derivative instruments	5,182	545
Foreign currency exchange loss (gain)	373	(458)
Our share of reconciling items related to partially owned entities	136	128
Gain on legal settlement related to prior period operations	(6,104)	—
Core FFO applicable to common stockholders	77,316	60,846
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,289	1,240
Amortization of below/above market leases	368	402
Straight-line rental revenue adjustment	589	(491)
Deferred income taxes expense (benefit)	619	(3,621)
Stock-based compensation	6,619	6,970
Non-real estate depreciation and amortization	35,820	30,483
Maintenance capital expenditures (a)	(17,933)	(16,244)
Our share of reconciling items related to partially owned entities	226	304
Adjusted FFO applicable to common stockholders	$104,913	$79,889
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
We also calculate our Core EBITDA as EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss from investments in partially owned entities; Impairment of indefinite and long-lived assets (when applicable); Foreign currency exchange loss (gain); Gain on legal settlement related to prior period operations; Stock-based compensation expense; Loss on debt extinguishment, modifications and terminations of derivatives instruments; Loss on other asset disposals; and Reduction in EBITDAre from partially owned entities . We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2024	2023
Net income (loss)	9,802	(2,571)
Depreciation and amortization	92,095	85,024
Interest expense	33,430	34,423
Income tax expense (benefit)	1,994	(1,644)
(Gain) loss on sale of real estate	(3,514)	191
Adjustment to reflect share of EBITDAre of partially owned entities	1,470	2,883
NAREIT EBITDAre	$135,277	$118,306
Adjustments:
Acquisition, cyber incident, and other, net	14,998	7,147
Loss from investments in partially owned entities	949	3,029
Foreign currency exchange loss (gain)	373	(458)
Stock-based compensation expense	6,619	6,970
Loss on debt extinguishment and termination of derivative instruments	5,182	545
Loss on other asset disposals	20	420
Reduction in EBITDAre from partially owned entities	(1,470)	(2,883)
Gain on legal settlement related to prior period operations	(6,104)	—
Core EBITDA	$155,844	$133,076

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

On March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We may use the proceeds for general corporate purposes and to fund the liquidity requirements noted above.

On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we could sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “Prior ATM Equity Program”). Sales of our common stock made pursuant to the Prior ATM Equity Program could be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and us. Sales could also be made on a forward basis pursuant to separate forward sale agreements.

During August of 2023, we sold 13,244,905 common shares under the prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the prior ATM Equity Program were used to repay a portion of the revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, and pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the three months ended March 31, 2024 we did not sell any shares of our common stock under the Current ATM Equity Program.
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
Our bad debt expense was $0.9 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we maintained bad debt allowances of approximately $21.2 million, which we believe to be adequate.
Dividends and Distributions
As a REIT, we must distribute 90.0% of our taxable income (excluding capital gains) annually. While historically we have satisfied this distribution requirement by making cash distributions to our stockholders, we may choose to satisfy this requirement by making distributions of cash or other property. All such distributions are at the discretion of our Board of Directors. Historically, we have distributed at least 100.0% of our taxable income annually, since inception, to minimize corporate-level federal income taxes.
The REIT distribution requirement limits our ability to rely on retained earnings to fund our ongoing operations compared to non-REIT companies. To meet financial commitments, capital needs, and REIT distribution requirements, we may raise capital through debt and equity markets and use our revolving credit facility.
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2024 (in thousands):

Debt Summary:
Fixed rate(1)	$2,588,900
Variable rate - unhedged	455,919
Total senior unsecured notes, term loans and borrowings under revolving line of credit	3,044,819

Sale-leaseback financing obligations	143,825
Financing lease obligations	91,412
Total debt and debt-like obligations	$3,280,056

Percent of total debt and debt-like obligations:
Fixed rate	86.1%
Variable rate	13.9%

Effective interest rate as of March 31, 2024	4.0%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CDOR, SONIA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2024, our debt had a weighted average term to maturity of approximately 4.9 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, please see Note 3 - Debt and Note 4 - Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 8 - Accumulated Other Comprehensive Income (Loss) to our Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC, respectively.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness as of March 31, 2024 for each of the next five years and thereafter, are as follows (in thousands):

Year ended:
2024	$—
2025	—
2026	200,000
2027	830,919
2028	454,650
2029 - Thereafter	1,559,250
Aggregate principal amount of indebtedness	3,044,819
Less: unamortized deferred financing costs	(9,908)
Total indebtedness, net of deferred financing costs	$3,034,911
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:
•BBB with a Stable outlook from Fitch
•BBB with a Stable Trends outlook from DBRS Morningstar
•Baa3 with a Stable outlook from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our Annual Report on Form 10-K.
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

The following table sets forth our maintenance capital expenditures for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per cubic foot amounts)
Real estate	$16,335	$14,899
Personal property	846	325
Information technology	752	1,020
Maintenance capital expenditures(1)	$17,933	$16,244

Maintenance capital expenditures per cubic foot	$0.012	$0.011
(1) Excludes a nominal amount and $2.2 million deferred acquisition maintenance capital expenditures incurred for the three months ended March 31, 2024 and 2023, respectively.
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

The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per cubic foot amounts)
Real estate	$14,588	$9,702
Personal property	16,304	20,972
Repair and maintenance expenses	$30,892	$30,674

Repair and maintenance expenses per cubic foot	$0.02	$0.02
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

Acquisitions and Dispositions
For information regarding acquisitions and dispositions completed during 2023, refer to our 2023 Annual Report on Form 10-K.
During the three months ended March 31, 2024, the Company purchased two facilities that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $20.4 million, resulting in the recognition of a “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statement of Operations of $4.7 million.
During the three months ended March 31, 2024, the Company sold a facility for proceeds of $9.0 million, resulting the recognition of a “(Gain) loss on sale of real estate” on the Condensed Consolidated Statement of Operations of $3.6 million.
Expansion and development
The expansion and development expenditures (inclusive of capitalized interest, compensation, insurance, and travel expenses) for the three months ended March 31, 2024 include $7.6 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania, $3.9 million related to the Allentown facility, $0.9 million related to our Kansas City facility, $0.5 million related to our Atlanta Major Market Strategy - Phase 2, $1.2 million related to our Russellville, Arkansas expansion, and $3.2 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This includes return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Finally, we invested approximately $13.6 million during the three months ended March 31, 2024 for contemplated future expansion or development projects.
The following table sets forth our acquisition, expansion and development capital expenditures for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Expansion and development initiatives	$29,952	$37,409
Information technology	980	1,687
Growth and expansion capital expenditures	$30,932	$39,096

Historical Cash Flows

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$61,989	$41,481
Net cash used in investing activities	$(39,315)	$(87,592)
Net cash (used in) provided by financing activities	$(22,473)	38,867

Operating Activities
For the three months ended March 31, 2024, our net cash provided by operating activities was $62.0 million, a increase of $20.5 million, compared to $41.5 million for the three months ended March 31, 2023. The increase is primarily due to the impact of improved NOI.
Investing Activities

Our net cash used in investing activities was $39.3 million for the three months ended March 31, 2024 compared to $87.6 million for the three months ended March 31, 2023. Additions to property, buildings and equipment were $45.8 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. This was partially offset by proceeds from a sold facility of $9.0 million.

Net cash used in investing activities was $87.6 million for the three months ended March 31, 2023. Cash used for additions to property, buildings and equipment was $69.3 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. We also invested $18.4 million in a loan to the Comfrio joint venture as well as minority equity interest in the RSA joint venture.
Financing Activities
Net cash used in financing activities was $22.5 million for the three months ended March 31, 2024 compared to net cash provided of $38.9 million for the three months ended March 31, 2023. Cash used in financing activities for the current period primarily consisted of $126.0 million in repayments to our Senior Unsecured Revolving Credit Facility and $63.0 million in dividend payments, $20.4 million related to the purchase of two failed sale-leaseback facilities, and $14.2 million in aggregate lease repayments, offset by $200.0 million in proceeds from our Senior Unsecured Revolving Credit Facility.
Net cash provided by financing activities was $38.9 million for the three months ended March 31, 2023. Cash provided by financing activities primarily consisted of $186.7 million in proceeds from our Senior Unsecured Revolving Credit Facility, offset by $76.6 million in repayments on our Senior Unsecured Revolving Credit Facility, $60.1 million of quarterly dividend distributions paid, and $11.8 million aggregate lease repayments.

CRITICAL ACCOUNTING ESTIMATES

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for a discussion of our critical accounting estimates and assumptions. There were no material changes during the period covered by this Quarterly Report to the critical accounting estimates and assumptions previously disclosed in our 2023 Annual Report on Form 10-K.
NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 - General to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of March 31, 2024, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranches and one-month CDOR for the CAD tranche, plus a margin of up to 0.9%. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.2% and all of our outstanding CAD-denominated term loan at a weighted average rate of 4.5%.
Additionally, we had $104.0 million, C$35.0 million, €67.5 million, £78.0 million, A$197.0 million, and NZD44.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At March 31, 2024, one-month term and daily SOFR was approximately 5.3%, one-month CDOR was approximately 5.3%, one-month SONIA was at 5.2%, one-month AUD BBSW was approximately 4.4%, one-month EURIBOR was approximately 3.8%, and one-month BKBM was approximately 5.6%. The interest rate paid on borrowings can never drop below 0.0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $4.6 million, and a 100 basis point decrease in market interest rates would result in a $4.6 million decrease in annual interest expense. Our interest rate risk exposure at March 31, 2024 was not materially different than what we disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2024 was not materially different than what we disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2023 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting
Effective March 11, 2024, Robert Harris, formerly our Vice President and Corporate Controller, succeeded Thomas Novosel as our Senior Vice President & Chief Accounting Officer. Additionally, effective January 15, 2024, Jay Wells succeeded Marc Smernoff as our Executive Vice President and Chief Financial Officer.

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

Item 1A. Risk Factors

Investing in our common shares involves risks and uncertainties. You should consider and read the information contained in our 2023 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). Any of the risks discussed in our 2023 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. There were no material changes during the period covered by this Quarterly Report to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
10.1	Offer Letter, dated December 27, 2023, by and between Americold Logistics, LLC and Jay Wells (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024 (File No. 001-34723))
10.2	Offer Letter, dated March 8, 2024, by and between the Company and Robert Harris (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on March 12, 2024 (File No. 001-34723))
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101
The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2024 , formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Income Statements for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	May 10, 2024	By:	/s/ E. Jay Wells
		Name:	E. Jay Wells
		Title:	Chief Financial Officer, Treasurer and Executive Vice President
(On behalf of the registrant and as principal financial officer)