Form 10-Q
period 2024-06-30
AMERICOLD REALTY TRUST
filed 2024-08-08
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2024
Common Stock, $0.01 par value per share	284,155,561

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
•risks related to implementation of the new ERP system;
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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2024	December 31, 2023
Assets
Property, buildings and equipment:
Land	$816,949	$820,831
Buildings and improvements	4,458,632	4,464,359
Machinery and equipment	1,575,540	1,565,431
Assets under construction	510,085	452,312
	7,361,206	7,302,933
Accumulated depreciation	(2,330,672)	(2,196,196)
Property, buildings and equipment – net	5,030,534	5,106,737

Operating leases – net	231,822	247,302
Financing leases – net	105,770	105,164

Cash, cash equivalents and restricted cash	44,198	60,392
Accounts receivable – net of allowance of $21,672 and $21,647 at June 30, 2024 and December 31, 2023, respectively	429,080	426,048
Identifiable intangible assets – net	874,788	897,414
Goodwill	790,612	794,004
Investments in and advances to partially owned entities	41,481	38,113
Other assets	254,168	194,078
Total assets	$7,802,453	$7,869,252

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$619,636	$392,156
Accounts payable and accrued expenses	570,818	568,764
Senior unsecured notes and term loans – net of deferred financing costs of $9,254 and $10,578, in the aggregate, at June 30, 2024 and December 31, 2023, respectively	2,574,022	2,601,122
Sale-leaseback financing obligations	81,201	161,937
Financing lease obligations	95,768	97,177
Operating lease obligations	226,764	240,251
Unearned revenue	27,290	28,379
Deferred tax liability – net	129,512	135,797
Other liabilities	7,854	9,082
Total liabilities	4,332,865	4,234,665
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders’ equity:
Common stock, 0.01 par value per share – 500,000,000 authorized shares; 284,079,137 and 283,699,120 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,840	2,837
Paid-in capital	5,635,353	5,625,907
Accumulated deficit and distributions in excess of net earnings	(2,176,035)	(1,995,975)
Accumulated other comprehensive income (loss)	(14,313)	(16,640)
Total stockholders’ equity	3,447,845	3,616,129
Noncontrolling interests	21,743	18,458
Total equity	3,469,588	3,634,587

Total liabilities and equity	$7,802,453	$7,869,252
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rent, storage, and warehouse services	$600,387	$581,170	$1,198,097	$1,176,222
Transportation services	50,637	58,072	107,490	126,150
Third-party managed services	9,931	10,368	20,348	23,727
Total revenues	660,955	649,610	1,325,935	1,326,099
Operating expenses:
Rent, storage, and warehouse services cost of operations	395,856	408,328	796,435	828,553
Transportation services cost of operations	41,787	48,263	87,118	104,681
Third-party managed services cost of operations	7,829	8,968	16,063	21,248
Depreciation and amortization	89,649	84,892	181,744	169,916
Selling, general, and administrative	59,453	53,785	124,879	116,640
Acquisition, cyber incident, and other, net	3,013	27,235	18,011	34,382
Gain from sale of real estate	—	(2,528)	(3,514)	(2,337)
Total operating expenses	597,587	628,943	1,220,736	1,273,083

Operating income	63,368	20,667	105,199	53,016

Other income (expense):
Interest expense	(33,180)	(36,431)	(66,610)	(70,854)
Loss on debt extinguishment and termination of derivative instruments	(110,682)	(627)	(115,864)	(1,172)
Loss from investments in partially owned entities	(1,034)	(709)	(1,983)	(1,357)
Impairment of related party loan receivable	—	(21,972)	—	(21,972)
Loss on put option	—	(56,576)	—	(56,576)
Other, net	14,623	(415)	24,149	1,018
Loss from continuing operations before income taxes	(66,905)	(96,063)	(55,109)	(97,897)

Income tax (expense) benefit:
Current income tax	(1,857)	(1,923)	(3,232)	(3,900)
Deferred income tax	4,353	1,459	3,734	5,080
Total income tax benefit (expense)	2,496	(464)	502	1,180

Net Loss
Net loss from continuing operations	(64,409)	(96,527)	(54,607)	(96,717)
Net loss from discontinued operations	—	(8,275)	—	(10,656)
Net loss	$(64,409)	$(104,802)	$(54,607)	$(107,373)
Net loss attributable to noncontrolling interests	(300)	(78)	(238)	(87)
Net loss attributable to Americold Realty Trust, Inc.	$(64,109)	$(104,724)	$(54,369)	$(107,286)

Weighted average common stock outstanding – basic	284,683	270,462	284,664	270,387
Weighted average common stock outstanding – diluted	284,683	270,462	284,664	270,387

Net loss per common share from continuing operations - basic	$(0.23)	$(0.36)	$(0.19)	$(0.36)
Net loss per common share from discontinued operations - basic	—	(0.03)	—	(0.04)
Basic loss per share	$(0.23)	$(0.39)	$(0.19)	$(0.40)

Net loss per common share from continuing operations - diluted	$(0.23)	$(0.36)	$(0.19)	$(0.36)
Net loss per common share from discontinued operations - diluted	—	(0.03)	—	(0.04)
Diluted loss per share	$(0.23)	$(0.39)	$(0.19)	$(0.40)
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(64,409)	$(104,802)	$(54,607)	$(107,373)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	(91)	(388)	(104)	310
Unrealized net (loss) gain on foreign currency	(10,624)	6,143	(11,205)	6,322
Unrealized gain (loss) on cash flow hedges	936	22,359	13,636	9,795
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust, Inc.	(9,779)	28,114	2,327	16,427
Other comprehensive (loss) income attributable to noncontrolling interests	(68)	112	(17)	77
Total comprehensive loss	$(74,256)	$(76,576)	$(52,297)	$(90,869)

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net Income	—	—	—	9,740	—	62	9,802
Other comprehensive income	—	—	—	—	12,106	51	12,157
Distributions on common stock, restricted stock and OP units	—	—	—	(62,743)	—	(233)	(62,976)
Stock-based compensation expense	—	—	4,849	—	—	1,770	6,619
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	276,843	3	(284)	—	—	—	(281)
Common stock issuance related to employee stock purchase plan	58,148	—	1,496	—		—	1,496
Balance - March 31, 2024	284,034,111	$2,840	$5,631,968	$(2,048,978)	$(4,534)	$20,108	$3,601,404
Net Loss	—	—	—	(64,109)	—	(300)	(64,409)
Other comprehensive income	—	—	—	—	(9,779)	(68)	(9,847)
Distributions on common stock, restricted stock and OP units	—	—	—	(62,948)	—	(290)	(63,238)
Stock-based compensation expense	—	—	3,771	—	—	2,293	6,064
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	45,026	—	(386)	—	—	—	(386)
Balance - June 30, 2024	284,079,137	$2,840	$5,635,353	$(2,176,035)	$(14,313)	$21,743	$3,469,588

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests
	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(2,562)	—	(9)	(2,571)
Other comprehensive loss	—	—	—	—	(11,687)	(35)	(11,722)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,692)	—	(240)	(59,932)
Stock-based compensation expense	—	—	5,273	—	—	1,697	6,970
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	221,084	2	(801)	—	—	—	(799)
Common stock issuance related to employee stock purchase plan	60,393	1	1,452	—	—	—	1,453
Balance - March 31, 2023	270,096,433	$2,701	$5,197,893	$(1,477,452)	$(17,737)	$15,872	$3,721,277
Net loss	—	—	—	(104,724)	—	(78)	(104,802)
Other comprehensive income	—	—	—	—	28,114	112	28,226
Distributions on common stock, restricted stock and OP units	—	—	—	(59,696)	—	(225)	(59,921)
Stock-based compensation expense	—	—	3,476	—	—	1,163	4,639
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	15,035	—	340	—	—	—	340
Conversion of OP units to common stock	74,808	1	2,182	—	—	(2,183)	—
Balance - June 30, 2023	270,186,276	$2,702	$5,203,891	$(1,641,872)	$10,377	$14,661	$3,589,759

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(54,607)	$(107,373)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	181,744	169,916
Amortization of deferred financing costs and pension withdrawal liability	2,583	2,521
Loss on debt extinguishment and termination of derivative instruments	115,864	1,172
Loss from investments in partially owned entities	1,983	5,468
Stock-based compensation expense	12,683	11,609
Deferred income taxes benefit	(3,734)	(5,080)
Gain from sale of real estate	(3,514)	(2,337)
(Gain) loss on other asset disposals	(263)	99
Provision for doubtful accounts receivable	1,368	2,255
Impairment of related party loan receivable	—	21,972
Loss on put option	—	56,576
Loss on classification as held for sale	—	4,000
Non-cash lease expenses	21,430	21,073
Changes in operating assets and liabilities:
Accounts receivable	(7,115)	(37,877)
Accounts payable and accrued expenses	14,931	(23,675)
Other assets	(51,985)	(25,387)
Operating lease liabilities	(20,721)	(19,556)
Other	(11,988)	7,392
Net cash provided by operating activities	198,659	82,768

Investing activities:
Additions to property, buildings and equipment	(109,095)	(127,974)
Business combinations	—	(40,743)
Acquisitions of property, buildings and equipment	—	(20,081)
Investments in and advances to partially owned entities and other	(9,260)	(18,487)
Proceeds from sale of property, buildings and equipment	9,179	7,715
Proceeds from sale of investments in partially owned entities	—	36,896
Net cash used in investing activities	(109,176)	(162,674)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests	(126,185)	(119,806)
Proceeds from stock options exercised	2,024	1,565
Proceeds from employee stock purchase plan	1,496	1,453
Remittance of withholding taxes related to employee stock-based transactions	(2,691)	(2,024)
Proceeds from revolving line of credit	602,224	439,665
Repayment on revolving line of credit	(368,314)	(219,941)
Repayment of sale-leaseback financing obligations	(4,891)	(4,435)
Termination of sale-leaseback financing obligations	(190,954)	—
Repayment of financing lease obligations	(19,905)	(19,964)
Net cash (used in) provided by financing activities	(107,196)	76,513
Net decrease in cash, cash equivalents and restricted cash	(17,713)	(3,393)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	1,519	(797)
Cash, cash equivalents and restricted cash:
Beginning of period	60,392	53,063
End of period	$44,198	$48,873

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$29,168	$54,891
Addition of property, buildings and equipment under financing lease obligations	$19,609	$18,601
Addition of property, buildings and equipment under operating lease obligations	$1,055	$5,622

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$63,268	$68,128
Income taxes paid – net of refunds	$3,975	$3,582

	As of June 30,
Allocation of purchase price of property, buildings and equipment to:	2024	2023
Land	$—	$7,887
Buildings and improvements	—	7,605
Machinery and equipment	—	4,589
Cash paid for acquisition of property, buildings and equipment	$—	$20,081

See accompanying notes to Condensed Consolidated Financial Statements.

Table of Contents
Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The REIT operates 239 warehouses globally, with 195 in North America, 25 in Europe, 17 in Asia-Pacific, and 2 in South America as of June 30, 2024.
Our business includes three primary business segments: warehouse, transportation and third-party managed. We have minority interests in two joint ventures: SuperFrio (operates 35 temperature-controlled warehouses in Brazil), and RSA (operates 2 temperature-controlled warehouses in Dubai).
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2023 Annual Report on Form 10-K as filed with the SEC, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation, all of which are normal and recurring in nature, with exception of the foreign currency adjustment described further below. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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
At the Market (ATM) Equity Program
On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we could sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “Prior ATM Equity Program”). Sales of our common stock made pursuant to the Prior ATM Equity Program could be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and the Company. Sales could also be made on a forward basis pursuant to separate forward sale agreements.
During August of 2023, we sold 13,244,905 common shares under the Prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the Prior ATM Equity Program were used to repay a portion of the revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, and pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the three and six months ended June 30, 2024 we did not sell any shares of our common stock under the Current ATM Equity Program.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $107.3 million of implementation

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
costs related to Project Orion of which $69.4 million has been deferred within “Other assets” on the Condensed Consolidated Balance Sheets as of June 30, 2024.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of ERP systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation over such period. The amortization expense recognized during the three and six months ended June 30, 2024 related to the Project Orion ERP implementation was not material.
For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC.
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain and remediate the incident, and commence a forensic investigation. Actions taken included preventative measures such as shutting down certain operating systems, supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed operations at pre-cyberattack levels by June 30, 2023.
The Company engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. As of December 31, 2023, the Company completed many of the recommended remediation activities associated with the Cyber Incident and continues to enhance its policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents.
Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident have been recorded within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Foreign Currency Related Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in “Net loss”, whereas effects resulting from the translation of financial statements are recognized in “Unrealized net (loss) gain on foreign currency” in the Condensed Consolidated Statements of Comprehensive (Loss) Income. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended June 30, 2024 and June 30, 2023, respectively, the amount of foreign currency remeasurement recognized on the Condensed Consolidated Statements of Operations within “Other, net” was a gain of $11.3 million and a loss of $0.2 million. For the six months ended June 30, 2024 and June 30, 2023, respectively, the amount of foreign currency remeasurement recognized on the Condensed Consolidated Statements of Operations was a gain of $10.9 million and $0.2 million. The amount recognized for the three and six months ended June 30, 2024 includes an adjustment related to our net investment hedges further described in Note 5 - Derivative Financial Instruments to these Condensed Consolidated Financial Statements.
For the three months ended June 30, 2024 and June 30, 2023, respectively, the amount of foreign currency translation recognized within the the Condensed Consolidated Statements of Comprehensive Income (Loss) within “Unrealized net (loss) gain on foreign currency” was a loss of $10.6 million and a gain of $6.1 million. For the six months ended June 30, 2024 and June 30, 2023, respectively, the amount of foreign currency translation recognized on the Condensed Consolidated Statements of Comprehensive Income (Loss) was a loss of $11.2 million and a gain of $6.3 million.
Loss on Debt Extinguishment
During the three months ended March 31, 2024, the Company purchased two facilities that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $20.5 million. During the three months ended June 30, 2024, the Company purchased the remaining nine facilities in the Company’s lease portfolio with a lessor that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $170.5 million. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024.
These purchases resulted in the recognition of a $110.4 million and $115.1 million loss on debt extinguishment during the three and six months ended June 30, 2024, respectively. These amounts are recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statement of Operations included herein.
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
2. Acquisitions & Discontinued Operations
Purchase of Comfrio Joint Venture
During 2020, the Company acquired 22% of equity ownership in Agrofundo Brazil II Fundode Investimento em Participações or the “Comfrio” joint venture. The joint venture agreement included a fair value call/put option that allowed the remaining 78% interest in Comfrio to be either purchased by or sold to the Company through either the exercise of the Company’s call option or the exercise of the general partner’s put option. Once the exercise of the put was deemed probable, the Company remeasured its equity interest, which was deemed to be nominal, and the fair value of the put option, which resulted in a loss of $56.6 million recognized within “Loss on put option” in our Condensed Consolidated Statement of Operations. The fair value of the put option was determined using inputs classified as Level 3 within the fair value hierarchy. In April 2023, the two parties received regulatory approval from the Brazilian government, and the acquisition closed on May 30, 2023.
Upon acquisition, the Company committed to a plan to sell Comfrio in its present condition and initiated a program to locate a buyer and complete the disposition. In August 2023, the Company sold the assets and liabilities of Comfrio. The Comfrio acquisition and disposition are further described in Note 3 - Business Combinations and Asset Acquisitions to the Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC.
The primary components of “Net loss from discontinued operations” in our Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2024 and 2023 are included in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Results of discontinued operations	2024	2023	2024	2023
Revenue	$—	$14,237	$—	$14,237
Operating expenses	—	16,541	—	16,541
Estimated costs of disposal	—	4,000	—	4,000
Loss from partial investment pre-acquisition	—	1,730	—	4,111
Pre-tax loss	—	(8,034)	—	(10,415)
Income tax expense	—	(241)	—	(241)
Loss from discontinued operations, net of tax	$—	$(8,275)	$—	$(10,656)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the three months ended June 30, 2023, the Company fully impaired the remaining balance and recognized the entire loss within “Impairment of related party loan receivable” in our Condensed Consolidated Statement of Operations.
Sale of Outstanding Minority Ownership in LATAM JV
On May 30, 2023, the Company sold its 15% equity interest to our JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other income (expense),” in our Condensed Consolidated Statement of Operations.
3. Acquisition, cyber incident and other, net
The components of the charges and credits included in “Acquisition, cyber incident, and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Acquisition, cyber incident, and other, net	2024	2023	2024	2023
Project Orion expenses	$11,984	$2,543	19,798	$4,488
Acquisition and integration related costs	1,345	2,402	2,351	4,188
Severance costs	1,030	2,793	4,864	6,209
Other, net	(462)	499	(833)	499
Cyber incident related costs, net of insurance recoveries	(10,884)	18,998	(8,169)	18,998
Total acquisition, cyber incident and other, net	$3,013	$27,235	$18,011	$34,382
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs incurred during the three and six months ended June 30, 2024 and 2023. Project Orion is an investment in and transformation of our technology systems, business processes and customer solutions. The first phase of the project was deployed during the three months ended June 2024. See Note 1 - General to the Condensed Consolidated Financial Statements herein for further details on the overall project description and related amortization of deferred costs.
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
Cyber incident related costs, net of insurance recoveries, represents the receipt of business interruption insurance proceeds and incremental costs associated with the Cyber Incident which is further described in Note 1 - General to the Condensed Consolidated Financial Statements herein.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Debt
The following table reflects a summary of our outstanding indebtedness as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
	Carrying Amount	Carrying Amount
Senior Unsecured Notes	$1,755,411	$1,777,925
Senior Unsecured Term Loans	827,865	833,775
Senior Unsecured Revolving Credit Facility	619,636	392,156
Total principal amount of indebtedness	$3,202,912	$3,003,856
Less: unamortized deferred financing costs	(9,254)	(10,578)
Total indebtedness, net of deferred financing costs	$3,193,658	$2,993,278
The following table provides the details of our Senior Unsecured Notes (in thousands):

			June 30, 2024		December 31, 2023
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Series D Notes	01/2031	1.62%	€400,000	429,552	€400,000	441,560
Series E Notes	01/2033	1.65%	€350,000	375,859	€350,000	386,365
Total Senior Unsecured Notes				$1,755,411		$1,777,925
The following table provides the details of our Senior Unsecured Term Loans (in thousands):

		June 30, 2024				December 31, 2023
	Stated Maturity Date	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	08/2027	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.94%		$375,000	$375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	182,865	CDOR + 0.94%	C$	250,000	188,775
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loan Facility					$827,865				$833,775
(1) SOFR = one-month Adjusted Term SOFR; CDOR = one-month CDOR; CORRA = daily adjusted CORRA. Tranche A-1 and Tranche A-3 SOFR includes an adjustment of 0.10%, in addition to the margin. Tranche A-2 CORRA includes and adjustment of 0.30%, in addition to the margin. Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides the details of our Senior Unsecured Revolving Credit Facility (in thousands):

	June 30, 2024				December 31, 2023
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	SOFR + 0.84%		$360,000	$360,000	SOFR + 0.84%		$34,000	$34,000
Australian dollar	BBSW + 0.84%	A$	197,000	131,523	BBSW + 0.84%	A$	191,000	130,108
British pound sterling	SONIA + 0.84%		£—	—	SONIA + 0.84%		£78,000	99,302
Canadian dollar	CORRA + 0.84%	C$	35,000	25,601	CDOR + 0.84%	C$	35,000	26,429
Euro	EURIBOR + 0.84%		€70,500	75,709	EURIBOR + 0.84%		€67,500	74,513
New Zealand dollar	BKBM + 0.84%	NZD	44,000	26,803	BKBM + 0.84%	NZD	44,000	27,804
Total Senior Unsecured Revolving Credit Facility				$619,636				$392,156
(1) SOFR = daily adjusted SOFR; CDOR = one-month CDOR; CORRA = daily adjusted CORRA; EURIBOR = one-month Euro Interbank Offered Rate (EURIBOR); SONIA = Adjusted Sterling Overnight Interbank Average Rate; BBSW = Bank Bill Swap Rate; BKBM = Bank Bill Reference Rate. We have elected Daily SOFR for the entirety of our U.S. dollar denominated borrowings shown above, which includes an adjustment of 0.10%, in addition to the margin. Our British pound sterling borrowings bore interest tied to adjusted SONIA, which included an adjustment of 0.03% in addition to our margin. Our Canadian dollar borrowings bore interest tied to daily adjusted CORRA, which included an adjustment of 0.30% in addition to our margin.
Refer to Note 9 - Debt of the Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC for further details of our outstanding indebtedness. As of June 30, 2024, we were in compliance with all debt covenants.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of June 30, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2023, the Company designated £78.0 million, A$191.0 million and €817.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Change in unrealized net (loss) gain on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).
The Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in its United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million has been recorded as a gain on foreign exchange within “Other, net” on the Condensed Consolidated Statements of Operations for the three and six months period ended June 30, 2024. The Company has determined that the impacts of this adjustment are immaterial to the current and prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the three months ended June 30, 2024.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table includes the key provisions of the interest rate swaps outstanding as of June 30, 2024 and December 31, 2023 (fair value in thousands):

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of June 30, 2024	Liability Fair Value as of June 30, 2024
$200 million	3.05%	12/29/2023	7/30/2027	$6,804	$—
$175 million	3.47%	11/30/2022	7/30/2027	3,846	—
$270 million	3.05%	11/01/2022	12/31/2027	9,806	—
C$250 million	3.59%	9/23/2022	12/31/2027	1,640	—
			Total	$22,096	$—

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2023	Liability Fair Value as of December 31, 2023
$200 million	3.05%	12/29/2023	7/30/2027	$3,687	$—
$175 million	3.47%	11/30/2022	7/30/2027	788	—
$270 million	3.05%	11/01/2022	12/31/2027	5,106	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	330
			Total	$9,581	$330
In addition, the Company is subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loan. The Company implemented a cross-currency swap to manage the foreign currency exchange rate risk on its intercompany loan. This agreement effectively mitigates the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. This agreement involves the receipt of fixed USD amounts in exchange for payment of fixed Australian Dollar amounts over the life of the intercompany loan. The entirety of the Company’s outstanding intercompany loan receivable balance of A$153.5 million was hedged under the cross-currency swap agreement at June 30, 2024 and December 31, 2023.
There have been no significant changes to our policy or strategy related to derivative financial instruments from what was disclosed in our 2023 Annual Report on Form 10-K. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified as a decrease to “Foreign currency exchange loss” (a component of “Other, net” on the Condensed Consolidated Statements of Operations) and an additional $12.9 million will be reclassified as a decrease to “Interest expense” and a corresponding increase to operating cash flows. Additionally, during the current year, the Company estimates that an additional $0.2 million will be reclassified as an increase to “Loss on debt extinguishment and termination of derivative instruments”.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents the fair value of the derivative financial instruments as of June 30, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In thousands)
Designated derivatives
Foreign exchange contracts	$7,826	$5,899	$—	$—
Interest rate contracts	22,096	9,581	—	330
Total fair value of derivatives	$29,922	$15,480	$—	$330
The following tables present the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, including the impacts to Accumulated Other Comprehensive (Loss) Income (AOCI) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023
Interest rate contracts	$4,273	$24,542	Interest expense	$4,288	$3,311
Interest rate contracts	—	—	Loss on debt extinguishment and termination of derivative instruments(1)	(324)	(627)
Foreign exchange contracts	(1,698)	1,478	Foreign currency exchange loss, net	(2,387)	842
Foreign exchange contracts	—	—	Interest expense	62	135
Total designated cash flow hedges	$2,575	$26,020		$1,639	$3,661
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the three months ended June 30, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
Interest rate contracts	$21,479	$14,295	Interest expense	$8,663	$5,743
Interest rate contracts	—	—	Loss on debt extinguishment and termination of derivative instruments(1)	(748)	(1,247)
Foreign exchange contracts	2,134	3,161	Foreign currency exchange loss, net	1,855	2,938
Foreign exchange contracts	—	—	Interest expense	207	227
Total designated cash flow hedges	$23,613	$17,456		$9,977	$7,661
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the six months ended June 30, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” and is being amortized to “Loss on debt extinguishment and termination of derivative instruments” through 2024. The Company’s derivatives are subject to master netting agreements, but there was no impact of offsetting as of June 30, 2024 and December 31, 2023.
As of June 30, 2024 and December 31, 2023, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
6. Fair Value Measurements
As of June 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term nature of maturities or variable rates of interest on the instruments.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s assets and liabilities measured or disclosed at fair value are as follows (in thousands):

		Fair Value
	Fair Value Hierarchy	June 30, 2024	December 31, 2023

Measured at fair value during the current reporting period:
Interest rate swap assets	Level 2	$22,096	$9,581
Interest rate swap liabilities	Level 2	—	$330
Cross currency swap asset	Level 2	$7,826	$5,899

Disclosed at fair value:
Senior unsecured notes, term loans, and revolving credit facility	Level 3	$3,017,147	$2,821,064
7. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2024 and 2023 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and six months ended June 30, 2024 and 2023, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction.
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
8. Commitments and Contingencies
April 2023 Cyber Incident
As a result of the Cyber Incident referenced in Note 1- General to the Condensed Consolidated Financial Statements, the Company has received claims for reimbursement from a number of customers pursuant to the terms of the contracts between each of those customers and the Company. As of June 30, 2024, the Company maintains an accrual of $5.2 million. This represents management’s best estimate of the amount of loss related to such claims based on its evaluation of the relevant contract terms and other relevant facts and circumstances.
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
In addition to any matters discussed herein, the Company may be subject to litigation and claims arising from the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
such matters is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of June 30, 2024 and December 31, 2023 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of June 30, 2024 and December 31, 2023.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of June 30, 2024 and December 31, 2023.
9. Accumulated Other Comprehensive Income (Loss)
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Opening Balance	$(4,534)	$(17,737)	$(16,640)	$(6,050)

Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$370	$3,325	$383	$2,627
(Loss) gain arising during the period	(91)	(388)	(104)	310
Balance at end of period, net of tax	$279	$2,937	$279	$2,937

Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(32,168)	$(26,416)	$(31,587)	$(26,595)
Cumulative translation adjustment	262	14,427	27,115	25,228
Derivative net investment hedges	(10,886)	(8,284)	(38,320)	(18,906)
Net (loss) gain on foreign currency translation	(10,624)	6,143	(11,205)	6,322
Balance at end of period, net of tax	$(42,792)	$(20,273)	$(42,792)	$(20,273)
Designated derivatives:
Balance at beginning of period, net of tax	$27,264	$5,354	$14,564	$17,918
Cash flow hedge derivatives	2,575	26,020	23,613	17,456
Net amount reclassified from AOCI to net loss	(1,639)	(3,661)	(9,977)	(7,661)
Net gain on designated derivatives	936	22,359	13,636	9,795
Balance at end of period, net of tax	$28,200	$27,713	$28,200	$27,713
Closing accumulated other comprehensive income (loss)	$(14,313)	$10,377	$(14,313)	$10,377
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
The following table presents segment revenues and contributions with a reconciliation to Net loss from continuing operations before income taxes for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment revenues:
Warehouse	$600,387	$581,170	$1,198,097	$1,176,222
Transportation	50,637	58,072	107,490	126,150
Third-party managed	9,931	10,368	20,348	23,727
Total revenues	660,955	649,610	1,325,935	1,326,099

Segment contribution:
Warehouse	204,531	172,842	401,662	347,669
Transportation	8,850	9,809	20,372	21,469
Third-party managed	2,102	1,400	4,285	2,479
Total segment contribution	215,483	184,051	426,319	371,617

Reconciling items:
Depreciation and amortization	(89,649)	(84,892)	(181,744)	(169,916)
Selling, general, and administrative	(59,453)	(53,785)	(124,879)	(116,640)
Acquisition, cyber incident, and other, net	(3,013)	(27,235)	(18,011)	(34,382)
Gain from sale of real estate	—	2,528	3,514	2,337
Interest expense	(33,180)	(36,431)	(66,610)	(70,854)
Other, net	14,623	(415)	24,149	1,018
Impairment of related party loan receivable	—	(21,972)	—	(21,972)
Loss on put option	—	(56,576)	—	(56,576)
Loss on debt extinguishment and termination of derivative instruments	(110,682)	(627)	(115,864)	(1,172)
Loss from investments in partially owned entities	(1,034)	(709)	(1,983)	(1,357)
Loss from continuing operations before income taxes	$(66,905)	$(96,063)	$(55,109)	$(97,897)
11. Loss per Common Share

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Basic loss per share and Diluted loss per share are calculated by dividing the Net loss attributable to common stockholders by the basic and diluted weighted-average number of common shares outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units and Operating Partnership units (“OP units”) granted to certain employees and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and OP units are unvested.
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding – basic	284,683	270,462	284,664	270,387
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	284,683	270,462	284,664	270,387
For the three and six months ended June 30, 2024 and June 30, 2023, respectively, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units	862	103	568	65
OP units	407	178	247	113
	1,269	281	815	178
12. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2024 and 2023 within the segments and geographic region (in thousands):

	Three Months Ended June 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$213,562	$18,381	$18,301	$2,065	$252,309
Warehouse services	272,698	25,213	33,366	1,439	332,716
Transportation	24,831	15,608	9,531	667	50,637

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Third-party managed	4,148	—	5,783	—	9,931
Total revenues (1)	515,239	59,202	66,981	4,171	645,593
Lease revenue (2)	12,668	1,229	1,465	—	15,362
Total revenues from contracts with all customers	$527,907	$60,431	$68,446	$4,171	$660,955

	Three Months Ended June 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$222,990	$21,164	$17,489	$1,874	$263,517
Warehouse services	246,268	24,338	34,078	1,303	305,987
Transportation	28,680	20,477	8,260	655	58,072
Third-party managed	4,778	—	5,590		10,368
Total revenues (1)	502,716	65,979	65,417	3,832	637,944
Lease revenue (2)	10,265	1,401	—	—	11,666
Total revenues from contracts with all customers	$512,981	$67,380	$65,417	$3,832	$649,610
(1)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842, Leases.

	Six Months Ended June 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$430,957	$36,245	$37,363	$3,577	$508,142
Warehouse services	540,486	50,201	67,856	2,459	661,002
Transportation	57,726	30,504	18,089	1,171	107,490
Third-party managed	8,586	—	11,762	—	20,348
Total revenues (1)	1,037,755	116,950	135,070	7,207	1,296,982
Lease revenue (2)	24,745	2,743	1,465	—	28,953
Total revenues from contracts with all customers	$1,062,500	$119,693	$136,535	$7,207	$1,325,935

	Six Months Ended June 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$442,072	$41,709	$35,154	$3,576	$522,511
Warehouse services	507,899	50,694	68,450	2,588	629,631
Transportation	64,061	43,883	16,932	1,274	126,150
Third-party managed	12,341	—	11,386	—	23,727
Total revenues (1)	1,026,373	136,286	131,922	7,438	1,302,019
Lease revenue (2)	21,315	2,765	—	—	24,080
Total revenues from contracts with all customers	$1,047,688	$139,051	$131,922	$7,438	$1,326,099
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
As of June 30, 2024, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 12.0% of these remaining performance obligations as revenue in 2024, and the remaining 88.0% to be recognized over a weighted average period of 15.7 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2024, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $424.5 million and $420.2 million million as of June 30, 2024 and December 31, 2023, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $27.3 million and $28.4 million as of June 30, 2024 and December 31, 2023, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2023 has been recognized as of June 30, 2024, and represents revenue from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.

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
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The REIT operates 239 warehouses globally, totaling approximately 1.4 billion cubic feet,with 195 in North America, 25 in Europe, 17 in Asia-Pacific, and 2 in South America as of June 30, 2024.
Our business includes three primary business segments: warehouse, transportation and third-party managed. We have minority interests in two joint ventures: SuperFrio (operates 35 temperature-controlled warehouses in Brazil), and RSA (operates 2 temperature-controlled warehouses in Dubai).
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
Other costs reduction initiatives
To reduce facility costs, we have invested in energy efficiency projects, including LED lighting, thermal and solar energy storage, motion-sensor technology, variable frequency drives, third party efficiency reviews, real-time energy consumption monitoring, rapid open and close doors, and alternative-power generation technologies. We have also fine tuned our refrigeration systems, implemented energy management practices, and increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.

Lastly, we have implemented rainwater harvesting in certain locations to reduce water demand and wastewater treatment costs while managing stormwater runoff.
Key Factors Affecting Our Business and Financial Results
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain and remediate the incident, and commence a forensic investigation. Actions taken included preventative measures such as shutting down certain operating systems, supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed operations at pre-cyberattack levels by June 30, 2023.
The Company engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. As of December 31, 2023, the Company completed many of the recommended remediation activities associated with the Cyber Incident and continues to enhance its policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents.
Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident have been recorded within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
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
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system100 facilities, or approximately 40%. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $107.3 million of implementation costs related to Project Orion of which $69.4 million has been deferred within “Other assets” on the Condensed Consolidated Balance Sheets as of June 30, 2024.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of ERP systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation over such period. The amortization expense recognized during the three and six months ended June 30, 2024 related to the Project Orion ERP implementation was not material.
For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC.
Loss on Debt Extinguishment
During the three months ended March 31, 2024, the Company purchased two facilities that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $20.5 million. During the three months ended June 30, 2024, the Company purchased the remaining nine facilities in the Company’s lease portfolio with a lessor that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $170.5 million. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024.
These purchases resulted in the recognition of a $110.4 million and $115.1 million loss on debt extinguishment during the three and six months ended June 30, 2024, respectively. These amounts are recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statement of Operations included herein.
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
The following table shows a comparison of underlying spot and average exchange rates for the three and six month periods ending June 30, 2024 and 2023. Amounts presented in constant currency within our results of operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the reader to understand the impact of operations excluding changes in foreign exchange rates. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended	Average foreign exchange rates for the six months ended	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended (1)	Average foreign exchange rate for the six months ended (1)
	June 30, 2024			June 30, 2023
Argentinian peso	0.001	0.001	0.001	0.004	0.004	0.004
Australian dollar	0.668	0.659	0.658	0.666	0.672	0.668
Brazilian real	0.179	0.192	0.197	0.209	0.206	0.202
British pound	1.265	1.262	1.265	1.270	1.264	1.252
Canadian dollar	0.731	0.731	0.736	0.755	0.753	0.745
Chilean peso	0.001	0.001	0.001	0.001	0.001	0.001
Euro	1.074	1.077	1.081	1.091	1.084	1.089
New Zealand dollar	0.609	0.605	0.609	0.613	0.614	0.618
Polish zloty	0.249	0.250	0.250	0.246	0.243	0.240
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
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Contribution NOI margin for each of these operations is calculated as the applicable NOI measure divided by the applicable revenue measure.
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
Beginning in January of 2024, changes in ownership structure (e.g., purchase of a previously leased warehouse) no longer resulted in a facility being excluded from the same store population, as management believes that actively managing its real estate is normal course of operations. Additionally, management began to classify new developments (both conventional and automated facilities) as a component of the same store pool once the facility is considered fully operational and is both inbounding and outbounding product for at least twelve consecutive months prior to January 1 of the then current calendar year. These changes reflect a better alignment of our disclosures with industry practices.
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
The following table shows the number of same-store and non-same store warehouses in our portfolio as of June 30, 2024. The non-same store warehouse count in the table below includes the partial period impact of sites exited during the periods presented.

Same Store Warehouses	226
Non-Same Store Warehouses (1)	9
Third-Party Managed Warehouses	4
Total Warehouses	239
(1) The non-same store facility count consists of: five sites in the expansion and development phase, two facilities that we purchased in 2023, one facility that requires capital investment in anticipation of repurposing, and one site in which we have ceased operations and intend to lease to a third party.
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
The cost of power fluctuates based on the price of power in the regions that our facilities operate and the required temperature zone or freezing required. We may, from time to time, economically hedge our exposure to changes in power prices through fixed rate agreements or, to the extent possible and appropriate, through rate escalations or power surcharge provisions within our customer contracts.
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
Acquisition, cyber incident, and other, net, consists of non-recurring or non-routine costs including acquisition related costs, costs related to Project Orion, litigation and settlement costs outside of the normal course of business, severance, terminated site operations costs, and cyber incident related costs, net of insurance recoveries all of which are not representative of our normal course of operations.
Gain from sale of real estate represents gains recognized from the sale of Company owned real estate.
Interest expense is associated with interest charged on unsecured revolving credit facilities, term loans, and notes.
Loss on debt extinguishment and termination of derivative instruments is representative of charges associated with debt extinguishments and termination of derivative instruments.
Loss from investments in partially owned entities is representative of our share of gains and losses associated with our minority ownership interests in joint ventures.
Impairment of related party loan receivable represents impairment charges associated with the loan issued to the Comfrio joint venture.
Loss on put option represents the fair value of put option associated with the Comfrio joint venture.
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on asset disposals, certain legal settlements, and other miscellaneous items.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended June 30, 2024 and 2023
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of total warehouses	235		237
	(Dollars in thousands)
Rent and storage	$267,671	$273,751	$275,183	(2.7)%	(0.5)%
Warehouse services	332,716	337,351	305,987	8.7%	10.3%
Total warehouse segment revenues	600,387	611,102	581,170	3.3%	5.2%

Power	37,082	38,124	35,992	3.0%	5.9%
Other facilities costs (2)	62,385	64,065	61,172	2.0%	4.7%
Labor	245,626	248,879	253,802	(3.2)%	(1.9)%
Other services costs (3)	50,763	51,934	57,362	(11.5)%	(9.5)%
Total warehouse segment cost of operations	$395,856	$403,002	$408,328	(3.1)%	(1.3)%

Warehouse segment contribution (NOI)	$204,531	$208,100	$172,842	18.3%	20.4%
Warehouse rent and storage contribution (NOI)	$168,204	$171,562	$178,019	(5.5)%	(3.6)%
Warehouse services contribution (NOI)	$36,327	$36,538	$(5,177)	(801.7)%	(805.8)%

Total warehouse segment margin	34.1%	34.1%	29.7%	433 bps	431 bps
Rent and storage margin	62.8%	62.7%	64.7%	-185 bps	-202 bps
Warehouse services margin	10.9%	10.8%	(1.7)%	1261 bps	1252 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $9.2 million and $9.5 million, on an actual basis, for the three months ended June 30, 2024 and 2023, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.0 million and $3.4 million, on an actual basis, for the three months ended June 30, 2024 and 2023, respectively.
On a constant currency basis, our warehouse segment revenues increased $29.9 million, or 5.2%, compared to the same period in the prior year. This growth was primarily driven by $29.8 million of growth in our same store pool and $0.1 million of growth in our non-same store pool, further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $5.3 million, or 1.3%, during the three months ended June 30, 2024, as compared to the same period of the prior year. This is primarily driven by a $4.2 million decrease in same store warehouse costs of operations, further discussed below.
On a constant currency basis, warehouse segment NOI increased 20.4% during the three months ended June 30, 2024, as compared to the same period of the prior year. This is primarily due to increased NOI in our same store portfolio of $34.0 million on a constant currency basis, attributable to factors described below.

Same Store and Non-Same Store Results
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of same store sites	226		226
Same store revenues:	(Dollars in thousands)
Rent and storage	$257,924	$263,984	$264,134	(2.4)%	(0.1)%
Warehouse services	324,767	329,372	299,417	8.5%	10.0%
Total same store revenues	582,691	593,356	563,551	3.4%	5.3%
Same store cost of operations:
Power	35,494	36,533	34,167	3.9%	6.9%
Other facilities costs	59,193	60,800	57,190	3.5%	6.3%
Labor	234,276	237,487	240,574	(2.6)%	(1.3)%
Other services costs	47,124	48,289	55,415	(15.0)%	(12.9)%
Total same store cost of operations	$376,087	$383,109	$387,346	(2.9)%	(1.1)%

Same store contribution (NOI)	$206,604	$210,247	$176,205	17.3%	19.3%
Same store rent and storage contribution (NOI)	$163,237	$166,651	$172,777	(5.5)%	(3.5)%
Same store services contribution (NOI)	$43,367	$43,596	$3,428	1,165.1%	1,171.8%

Total same store margin	35.5%	35.4%	31.3%	419 bps	417 bps
Same store rent and storage margin	63.3%	63.1%	65.4%	-212 bps	-228 bps
Same store services margin	13.4%	13.2%	1.1%	1221 bps	1209 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

	Three Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of non-same store sites	9		11
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$9,747	$9,767	$11,049	n/r	n/r
Warehouse services	7,949	7,979	6,570	n/r	n/r
Total non-same store revenues	17,696	17,746	17,619	n/r	n/r
Non-same store cost of operations:
Power	1,588	1,591	1,825	n/r	n/r
Other facilities costs	3,192	3,265	3,982	n/r	n/r
Labor	11,350	11,392	13,228	n/r	n/r
Other services costs	3,639	3,645	1,947	n/r	n/r
Total non-same store cost of operations	$19,769	$19,893	$20,982	n/r	n/r

Non-same store contribution (NOI)	$(2,073)	$(2,147)	$(3,363)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$4,967	$4,911	$5,242	n/r	n/r
Non-same store services contribution (NOI)	$(7,040)	$(7,058)	$(8,605)	n/r	n/r

Total non-same store margin	(11.7)%	(12.1)%	(19.1)%	n/r	n/r
Non-same store rent and storage margin	51.0%	50.3%	47.4%	n/r	n/r
Non-same store services margin	(88.6)%	(88.5)%	(131.0)%	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended June 30,		Change
Units in thousands except per pallet and site number data - unaudited	2024	2023
Number of same store sites	226	226
Same store rent and storage:

Economic occupancy
Average economic occupied pallets	4,165	4,468	(6.8)%
Economic occupancy percentage	79.4%	84.7%	-526 bps
Same store rent and storage revenues per average economic occupied pallet	$61.94	$59.12	4.8%
Constant currency same store rent and storage revenues per average economic occupied pallet	$63.38	$59.12	7.2%

Physical occupancy
Average physical occupied pallets	3,615	4,099	(11.8)%
Average physical pallet positions	5,245	5,277	(0.6)%
Physical occupancy percentage	68.9%	77.7%	-875 bps
Same store rent and storage revenues per average physical occupied pallet	$71.34	$64.44	10.7%
Constant currency same store rent and storage revenues per average physical occupied pallet	$73.02	$64.44	13.3%

Same store warehouse services:
Throughput pallets (in thousands)	8,717	8,873	(1.8)%
Same store warehouse services revenues per throughput pallet	$37.26	$33.74	10.4%
Constant currency same store warehouse services revenues per throughput pallet	$37.79	$33.74	12.0%

Number of non-same store sites	9	11
Non-same store rent and storage:

Economic occupancy
Average economic occupied pallets	146	112	n/r
Economic occupancy percentage	53.3%	76.2%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$66.76	$98.65	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$66.90	$98.65	n/r

Physical occupancy
Average physical occupied pallets	125	88	n/r
Average physical pallet positions	274	147	n/r
Physical occupancy percentage	45.6%	59.9%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$77.98	$125.56	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$78.14	$125.56	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	307	245	n/r
Non-same store warehouse services revenues per throughput pallet	$25.89	$26.82	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$25.99	$26.82	n/r
n/a - not applicable
n/r - not relevant

Same store storage revenue was flat on a constant currency basis. This was primarily due to a decrease in economic occupancy of 526 bps. Economic occupancy decreased primarily due to our customers’ slow down in food production levels, which is impacted by the economic strains felt by the end-consumer resulting in basket sizes shrinking and less pantry stocking. This was partially offset by an increase in fixed committed contracts. Specifically, our constant currency same store rent and storage revenue per average economic occupied pallet increased 7.2% during the three months ended June 30, 2024 as compared to the same period in the prior year.
Same store warehouse services revenue increased $30.0 million on a constant currency basis, primarily due to our pricing initiatives and rate escalations. Specifically, our constant currency same store services revenues per throughput pallet increased 12.0% during the three month period ending June 30, 2024 as compared to the same period of the prior year. This was partially offset by a decrease in throughput of 1.8% related to a decline in end-consumer demand and spending primarily due to the impact of inflation on the costs of food.
Same store warehouse costs of operations decreased on a constant currency basis by $4.2 million primarily driven by lower labor and other service costs. Labor costs decreased as a result of lower throughput volume resulting in less overtime and contracted labor, in addition to labor efficiencies. Other service costs decreased from lower throughput volumes resulting in lower costs incurred for the purchase of supplies and other variable overhead costs. This was partially offset by an increase in power and other facilities costs due to ongoing inflationary pressures.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$50,637	$52,370	$58,072	(12.8)%	(9.8)%
Transportation services cost of operations	41,787	43,233	48,263	(13.4)%	(10.4)%
Transportation segment contribution (NOI)	$8,850	$9,137	$9,809	(9.8)%	(6.9)%

Transportation margin	17.5%	17.4%	16.9%	59 bps	56 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis transportation revenues decreased $5.7 million, or 9.8%, compared to the same period in the prior year. The decrease was primarily due to the strategic transition of transportation business in the UK to a third party logistics model, the loss of a major customer in the United States during the three months ended June 30, 2024, and the softening of transportation demand in the general macro-environment.
On a constant currency basis transportation cost of operations decreased $5.0 million, or 10.4%, compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis the transportation segment contribution NOI decreased $0.7 million or 6.9%, compared to the same period in the prior year due to the factors mentioned above.

Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of managed sites	4		5	n/a	n/a
	(Dollars in thousands)
Third-party managed services	$9,931	$10,011	$10,368	(4.2)%	(3.4)%
Third-party managed services cost of operations	7,829	7,888	8,968	(12.7)%	(12.0)%
Third-party managed segment contribution	$2,102	$2,123	$1,400	50.1%	51.6%

Third-party managed margin	21.2%	21.2%	13.5%	766 bps	770 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, third-party managed revenues decreased $0.4 million, or 3.4%, as compared to the same period in the prior year.
On a constant currency basis, third-party managed cost of operations decreased $1.1 million, or 12.0%, as compared to the same period in the prior year.
On a constant currency basis, third-party managed segment contribution (NOI) increased $0.7 million, or 51.6% as compared to the same period in the prior year. The improvement in margin is primarily due to operational and customer pricing improvements in Australia and certain North America locations. Additionally, the third party managed segment costs are largely passed to the consumer, thus the decline in overall costs associated with the wind down of previously exited sites aligns with the corresponding decline in segment revenues. Lastly, the Company ceased operations of a certain third party managed site during the three months ended June 30, 2024, however, the impact of this exit was not significant.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense increased $4.8 million, or 5.6%, during the three months ended June 30, 2024 as compared to the same period in the prior year. This increase was primarily due to acquisitions, expansions and developments.
Selling, general, and administrative. Corporate-level selling, general and administrative expenses increased $5.7 million, or 10.5%, compared to $53.8 million for the three months ended June 30, 2023. This was primarily driven by an increase in routine legal and professional fees of $1.5 million and stock compensation expense of $1.3 million related to one time grants occurring in late 2023. This is offset by the ongoing efforts of cost reduction in response to the challenging economic environment.

Acquisition, cyber incident and other, net. Corporate-level acquisition, cyber incident and other, net include the following:

	Three Months Ended June 30,		Change
Acquisition, cyber incident, and other, net	2024	2023	$	%
Project Orion expenses	$11,984	$2,543	$9,441	n/r
Acquisition and integration related costs	1,345	2,402	(1,057)	(44.0)%
Severance costs	1,030	2,793	(1,763)	(63.1)%
Other, net	(462)	499	(961)	n/r
Cyber incident related costs, net of insurance recoveries	(10,884)	18,998	(29,882)	n/r
Total acquisition, cyber incident and other, net	$3,013	$27,235	$(24,222)	(88.9)%
n/r- not relevant
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have increased by $9.4 million primarily due to increased contract labor, professional fees, and other non-capitalizable implementation costs.
Cyber incident related costs, net of insurance recoveries decreased by $29.9 million primarily related to a $10.0 million payment received during the three months ended June 30, 2024 for business interruption insurance. Costs for the three months ended June 30, 2023 is comprised of incremental claim reserves, and professional and legal fees related to the 2023 Cyber incident further described in Note 1 - General to these Condensed Consolidated Financial Statements.
Gain from sale of real estate. For the three months ended June 30, 2023 we recorded a $2.5 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings.

Other Expense and Income
The following table presents other items of other expense and income for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Change
	2024	2023	$	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(33,180)	$(36,431)	$3,251	8.9%
Loss on debt extinguishment and termination of derivative instruments	$(110,682)	$(627)	$(110,055)	n/r
Loss from investments in partially owned entities	$(1,034)	$(709)	$(325)	(45.8)%
Impairment of related party loan receivable	$—	$(21,972)	$21,972	n/r
Loss on put option	$—	$(56,576)	$56,576	n/r
Other, net	$14,623	$(415)	$15,038	n/r

n/r - not relevant
Interest expense. Interest expense decreased $3.3 million, or 8.9%, compared to the three months ended June 30, 2023. This was primarily due to lower average revolver borrowings. Additionally, our effective interest rate on our outstanding debt decreased from 4.21% for the three months ended June 30, 2023 to 4.16% for the three months ended June 30, 2024.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments increased $110.1 million, compared to the three months ended June 30, 2023. The increase was primarily due to the purchase of nine failed sale-leaseback facilities, resulting in a loss on debt extinguishment of $110.4 million.
Loss from investments in partially owned entities. Loss from investments in partially owned entities increased $0.3 million, or 45.8%, compared to the three months ended June 30, 2023. This is primarily due to decreases in earnings from Superfrio due to lower occupancy rates and higher interest expense. This is also due to reduced revenues due to decreased occupancy.
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
Other, net. Other, net was a benefit of $14.6 million for the three months ended June 30, 2024, an increase of $15.0 million, compared to an expense of $0.4 million for the three months ended June 30, 2023. This is primarily due to an $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver further described in Note 5 - Derivative Financial Instruments to these Condensed Consolidated Financial Statements. Additionally, interest income increased as a result of a $0.7 million write-off of interest receivable on the Comfrio loan last year that was deemed uncollectible, with no similar transaction occurring in 2024.

Income Tax Benefit (Expense)
Income tax benefit for the three months ended June 30, 2024 was $2.5 million, an increase of $3.0 million from an income tax expense of $0.5 million for the three months ended June 30, 2023. The increase is primarily the result of changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.
Comparison of Results for the Six Months Ended June 30, 2024 and 2023
Warehouse Segment
The following table presents the operating results of our warehouse segment for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of total warehouses	235		237
	(Dollars in thousands)
Rent and storage	$537,095	$548,390	$546,591	(1.7)%	0.3%
Warehouse services	661,002	669,779	629,631	5.0%	6.4%
Total warehouse segment revenues	1,198,097	1,218,169	1,176,222	1.9%	3.6%

Power	70,415	72,494	72,040	(2.3)%	0.6%
Other facilities costs (2)	127,980	131,108	121,972	4.9%	7.5%
Labor	493,799	500,011	512,343	(3.6)%	(2.4)%
Other services costs (3)	104,241	106,492	122,198	(14.7)%	(12.9)%
Total warehouse segment cost of operations	$796,435	$810,105	$828,553	(3.9)%	(2.2)%

Warehouse segment contribution (NOI)	$401,662	$408,064	$347,669	15.5%	17.4%
Warehouse rent and storage contribution (NOI)	$338,700	$344,788	$352,579	(3.9)%	(2.2)%
Warehouse services contribution (NOI)	$62,962	$63,276	$(4,910)	(1,382.3)%	(1,388.7)%

Total warehouse segment margin	33.5%	33.5%	29.6%	397 bps	394 bps
Rent and storage margin	63.1%	62.9%	64.5%	-144 bps	-163 bps
Warehouse services margin	9.5%	9.4%	(0.8)%	1031 bps	1023 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2) Includes real estate rent expense of $18.4 million and $18.9 million, on an actual basis, for the six months ended June 30, 2024 and 2023, respectively.
(3) Includes non-real estate rent expense (equipment lease and rentals) of $6.5 million and $7.1 million, on an actual basis, for the six months ended June 30, 2024 and 2023, respectively.
On a constant currency basis, our warehouse segment revenues increased $41.9 million, or 3.6%, during the six months ended June 30, 2024, compared to the same period in the prior year. This growth was driven by an increase of $34.7 million in our same store pool on a constant currency basis, and an increase of $7.3 million in our non same store pool, further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $18.4 million, or 2.2%, during the six months ended June 30, 2024, compared to the same period in the prior year. The cost of operations for our same store pool decreased $18.0 million on a constant currency basis, for reasons further described below.
On a constant currency basis, warehouse segment NOI increased 17.4% from the six months ended June 30, 2023. The NOI for our same store pool increased $52.7 million, or 14.6%, on a constant currency basis, attributable to factors described below.
Same Store and Non-Same Store Analysis
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of same store sites	226		226
Same store revenues:	(Dollars in thousands)
Rent and storage	$514,220	$525,434	$528,184	(2.6)%	(0.5)%
Warehouse services	645,183	653,819	616,395	4.7%	6.1%
Total same store revenues	1,159,403	1,179,253	1,144,579	1.3%	3.0%
Same store cost of operations:
Power	66,719	68,787	68,976	(3.3)%	(0.3)%
Other facilities costs	118,388	121,413	114,460	3.4%	6.1%
Labor	469,836	475,911	487,037	(3.5)%	(2.3)%
Other services costs	97,273	99,509	113,182	(14.1)%	(12.1)%
Total same store cost of operations	$752,216	$765,620	$783,655	(4.0)%	(2.3)%

Same store contribution (NOI)	$407,187	$413,633	$360,924	12.8%	14.6%
Same store rent and storage contribution (NOI)(2)	$329,113	$335,234	$344,748	(4.5)%	(2.8)%
Same store services contribution (NOI)(3)	$78,074	$78,399	$16,176	382.7%	384.7%

Total same store margin	35.1%	35.1%	31.5%	359 bps	354 bps
Same store rent and storage margin(4)	64.0%	63.8%	65.3%	-127 bps	-147 bps
Same store services margin(5)	12.1%	12.0%	2.6%	948 bps	937 bps

	Six Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of non-same store sites	9		11
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$22,875	$22,956	$18,407	n/r	n/r
Warehouse services	15,819	15,960	13,236	n/r	n/r
Total non-same store revenues	38,694	38,916	31,643	n/r	n/r
Non-same store cost of operations:
Power	3,696	3,707	3,064	n/r	n/r
Other facilities costs	9,592	9,695	7,512	n/r	n/r
Labor	23,963	24,100	25,306	n/r	n/r
Other services costs	6,968	6,983	9,016	n/r	n/r
Total non-same store cost of operations	$44,219	$44,485	$44,898	n/r	n/r

Non-same store contribution (NOI)	$(5,525)	$(5,569)	$(13,255)	n/r	n/r
Non-same store rent and storage contribution (NOI)(2)	$9,587	$9,554	$7,831	n/r	n/r
Non-same store services contribution (NOI)(3)	$(15,112)	$(15,123)	$(21,086)	n/r	n/r

Total non-same store margin	(14.3)%	(14.3)%	(41.9)%	n/r	n/r
Non-same store rent and storage margin(4)	41.9%	41.6%	42.5%	n/r	n/r
Non-same store services margin(5)	(95.5)%	(94.8)%	(159.3)%	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store and non-same store performance.

	Six Months Ended June 30,
Units in thousands except per pallet and site number data - unaudited	2024	2023	Change
Number of same store sites	226	226
Same store rent and storage:

Economic occupancy
Average economic occupied pallets	4,204	4,460	(5.7)%
Economic occupancy percentage	80.2%	84.5%	-437 bps
Same store rent and storage revenues per average economic occupied pallet	$122.34	$118.42	3.3%
Constant currency same store rent and storage revenues per average economic occupied pallet	$124.98	$118.42	5.5%

Physical occupancy
Average physical occupied pallets	3,649	4,103	(11.1)%
Average physical pallet positions	5,245	5,277	(0.6)%
Physical occupancy percentage	69.6%	77.8%	-818 bps
Same store rent and storage revenues per average physical occupied pallet	$140.94	$128.73	9.5%
Constant currency same store rent and storage revenues per average physical occupied pallet	$143.99	$128.73	11.9%

Same store warehouse services:
Throughput pallets (in thousands)	17,398	18,269	(4.8)%
Same store warehouse services revenues per throughput pallet	$37.08	$33.74	9.9%
Constant currency same store warehouse services revenues per throughput pallet	$37.58	$33.74	11.4%

Number of non-same store sites	9	11
Non-same store rent and storage:

Economic occupancy
Average economic occupied pallets	149	106	n/r
Economic occupancy percentage	53.2%	73.6%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$153.52	$173.65	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$154.07	$173.65	n/r

Physical occupancy
Average physical occupied pallets	126	85	n/r
Average physical pallet positions	280	144	n/r
Physical occupancy percentage	45.0%	59.0%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$181.55	$216.55	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$182.19	$216.55	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	677	501	n/r
Non-same store warehouse services revenues per throughput pallet	$23.37	$26.42	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$23.57	$26.42	n/r
n/r - not relevant

Same store services revenue increased $37.4 million on a constant currency basis, primarily due to our pricing initiatives and rate escalations. Specifically, our constant currency same store services revenue per throughput pallet increased 11.4% during the six months ended June 30, 2024 as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 4.8% related to a decline in end-consumer demand and spending primarily due to the impact of inflation on the costs of food. .
Same store storage revenue decreased $2.8 million on a constant currency basis, primarily due to a decrease in economic occupancy of 437 bps. The economic occupancy decrease was primarily due to our customers’ slow down in food production levels, which is impacted by the economic strains felt by the end-consumer resulting in basket sizes shrinking and less pantry stocking. This decrease was partially offset by an increase in fixed commitments. Specifically, our constant currency same store rent and storage revenues per average economic occupied pallet increased 5.5% during the six months ended June 30, 2024 as compared to the same period in the prior year.
Non-same store revenue increased by $7.3 million on a constant currency basis, due to recently completed expansion and developments, the Ormeau acquisition completed during the three months ended September 30, 2023, and the Safeway acquisition completed during the twelve months ended December 2023, partially offset by strategic exits of certain facilities. Non-same store costs of operations were flat during the six months ended June 30, 2024 as compared to the same period in the prior year.
Same store warehouse costs of operations decreased by $18.0 million on a constant currency basis, primarily driven by lower labor and other service costs. Labor costs decreased as a result of lower throughput volume of 4.8% resulting in less overtime and needed contract labor, in addition to labor efficiencies. Other service costs also decreased from lower throughput volumes of 4.8% resulting in lower freight costs. Power costs decreased primarily due to higher cost per kilowatt-hour during the three months ended March 31, 2023, resulting from the impact of the Ukraine conflict on our European operations, which have moderated compared to the prior year, partially offset by a slight increase during the three months ended June 30, 2024 due to ongoing inflation. Other facilities costs increased due to ongoing inflationary pressures.

Transportation Segment

The following table presents the operating results of our transportation segment for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$107,490	$110,863	$126,150	(14.8)%	(12.1)%
Transportation services cost of operations	87,118	89,946	104,681	(16.8)%	(14.1)%
Transportation segment contribution (NOI)	$20,372	$20,917	$21,469	(5.1)%	(2.6)%

Transportation margin	19.0%	18.9%	17.0%	193 bps	185 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis transportation revenues decreased $15.3 million, or 12.1%. The decrease was primarily due to the strategic transition of transportation business in the UK to a third party logistics model, and the softening of transportation demand in the general macro-environment.
On a constant currency basis transportation cost of operations decreased $14.7 million, or 14.1%. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis the transportation segment contribution NOI decreased $0.6 million or 2.6%, compared to the same period in the prior year due to the factors mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of managed sites	4		5	n/a	n/a
	(Dollars in thousands)
Third-party managed services	$20,348	$20,658	$23,727	(14.2)%	(12.9)%
Third-party managed services cost of operations	16,063	16,299	21,248	(24.4)%	(23.3)%
Third-party managed segment contribution	$4,285	$4,359	$2,479	72.9%	75.8%

Third-party managed margin	21.1%	21.1%	10.4%	1061 bps	1065 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

On a constant currency basis, third-party managed revenues decreased $3.1 million, or 12.9%, during the six months ended June 30, 2024, as compared to the same period in the prior year.
On a constant currency basis, third-party managed cost of operations decreased $4.9 million, or 23.3%, during the six months ended June 30, 2024 as compared to the same period in the prior year.
On a constant currency basis, third-party managed segment contribution (NOI) increased $1.9 million, or 75.8% as compared to the same period in the prior year. The improvement in margin is primarily due to customer pricing and operational improvements in Australia and certain North America locations. Additionally, the third party managed segment costs are largely passed to the consumer, thus the decline in overall costs associated with the wind down of previously exited sites aligns with the corresponding decline in segment revenues. Lastly, the Company ceased operations of a certain third party managed site during the three months ended June 30, 2024, however, the impact of this exit was not significant.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense increased $11.8 million, or 7.0%, during the six months ended June 30, 2024 compared to the same period in the prior year. This increase was primarily due to the impact of our recently completed expansion and development projects.
Selling, general, and administrative. Corporate-level selling, general and administrative expenses increased $8.2 million, or 7.1%, during the six months ended June 30, 2024 compared to the same period in the prior year. This was primarily driven by an increase in routine legal and professional fees of $3.2 million and stock compensation expense of $1.1 million related to one time grants occurring in late 2023. This is offset by the ongoing efforts of cost reduction in response to the challenging economic environment.
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident and other, net expenses include the following:

	Six Months Ended June 30,		Change
Acquisition, cyber incident and other, net	2024	2023	$	%
Project Orion expenses	$19,798	$4,488	$15,310	n/r
Severance costs	4,864	6,209	(1,345)	(21.7)%
Acquisition and integration related costs	2,351	4,188	(1,837)	(43.9)%
Other, net	(833)	499	(1,332)	n/r
Cyber incident related costs, net of insurance recoveries	(8,169)	18,998	(27,167)	n/r
Total acquisition, cyber incident and other, net	$18,011	$34,382	$(16,371)	(47.6)%
n/r- not relevant
Acquisition, cyber incident and other, net. Corporate-level Acquisition, cyber incident and other, net was $18.0 million for the six months ended June 30, 2024, a decrease of $16.4 million compared to the six months ended June 30, 2023.
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have increased by

$15.3 million primarily due to increased contract labor, professional fees, and other non-capitalizable implementation costs.
Cyber incident related costs, net of insurance recoveries decreased by $27.2 million primarily related to a primarily related to a $10.0 million payment received in 2024 for business interruptions insurance. Costs for the six months ended June 30, 2024 is comprised of incremental claim reserves, and professional and legal fees related to the 2023 Cyber incident further described in Note1 - General to these Condensed Consolidated Financial Statements.
Gain from sale of real estate. Gain from sale of real estate during the six months ended June 30, 2024 included a $3.5 million related to the strategic sale of a facility in our warehouse portfolio. During the six months ended June 30, 2023, the Company recorded a $2.3 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings.
Other Expense and Income
The following table presents other items of other expense and income for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		Change
	2024	2023	$	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(66,610)	$(70,854)	$4,244	6.0%
Loss on debt extinguishment and termination of derivative instruments	$(115,864)	$(1,172)	$(114,692)	n/r
Loss from investments in partially owned entities	$(1,983)	$(1,357)	$(626)	(46.1)%
Impairment of related party loan receivable	$—	$(21,972)	$21,972	n/r
Loss on put option	$—	$(56,576)	$56,576	n/r
Other, net	$24,149	$1,018	$23,131	n/r

n/r-not relevant
Interest expense. Interest expense decreased $4.2 million, or 6.0%, compared to the six months ended June 30, 2023. This was primarily due to lower average revolver borrowings. Additionally, our effective interest rate on our outstanding debt decreased from 4.15% for the six months ended June 30, 2023 to 4.10% for the six months ended June 30, 2024.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments increased $114.7 million, compared to the six months ended June 30, 2023. The increase was primarily due to the purchase of eleven failed sale-leaseback facilities, resulting in a loss on debt extinguishment of $115.1 million.
Loss from investments in partially owned entities. Loss from investments in partially owned entities increased $0.6 million, or 46.1%, compared to the six months ended June 30, 2023. This is primarily due to decreases in earnings from Superfrio due to lower occupancy rates and increased interest expense. This is also due to reduced revenues due to lower occupancy.
Impairment of related party loan receivable. Impairment of related party loan receivable was $22.0 million for the six months ended June 30, 2023. During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the three months ended June 30, 2023, the Company fully impaired the remaining balance.
Loss on put option. Loss on put option was $56.6 million for the six months ended June 30, 2023, which represents the estimated loss we recognized when the exercise of the Comfrio put was deemed probable.
Other, net. Other, net was a benefit of $24.1 million for the six months ended June 30, 2024, an increase of $23.1 million compared to a benefit of $1.0 million for the six months ended June 30, 2023. This is primarily due to an $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver, in addition to an $8.4 million settlement related to a representations and warranty claim related to a prior acquisition, both of which occurred during the six months ended June 30, 2024.

	Six Months Ended June 30,		Change
	2024	2023	$	%
Other, net	(Dollars in thousands)
Gain from removal of hedge designation	$11,431	$—	$11,431	100%
Prior acquisition settlement	8,391	—	8,391	100%
Interest income	2,222	1,090	1,132	104%
Other income	1,631	637	994	156%
Gain (loss) from asset disposal	474	(709)	1,183	n/r
	$24,149	$1,018	$23,131
n/r- not relevant
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2024 was $0.5 million, compared to an income tax benefit of $1.2 million for the six months ended June 30, 2023. The change is primarily from improved operating results from foreign operations.
Non-GAAP Financial Measures

We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, and Core EBITDA all of which are further defined below. Additionally we use NOI, Constant Currency metrics and Same Store metrics further described above.
We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation and amortization, and our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.

We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of gain or loss on the sale of non-real estate assets; Acquisition, cyber incident, and other, net; Loss on debt extinguishment and termination of derivative instruments; Foreign exchange gain (loss); Gain on legal settlement related to prior period operations; Project Orion – Deferred Costs Amortization ; Gain on sale of LATAM joint venture; Net loss from discontinued operations; Impairment of related party loan receivable; and Loss on put option. We also adjust Core FFO for Our share of reconciling items related to partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

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
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability, Amortization of below/above market leases, Straight-line rental revenue and expense adjustment, net, Deferred income taxes benefit, Stock-based compensation expense expense, Non-real estate depreciation and amortization, and Maintenance capital expenditures. We also adjust for AFFO attributable to Our share of reconciling items related to partially owned entities and discontinued operations. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income (loss) and net income or loss per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our condensed consolidated statements of operations included elsewhere in this Quarterly Report on Form 10-Q. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income (loss) or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table below reconciles FFO, Core FFO and Adjusted FFO to net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income (Loss) to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(64,409)	$(104,802)	$(54,607)	$(107,373)
Real estate related depreciation	56,410	54,740	112,685	109,281
Gain from sale of real estate	—	(2,528)	(3,514)	(2,337)
Net loss on asset disposals	53	—	93	—
Our share of reconciling items related to partially owned entities	418	232	566	1,135
NAREIT FFO (b)	(7,528)	(52,358)	55,223	706
Adjustments:
Net (gain) loss on sale of non-real assets	(548)	289	(568)	709
Acquisition, cyber incident, and other, net	3,013	27,235	18,011	34,382
Loss on debt extinguishment and termination of derivative instruments	110,682	627	115,864	1,172
Foreign currency exchange (gain) loss	(11,321)	212	(10,948)	(246)
Gain on legal settlement related to prior period operations	—	—	(6,104)	—
Project Orion deferred costs amortization	581	—	581	—
Our share of reconciling items related to partially owned entities	144	(27)	280	101
Net loss from discontinued operations	—	8,275	—	8,275
Impairment of related party receivable	—	21,972	—	21,972
Loss on put option	—	56,576	—	56,576
Gain on sale of LATAM JV	—	(304)	—	(304)
Core FFO applicable to common stockholders (b)	95,023	62,497	172,339	123,343
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,294	1,279	2,583	2,519
Amortization of below/above market leases	360	375	728	777
Straight-line rental expense (revenue) adjustment	367	361	956	(130)
Deferred income tax benefit	(4,353)	(1,459)	(3,734)	(5,080)
Stock-based compensation expense	6,064	4,639	12,683	11,609
Non-real estate depreciation and amortization	33,239	30,152	69,059	60,635
Maintenance capital expenditures (a)	(22,832)	(22,590)	(40,765)	(38,834)
Our share of reconciling items related to partially owned entities	235	303	461	607
Adjusted FFO applicable to common stockholders (b)	$109,397	$75,557	$214,310	$155,446
(a) Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(b) During the three months ended June 30, 2023, management excluded losses from discontinued operations from Core FFO applicable to common stockholders, and Adjusted FFO applicable to common stockholders and included certain losses from discontinued
operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recasted as follows:

Recasted Six Months Ended June 30,
(in thousands)	2023
NAREIT FFO	$74
Core FFO applicable to common stockholders	$125,044
Adjusted FFO applicable to common stockholders	$157,063

We calculate NAREIT EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, net loss before interest expense, income tax expense (benefit), depreciation and amortization, gain or loss on sale of real estate, and adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss on partially owned entities; Foreign currency exchange gain; Gain on sale of LATAM joint venture; Stock based compensation expense; Loss on debt extinguishment and terminations of derivatives instruments; (Gain) loss on other asset disposals; Gain on legal settlement related to prior period operations; Project Orion – Deferred Costs Amortization ; Net loss from discontinued operations; Net loss from discontinued operations; Impairment of related party receivable; and Loss on put option. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	(64,409)	(104,802)	(54,607)	(107,373)
Depreciation and amortization	89,649	84,892	181,744	169,916
Interest expense	33,180	36,431	66,610	70,854
Income tax (benefit) expense	(2,496)	464	(502)	(1,180)
Gain from sale of real estate	—	(2,528)	(3,514)	(2,337)
Adjustment to reflect share of EBITDAre of partially owned entities	1,520	3,085	2,990	5,968
NAREIT EBITDAre (a)	$57,444	$17,542	$192,721	$135,848
Adjustments:
Acquisition, cyber incident, and other, net	3,013	27,235	18,011	34,382
Loss from investments in partially owned entities	1,034	709	1,983	3,738
Foreign currency exchange (gain) loss	(11,321)	212	(10,948)	(246)
Stock-based compensation expense	6,064	4,639	12,683	11,609
Loss on debt extinguishment and termination of derivative instruments	110,682	627	115,864	1,172
(Gain) loss on other asset disposals	(495)	289	(475)	709
Gain on legal settlement related to prior period operations	—	—	(6,104)	—
Project Orion deferred costs amortization	581	—	581	—
Reduction in EBITDAre from partially owned entities	(1,520)	(3,085)	(2,990)	(5,968)
Gain on sale of LATAM joint venture	—	(304)	—	(304)
Net loss from discontinued operations	—	8,275	—	8,275
Impairment of related party loan receivable	—	21,972	—	21,972
Loss on put option	—	56,576	—	56,576
Core EBITDA	$165,482	$134,687	$321,326	$267,763
(a) During the three months ended June 30, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recasted are as follows:

Recasted Six Months Ended June 30,
(in thousands)	2023
NAREIT EBITDAre	$134,414
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
At the Market (ATM) Equity Program
On March 17, 2023, the Company entered into an equity distribution agreement pursuant to which we could sell, from time to time, up to an aggregate sales price of $900.0 million of our common stock through an ATM Equity Program (the “Prior ATM Equity Program”). Sales of our common stock made pursuant to the Prior ATM Equity Program could be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE, or sales made to or through a market maker other than on an exchange, or as otherwise agreed between the applicable Agent and the Company. Sales could also be made on a forward basis pursuant to separate forward sale agreements.
During August of 2023, we sold 13,244,905 common shares under the Prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the Prior ATM Equity Program were used to repay a portion of the revolver borrowings.

On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, and pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the three and six months ended June 30, 2024 we did not sell any shares of our common stock under the Current ATM Equity Program.

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
Our bad debt expense was $0.4 million and $1.3 million for the three months ended June 30, 2024 and 2023, and $1.4 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we maintained bad debt allowances of approximately $21.7 million, which we believe to be adequate.
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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2024 (in thousands):

Debt Summary:
Fixed rate(1)	$2,583,276
Variable rate - unhedged	619,636
Total senior unsecured notes, term loans and borrowings under revolving line of credit	3,202,912

Sale-leaseback financing obligations	81,201
Financing lease obligations	95,768
Total debt and debt-like obligations	$3,379,881

Percent of total debt and debt-like obligations:
Fixed rate(1)	81.7%
Variable rate	18.3%

Effective interest rate as of June 30, 2024	4.16%
(1) The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2024, our debt had a weighted average term to maturity of approximately 4.6 years, assuming exercise of extension options.
The Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in its United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million has been recorded as a gain on foreign exchange within “Other, net” on the Condensed Consolidated Statements of Operations for the three and six months period ended June 30, 2024. The Company has determined that the impacts of this adjustment are immaterial to the current and prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the three months ended June 30, 2024.
For further information regarding outstanding indebtedness, please see Note 4 - Debt and Note 5 - Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 - Accumulated Other Comprehensive Income (Loss) to our Condensed Consolidated Financial Statements.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of June 30, 2024 for each of the next five years and thereafter, are as follows (in thousands):

Year ended:
2024	$—
2025	—
2026	200,000
2027	994,636
2028	452,865
2029 - Thereafter	1,555,411
Aggregate principal amount of indebtedness	3,202,912
Less: unamortized deferred financing costs	(9,254)
Total indebtedness, net of deferred financing costs	$3,193,658
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:
•BBB with a (Stable Outlook) from Fitch
•BBB with a (Stable Trend) outlook from DBRS Morningstar
•Baa3 with a (Stable Outlook) from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our 2023 Annual Report on Form 10-K.
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

The following table sets forth our maintenance capital expenditures for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per cubic foot amounts)
Real estate	$20,830	$20,430	$37,165	$35,329
Personal property	1,104	1,367	1,950	1,692
Information technology	898	793	1,650	1,813
Maintenance capital expenditures(1)	$22,832	$22,590	$40,765	$38,834

Maintenance capital expenditures per cubic foot	$0.016	$0.015	$0.028	$0.026
(1) Excludes a nominal amount and $0.3 million deferred acquisition maintenance capital expenditures incurred for the three months ended June 30, 2024 and 2023, respectively. Excludes a nominal amount and $0.6 million deferred acquisition maintenance capital expenditures incurred for the six months ended June 30, 2024 and 2023, respectively.
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
The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per cubic foot amounts)
Real estate	$10,349	$12,304	$24,937	$21,106
Personal property	18,919	17,096	35,223	37,061
Repair and maintenance expenses	$29,268	$29,400	$60,160	$58,167

Repair and maintenance expenses per cubic foot	$0.020	$0.020	$0.042	$0.039
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
During the six months ended June 30, 2024, the Company purchased eleven facilities that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $191.0 million, resulting in the recognition of a “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statement of Operations of $115.1 million.
During the six months ended June 30, 2024, the Company sold a facility for proceeds of $9.0 million, resulting the recognition of a “Gain from sale of real estate” on the Condensed Consolidated Statement of Operations of $3.6 million.
Expansion and development
The expansion and development expenditures (inclusive of capitalized interest, compensation, insurance, and travel expenses) for the six months ended June 30, 2024 include $19.5 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania; $4.6 million related to the Allentown, Pennsylvania facility; $9.7 million related to our Kansas City, Missouri facility; $0.8 million related to our Atlanta, Georgia Major Market Strategy - Phase 2; $5.3 million related to our Russellville, Arkansas expansion; $1.5 million related to our Sydney, Australia expansion; and $7.3 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This includes return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives.
We incurred capitalized interest of $7.5 million related to our ongoing expansion and development projects, $2.0 million of which is reflected in the individual expansion and development expenditures mentioned above. Similarly, we incurred capitalized insurance, compensation, and travel expense aggregating to $10.1 million related to our ongoing expansion and development projects, $1.0 million of which is also reflected in the individual expansion and development expenditures mentioned above.
Finally, we incurred approximately $3.3 million during the six months ended June 30, 2024 for contemplated future expansion or development projects. The following table sets forth our acquisition, expansion and development capital expenditures for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Business combinations	$—	$40,743	$—	$40,743
Asset acquisitions	—	20,081	—	20,081
Expansion and development initiatives	32,881	19,567	62,833	48,290
Information technology	2,759	1,721	3,739	3,334
Growth and expansion capital expenditures	$35,640	$82,112	$66,572	$112,448

Historical Cash Flows

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$198,659	$82,768
Net cash used in investing activities	$(109,176)	$(162,674)
Net cash (used in) provided by financing activities	$(107,196)	$76,513
Operating Activities
For the six months ended June 30, 2024, our net cash provided by operating activities was $198.7 million, an increase of $115.9 million, compared to $82.8 million for the six months ended June 30, 2023. The increase is primarily due to the impact of improved NOI.
Investing Activities
Our net cash used in investing activities was $109.2 million for the six months ended June 30, 2024 compared to $162.7 million for the six months ended June 30, 2023. Additions to property, buildings and equipment were $109.1 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $9.3 million in a loan to the RSA joint venture. This was partially offset by proceeds from a sold facility of $9.2 million.
Net cash used in investing activities was $162.7 million for the six months ended June 30, 2023. Cash used for additions to property, buildings and equipment was $128.0 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we purchased the remaining outstanding equity ownership of the Comfrio joint venture for $40.7 million and completed a lease buyout for a facility for $20.1 million. Finally, we invested $18.5 million in a loan to the Comfrio joint venture, which was subsequently impaired, as well as a minority equity interest in the RSA joint venture. This was partially offset by proceeds from the sale of our share of the LATAM joint venture of $36.9 million.
Financing Activities
Net cash used in financing activities was $107.2 million for the six months ended June 30, 2024 compared to net cash provided of $76.5 million for the six months ended June 30, 2023. Cash used in financing activities for the current period primarily consisted of $368.3 million in repayments to our Senior Unsecured Revolving Credit Facility and $126.2 million in dividend payments, $191.0 million related to the purchase of failed sale-leaseback facilities, and $24.8 million in aggregate lease repayments, offset by $602.2 million in proceeds from our Senior Unsecured Revolving Credit Facility.
Net cash provided by financing activities was $76.5 million for the six months ended June 30, 2023. Cash provided by financing activities primarily consisted of $439.7 million in proceeds from our Senior Unsecured Revolving Credit Facility, offset by $219.9 million in repayments on our Senior Unsecured Revolving Credit Facility, $119.8 million of quarterly dividend distributions paid, and $24.4 million aggregate lease repayments.

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
As of June 30, 2024, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month SOFR for the USD tranches and one-month CORRA for the CAD tranche, plus a margin of up to 0.94%. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.20% and all of our outstanding CAD-denominated term loan at a weighted average rate of 4.53%.
Additionally, we had $360.0 million, C$35.0 million, €70.5 million, A$197.0 million, and NZD44.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At June 30, 2024, one-month term and daily SOFR was approximately 5.42%, one-month CORRA was approximately 5.08%, one-month AUD BBSW was approximately 4.35%, one-month EURIBOR was approximately 3.65%, and one-month BKBM was approximately 5.65%. The interest rate paid on borrowings can never drop below 0.0%, although the associated benchmark rate does. Therefore, a 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $6.2 million, and a 100 basis point decrease in market interest rates would result in a $6.2 million decrease in annual interest expense. Our interest rate risk exposure at June 30, 2024 was not materially different than what we disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2024 was not materially different than what we disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2023 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, we deployed the first phase of Project Orion, which is anticipated to enhance our operating and financial processes over time. As part of the deployment of the first phase of Project Orion, and the resulting change in the related business and IT processes, the Company identified and implemented changes in the design of its internal controls over financial reporting, as necessary.
Except as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
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
101
The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2024 , formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023 and the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	August 8, 2024	By:	/s/ Jay Wells
		Name:	Jay Wells
		Title:	Chief Financial Officer, Treasurer and Executive Vice President
(On behalf of the registrant and as principal financial officer)