Form 10-Q
period 2024-09-30
AMERICOLD REALTY TRUST
filed 2024-11-07
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Common Stock, $0.01 par value per share	284,258,255

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
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;
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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2024	December 31, 2023
Assets
Property, buildings, and equipment:
Land	$825,965	$820,831
Buildings and improvements	4,488,472	4,464,359
Machinery and equipment	1,593,267	1,565,431
Assets under construction	593,515	452,312
	7,501,219	7,302,933
Accumulated depreciation	(2,413,063)	(2,196,196)
Property, buildings, and equipment – net	5,088,156	5,106,737

Operating leases - net	224,866	247,302
Financing leases - net	98,595	105,164

Cash, cash equivalents, and restricted cash	61,271	60,392
Accounts receivable – net of allowance of $22,222 and $21,647 at September 30, 2024 and December 31, 2023, respectively	460,310	426,048
Identifiable intangible assets – net	874,105	897,414
Goodwill	792,786	794,004
Investments in and advances to partially owned entities	43,470	38,113
Other assets	241,690	194,078
Total assets	$7,885,249	$7,869,252

Liabilities and equity
Liabilities:
Borrowings under revolving line of credit	$268,508	$392,156
Accounts payable and accrued expenses	567,356	568,764
Senior unsecured notes and term loans – net of deferred financing costs of $14,568 and $10,578, in the aggregate, at September 30, 2024 and December 31, 2023, respectively	3,100,441	2,601,122
Sale-leaseback financing obligations	80,326	161,937
Financing lease obligations	88,869	97,177
Operating lease obligations	220,796	240,251
Unearned revenue	26,350	28,379
Deferred tax liability - net	130,924	135,797
Other liabilities	8,728	9,082
Total liabilities	4,492,298	4,234,665
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity
Common stock, 0.01 par value per share – 500,000,000 authorized shares; 284,257,368 and 283,699,120 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,842	2,837
Paid-in capital	5,642,286	5,625,907
Accumulated deficit and distributions in excess of net earnings	(2,242,604)	(1,995,975)
Accumulated other comprehensive loss	(32,786)	(16,640)
Total stockholders’ equity	3,369,738	3,616,129
Noncontrolling interests	23,213	18,458
Total equity	3,392,951	3,634,587

Total liabilities and equity	$7,885,249	$7,869,252
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rent, storage, and warehouse services	$612,181	$602,605	$1,810,278	$1,778,827
Transportation services	51,764	55,642	159,254	181,792
Third-party managed services	10,226	9,692	30,574	33,419
Total revenues	674,171	667,939	2,000,106	1,994,038
Operating expenses:
Rent, storage, and warehouse services cost of operations	413,557	424,773	1,209,992	1,253,326
Transportation services cost of operations	43,323	45,983	130,441	150,664
Third-party managed services cost of operations	8,073	8,063	24,136	29,311
Depreciation and amortization	89,362	89,728	271,106	259,644
Selling, general, and administrative	63,663	52,383	188,542	169,023
Acquisition, cyber incident, and other, net	26,014	13,931	44,025	48,313
Loss (gain) from sale of real estate	—	78	(3,514)	(2,259)
Total operating expenses	643,992	634,939	1,864,728	1,908,022

Operating income	30,179	33,000	135,378	86,016

Other income (expense):
Interest expense	(34,255)	(35,572)	(100,865)	(106,426)
Loss on debt extinguishment and termination of derivative instruments	(218)	(683)	(116,082)	(1,855)
Loss from investments in partially owned entities	(1,037)	(259)	(3,020)	(1,616)
Impairment of related party loan receivable	—	—	—	(21,972)
Loss on put option	—	—	—	(56,576)
Other, net	770	723	24,919	1,741
Loss from continuing operations before income taxes	(4,561)	(2,791)	(59,670)	(100,688)

Income tax (expense) benefit:
Current income tax	(1,936)	(1,981)	(5,168)	(5,881)
Deferred income tax	2,764	2,473	6,498	7,553
Total income tax benefit	828	492	1,330	1,672

Net loss:
Net loss from continuing operations	(3,733)	(2,299)	(58,340)	(99,016)
Gain (loss) from discontinued operations, net of tax	—	203	—	(10,453)
Net loss	$(3,733)	$(2,096)	$(58,340)	$(109,469)
Net loss attributable to noncontrolling interests	(4)	(8)	(242)	(95)
Net loss attributable to Americold Realty Trust, Inc.	$(3,729)	$(2,088)	$(58,098)	$(109,374)

Weighted average common stock outstanding – basic	284,861	278,137	284,729	273,217
Weighted average common stock outstanding – diluted	284,861	278,137	284,729	273,217

Net loss per common share from continuing operations - basic	$(0.01)	$(0.01)	$(0.20)	$(0.36)
Net loss per common share from discontinued operations - basic	—	—	—	(0.04)
Basic loss per share	$(0.01)	$(0.01)	$(0.20)	$(0.40)

Net loss per common share from continuing operations - diluted	$(0.01)	$(0.01)	$(0.20)	$(0.36)
Net loss per common share from discontinued operations - diluted	—	—	—	(0.04)
Diluted loss per share	$(0.01)	$(0.01)	$(0.20)	$(0.40)
See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,733)	$(2,096)	$(58,340)	$(109,469)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(13)	(832)	(117)	(522)
Unrealized net gain (loss) on foreign currency	4,020	(10,467)	(7,185)	(4,145)
Unrealized net (loss) gain on cash flow hedges	(22,480)	12,381	(8,844)	22,176
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust, Inc.	(18,473)	1,082	(16,146)	17,509
Other comprehensive (loss) income attributable to noncontrolling interests	(104)	101	(121)	178
Total comprehensive loss	$(22,310)	$(913)	$(74,607)	$(91,782)

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net income	—	—	—	9,740	—	62	9,802
Other comprehensive income	—	—	—	—	12,106	51	12,157
Distributions on common stock, restricted stock and OP units	—	—	—	(62,743)	—	(233)	(62,976)
Stock-based compensation expense	—	—	4,849	—	—	1,770	6,619
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	276,843	3	(284)	—	—	—	(281)
Common stock issuance related to employee stock purchase plan	58,148	—	1,496	—		—	1,496
Balance - March 31, 2024	284,034,111	$2,840	$5,631,968	$(2,048,978)	$(4,534)	$20,108	$3,601,404
Net loss	—	—	—	(64,109)	—	(300)	(64,409)
Other comprehensive loss	—	—	—	—	(9,779)	(68)	(9,847)
Distributions on common stock, restricted stock and OP units	—	—	—	(62,948)	—	(290)	(63,238)
Stock-based compensation expense	—	—	3,771	—	—	2,293	6,064
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	45,026	—	(386)	—	—	—	(386)
Balance - June 30, 2024	284,079,137	$2,840	$5,635,353	$(2,176,035)	$(14,313)	$21,743	$3,469,588
Net loss	—	—	—	(3,729)	—	(4)	(3,733)
Other comprehensive loss	—	—	—	—	(18,473)	(104)	(18,577)
Distributions on common stock, restricted stock and OP units	—	—	—	(62,840)	—	(349)	(63,189)
Stock-based compensation expense	—	—	4,272	—	—	2,911	7,183
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	69,340	1	105	—	—	—	106
Common stock issuance related to employee stock purchase plan	72,441	1	1,572	—	—	—	1,573
Conversion of OP units to common stock	36,450	—	984	—	—	(984)	—
Balance - September 30, 2024	284,257,368	$2,842	$5,642,286	$(2,242,604)	$(32,786)	$23,213	$3,392,951

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(2,562)	—	(9)	(2,571)
Other comprehensive loss	—	—	—	—	(11,687)	(35)	(11,722)
Distributions on common stock, restricted stock and OP units	—	—	—	(59,692)	—	(240)	(59,932)
Stock-based compensation expense	—	—	5,273	—	—	1,697	6,970
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	221,084	2	(801)	—	—	—	(799)
Common stock issuance related to employee stock purchase plan	60,393	1	1,452	—	—	—	1,453
Balance - March 31, 2023	270,096,433	$2,701	$5,197,893	$(1,477,452)	$(17,737)	$15,872	$3,721,277
Net loss	—	—	—	(104,724)	—	(78)	(104,802)
Other comprehensive income	—	—	—	—	28,114	112	28,226
Distributions on common stock, restricted stock and OP units	—	—	—	(59,696)	—	(225)	(59,921)
Stock-based compensation expense	—	—	3,476	—	—	1,163	4,639
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	15,035	—	340	—	—	—	340
Conversion of OP units to common stock	74,808	1	2,182	—	—	(2,183)	—
Balance - June 30, 2023	270,186,276	$2,702	$5,203,891	$(1,641,872)	$10,377	$14,661	$3,589,759
Net loss	—	—	—	(2,088)	—	(8)	(2,096)
Other comprehensive income	—	—	—	—	1,082	101	1,183
Distributions on common stock, restricted stock and OP units	—	—	—	(62,631)	—	(237)	(62,868)
Stock-based compensation expense	—	—	3,925	—	—	2,278	6,203
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	20,030	—	(43)	—	—	—	(43)
Common stock issuance related to employee stock purchase plan	65,802	1	1,593	—	—	—	1,594
Net proceeds from issuance of common stock	13,244,905	132	412,786	—	—	—	412,918
Balance - September 30, 2023	283,517,013	$2,835	$5,622,152	$(1,706,591)	$11,459	$16,795	$3,946,650

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(58,340)	$(109,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	271,106	259,644
Amortization of deferred financing costs and pension withdrawal liability	3,884	3,805
Loss on debt extinguishment and termination of derivative instruments	116,082	1,855
Loss from investments in partially owned entities	3,020	5,727
Stock-based compensation expense	19,866	17,812
Deferred income tax benefit	(6,498)	(7,553)
Gain from sale of real estate	(3,514)	(2,259)
(Gain) loss from other asset disposals	(945)	388
Impairment of indefinite and long-lived assets	2,953	—
Provision for doubtful accounts receivable	2,984	3,241
Impairment of related party loan receivable	—	21,972
Loss on put option	—	56,576
Loss on classification of Comfrio as held for sale	—	4,616
Non-cash lease expenses	28,289	32,346
Changes in operating assets and liabilities:
Accounts receivable	(35,900)	(2,436)
Accounts payable and accrued expenses	610	(39,175)
Other assets	(61,795)	(34,181)
Operating lease liabilities	(26,386)	(28,054)
Other	(6,144)	8,358
Net cash provided by operating activities	249,272	193,213

Investing activities:
Additions to property, buildings and equipment	(204,257)	(188,317)
Business combinations	—	(46,652)
Acquisitions of property, buildings and equipment	—	(43,577)
Investments in and advances to partially owned entities and other	(11,445)	(20,025)
Net payments for sale of business (discontinued operations)	—	(4,616)
Proceeds from sale of property, buildings and equipment	9,255	7,913
Proceeds from sale of investments in partially owned entities	—	36,896
Net cash used in investing activities	(206,447)	(258,378)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests	(189,181)	(179,562)
Proceeds from stock options exercised	2,777	1,734
Proceeds from employee stock purchase plan	3,069	3,047
Remittance of withholding taxes related to employee stock-based transactions	(3,338)	(2,236)
Proceeds from revolving line of credit	759,224	545,421
Repayment on revolving line of credit	(885,314)	(679,155)
Repayment of sale-leaseback financing obligations	(5,766)	(6,717)
Termination of sale-leaseback financing obligations	(190,954)	—
Repayment of financing lease obligations	(28,118)	(26,390)
Payment of debt issuance costs	(4,176)	—
Proceeds from issuance of senior unsecured notes	500,000	—
Net proceeds from issuance of common stock	—	412,918
Net cash (used in) provided by financing activities	(41,777)	69,060
Net increase in cash, cash equivalents and restricted cash	1,048	3,895
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(169)	(3,127)
Cash, cash equivalents and restricted cash:
Beginning of period	60,392	53,063
End of period	$61,271	$53,831

See accompanying notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In thousands)
	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$29,522	$37,823
Addition of property, buildings and equipment under financing lease obligations	$20,341	$23,786
Addition of property, buildings and equipment under operating lease obligations	$1,309	$6,049

Supplemental cash flow information:
Interest paid – net of amounts capitalized	$109,986	$116,411
Income taxes paid – net of refunds	$5,916	$5,480

	As of September 30,
Allocation of purchase price of property, buildings and equipment to:	2024	2023
Land	$—	$11,447
Buildings and improvements	—	22,300
Machinery and equipment	—	9,830
Cash paid for acquisitions of property, buildings and equipment	$—	$43,577

	As of September 30,
	2024	2023
Allocation of purchase price to business combinations:
Assets of discontinued operations - held for sale	$—	$86,085
Accounts payable and accrued expenses(1)	—	46,652
Liabilities of discontinued operations - held for sale	—	(86,085)
Total consideration	$—	$46,652

(1)Accounts payable and accrued expenses activity as of September 30, 2023 represents the relief of the remaining put option liability for Comfrio.

See accompanying notes to Condensed Consolidated Financial Statements.

Table of Contents
Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The Company operates 239 warehouses globally, with 195 in North America, 25 in Europe, 17 in Asia-Pacific, and 2 in South America as of September 30, 2024.
Our business includes three primary business segments: warehouse, transportation and third-party managed. We have minority interests in two joint ventures: SuperFrio (operates 35 temperature-controlled warehouses in Brazil) and RSA (operates two temperature-controlled warehouses in Dubai).
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2023 Annual Report on Form 10-K as filed with the SEC, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation. Adjustments which are not considered normal or recurring in nature have been disclosed within Note 3 - Acquisition, cyber incident and other, net to these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements also include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and (2) revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
The Condensed Consolidated Statement of Cash Flows includes various reclassifications, all within Cash Provided by Operating Activities, to conform current and prior period presentation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Capital Markets Activity
Universal Shelf Registration Statement
On March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (as amended from time to time, the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company. The Registration Statement was amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants to the Registration Statement, since each such co-registrant may be a guarantor of some or all of the debt securities of the Operating Partnership with respect to which offers and sales are registered under the Registration Statement.
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
During August 2023, we sold 13,244,905 common shares under the Prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the Prior ATM Equity Program were used to repay a portion of the revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the three and nine months ended September 30, 2024, we did not sell any shares of our common stock under the Current ATM Equity Program.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $138.3 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs was $76.0 million as of September 30, 2024.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the three and nine months ended September 30, 2024 related to the Project Orion ERP implementation was $1.8 million and $2.4 million, respectively.
For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC.
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain and remediate the incident, and conduct a forensic investigation. Actions taken included preventative measures such as shutting down certain operating systems, supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed operations at pre-cyberattack levels by June 30, 2023.
As noted above, the Company engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of the recommended remediation activities associated with the Cyber Incident. We continue to enhance our policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents.
Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident have been recorded net of insurance recoveries within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Foreign Currency Related Transactions

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Exchange rate adjustments resulting from foreign currency transactions are recognized in “Net loss” in the Condensed Consolidated Statements of Operations, whereas effects resulting from the translation of financial statements are recognized in “Unrealized net gain (loss) on foreign currency” in the Condensed Consolidated Statements of Comprehensive Income (Loss). Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates.
For the three months ended September 30, 2024 and 2023, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a loss of $0.3 million and a loss of $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a gain of $10.6 million and a loss of $0.5 million, respectively. The amount recognized for the nine months ended September 30, 2024 includes an adjustment related to our net investment hedges further described in Note 5 - Derivative Financial Instruments to these Condensed Consolidated Financial Statements.
For the three months ended September 30, 2024 and 2023 , the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) within “Unrealized net gain (loss) on foreign currency” was a gain of $4.0 million and a loss of $10.5 million, respectively. For the nine months ended September 30, 2024 and 2023, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Income (Loss) within “Unrealized net gain (loss) on foreign currency” was a loss of $7.2 million and a loss of $4.1 million, respectively.
Loss on Debt Extinguishment
During the nine months ended September 30, 2024, the Company purchased eleven facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.
These purchases resulted in the recognition of a $115.1 million loss on debt extinguishment during the nine months ended September 30, 2024. These amounts are recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statement of Operations included herein.
Recent Rules and Accounting Pronouncements
In March 2024, the Securities and Exchange Commission (the “SEC”) adopted the final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants’ strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay, the new rules would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of these rules on its disclosures.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively for all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects that certain additional disclosures will be included in the Form 10-K as of December 31, 2024.
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
The primary components of “Gain (loss) from discontinued operations, net of tax” in our Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024 and 2023 are included in the table below (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Results of discontinued operations	2024	2023	2024	2023
Revenue	$—	$15,234	$—	$29,471
Operating expenses	—	15,547	—	32,088
Estimated costs of disposal	—	616	—	4,616
Loss from partial investment pre-acquisition	—	—	—	4,111
Gain from sale of Comfrio	—	(1,082)	—	(1,082)
Pre-tax gain (loss)	—	153	—	(10,262)
Income tax benefit (expense)	—	50	—	(191)
Gain (loss) from discontinued operations, net of tax	$—	$203	$—	$(10,453)
During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the nine months ended September 30, 2023, the Company fully impaired the remaining balance and recognized the entire loss within “Impairment of related party loan receivable” in our Condensed Consolidated Statements of Operations.
Sale of Outstanding Minority Ownership in LATAM JV
On May 30, 2023, the Company sold its 15% equity interest to our JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other, net,” in our Condensed Consolidated Statements of Operations.
3. Acquisition, Cyber Incident, and Other, Net
The components of the charges and credits included in “Acquisition, cyber incident, and other, net” in our Condensed Consolidated Statements of Operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Acquisition, cyber incident, and other, net	2024	2023	2024	2023
Project Orion expenses	$21,595	$3,215	$41,393	$7,703
Acquisition and integration related costs	2,288	648	4,639	4,837
Severance costs	1,392	3,263	6,256	9,471
Other, net	—	1,400	(833)	1,899
Cyber incident related costs, net of insurance recoveries	739	5,405	(7,430)	24,403
Total acquisition, cyber incident, and other, net	$26,014	$13,931	$44,025	$48,313
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs. Project Orion is an investment in and transformation of our technology systems, business processes and customer solutions. The first phase of the project was deployed during the second quarter of 2024. See Note 1 - General to the Condensed Consolidated Financial Statements herein for further details on the overall project description and related amortization of deferred costs.
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
Cyber incident related costs, net of insurance recoveries, represent the receipt of business interruption insurance proceeds and incremental costs associated with cyber incidents that occurred in November 2020 and more recently in April 2023, which is further described in Note 1 - General to the Condensed Consolidated Financial Statements herein.
4. Debt
The following table reflects a summary of our outstanding indebtedness as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
	Carrying Amount	Carrying Amount
Senior Unsecured Notes	$2,285,189	$1,777,925
Senior Unsecured Term Loans	829,820	833,775
Senior Unsecured Revolving Credit Facility	268,508	392,156
Total principal amount of indebtedness	$3,383,517	$3,003,856
Less: unamortized deferred financing costs	(14,568)	(10,578)
Total indebtedness, net of deferred financing costs	$3,368,949	$2,993,278
Public Senior Unsecured Notes Offering
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s senior unsecured 5.409% notes (the “Public Senior Unsecured Notes”) due September 12, 2034. The Public Senior Unsecured Notes were offered pursuant to the Registration Statement further described in Note 1 - General l to these Condensed Consolidated Financial Statements. The Public Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership, and certain subsidiaries of the Operating Partnership. The Public Senior Unsecured Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year, with the first payment occurring March 12, 2025.
In connection with the issuance of the Public Senior Unsecured Notes, we incurred approximately $5.9 million of debt issuance costs related to the issuance. The Company determined that the difference between amortizing such fees using the effective interest rate method and the straight line method was immaterial. Therefore, the fees will be recognized on a straight line basis over the term of the Public Senior Unsecured Notes as “Interest expense” on the Condensed Consolidated Statement of Operations. The proceeds from the issuance of the Public Senior

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Unsecured Notes were used to repay a portion of borrowings previously outstanding.
The indenture governing the Public Senior Unsecured Notes and guarantees (which includes the base indenture, dated September 12, 2024, as supplemented by the first supplemental indenture, dated September 12, 2024, and which are together referred to herein as the "indenture") includes an optional redemption provision. Prior to June 12, 2034, the Public Senior Unsecured Notes may be redeemed at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Public Senior Unsecured Notes being redeemed, or (ii) a make-whole premium calculated in accordance with the indenture. On or after June 12, 2034, the Public Senior Unsecured Notes may be redeemed at our option, in whole or in part, at a redemption price equal to 100% of the principal amount of the Public Senior Unsecured Notes to be redeemed. In both cases, the prepayment amount must also include any unpaid interest accrued thereon to, but excluding, the redemption date.
The Public Senior Unsecured Notes require that we maintain at all times a minimum maintenance of total unencumbered assets value of not less than 150% of the aggregate principal amount of all outstanding unsecured debt of the Company, the Operating Partnership and their respective subsidiaries on a consolidated basis. The Public Senior Unsecured Notes also contain certain financial covenants required on a quarterly or occurrence basis, as defined in the offering prospectus, including:
•a maximum total indebtedness to total assets ratio of less than 0.60 to 1.00;
•a maximum total secured indebtedness to total assets ratio of less than 0.40 to 1.00; and
•a minimum interest coverage ratio of not less than1.50 to 1.00.
The indenture governing the Public Senior Unsecured Notes contains additional covenants customary for similar offerings, including, without limitation, that any subsidiary which becomes a co-borrower, guarantor or otherwise becomes obligated under our Senior Unsecured Term Loans or Senior Unsecured Revolving Credit Facility must also fully and unconditionally guarantee the Public Senior Unsecured Notes. The following table provides additional details of all Senior Unsecured Notes as of September 30, 2024 and December 31, 2023 (in thousands):

			September 30, 2024		December 31, 2023
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
Private Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	445,434	€400,000	441,560
Private Series E Notes	01/2033	1.65%	€350,000	389,755	€350,000	386,365
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	—	—
Total Senior Unsecured Notes				$2,285,189		$1,777,925
The following table provides additional details of our Senior Unsecured Term Loans as of September 30, 2024 and December 31, 2023 (in thousands):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

		September 30, 2024				December 31, 2023
	Stated Maturity Date(2)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Tranche A-1	08/2025	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.94%		$375,000	$375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	184,820	CDOR + 0.94%	C$	250,000	188,775
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loan Facility					$829,820				$833,775
(1) SOFR = one-month Adjusted Term SOFR; CDOR = one-month CDOR; CORRA = daily adjusted CORRA. Tranche A-1 and Tranche A-3 SOFR includes an adjustment of 0.10%, in addition to the margin. Tranche A-2 CORRA includes and adjustment of 0.30%, in addition to the margin. Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps.
(2) Note that the terms of debt agreement for Tranche A-1 includes an option for two one-year extensions.
The following table provides the details of our Senior Unsecured Revolving Credit Facility as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024				December 31, 2023
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
U.S. dollar	—	—		—	SOFR + 0.84%		$34,000	$34,000
Australian dollar	BBSW + 0.84%	A$	197,000	136,207	BBSW + 0.84%	A$	191,000	130,108
British pound sterling	SONIA + 0.84%		£—	—	SONIA + 0.84%		£78,000	99,302
Canadian dollar	CORRA + 0.84%	C$	35,000	25,875	CDOR + 0.84%	C$	35,000	26,429
Euro	EURIBOR + 0.84%		€70,500	78,508	EURIBOR + 0.84%		€67,500	74,513
New Zealand dollar	BKBM + 0.84%	NZD	44,000	27,918	BKBM + 0.84%	NZD	44,000	27,804
Total Senior Unsecured Revolving Credit Facility				$268,508				$392,156
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
Refer to Note 9 - Debt of the Consolidated Financial Statements in the Company’s 2023 Annual Report on Form 10-K as filed with the SEC for further details of our outstanding indebtedness. As of September 30, 2024, we were in compliance with all debt covenants.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of September 30, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. As of December 31, 2023, the Company designated £78.0 million, A$191.0 million and €817.5 million debt and accrued interest as a hedge of our net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Unrealized net (loss) gain on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2024, the Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in its United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million, previously classified within Accumulated Other Comprehensive Income, has been recorded as a gain on foreign exchange within “Other, net”on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024 The Company has determined that the impacts of this adjustment are immaterial to the current and prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the nine months ended September 30, 2024.
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
The following table includes the key provisions of the interest rate swaps outstanding as of September 30, 2024 and December 31, 2023 (fair value in thousands):

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of September 30, 2024	Liability Fair Value as of September 30, 2024
$200 million	3.05%	12/29/2023	7/30/2027	$1,275	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	871
$270 million	3.05%	11/01/2022	12/31/2027	1,749	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,594
			Total	$3,024	$4,465

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2023	Liability Fair Value as of December 31, 2023
$200 million	3.05%	12/29/2023	7/30/2027	$3,687	$—
$175 million	3.47%	11/30/2022	7/30/2027	788	—
$270 million	3.05%	11/01/2022	12/31/2027	5,106	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	330
			Total	$9,581	$330
In addition, the Company is subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loan. The Company implemented a cross-currency swap to manage the foreign currency exchange rate risk on its intercompany loan. This agreement effectively mitigates the Company’s exposure to fluctuations in cash flows due to foreign exchange rate risk. This agreement involves the receipt of fixed USD amounts in exchange for payment of fixed Australian Dollar amounts over the life of the intercompany loan. The entirety of the Company’s outstanding intercompany loan receivable balance of A$153.5 million was hedged under the cross-currency swap agreement at September 30, 2024 and December 31, 2023.
There have been no significant changes to our policy or strategy related to derivative financial instruments from what was disclosed in our 2023 Annual Report on Form 10-K. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as a decrease to “Foreign currency exchange loss” (a

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
component of “Other, net” on the Condensed Consolidated Statements of Operations) and an additional $3.7 million will be reclassified as a decrease to “Interest expense” and a corresponding increase to operating cash flows.
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
The following table presents the fair value of the derivative financial instruments as of September 30, 2024 and December 31, 2023 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In thousands)
Designated derivatives
Foreign exchange contracts	$5,015	$5,899	$—	$—
Interest rate contracts	3,024	9,581	4,466	330
Total fair value of derivatives	$8,039	$15,480	$4,466	$330
The following tables present the effect of the Company’s derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, including the impacts to Accumulated Other Comprehensive (Loss) Income (“AOCI”) (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
Interest rate contracts	$(19,429)	$16,396	Interest expense	$4,108	$3,959
			Loss on debt extinguishment and termination of derivative instruments(1)	(218)	(633)
Foreign exchange contracts	(2,799)	3,229	Foreign currency exchange loss, net	(3,651)	3,776
			Interest expense	13	142
Total designated cash flow hedges	$(22,228)	$19,625		$252	$7,244
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that have been fully reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the three months ended September 30, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from AOCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
Interest rate contracts	$2,078	$30,692	Interest expense	$12,771	$9,702
			Loss on debt extinguishment and termination of derivative instruments(1)	(973)	(1,880)
Foreign exchange contracts	(664)	6,390	Foreign currency exchange loss, net	(1,759)	6,715
			Interest expense	219	369
Total designated cash flow hedges	$1,414	$37,082		$10,258	$14,906
(1) In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in other comprehensive income that will be reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the nine months ended September 30, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” and has been fully amortized to “Loss on debt extinguishment and termination of derivative instruments” as of September 30, 2024.
The Company does not present the effect of netting arrangements on a net basis in the Condensed Consolidated Balance Sheets. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2024.

September 30, 2024
Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$8,039	$—	$8,039	$(871)	$—	$7,168

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$(4,466)	$—	$(4,466)	$871	$—	$(3,595)
There were no impacts from netting arrangements as of December 31, 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2024 and December 31, 2023, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
6. Fair Value Measurements
As of September 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and revolving line of credit approximate their fair values due to the short-term nature of maturities or variable rates of interest on the instruments.
The Company’s assets and liabilities measured or disclosed at fair value are as follows (in thousands):

		Fair Value
	Fair Value Hierarchy	September 30, 2024	December 31, 2023

Measured at fair value on a recurring basis:
Interest rate swap assets	Level 2	$3,024	$9,581
Interest rate swap liabilities	Level 2	4,466	$330
Cross currency swap asset	Level 2	$5,015	$5,899

Disclosed at fair value:
Senior unsecured notes, term loans, and revolving credit facility	Level 3	$3,248,589	$2,821,064
7. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and nine months ended September 30, 2024 and 2023, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction.
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
8. Commitments and Contingencies
Cybersecurity Incident
As a result of the Cyber Incident referenced in Note 1- General to the Condensed Consolidated Financial Statements, the Company has received claims for reimbursement from a number of customers pursuant to the terms of the contracts between each of those customers and the Company. As of September 30, 2024, the Company maintains an accrual of $5.2 million, which represents management’s best estimate of the amount of

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
loss related to such claims based on its evaluation of the relevant contract terms and other relevant facts and circumstances to date.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of September 30, 2024 and December 31, 2023 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of September 30, 2024 and December 31, 2023.
Occupational Safety and Health Act (OSHA)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide employees with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to employees who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded contingent liabilities exist as of September 30, 2024 and December 31, 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Accumulated Other Comprehensive Income (Loss)
The Company reports activity in AOCI for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Opening accumulated other comprehensive (loss) income	$(14,313)	$10,377	$(16,640)	$(6,050)

Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$279	$2,936	$383	$2,626

Loss arising during period	(13)	(832)	(117)	(522)

Balance at end of period, net of tax	$266	$2,104	$266	2,104

Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(42,792)	$(20,272)	$(31,587)	$(26,594)

Cumulative translation adjustment	41,282	(46,262)	3,983	(21,034)
Derivative net investment hedges	(37,262)	35,795	(11,168)	16,889
Net gain (loss) on foreign currency translation	4,020	(10,467)	(7,185)	(4,145)

Balance at end of period, net of tax	$(38,772)	$(30,739)	$(38,772)	$(30,739)

Designated derivatives:
Balance at beginning of period, net of tax	$28,200	$27,713	$14,564	$17,918

Cash flow hedge derivatives	(22,228)	19,625	1,414	37,082
Net amount reclassified from AOCI to net loss	(252)	(7,244)	(10,258)	(14,906)
Net (loss) gain on designated derivatives	(22,480)	12,381	(8,844)	22,176

Balance at end of period, net of tax	$5,720	$40,094	$5,720	$40,094

Closing accumulated other comprehensive (loss) income	$(32,786)	$11,459	$(32,786)	$11,459

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents segment revenues and contributions with a reconciliation to Net loss from continuing operations before income taxes for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment revenues:
Warehouse	$612,181	$602,605	$1,810,278	$1,778,827
Transportation	51,764	55,642	159,254	181,792
Third-party managed	10,226	9,692	30,574	33,419
Total revenues	674,171	667,939	2,000,106	1,994,038

Segment contribution:
Warehouse	198,624	177,832	600,286	525,501
Transportation	8,441	9,659	28,813	31,128
Third-party managed	2,153	1,629	6,438	4,108
Total segment contribution	209,218	189,120	635,537	560,737

Reconciling items:
Depreciation and amortization	(89,362)	(89,728)	(271,106)	(259,644)
Selling, general, and administrative	(63,663)	(52,383)	(188,542)	(169,023)
Acquisition, cyber incident, and other, net	(26,014)	(13,931)	(44,025)	(48,313)
(Loss) gain from sale of real estate	—	(78)	3,514	2,259
Interest expense	(34,255)	(35,572)	(100,865)	(106,426)
Loss on debt extinguishment and termination of derivative instruments	(218)	(683)	(116,082)	(1,855)
Loss from investments in partially owned entities	(1,037)	(259)	(3,020)	(1,616)
Impairment of related party loan receivable	—	—	—	(21,972)
Loss on put option	—	—	—	(56,576)
Other, net	770	723	24,919	1,741
Loss from continuing operations before income taxes	$(4,561)	$(2,791)	$(59,670)	$(100,688)
11. Loss per Common Share
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
A reconciliation of the basic and diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding – basic	284,861	278,137	284,729	273,217
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	284,861	278,137	284,729	273,217
For the three and nine months ended September 30, 2024 and 2023, respectively, potential common shares under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	440	16	525	89
OP units	329	—	274	130
	769	16	799	219
12. Revenue from Contracts with Customers
Disaggregated Revenue
The following tables represent a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023 within the segments and geographic region (in thousands):

	Three Months Ended September 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$209,121	$18,929	$18,230	$2,465	$248,745
Warehouse services	283,046	27,001	37,867	1,743	349,657
Transportation	25,121	15,239	10,566	838	51,764
Third-party managed	4,010	—	6,216	—	10,226
Total revenues (1)	521,298	61,169	72,879	5,046	660,392
Lease revenue (2)	12,230	1,083	466	—	13,779
Total revenues from contracts with all customers	$533,528	$62,252	$73,345	$5,046	$674,171

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$222,269	$20,692	$20,994	$2,062	$266,017
Warehouse services	266,387	25,460	31,072	1,178	324,097
Transportation	30,249	16,078	8,671	644	55,642
Third-party managed	4,029	—	5,663	—	9,692
Total revenues (1)	522,934	62,230	66,400	3,884	655,448
Lease revenue (2)	11,091	1,400	—	—	12,491
Total revenues from contracts with all customers	$534,025	$63,630	$66,400	$3,884	$667,939
(1)Revenues are within the scope of ASC 606, Revenue From Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842, Leases.

	Nine Months Ended September 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$640,078	$55,174	$55,593	$6,042	$756,887
Warehouse services	823,532	77,202	105,723	4,202	1,010,659
Transportation	82,847	45,743	28,655	2,009	159,254
Third-party managed	12,596	—	17,978	—	30,574
Total revenues (1)	1,559,053	178,119	207,949	12,253	1,957,374
Lease revenue (2)	36,975	3,826	1,931	—	42,732
Total revenues from contracts with all customers	$1,596,028	$181,945	$209,880	$12,253	$2,000,106

	Nine Months Ended September 30, 2023
	North America	Europe	Asia-Pacific	South America	Total
Warehouse rent and storage	$664,341	$62,401	$56,148	$5,638	$788,528
Warehouse services	774,286	76,154	99,522	3,766	953,728
Transportation	94,310	59,961	25,603	1,918	181,792
Third-party managed	16,370	—	17,049	—	33,419
Total revenues (1)	1,549,307	198,516	198,322	11,322	1,957,467
Lease revenue (2)	32,406	4,165	—	—	36,571
Total revenues from contracts with all customers	$1,581,713	$202,681	$198,322	$11,322	$1,994,038
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
As of September 30, 2024, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 6.0% of these remaining performance obligations as revenue in 2024, and the remaining 94.0% to be recognized over a weighted average period of 16.7 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenue (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2024, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $452.5 million and $420.2 million million as of September 30, 2024 and December 31, 2023, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenue related to contracts with customers were $26.4 million and $28.4 million as of September 30, 2024 and December 31, 2023, respectively. Substantially all revenue that was included in the contract liability balances at the beginning of 2023 has been recognized as of September 30, 2024, and represents revenue from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.

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
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The Company operates 239 warehouses globally, totaling approximately 1.4 billion cubic feet, with 195 in North America, 25 in Europe, 17 in Asia-Pacific, and two in South America as of September 30, 2024.
Our business includes three primary business segments: warehouse, transportation and third-party managed. We have minority interests in two joint ventures: SuperFrio (operates 35 temperature-controlled warehouses in Brazil) and RSA (operates two temperature-controlled warehouses in Dubai).
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
Other costs reduction initiatives
To reduce facility costs, we have invested in energy efficiency projects, including LED lighting, thermal and solar energy storage, motion-sensor technology, variable frequency drives, third party efficiency reviews, real-time energy consumption monitoring, rapid open and close doors, and alternative-power generation technologies. We have also fine-tuned our refrigeration systems, implemented rain water harvesting and energy management practices, as well as increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.

Key Factors Affecting Our Business and Financial Results
Cybersecurity Incident
On April 26, 2023, the Company became aware of a cybersecurity incident impacting a certain number of our systems and partially impacting operations for a limited period of time (the “Cyber Incident”). The Company engaged an external cyber security expert to initiate responses to contain and remediate the incident, and conduct a forensic investigation. Actions taken included preventative measures such as shutting down certain operating systems, supplementing existing security monitoring with additional scanning and other protective measures. The Company also notified law enforcement and its customers, informing them of both the incident and management’s efforts to minimize its impact on the Company’s daily operations. Technology information systems were reintroduced in a controlled phased approach and all locations successfully resumed operations at pre-cyberattack levels by June 30, 2023.
As noted above, the Company engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of the recommended remediation activities associated with the Cyber Incident. We continue to enhance our policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents.
Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident have been recorded net of insurance recoveries within “Acquisition, cyber incident, and other, net” in the Condensed Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
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
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $138.3 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets”,on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs was $76.0 million as of September 30, 2024.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the three and nine months ended September 30, 2024 related to the Project Orion ERP implementation was $1.8 million and $2.4 million, respectively.
For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K as filed with the SEC.
Loss on Debt Extinguishment
During the nine months ended September 30, 2024, the Company purchased eleven facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024.
These purchases resulted in the recognition of a $115.1 million loss on debt extinguishment during the nine months ended September 30, 2024. These amounts are recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.
Significant Risks and Uncertainties
Refer to “Item 1A - Risk Factors” of our 2023 Annual Report on Form 10-K as filed with the SEC.

Seasonality
We specialize in providing services to businesses within the food industry whose businesses are often seasonal or cyclical. On average the first and second quarter segment contributions, as defined below, are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June and gradually increase thereafter, due to annual harvests and our customers’ focus on building inventories for end-of-year holidays, which generally peak between mid-September and early December. The external temperature reaches annual peaks for a majority of our portfolio during the third and fourth quarter of the year resulting in increased power expenses.
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
The following table shows a comparison of underlying spot and average exchange rates for the three and nine months ended September 30, 2024 and 2023. Amounts presented in constant currency within our results of operations are calculated by applying the average foreign exchange rate from the comparable prior year period to actual local currency results in the current period. While constant currency metrics are a non-GAAP calculation and do not represent actual results, the comparison allows the reader to understand the impact of operations excluding changes in foreign exchange rates. We provide reconciliations of these measures in the discussions of our comparative results of operations below. Our discussion of the drivers of our performance below are based upon U.S. GAAP.

	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended	Average foreign exchange rates for the nine months ended	Spot Foreign exchange rates	Average foreign exchange rates for the three months ended (1)	Average foreign exchange rate for the nine months ended (1)
	September 30, 2024			September 30, 2023
Argentinian peso	0.001	0.001	0.001	0.003	0.003	0.004
Australian dollar	0.691	0.670	0.662	0.644	0.654	0.669
Brazilian real	0.184	0.180	0.191	0.199	0.205	0.200
British pound	1.337	1.301	1.277	1.220	1.266	1.244
Canadian dollar	0.739	0.733	0.735	0.737	0.745	0.743
Chilean peso	0.001	0.001	0.001	0.001	0.001	0.001
Euro	1.114	1.100	1.087	1.057	1.088	1.083
New Zealand dollar	0.634	0.611	0.610	0.600	0.605	0.618
Polish zloty	0.260	0.257	0.253	0.229	0.242	0.236
(1)Prior period exchange rates used to adjust current period operating results for constant currency metrics used herein.
How We Assess the Performance of Our Business
Segment Contribution Net Operating Income (“NOI”)
We evaluate the performance of our primary business segments based on their NOI contribution to our overall results of operations which aligns with how our decision makers evaluate performance.
•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations (excluding any Depreciation and amortization, impairment charges, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, and Loss (gain) from sale of real estate).
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as transportation segment revenues less its cost of operations (excluding any Depreciation and amortization, impairment charges, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, and Loss (gain) from sale of real estate).
•Third-Party Managed contribution NOI is calculated as third-party managed segment revenues less its cost of operations (excluding any Depreciation and amortization, impairment charges, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, and Loss (gain) from sale of real estate).
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
Same Store Analysis
We believe that same store metrics are key performance indicators commonly used in the real estate industry. Evaluating the performance of our real estate portfolio on a same store basis allows investors to evaluate performance in a way that is consistent period to period. We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease, after development, expansion, or significant modification (e.g., rehabilitation subsequent to a natural disaster). Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2023) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that are being exited (e.g. non-renewal of warehouse lease or held for sale to third parties), were sold, or entered development subsequent to the beginning of the current calendar year.
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
The following table shows the number of same-store and non-same store warehouses in our portfolio as of September 30, 2024. The non-same store warehouse count in the table below includes the partial period impact of sites exited during the periods presented.

Same Store Warehouses	226
Non-Same Store Warehouses (1)	9
Third-Party Managed Warehouses	4
Total Warehouses	239
(1) The non-same store facility count consists of: 5 sites in the expansion and development phase, 2 facilities that we purchased in 2023, 2 facilities whose operations have ceased and the Company is evaluating alternative use including, third party lease and or sale.
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
Throughput at our Warehouses
The level and nature of throughput at our warehouses significantly impacts our warehouse services revenues. Throughput refers to the volume of pallets entering and exiting our warehouses, with higher levels of throughput driving warehouse services revenues as customers are typically billed based on throughput. The nature of throughput can be influenced by various factors including product turnover and shifts in consumer demand.
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
Selling, general, and administrative expenses consist primarily of non-warehouse related labor, administrative, business development, marketing, engineering, human resources, information technology (including amortization expenses associated with the implementation of Project Orion), performance and time based incentive compensation, communications, travel, professional fees, bad debt, training, and office supplies.
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
Loss (gain) from sale of real estate represents gains recognized from the sale of Company owned real estate.
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
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on asset disposals, certain legal settlements, real estate related impairment charges and other miscellaneous items.

RESULTS OF OPERATIONS
Comparison of Results for the Three Months Ended September 30, 2024 and 2023
Warehouse Segment
The following table presents the operating results of our warehouse segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of total warehouses	235		238
	(Dollars in thousands)
Rent and storage	$262,524	$266,889	$278,508	(5.7)%	(4.2)%
Warehouse services	349,657	352,118	324,097	7.9%	8.6%
Total warehouse segment revenues	612,181	619,007	602,605	1.6%	2.7%

Power	41,767	42,735	41,711	0.1%	2.5%
Other facilities costs (2)	67,211	68,235	61,603	9.1%	10.8%
Labor	253,258	254,679	258,609	(2.1)%	(1.5)%
Other services costs (3)	51,321	52,341	62,850	(18.3)%	(16.7)%
Total warehouse segment cost of operations	$413,557	$417,990	$424,773	(2.6)%	(1.6)%

Warehouse segment contribution (NOI)	$198,624	$201,017	$177,832	11.7%	13.0%
Warehouse rent and storage contribution (NOI)	$153,546	$155,919	$175,194	(12.4)%	(11.0)%
Warehouse services contribution (NOI)	$45,078	$45,098	$2,638	1,608.8%	1,609.6%

Total warehouse segment margin	32.4%	32.5%	29.5%	293 bps	296 bps
Rent and storage margin	58.5%	58.4%	62.9%	-442 bps	-448 bps
Warehouse services margin	12.9%	12.8%	0.8%	1208 bps	1199 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $8.5 million and $9.3 million, on an actual basis, for the three months ended September 30, 2024 and 2023, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $3.0 million and $3.9 million, on an actual basis, for the three months ended September 30, 2024 and 2023, respectively.
On a constant currency basis, our warehouse segment revenues increased $16.4 million, or 2.7%, compared to the same period in the prior year. This growth was primarily driven by $17.8 million of growth in our same store pool and offset by a decrease of $1.4 million in our non-same store pool both on a constant currency basis, further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $6.8 million, or 1.6%, during the three months ended September 30, 2024, as compared to the same period of the prior year. This is primarily driven by a decrease of $4.8 million in our non-same store pool and a decrease of $2.0 million in same store pool both on a constant currency basis, further discussed below.

On a constant currency basis, warehouse segment NOI increased 13.0% during the three months ended September 30, 2024, as compared to the same period of the prior year. This is primarily due to increased NOI in our same store portfolio of $19.8 million on a constant currency basis, attributable to factors described below.
Same Store and Non-Same Store Results
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of same store sites	226		226
Same store revenues:	(Dollars in thousands)
Rent and storage	$253,907	$258,326	$266,947	(4.9)%	(3.2)%
Warehouse services	340,647	343,179	316,769	7.5%	8.3%
Total same store revenues	594,554	601,505	583,716	1.9%	3.0%
Same store cost of operations:
Power	40,330	41,305	39,396	2.4%	4.8%
Other facilities costs	64,446	65,476	57,367	12.3%	14.1%
Labor	242,824	244,305	247,648	(1.9)%	(1.3)%
Other services costs	48,302	49,187	57,895	(16.6)%	(15.0)%
Total same store cost of operations	$395,902	$400,273	$402,306	(1.6)%	(0.5)%

Same store contribution (NOI)	$198,652	$201,232	$181,410	9.5%	10.9%
Same store rent and storage contribution (NOI)	$149,131	$151,545	$170,184	(12.4)%	(11.0)%
Same store services contribution (NOI)	$49,521	$49,687	$11,226	341.1%	342.6%

Total same store margin	33.4%	33.5%	31.1%	233 bps	238 bps
Same store rent and storage margin	58.7%	58.7%	63.8%	-502 bps	-509 bps
Same store services margin	14.5%	14.5%	3.5%	1099 bps	1093 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

	Three Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of non-same store sites	9		12
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$8,617	$8,563	$11,561	n/r	n/r
Warehouse services	9,010	8,939	7,328	n/r	n/r
Total non-same store revenues	17,627	17,502	18,889	n/r	n/r
Non-same store cost of operations:
Power	1,437	1,430	2,315	n/r	n/r
Other facilities costs	2,765	2,759	4,236	n/r	n/r
Labor	10,434	10,374	10,961	n/r	n/r
Other services costs	3,019	3,154	4,955	n/r	n/r
Total non-same store cost of operations	$17,655	$17,717	$22,467	n/r	n/r

Non-same store contribution (NOI)	$(28)	$(215)	$(3,578)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$4,415	$4,374	$5,010	n/r	n/r
Non-same store services contribution (NOI)	$(4,443)	$(4,589)	$(8,588)	n/r	n/r

Total non-same store margin	(0.2)%	(1.2)%	(18.9)%	n/r	n/r
Non-same store rent and storage margin	51.2%	51.1%	43.3%	n/r	n/r
Non-same store services margin	(49.3)%	(51.3)%	(117.2)%	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store performance.

	Three Months Ended September 30,		Change
Units in thousands except per pallet and site number data - unaudited	2024	2023
Number of same store sites	226	226
Same store rent and storage:

Economic occupancy
Average economic occupied pallets	4,093	4,390	(6.8)%
Economic occupancy percentage	78.0%	83.9%	-590 bps
Same store rent and storage revenues per average economic occupied pallet	$62.03	$60.81	2.0%
Constant currency same store rent and storage revenues per average economic occupied pallet	$63.11	$60.81	3.8%

Physical occupancy
Average physical occupied pallets	3,557	3,966	(10.3)%
Average physical pallet positions	5,250	5,235	0.3%
Physical occupancy percentage	67.8%	75.8%	-801 bps
Same store rent and storage revenues per average physical occupied pallet	$71.38	$67.31	6.1%
Constant currency same store rent and storage revenues per average physical occupied pallet	$72.62	$67.31	7.9%

Same store warehouse services:
Throughput pallets (in thousands)	8,885	9,106	(2.4)%
Same store warehouse services revenues per throughput pallet	$38.34	$34.79	10.2%
Constant currency same store warehouse services revenues per throughput pallet	$38.62	$34.79	11.0%

Number of non-same store sites	9	12
Non-same store rent and storage:

Economic occupancy
Average economic occupied pallets	144	122	n/r
Economic occupancy percentage	52.4%	61.0%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$59.84	$94.76	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$59.47	$94.76	n/r

Physical occupancy
Average physical occupied pallets	125	95	n/r
Average physical pallet positions	275	200	n/r
Physical occupancy percentage	45.5%	47.5%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$68.94	$121.69	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$68.50	$121.69	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	320	264	n/r
Non-same store warehouse services revenues per throughput pallet	$28.16	$27.76	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$27.93	$27.76	n/r
n/r - not relevant

Same store storage revenue decreased $8.6 million on a constant currency basis. This was primarily due to a decrease in economic occupancy of 590 bps. Economic occupancy decreased primarily due to our customers’ slow down in food production levels, which is impacted by the economic strains felt by the end-consumer resulting in basket sizes shrinking and less pantry stocking. This was partially offset by an increase in fixed committed contracts and customer pricing and rate escalation initiatives. Specifically, our constant currency same store rent and storage revenue per average economic occupied pallet increased 3.8% during the three months ended September 30, 2024 as compared to the same period in the prior year.
Same store warehouse services revenue increased $26.4 million on a constant currency basis, primarily due to pricing initiatives, improved revenue capture, and incremental value added services. Specifically, our constant currency same store services revenues per throughput pallet increased 11.0% during the three month period ending September 30, 2024 as compared to the same period of the prior year. This was partially offset by a decrease in throughput of 2.4% related to a decline in end-consumer demand and spending primarily due to the impact of inflation on the costs of food.
Same store warehouse costs of operations decreased on a constant currency basis by $2.0 million primarily driven by lower labor and other service costs. Labor costs decreased as a result of lower throughput volume resulting in less overtime and contracted labor, in addition to labor efficiencies. Other service costs decreased due to lower throughput volumes resulting in lower costs associated with supply purchases, equipment maintenance, productivity improvements as well as lower customer claims reserve expense. This was partially offset by an increase in power and other facilities costs, primarily facility maintenance, due to ongoing inflationary pressures.
Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$51,764	$52,829	$55,642	(7.0)%	(5.1)%
Transportation services cost of operations	43,323	44,125	45,983	(5.8)%	(4.0)%
Transportation segment contribution (NOI)	$8,441	$8,704	$9,659	(12.6)%	(9.9)%

Transportation margin	16.3%	16.5%	17.4%	-105 bps	-88 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis transportation revenues decreased $2.8 million, or 5.1%, compared to the same period in the prior year. The decrease was primarily due to lower volumes associated with certain warehouses in the UK which resulted in a strategic transition of the transportation business to a third-party logistics model, the loss of volume from a customer in the United States during the second quarter of 2024 (which resumed during the third quarter of 2024), and the softening of transportation demand in the general macro-environment.
On a constant currency basis transportation cost of operations decreased $1.9 million, or 4.0%, compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis the transportation segment contribution NOI decreased $1.0 million or 9.9%, compared to the same period in the prior year due to the factors mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of managed sites	4		5	n/a	n/a
	(Dollars in thousands)
Third-party managed services	$10,226	$10,079	$9,692	5.5%	4.0%
Third-party managed services cost of operations	8,073	7,968	8,063	0.1%	(1.2)%
Third-party managed segment contribution	$2,153	$2,111	$1,629	32.2%	29.6%

Third-party managed margin	21.1%	20.9%	16.8%	425 bps	414 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
On a constant currency basis, third-party managed revenues increased $0.4 million, or 4.0%, as compared to the same period in the prior year.
On a constant currency basis, third-party managed cost of operations decreased $0.1 million, or 1.2%, as compared to the same period in the prior year.
On a constant currency basis, third-party managed segment contribution (NOI) increased $0.5 million, or 29.6% as compared to the same period in the prior year. The improvement in margin is primarily due to operational and customer pricing improvements in Australia and certain North America locations. This is offset by the ceased operation of a certain third party managed site during the three months ended June 30, 2024.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million, or 0.4%, during the three months ended September 30, 2024 as compared to the same period in the prior year.

Selling, general, and administrative. During the three months ended September 30, 2024, corporate-level selling, general, and administrative expenses increased $11.3 million, or 21.5%, compared to $52.4 million for the same period in the prior year. This was primarily driven by the go live of Project Orion during the three months ended June 30, 2024, which resulted in less capitalized labor and higher software related expenses (primarily subscription charges and amortization of deferred costs). This increase also includes general increases in office administrative expenses, most notably data communications, and information security related investments.
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident and other, net include the following:

	Three Months Ended September 30,		Change
	2024	2023	$	%
Acquisition, cyber incident, and other, net:	(Dollars in thousands)
Project Orion expenses	$21,595	$3,215	$18,380	n/r
Acquisition and integration related costs	2,288	648	1,640	n/r
Severance costs	1,392	3,263	(1,871)	(57.3)%
Other, net	—	1,400	(1,400)	(100.0)%
Cyber incident related costs, net of insurance recoveries	739	5,405	(4,666)	(86.3)%
	$26,014	$13,931	$12,083	86.7%
n/r - not relevant
Corporate-level Acquisition, cyber incident, and other, net was $26.0 million for the three months ended September 30, 2024, an increase of $12.1 million compared to the three months ended September 30, 2023.
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have increased by $18.4 million primarily due to increased contract labor, professional fees, and other non-capitalizable implementation costs.
Cyber incident related costs, net of insurance recoveries, decreased by $4.7 million during the three months ended September 30, 2024 compared to the same period in the prior year. Costs for the three months ended September 30, 2023 were comprised primarily of incremental claim reserves and professional and legal fees related to the 2023 Cyber incident further described in Note 1 - General to these Condensed Consolidated Financial Statements.
(Gain) loss from sale of real estate. The Company’s gain or loss activity related to the sale of real estate was not significant during the three months ended September 30, 2024 or 2023.

Other Income and Expense
The following table presents items of other income and expense for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Change
	2024	2023	$	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(34,255)	$(35,572)	$(1,317)	(3.7)%
Loss on debt extinguishment and termination of derivative instruments	$(218)	$(683)	$(465)	(68.1)%
Loss from investments in partially owned entities	$(1,037)	$(259)	$778	n/r
Other, net	$770	$723	$47	6.5%
Gain from discontinued operations, net of tax	$—	$203	$(203)	(100.0)%

n/r - not relevant
Interest expense. Interest expense decreased $1.3 million, or 3.7%, compared to the three months ended September 30, 2023. This was primarily due the Company’s purchase of eleven facilities previously accounted for as failed sale-leasebacks transactions, thus resulting in lower interest expense. Additionally, there was more capitalized interest in the current period, which also contributed to the decrease. This was partially offset by the effective interest rate on our outstanding debt increasing from 4.02% to to 4.10% as of September 30, 2023 and September 30, 2024, respectively.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments decreased $0.5 million, compared to the three months ended September 30, 2023. This is primarily related to the full amortization of the previously terminated interest rate swaps further described in Note 5 - Derivatives to these Condensed Consolidated Financial Statements.
Loss from investments in partially owned entities. Loss from investments in partially owned entities increased $0.8 million, compared to the three months ended September 30, 2023. This is primarily due to a decrease in earnings from Superfrio due to lower occupancy rates and higher interest expense.
Other, net. Other, net was a benefit of $0.8 million for the three months ended September 30, 2024, compared to a benefit of $0.7 million for the three months ended September 30, 2023. The components of Other, net are included in the table below.

	Three Months Ended September 30,		Change
	2024	2023	$	%
Other, net:	(Dollars in thousands)
Interest income	$1,509	$647	$862	133.2%
Other income (expense)	1,743	(244)	1,987	n/r
Impairment charges on certain real estate assets	(2,953)	—	(2,953)	(100.0)%
Gain from other asset disposals	471	320	151	47.2%
	$770	$723	$47	6.5%
n/r - not relevant
Income Tax Benefit (Expense)
Income tax benefit for the three months ended September 30, 2024 was $0.8 million, an increase of $0.3 million from an income tax benefit of $0.5 million for the three months ended September 30, 2023. The increase is primarily the result of changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.

Comparison of Results for the Nine Months Ended September 30, 2024 and 2023
Warehouse Segment
The following table presents the operating results of our warehouse segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of total warehouses	235		238
	(Dollars in thousands)
Rent and storage	$799,619	$815,279	$825,100	(3.1)%	(1.2)%
Warehouse services	1,010,659	1,021,897	953,727	6.0%	7.1%
Total warehouse segment revenues	1,810,278	1,837,176	1,778,827	1.8%	3.3%

Power	112,182	115,229	113,751	(1.4)%	1.3%
Other facilities costs (2)	195,190	199,343	183,576	6.3%	8.6%
Labor	747,057	754,690	770,952	(3.1)%	(2.1)%
Other services costs (3)	155,563	158,834	185,047	(15.9)%	(14.2)%
Total warehouse segment cost of operations	$1,209,992	$1,228,096	$1,253,326	(3.5)%	(2.0)%

Warehouse segment contribution (NOI)	$600,286	$609,080	$525,501	14.2%	15.9%
Warehouse rent and storage contribution (NOI)	$492,247	$500,707	$527,773	(6.7)%	(5.1)%
Warehouse services contribution (NOI)	$108,039	$108,373	$(2,272)	(4,855.2)%	(4,869.9)%

Total warehouse segment margin	33.2%	33.2%	29.5%	362 bps	361 bps
Rent and storage margin	61.6%	61.4%	64.0%	-240 bps	-255 bps
Warehouse services margin	10.7%	10.6%	(0.2)%	1093 bps	1084 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2) Includes real estate rent expense of $26.9 million and $28.2 million, on an actual basis, for the nine months ended September 30, 2024 and 2023, respectively.
(3) Includes non-real estate rent expense (equipment lease and rentals) of $9.5 million and $11.0 million, on an actual basis, for the nine months ended September 30, 2024 and 2023, respectively.
On a constant currency basis, our warehouse segment revenues increased $58.3 million, or 3.3%, during the nine months ended September 30, 2024, compared to the same period in the prior year. This growth was driven by an increase of $52.5 million in our same store pool, and an increase of $5.9 million in our non same store pool, both on a constant currency basis, due to factors further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $25.2 million, or 2.0%, during the nine months ended September 30, 2024, compared to the same period in the prior year. The cost of operations for our same store pool decreased $20.1 million, and decreased $5.2 million in our non same store pool, both on a constant currency basis, due to factors further described below.
On a constant currency basis, warehouse segment NOI increased 15.9% during the nine months ended September 30, 2024, compared to the same period in the prior year. The NOI for our same store pool increased $72.5 million, or 13.4%, and our non same store pool increased $11.0 million, both on a constant currency basis, primarily attributable to factors described below.

Same Store and Non-Same Store Analysis
The following table presents revenues, cost of operations, contribution (NOI) and margins for our same stores and non-same stores with a reconciliation to the total financial metrics of our warehouse segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of same store sites	226		226
Same store revenues:	(Dollars in thousands)
Rent and storage	$768,127	$783,760	$795,130	(3.4)%	(1.4)%
Warehouse services	985,830	996,998	933,164	5.6%	6.8%
Total same store revenues	1,753,957	1,780,758	1,728,294	1.5%	3.0%
Same store cost of operations:
Power	107,049	110,091	108,372	(1.2)%	1.6%
Other facilities costs	182,834	186,889	171,827	6.4%	8.8%
Labor	712,660	720,216	734,684	(3.0)%	(2.0)%
Other services costs	145,576	148,696	171,078	(14.9)%	(13.1)%
Total same store cost of operations	$1,148,119	$1,165,892	$1,185,961	(3.2)%	(1.7)%

Same store contribution (NOI)	$605,838	$614,866	$542,333	11.7%	13.4%
Same store rent and storage contribution (NOI)	$478,244	$486,780	$514,931	(7.1)%	(5.5)%
Same store services contribution (NOI)	$127,594	$128,086	$27,402	365.6%	367.4%

Total same store margin	34.5%	34.5%	31.4%	316 bps	315 bps
Same store rent and storage margin	62.3%	62.1%	64.8%	-250 bps	-265 bps
Same store services margin	12.9%	12.8%	2.9%	1001 bps	991 bps

	Nine Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of non-same store sites	9		12
Non-same store revenues:	(Dollars in thousands)
Rent and storage	$31,492	$31,519	$29,970	n/r	n/r
Warehouse services	24,829	24,899	20,563	n/r	n/r
Total non-same store revenues	56,321	56,418	50,533	n/r	n/r
Non-same store cost of operations:
Power	5,133	5,138	5,379	n/r	n/r
Other facilities costs	12,356	12,454	11,749	n/r	n/r
Labor	34,397	34,474	36,268	n/r	n/r
Other services costs	9,987	10,138	13,969	n/r	n/r
Total non-same store cost of operations	$61,873	$62,204	$67,365	n/r	n/r

Non-same store contribution (NOI)	$(5,552)	$(5,786)	$(16,832)	n/r	n/r
Non-same store rent and storage contribution (NOI)(	$14,003	$13,927	$12,842	n/r	n/r
Non-same store services contribution (NOI)	$(19,555)	$(19,713)	$(29,674)	n/r	n/r

Total non-same store margin	(9.9)%	(10.3)%	(33.3)%	n/r	n/r
Non-same store rent and storage margin	44.5%	44.2%	42.8%	n/r	n/r
Non-same store services margin(5)	(78.8)%	(79.2)%	(144.3)%	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/r - not relevant

The following table provides certain operating metrics to explain the drivers of our same store and non-same store performance.

	Nine Months Ended September 30,
Units in thousands except per pallet and site number data - unaudited	2024	2023	Change
Number of same store sites	226	226
Same store rent and storage:

Economic occupancy
Average economic occupied pallets	4,167	4,437	(6.1)%
Economic occupancy percentage	79.4%	84.3%	-490 bps
Same store rent and storage revenues per average economic occupied pallet	$184.34	$179.20	2.9%
Constant currency same store rent and storage revenues per average economic occupied pallet	$188.09	$179.20	5.0%

Physical occupancy
Average physical occupied pallets	3,618	4,057	(10.8)%
Average physical pallet positions	5,247	5,262	(0.3)%
Physical occupancy percentage	69.0%	77.1%	-815 bps
Same store rent and storage revenues per average physical occupied pallet	$212.31	$195.99	8.3%
Constant currency same store rent and storage revenues per average physical occupied pallet	$216.63	$195.99	10.5%

Same store warehouse services:
Throughput pallets (in thousands)	26,283	27,374	(4.0)%
Same store warehouse services revenues per throughput pallet	$37.51	$34.09	10.0%
Constant currency same store warehouse services revenues per throughput pallet	$37.93	$34.09	11.3%

Number of non-same store sites	9	12
Non-same store rent and storage:

Economic occupancy
Average economic occupied pallets	148	111	n/r
Economic occupancy percentage	53.2%	68.1%	n/r
Non-same store rent and storage revenues per average economic occupied pallet	$212.78	$270.00	n/r
Constant currency non-same store rent and storage revenues per average economic occupied pallet	$212.97	$270.00	n/r

Physical occupancy
Average physical occupied pallets	126	89	n/r
Average physical pallet positions	278	163	n/r
Physical occupancy percentage	45.3%	54.6%	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$249.94	$336.74	n/r
Constant currency non-same store rent and storage revenues per average physical occupied pallet	$250.15	$336.74	n/r

Non-same store warehouse services:
Throughput pallets (in thousands)	997	766	n/r
Non-same store warehouse services revenues per throughput pallet	$24.90	$26.84	n/r
Constant currency non-same store warehouse services revenues per throughput pallet	$24.97	$26.84	n/r
n/r - not relevant

Same store storage revenue decreased $11.4 million on a constant currency basis, primarily due to a decrease in economic occupancy of 490 bps. The economic occupancy decrease was primarily due to our customers’ slow down in food production levels, which is impacted by the economic strains felt by the end-consumer resulting in basket sizes shrinking and less pantry stocking. This decrease was partially offset by an increase in fixed commitments. Specifically, our constant currency same store rent and storage revenues per average economic occupied pallet increased 5.0% during the nine months ended September 30, 2024 as compared to the same period in the prior year.
Same store services revenue increased $63.8 million on a constant currency basis, primarily due to our pricing initiatives, improved revenue capture, and incremental value added services. Specifically, our constant currency same store services revenue per throughput pallet increased 11.3% during the nine months ended September 30, 2024 as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 4.0% related to a decline in end-consumer demand and spending primarily due to the impact of inflation on the costs of food.
Same store warehouse costs of operations decreased by $20.1 million on a constant currency basis, primarily driven by lower labor and other service costs. Labor costs decreased as a result of lower throughput volume of 4.0% resulting in less overtime and needed contract labor, in addition to labor efficiencies. Other service costs also decreased from lower throughput volumes of 4.0%. Other service costs decreased due to lower throughput volumes resulting in lower costs associated with supply purchases, equipment maintenance, productivity improvements as well as lower customer claims reserve expense. This was partially offset by an increase in power and other variable facilities costs, primarily facility maintenance, due to ongoing inflationary pressures.

Transportation Segment
The following table presents the operating results of our transportation segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$159,254	$163,527	$181,792	(12.4)%	(10.0)%
Transportation services cost of operations	130,441	133,907	150,664	(13.4)%	(11.1)%
Transportation segment contribution (NOI)	$28,813	$29,620	$31,128	(7.4)%	(4.8)%

Transportation margin	18.1%	18.1%	17.1%	97 bps	99 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis transportation revenues decreased $18.3 million, or 10.0%. The decrease was primarily due to lower volumes associated with certain warehouses in the UK which resulted in a strategic transition of the transportation business to a third-party logistics model, the loss of a major customer in the United States that is expected to return later this year, and the softening of transportation demand in the general macro-environment.
On a constant currency basis transportation cost of operations decreased $16.8 million, or 11.1%. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
On a constant currency basis the transportation segment contribution NOI decreased $1.5 million or 4.8%, compared to the same period in the prior year due to the factors mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,			Change
	2024 Actual	2024 Constant Currency(1)	2023 Actual	Actual	Constant Currency
Number of managed sites	4		5	n/a	n/a
	(Dollars in thousands)
Third-party managed services	$30,574	$30,736	$33,419	(8.5)%	(8.0)%
Third-party managed services cost of operations	24,136	24,266	29,311	(17.7)%	(17.2)%
Third-party managed segment contribution	$6,438	$6,470	$4,108	56.7%	57.5%

Third-party managed margin	21.1%	21.1%	12.3%	876 bps	876 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

On a constant currency basis, third-party managed revenues decreased $2.7 million, or 8.0%, during the nine months ended September 30, 2024, as compared to the same period in the prior year.
On a constant currency basis, third-party managed cost of operations decreased $5.0 million, or 17.2%, during the nine months ended September 30, 2024 as compared to the same period in the prior year.
On a constant currency basis, third-party managed segment contribution (NOI) increased $2.4 million, or 57.5% as compared to the same period in the prior year. The improvement in margin is primarily due to customer pricing and operational improvements in Australia and certain North America locations. Additionally, the third party managed segment costs are largely passed to the consumer, thus the decline in overall costs associated with the wind down of previously exited sites aligns with the corresponding decline in segment revenues. Lastly, the Company ceased operations of a certain third party managed site during the three months ended June 30, 2024, however, the impact of this exit was not significant.
Other Consolidated Operating Expenses
Depreciation and amortization. Depreciation and amortization expense increased $11.5 million, or 4.4%, during the nine months ended September 30, 2024 compared to the same period in the prior year. This increase was primarily due to the impact of our recently completed expansion and development projects. This is offset by less depreciation associated with certain automation assets.
Selling, general, and administrative. During the nine months ended September 30, 2024, corporate-level selling, general and administrative expenses increased $19.5 million, or 11.5%, compared to the same period in the prior year. This was primarily driven by general increases in office administrative expenses, most notably including data communications, information security related investments, and legal and professional fees. This increase also includes the impact of the go live of Project Orion during the three months ended June 30, 2024 which resulted in higher software related expenses (primarily subscription and deferred costs amortization).
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident and other, net include the following:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Acquisition, cyber incident, and other, net:	(Dollars in thousands)
Project Orion expenses	$41,393	$7,703	$33,690	n/r
Acquisition and integration related costs	4,639	4,837	(198)	(4.1)%
Severance costs	6,256	9,471	(3,215)	(33.9)%
Other, net	(833)	1,899	(2,732)	(143.9)%
Cyber incident related costs, net of insurance recoveries	(7,430)	24,403	(31,833)	(130.4)%
	$44,025	$48,313	$(4,288)	(8.9)%
n/r - not relevant
Corporate-level Acquisition, cyber incident, and other, net was $44.0 million for the nine months ended September 30, 2024, a decrease of $4.3 million compared to the nine months ended September 30, 2023.

Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have increased by $33.7 million primarily due to increased contract labor, professional fees, and other non-capitalizable implementation costs.
Cyber incident related costs, net of insurance recoveries, decreased by $31.8 million partially related to a $10.0 million payment received during the three months ended June 30, 2024 for business interruption insurance. Costs for the nine months ended September 30, 2023 were comprised primarily of incremental claim reserves and professional and legal fees related to the 2023 Cyber incident further described in Note 1 - General to these Condensed Consolidated Financial Statements.
(Gain) loss from sale of real estate. (Gain) loss from sale of real estate during the nine months ended September 30, 2024 included a $3.5 million gain related to the strategic sale of a facility in our warehouse portfolio. During the nine months ended September 30, 2023, the Company recorded a $2.3 million gain from the sale of real estate related to the sale of a facility in Canada. The proceeds of the sale were used to repay outstanding Canadian-denominated Revolver short-term borrowings.
Other Income and Expense
The following table presents items of other income and expense for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Other (expense) income:	(Dollars in thousands)
Interest expense	$(100,865)	$(106,426)	$(5,561)	(5.2)%
Loss on debt extinguishment and termination of derivative instruments	$(116,082)	$(1,855)	$114,227	n/r
Loss from investments in partially owned entities	$(3,020)	$(1,616)	$1,404	86.9%
Impairment of related party loan receivable	$—	$(21,972)	$(21,972)	(100.0)%
Loss on put option	$—	$(56,576)	$(56,576)	(100.0)%
Other, net	$24,919	$1,741	$23,178	n/r
Loss from discontinued operations, net of tax	$—	$(10,453)	$(10,453)	(100.0)%

n/r - not relevant
Interest expense. Interest expense decreased $5.6 million, or 5.2%, compared to the nine months ended September 30, 2023. This was primarily due the Company’s purchase of eleven previously leased facilities accounted for as failed sale-leaseback transactions resulting in lower interest expense during the period, capitalized interest for developments, and lower average revolver balances.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments increased $114.2 million, compared to the nine months ended September 30, 2023. The increase was primarily due to the purchase of eleven failed sale-leaseback facilities, resulting in a loss on debt extinguishment of $115.1 million.

Loss from investments in partially owned entities. Loss from investments in partially owned entities increased $1.4 million, or 86.9%, compared to the nine months ended September 30, 2023. This is primarily due to a decrease in earnings from Superfrio due to lower occupancy rates and increased interest expense.
Impairment of related party loan receivable. Impairment of related party loan receivable was $22.0 million for the nine months ended September 30, 2023. During the fourth quarter of 2022, the Company entered into a loan agreement with Comfrio, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the nine months ended September 30, 2023, the Company fully impaired the remaining balance.
Loss on put option. Loss on put option was $56.6 million for the nine months ended September 30, 2023, which represents the estimated loss recognized when the exercise of the Comfrio put was deemed probable. See Note 2 - Acquisitions and Discontinued Operations to the Condensed Consolidated Financial Statements herein for further details on the loss on put option.
Loss from discontinued operations, net of tax Loss from discontinued operations, net of tax was $10.5 million for the nine months ended September 30, 2023. See Note 2 - Acquisitions and Discontinued Operations to the Condensed Consolidated Financial Statements herein for further details on the components of this loss.
Other, net. Other, net was a benefit of $24.9 million for the nine months ended September 30, 2024, an increase of $23.2 million compared to a benefit of $1.7 million for the nine months ended September 30, 2023. This is primarily due to an $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver (of which $10.4 million was previously classified in Accumulated Other Comprehensive Income), in addition to an $8.4 million million settlement related to a representations and warranty claim related to a prior acquisition, both of which occurred during the nine months ended September 30, 2024.

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Other, net:	(Dollars in thousands)
Gain from removal of hedge designation	$11,431	$—	$11,431	100.0%
Prior acquisition settlement	8,391	—	8,391	100.0%
Interest income	3,731	1,738	1,993	114.7%
Other income	3,374	392	2,982	n/r
Impairment charges on certain real estate assets	(2,953)	—	(2,953)	(100.0)%
Gain (loss) from other asset disposals	945	(389)	1,334	n/r
	$24,919	$1,741	$23,178	n/r

n/r - not relevant
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2024 was $1.3 million, compared to an income tax benefit of $1.7 million for the nine months ended September 30, 2023. The change is primarily from improved operating results from foreign operations.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, and Core EBITDA all of which are further defined below. Additionally we use NOI, Constant Currency metrics and Same Store metrics further described above.
We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation, amortization and impairment, as well as our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of depreciation, amortization and gains or losses from sales of real estate or real estate related assets, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of Net (gain) loss on sale of non-real estate assets; Acquisition, cyber incident, and other, net; Loss on debt extinguishment and termination of derivative instruments; Foreign currency exchange loss (gain); Gain on legal settlement related to prior period operations; Project Orion deferred costs amortization; Our share of reconciling items related to partially owned entities; (Gain) loss from discontinued operations, net of tax; Impairment of related party loan receivable; Loss on put option; and Gain on sale of LATAM JV. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.

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
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability; Amortization of below/above market leases; Straight-line rental expense adjustment; Deferred income tax benefit; Stock-based compensation expense; Non-real estate depreciation and amortization; Maintenance capital expenditures; and Our share of reconciling items related to partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

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

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(3,733)	$(2,096)	$(58,340)	$(109,469)
Real estate related depreciation	56,083	56,373	168,768	165,654
Loss (gain) from sale of real estate	—	78	(3,514)	(2,259)
Net loss (gain) on real estate related asset disposals	(27)	(25)	66	(25)
Impairment charges on certain real estate assets	2,953	—	2,953	—
Our share of reconciling items related to partially owned entities	264	290	830	1,425
NAREIT FFO (c)	55,540	54,620	110,763	55,326
Adjustments:
Net (gain) loss on sale of non-real estate assets	(443)	(296)	(1,011)	413
Acquisition, cyber incident, and other, net	26,014	13,931	44,025	48,313
Loss on debt extinguishment and termination of derivative instruments	218	683	116,082	1,855
Foreign currency exchange loss (gain)	349	705	(10,599)	459
Gain on legal settlement related to prior period operations	—	—	(6,104)	—
Project Orion deferred costs amortization	1,810	—	2,391	—
Our share of reconciling items related to partially owned entities	409	147	689	248
(Gain) loss from discontinued operations, net of tax	—	(203)	—	8,072
Impairment of related party loan receivable	—	—	—	21,972
Loss on put option	—	—	—	56,576
Gain on sale of LATAM JV	—	—	—	(304)
Core FFO applicable to common stockholders (c)	83,897	69,587	256,236	192,930
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,301	1,286	3,884	3,805
Amortization of below/above market leases	363	369	1,091	1,146
Straight-line rental expense adjustment	321	544	1,277	414
Deferred income tax benefit	(2,764)	(2,473)	(6,498)	(7,553)
Stock-based compensation expense(b)	6,256	6,203	18,939	17,812
Non-real estate depreciation and amortization	33,279	33,355	102,338	93,990
Maintenance capital expenditures (a)	(22,590)	(20,907)	(63,355)	(59,741)
Our share of reconciling items related to partially owned entities	74	198	535	805
Adjusted FFO applicable to common stockholders(c)	$100,137	$88,162	$314,447	$243,608
(a) Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(b) Stock-based compensation expense excludes the stock compensation expense associated with employee awards granted in conjunction with Project Orion, which are recognized within Acquisition, cyber incident, and other, net.
(c) During the three months ended September 30, 2023, management excluded losses from discontinued operations from Core FFO applicable to common stockholders, and Adjusted FFO applicable to common stockholders and included certain losses from discontinued
operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recasted as follows:

Recasted Nine Months Ended September 30,
(in thousands)	2023
NAREIT FFO	$54,694
Core FFO applicable to common stockholders	$194,631
Adjusted FFO applicable to common stockholders	$245,225

We calculate NAREIT EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, Net loss before Depreciation and amortization; Interest expense; Income tax benefit; Loss (gain) from sale of real estate; and Adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.

We also calculate our Core EBITDA as EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss from investments in partially owned entities; Impairment of indefinite and long-lived assets;Foreign currency exchange loss (gain); Stock-based compensation expense; Loss on debt extinguishment and termination of derivative instruments; (Gain) loss on other asset disposals; Gain on legal settlement related to prior period operations; Project Orion deferred costs amortization; Reduction in EBITDAre from partially owned entities; Gain on sale of LATAM JV; (Gain) loss from discontinued operations, net of tax; Impairment of related party loan receivable; and Loss on put option. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:

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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	(3,733)	(2,096)	(58,340)	(109,469)
Depreciation and amortization	89,362	89,728	271,106	259,644
Interest expense	34,255	35,572	100,865	106,426
Income tax benefit	(828)	(492)	(1,330)	(1,672)
Loss (gain) from sale of real estate	—	78	(3,514)	(2,259)
Adjustment to reflect share of EBITDAre of partially owned entities	1,458	1,495	4,448	7,464
NAREIT EBITDAre (b)	$120,514	$124,285	$313,235	$260,134
Adjustments:
Acquisition, cyber incident, and other, net	26,014	13,931	44,025	48,313
Loss from investments in partially owned entities	1,037	259	3,020	3,997
Impairment of indefinite and long-lived assets	2,953	—	2,953	—
Foreign currency exchange loss (gain)	349	705	(10,599)	459
Stock-based compensation expense(a)	6,256	6,203	18,939	17,812
Loss on debt extinguishment and termination of derivative instruments	218	683	116,082	1,855
(Gain) loss on other asset disposals	(470)	(321)	(945)	388
Gain on legal settlement related to prior period operations	—	—	(6,104)	—
Project Orion deferred costs amortization	1,810	—	2,391	—
Reduction in EBITDAre from partially owned entities	(1,458)	(1,495)	(4,448)	(7,464)
Gain on sale of LATAM JV	—	—	—	(304)
(Gain) loss from discontinued operations, net of tax	—	(203)	—	8,072
Impairment of related party loan receivable	—	—	—	21,972
Loss on put option	—	—	—	56,576
Core EBITDA	$157,223	$144,047	$478,549	$411,810
(a) Stock-based compensation expense excludes the stock compensation expense associated with employee awards granted in conjunction with Project Orion, which are recognized within Acquisition, cyber incident, and other, net.
(b) During the three months ended September 30, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recasted are as follows:

Recasted Nine Months Ended September 30,
(in thousands)	2023
NAREIT EBITDAre	$258,699

1LIQUIDITY AND CAPITAL RESOURCES21
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
Universal Shelf Registration Statement
On March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (as amended from time to time, the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company. The Registration Statement was amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants to the Registration Statement, since each such co-registrant may be a guarantor of some or all of the debt securities of the Operating Partnership with respect to which offers and sales are registered under the Registration Statement.
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

During August 2023, we sold 13,244,905 common shares under the Prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the Prior ATM Equity Program were used to repay a portion of the revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the three and nine months ended September 30, 2024, we did not sell any shares of our common stock under the Current ATM Equity Program.
Public Senior Unsecured Notes Offering
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s senior unsecured 5.409% notes (the “Public Senior Unsecured Notes”) due September 12, 2034. The Public Senior Unsecured Notes were offered pursuant to the Registration Statement further described in Note 1 - General l to these Condensed Consolidated Financial Statements. The Public Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership, and certain subsidiaries of the Operating Partnership. The Public Senior Unsecured Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year, with the first payment occurring March 12, 2025.
In connection with the issuance of the Public Senior Unsecured Notes, we incurred approximately $5.9 million of debt issuance costs related to the issuance. The Company determined that the difference between amortizing such fees using the effective interest rate method and the straight line method was immaterial. Therefore, the fees will be recognized on a straight line basis over the term of the Public Senior Unsecured Notes as “Interest expense” on the Condensed Consolidated Statement of Operations. The proceeds from the issuance of the Public Senior Unsecured Notes were used to repay a portion of borrowings previously outstanding.
The indenture governing the Public Senior Unsecured Notes and guarantees (which includes the base indenture, dated September 12, 2024, as supplemented by the first supplemental indenture, dated September 12, 2024, and which are together referred to herein as the "indenture") includes an optional redemption provision. Prior to June 12, 2034, the Public Senior Unsecured Notes may be redeemed at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Public Senior Unsecured Notes being redeemed, or (ii) a make-whole premium calculated in accordance with the indenture. On or after June 12, 2034, the Public Senior Unsecured Notes may be redeemed at our option, in whole or in part, at a redemption price equal to 100% of the principal amount of the Public Senior Unsecured Notes to be redeemed. In both cases, the prepayment amount must also include any unpaid interest accrued thereon to, but excluding, the redemption date
Summarized financial information of the aforementioned guarantors associated with the Public Senior Unsecured Notes is included herein within the Summarized Guarantor Financial Information section of Item 2. Management Discussion and Analysis to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q
Security Interests in Customers’ Products
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
Our bad debt expense was $1.6 million and $1.0 million for the three months ended September 30, 2024 and 2023, and $3.0 million and $3.0 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we maintained bad debt allowances of approximately $22.2 million, which we believe to be adequate.
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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2024 (in thousands):

Debt Summary:
Fixed rate(1)	$3,115,009
Variable rate - unhedged	268,508
Total senior unsecured notes, term loans and borrowings under revolving line of credit	3,383,517

Sale-leaseback financing obligations	80,326
Financing lease obligations	88,869
Total debt and debt-like obligations	$3,552,712

Percent of total debt and debt-like obligations:
Fixed rate(1)	92.4%
Variable rate	7.6%

Effective interest rate as of September 30, 2024	4.10%
(1) The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
The variable rate debt shown above bears interest at interest rates based on various one-month SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2024, our debt had a weighted average term to maturity of approximately 5.4 years, assuming exercise of extension options.
During the three months ended June 30, 2024, the Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in its United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million previously classified within Accumulated Other Comprehensive Income, has been recorded as a gain on foreign exchange within “Other, net”on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. The Company has determined that the impacts of this adjustment are immaterial to the current and prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the nine months ended September 30, 2024.
For further information regarding outstanding indebtedness, please see Note 4 - Debt and Note 5 - Derivative Financial Instruments to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 - Accumulated Other Comprehensive Income (Loss) to our Condensed Consolidated Financial Statements.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness (including extensions in which we are reasonably assured to exercise), excluding sale-leaseback financing obligations and financing lease obligations, as of September 30, 2024 for each of the next five years and thereafter, are as follows (in thousands):

Year ended:
2024	$—
2025	—
2026	200,000
2027	643,508
2028	454,820
2029 - Thereafter	2,085,189
Aggregate principal amount of indebtedness	3,383,517
Less: unamortized deferred financing costs	(14,568)
Total indebtedness, net of deferred financing costs	$3,368,949
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:
•BBB with a (Stable Outlook) from Fitch
•BBB with a (Positive Trend) outlook from DBRS Morningstar
•Baa3 with a (Stable Outlook) from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our 2023 Annual Report on Form 10-K.
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

The following table sets forth our maintenance capital expenditures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per cubic foot amounts)
Real estate	$20,836	$18,041	$58,001	$53,370
Personal property	981	692	2,931	2,384
Information technology	773	2,174	2,423	3,987
Maintenance capital expenditures	$22,590	$20,907	$63,355	$59,741
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
The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per cubic foot amounts)
Real estate	$10,579	$12,452	$35,516	$33,558
Personal property	22,445	17,987	57,668	55,048
Repair and maintenance expenses	$33,024	$30,439	$93,184	$88,606
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
During the nine months ended September 30, 2024, the Company purchased eleven facilities in the Company’s lease portfolio with a lessor that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024.These purchases resulted in the recognition of a $115.1 million loss on debt extinguishment during the nine months ended September 30, 2024. These amounts are recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.
During the nine months ended September 30, 2024, the Company sold a facility for proceeds of $9.0 million, resulting in the recognition of a gain of $3.6 million, which is included in “Loss (gain) from sale of real estate” on the Condensed Consolidated Statements of Operations.
Expansion and development
The expansion and development expenditures (inclusive of capitalized interest, compensation, and travel expenses) for the nine months ended September 30, 2024 include $30.2 million related to our two fully-automated, build-to-suit, development sites in Connecticut and Pennsylvania; $16.1 million related to the Allentown, Pennsylvania facility; $13.4 million related to our Kansas City, Missouri facility; $1.6 million related to our Atlanta, Georgia Major Market Strategy - Phase 2; $7.1 million related to our Russellville, Arkansas expansion; $1.5 million related to our Sydney, Australia expansion; and $23.4 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This includes return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Additionally, we incurred approximately $34.5 million for contemplated future expansion or development projects and $8.5 million for information technology related assets.
During the nine months ended September 30, 2024, we incurred capitalized interest of $12.1 million related to our ongoing expansion and development projects, which is included in the summarized expansion and development expenditures mentioned above.
The following table sets forth our acquisition, expansion and development capital expenditures for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Business combinations	$—	$5,909	$—	$46,652
Asset acquisitions	—	23,496	—	43,577
Expansion and development initiatives	64,981	31,438	127,814	79,728
Information technology	4,724	3,018	8,463	6,352
Growth and expansion capital expenditures	$69,705	$63,861	$136,277	$176,309

Historical Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$249,272	$193,213
Net cash used in investing activities	$(206,447)	$(258,378)
Net cash (used in) provided by financing activities	$(41,777)	$69,060
Operating Activities
For the nine months ended September 30, 2024, our net cash provided by operating activities was $249.3 million, an increase of $56.1 million compared to $193.2 million for the nine months ended September 30, 2023. The increase is primarily attributable to the impact of improved NOI.
Investing Activities
Our net cash used in investing activities was $206.4 million for the nine months ended September 30, 2024 compared to $258.4 million for the nine months ended September 30, 2023. Additions to property, buildings and equipment were $204.3 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we invested $11.4 million in a loan to the RSA joint venture. This was partially offset by proceeds from a sold facility of $9.3 million.
Net cash used in investing activities was $258.4 million for the nine months ended September 30, 2023. Additions to property, buildings and equipment were $188.3 million, reflecting maintenance capital expenditures and investments in our various expansion and development projects. Additionally, we purchased the remaining outstanding equity ownership of the Comfrio joint venture for $46.7 million, which we subsequently sold in August of 2023, and completed an asset acquisition and a lease buyout for a facility for $43.6 million. Finally, we invested $20.0 million in additional loans to joint ventures, approximately $15.0 million of which was subsequently impaired, as well as a minority equity interest in the RSA joint venture. This was partially offset by proceeds from the sale of our share of the LATAM joint venture of $36.9 million.
Financing Activities
Net cash used in financing activities was $41.8 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $69.1 million for the nine months ended September 30, 2023. Cash used in financing activities for the current period primarily consisted of $885.3 million in repayments on our Senior Unsecured Revolving Credit Facility, $191.0 million related to the purchase of failed sale-leaseback facilities, $189.2 million of quarterly dividend payments, and $33.9 million in aggregate lease repayments. Cash provided by financing activities during the current period included $759.2 million in proceeds from our Senior Unsecured Revolving Credit Facility and $500.0 million in proceeds from our Public Senior Unsecured Notes offering, which were used to repay a portion of the borrowings outstanding under the Senior Unsecured Revolving Credit Facility and to fund issuance costs related to the offering.
Net cash provided by financing activities was $69.1 million for the nine months ended September 30, 2023. Cash provided by financing activities primarily consisted of $545.4 million in proceeds from our Senior Unsecured Revolving Credit Facility and $412.9 million in net proceeds from the issuance of common stock under the 2023

ATM Equity Program, offset by $679.2 million in repayments on our Senior Unsecured Revolving Credit Facility, $179.6 million of quarterly dividend distributions paid, and $33.1 million in aggregate lease repayments.

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
NEW ACCOUNTING PRONOUNCEMENTS
See Note 1 - General to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On September 12, 2024 we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% (the “Public Senior Unsecured Notes”) due September 12, 2034. Interest is payable on March 12 and September 12 of each year, with the first payment occurring March 12, 2025.
On the date of issuance of the Public Senior Unsecured Notes, each of the Company and Americold Operations (together, the “Parent Guarantors”), and each of Nova Cold Logistics, Americold Australian Holdings and Icecap Properties NZ Limited (the “Subsidiary Guarantors” and together with the Parent Guarantors, the “Initial Guarantors”), jointly and severally, fully and unconditionally guaranteed the Operating Partnership’s obligations under the Public Senior Unsecured Notes, including the due and punctual payment of principal of, and premium, if any, and interest on, the Public Senior Unsecured Notes.
The following table contains the summarized financial information of the Initial Guarantors and the operating partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of September 30, 2024 and December 31, 2023 and for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Total Assets	$5,812,400	$5,805,363
Receivables from sales to subsidiaries other than the initial guarantors	—	—
Total Liabilities	$3,590,346	$3,533,750

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Total Revenue	$1,213,145	$1,585,803
Revenues from sales to subsidiaries other than the initial guarantors	—	—
Operating Income	$110,739	$74,470
Net (loss) from continuing operations	$(63,529)	$(81,859)
Net (loss) attributable to the entity	$(63,529)	$(81,859)
Separate Consolidated Financial Statements of the Operating Partnership have not been presented in accordance with Rule 3-10 of Regulation S-X and Rule 12h-5 under the Securities and Exchange Act of 1934
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of September 30, 2024, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month Adjusted Term SOFR for the USD tranches and daily adjusted CORRA for the CAD tranche. These rates are also subject to contractual margins up to 0.94% and index adjustments of 0.10% on SOFR and 0.30% on CORRA. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.20% and all of our outstanding CAD-denominated term loan at a rate of 4.53%.
Additionally, as of September 30, 2024, we had C$35.0 million, €70.5 million, A$197.0 million, and NZD44.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At September 30, 2024 daily adjusted CORRA was approximately 4.29%, one-month AUD BBSW was approximately 4.31%, one-month EURIBOR was approximately 3.38%, and one-month BKBM was approximately 5.18%. These rates are also subject to contractual margins of 0.84% and an index of adjustment of 0.30% on CORRA. The interest rate paid on borrowings can never drop below 0.0%, although the associated benchmark rate does. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $2.7 million, and a 100 basis point decrease in market interest rates would result in a $2.7 million decrease in annual interest expense. Our interest rate risk exposure at September 30, 2024 was not materially different than what we disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2024 was not materially different than what we disclosed in our 2023 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures about Market Risk” of our 2023 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
See Note 8 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information regarding certain significant legal proceedings in which we are involved.
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2023 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (Risk Factors). Any of the risks discussed in our 2023 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of September 30, 2024, no material changes had occurred to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
4.1	Indenture, dated as of September 12, 2024, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on September 12, 2024 (File No. 001-34723))
4.2	First Supplemental Indenture, dated as of September 12, 2024, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on September 12, 2024 (File No. 001-34723))
4.3	Form of 5.409% Notes due 2034 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on September 12, 2024 (File No. 001-34723))
4.4	Form of Notation of Guarantee (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on September 12, 2024 (File No. 001-34723))
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on September 3, 2024)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust

101
The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2024 , formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	November 7, 2024	By:	/s/ Jay Wells
		Name:	Jay Wells
		Title:	Chief Financial Officer, Treasurer and Executive Vice President
(On behalf of the registrant and as principal financial officer)