Form 10-K
period 2024-12-31
AMERICOLD REALTY TRUST
filed 2025-02-27
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
☒

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
As of June 30, 2024, the aggregate market value of the voting common stock owned by non-affiliates of Americold Realty Trust, Inc. was $6.2 billion, computed by reference to the closing price of the common stock of Americold Realty Trust, Inc. on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater stockholders as of June 30, 2024. The identification of 10% or greater stockholders is based on Schedule 13G and amended 13G reports publicly filed before June 30, 2024. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of shares of Americold Realty Trust, Inc.’s common stock outstanding at February 25, 2025, was approximately 284,393,914.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust, Inc.’s Proxy Statement for its 2025 Annual Meeting of stockholders, which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

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
Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences are included in other sections of this Annual Report on Form 10-K, including under Part I, Item 1A, Risk Factors. We qualify any forward-looking statements entirely by these cautionary risk factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors,” could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

PART I
ITEM 1. Business
The Company
We are a global leader in temperature-controlled logistics, real estate, and value-added services focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. We are organized as a self-administered and self-managed publicly traded real estate investment trust (“REIT”) with proven operating, development and acquisition expertise. As of December 31, 2024, we operated a global network of 239 temperature-controlled warehouses encompassing approximately 1.4 billion cubic feet, with 195 warehouses in North America, 25 warehouses in Europe, 17 warehouses in Asia-Pacific, and 2 warehouses in South America. In addition, we hold minority interests in two joint ventures, one with SuperFrio, which owns or operates 34 temperature-controlled warehouses in Brazil, and one with RSA joint venture, which operates two temperature-controlled warehouses in Dubai. We view and manage our business through three primary business segments: warehouse, transportation, and third-party managed.
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
We consider ownership of our temperature-controlled warehouses to be fundamental to our business, and critical to our ability to attract and retain customers and our ability to achieve our targeted return on invested capital. We believe that the ownership of our real estate provides us with cost of capital and balance sheet advantages, stemming from the attractive financing options available to real estate owners and the tax advantages of being a REIT. We also believe that consolidation of the ownership and operation of our portfolio significantly enhances the value of our business by allowing us to provide customers with our complementary suite of value-added services across one integrated and reliable cold chain network. Ownership of our integrated cold chain network enhances our ability to efficiently reposition customers and undertake capital improvements or other modifications on their behalf. While some of our warehouses are leased, we own over 75%, excluding ground leases, of our warehouses. Our decision to own, rather than lease, a significant majority of our warehouses provides us with better control over the specialized nature of our assets and greater influence over our warehouse locations on a long-term basis, which is crucial to meeting our customers’ “mission-critical” cold chain needs.
Recent Acquisitions and Investments in Joint Ventures
Over the last several years we have strategically acquired businesses to enhance our global portfolio and integrated network offerings to our customers.

In 2023, we acquired Safeway Freezer Storage Company LLC, Safeway Logistics LLC and T&P Realty LLC (collectively referred to as “Safeway”) for $24.0 million and Ormeau Cold Storage (“Ormeau”) for AUD$35.1 million or $23.5 million. Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements for further information on the Company’s acquisitions.
On February 28, 2023, the Company purchased a 49% equity interest in a newly formed entity, RSA Cold Holdings Limited (the “RSA joint venture”), in a transaction that is accounted for as a joint venture. In exchange for our equity interest, the Company paid $4.0 million in total. RSA Cold Holdings Limited contributed their Dubai cold storage business, which consisted of a single cold storage warehouse, in exchange for the remaining 51% equity interest in the joint venture.
On May 30, 2023, the Company sold its remaining 15% equity interest in the Americold LATAM Holdings Ltd joint venture (the “LATAM JV”) to Cold LATAM Limited (our “JV partner”) for total proceeds of $36.9 million. The gain associated with the sale was insignificant.
In June of 2023, the Company purchased the remaining outstanding equity interests in Agrofundo Brazil II Fundode Investimento em Participações (the “Comfrio joint venture” or “Comfrio JV” or “Comfrio”). During August of 2023, the Company sold the assets and liabilities of Comfrio. Refer to Note 3 -Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements for further information regarding the acquisition and disposition of the Comfrio portfolio.
For further information about the Company’s joint ventures as of December 31, 2024, refer to Note 4 - Investments in and Advances to Partially Owned Entities of the Consolidated Financial Statements.
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
BUSINESS STRATEGY AND OPERATING SEGMENTS
We were formed as a Maryland REIT on December 27, 2002 and subsequently converted to a Maryland corporation on May 25, 2022, pursuant to the Articles of Conversion, as approved by the stockholders at our annual stockholder meeting on May 17, 2022. Each issued and outstanding share of beneficial interest in Americold Realty Trust was converted into one share of common stock in Americold Realty Trust, Inc. As a result of this conversion, several references in this Form 10-K have been updated accordingly. Despite this conversion, the Company continues to operate as a REIT for U.S. federal income tax purposes. Our Operating Partnership was formed as a Delaware limited partnership on April 5, 2010 and was not impacted by the conversion to a Maryland corporation. Our operations are conducted through our Operating Partnership and its subsidiaries.
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
Continue to Increase Committed Revenues in Our Warehouse Segment
Historically, providers of temperature-controlled warehouse space have offered storage services to customers on an as-utilized, on-demand basis. We actively seek to enter into contracts that implement our commercial business rules which contemplate, among other things, fixed storage commitments in connection with establishing new customer relationships or renewing agreements with existing customers, particularly with our largest customers, and variable rates for the value-added services we provide. Over the last several years, we have transitioned a significant portion of our rent and storage revenues generated on an as-utilized, on-demand basis to a fixed storage commitment basis. We believe the scope and breadth of our network position us favorably to continue to increase our fixed storage commitments as we believe this structure offers commercial advantages to both our customers and us.
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
Capitalize on Increased Outsourcing by Leading Global Food Producers, Distributors, Retailers and E-Tailers
Over the last 40 years, frozen food producers, distributors, retailers and e-tailers have increasingly outsourced their temperature-controlled warehousing needs to increase efficiency, reduce costs and redeploy capital into core businesses. We anticipate that cold chain participants will continue to make certain of their “in-house” temperature-controlled warehouses available for sale in the future and, accordingly, will continue to look to third-

party providers to meet their temperature-controlled warehouse storage and service needs in related geographic markets. We believe that our ability to offer an extensive and integrated network of high-quality temperature-controlled warehouses globally with value-added services and our long-standing relationships with leading cold chain participants will enable us to capitalize on this trend.
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
Increased Investment in and Transformation of our Technology Systems, Business Processes and Customer Solutions
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $161.4 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations and costs deferred in “Other assets” on the Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs was $80.5 million as of December 31, 2024.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the year ended December 31, 2024 related to the Project Orion ERP implementation was $4.2 million.
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
Warehouse. Our core business is our warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. We collect rent and storage fees to store customer’s frozen and perishable food and other products within our real estate portfolio. Our handling services optimize our customer’s product movement through the cold chain, including placement, case-picking, blast freezing, e-commerce fulfillment, and other recurring handling services, which are considered value added services.
Transportation. In our transportation segment, we broker, manage or operate transportation of frozen and perishable food and other products for our customers. Our services include consolidation services (i.e., consolidating a customer’s products with those of other customers for more efficient shipment), freight under management services (i.e., arranging for and overseeing transportation of customer inventory) and dedicated transportation services, each designed to improve efficiency and reduce transportation and logistics costs to our customers. We also provide multi-modal global freight forwarding services to support our customers’ needs in certain markets.
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

Customers
Our global footprint enables us to efficiently serve approximately 3,200 customers as of December 31, 2024, consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our warehouse segment exceeds 35 years. The total warehouse segment revenues generated by our 25 largest customers in our warehouse segment represent 51%, 49%, and 47% of our total warehouse segment revenues for the years ended December 31, 2024, 2023 and 2022, respectively. This disclosure is calculated on an annualized basis as if the Company had completed its acquisitions as of the beginning of the year in which they occurred. There has been no material change to the composition of our top 25 customers over the last three years.
The following table presents summary information concerning our 25 largest customers in our warehouse segment, based on warehouse segment revenues for the year ended December 31, 2024:

				Network Utilization
	% of Warehouse Revenues (1)	# of Sites	Credit Rating (Moody’s/S&P)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	5.3%	5	NR | NR	✓	✓	✓	✓	✓	✓
Producer	4.7%	29	BBB- | Baa3	✓	✓	✓		✓	✓
Retailer	3.5%	13	AA | Aa2	✓	✓	✓	✓	✓	✓
Producer	3.1%	26	BBB | Baa2	✓	✓	✓		✓	✓
Producer	3.0%	24	NR | NR	✓	✓	✓	✓	✓	✓
Retailer	2.8%	13	BBB | Baa2	✓	✓	✓		✓	✓
Producer	2.6%	55	BBB | Baa2	✓	✓	✓	✓	✓	✓
Producer	2.3%	14	BB+ | Ba2	✓	✓	✓		✓	✓
Retailer	2.2%	4	BBB+ | Baa1	✓	✓	✓		✓	✓
Producer	1.8%	21	NR | NR	✓		✓	✓	✓	✓
Producer	1.8%	22	NR | NR	✓	✓	✓		✓
Retailer	1.8%	6	BBB+ | Baa1	✓	✓	✓	✓	✓	✓
Producer	1.6%	10	BBB | Baa2	✓	✓	✓	✓	✓	✓
Producer	1.6%	20	A+ | A1	✓	✓	✓	✓	✓	✓
Producer	1.6%	4	NR | NR	✓	✓			✓	✓
Producer	1.5%	14	A+ | A1	✓	✓	✓	✓	✓	✓
Producer	1.5%	44	A | A2	✓	✓	✓	✓	✓	✓
Producer	1.5%	32	NR | NR	✓		✓	✓	✓	✓
Producer	1.2%	21	A- | A1	✓	✓	✓	✓	✓	✓
Producer	1.1%	23	NR | NR	✓		✓	✓	✓	✓
Producer	1.1%	18	NR | NR	✓	✓	✓	✓	✓	✓
Producer	1.0%	4	NR | NR	✓	✓			✓	✓
Retailer	0.9%	5	NR | NR	✓		✓	✓
Producer	0.9%	21	BBB- | Baa3	✓		✓	✓	✓
Producer	0.8%	11	BBB | Baa2	✓		✓		✓	✓
Total	51.2%
(1)Based on warehouse revenues for the year ended December 31, 2024.
(2)Represents long-term issuer ratings as published in February 2025.
(3)A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2024.

Seasonality
We are involved in providing services to food producers, distributors, retailers and e-tailers whose businesses, in some cases, are seasonal or cyclical. In order to mitigate the volatility in our revenues and earnings caused by seasonal business, we have implemented fixed commitment contracts with certain of our customers. Our customers with fixed commitment contracts pay for guaranteed warehouse space in order to maintain their required inventory levels, which is especially helpful to them during periods of peak physical occupancy. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June. Physical occupancy rates typically exhibit a gradual increase after May and June as a result of annual harvests and our customers building inventories in connection with end-of-year holidays and generally peak between mid-September and early December as a result thereof. Typically, we have higher than average physical occupancy levels in October or November, which also tends to result in higher revenues.
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
North America
Outside the seven largest owners of temperature-controlled warehouses, the North America temperature-controlled warehouse industry is highly fragmented among numerous owners and operators. We believe our main competitors include Lineage, Inc., United States Cold Storage, Inc. (an affiliate of John Swire & Sons), Interstate Warehousing, Inc., FreezPak Logistics, Vertical Cold Storage, Arcadia Cold Storage & Logistics, and Conestoga Cold Storage, in addition to numerous other local, regional and national temperature-controlled warehouse owners, operators and developers.

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
Our main competitors in New Zealand are Lineage Logistics, LLC and Halls Transport (not affiliated with the Halls acquisition we completed during 2020). Lineage Logistics is the largest warehouse operator in New Zealand. Halls Transport is primarily a transporter that also operates a network of five warehouses. Generally, our other competitors also service the commodity market and operate in only one region.
HUMAN CAPITAL RESOURCES
As of December 31, 2024, we had a global workforce of approximately 13,755 employees. Our associates are based in various locations around the world.
The geographic distribution of our associates as of December 31, 2024, is summarized in the following table:

Region	Number of associates	Percentage of workforce
North America	10,762	78%
Europe	1,335	10%
Asia-Pacific	1,531	11%
South America	127	1%
Total	13,755	100%
As of December 31, 2024, approximately 31% of our associates were represented by various local labor unions and associations, and 79 of our 239 warehouses have unionized associates that are governed by 68 different collective bargaining agreements. We continue to successfully negotiate multiple collective bargaining agreements each year without any work stoppages. During 2024, we successfully negotiated and renewed 16 agreements.
During 2025, we expect to engage in negotiations for an additional 12 agreements, which make up approximately 5% of our associate population, covering all or parts of 19 operating locations worldwide. We do not anticipate any workplace disruptions during this renewal process. We consider our labor relations to be positive and productive.
Our Culture
We believe that attracting, developing, and retaining top talent is crucial to achieving our strategic goals and creating long-term value for our shareholders, customers, and associates. We are dedicated to fostering a work environment where associates from diverse backgrounds are appreciated as their unique selves and can thrive as valued members of the organization. We are committed to developing and implementing programs and practices that foster a supportive learning environment and encompass communication of diverse perspectives and experiences.
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
In 2024, we administered a company-wide engagement survey, available in 16 languages, to emphasize engagement, development, culture, and inclusion among associates. Americold experienced increased engagement scores and response rates in 2024 compared to 2023, maintaining our annual improvement trend. Our core priority is to foster a positive employee experience where individuals and teams can find meaning and impact in their work. We continually assess and strive to improve associate satisfaction and engagement.
Our Global Culture Committee, representing associates worldwide and across all levels, expanded its impact and reach this past year by appointing Culture Ambassadors globally. These Ambassadors focus on associate engagement and promoting awareness of training, procedures, and communication to foster inclusivity within our culture.

We remain committed to fostering associate growth and development through training. Our associates are afforded regular opportunities to participate in formal and informal personal growth and professional development programs. In 2024, our associates completed over 316,890 hours of training. We have implemented presentation skills training for manager and director levels and expanded the Value Centered Leadership Academy programs for first time supervisors and managers worldwide, enabling them to lead with the company’s core values. Americold launched the Enterprise Leadership Excellence Program in 2024 to foster the successful development of Functional and Operational Vice Presidents, and General Managers. Additionally, associates have access to various functional and technical trainings, tuition reimbursement, leadership development, and a diverse curriculum of online learning programs. We also continue to offer executive coaching to our Director level and above associates to enhance leadership capabilities across the organization.

In the first quarter of 2024, our Annual Leadership Conference, a three-day event, brought together nearly 400 site and senior leaders to align strategies and operational priorities. The conference featured workshops, training, engagement, best practice sharing, and professional growth opportunities. Throughout 2024, our focus remained on enhancing our data accuracy, streamlining processes and tools within our organization. We are deploying a global ERP system, and associates are engaging in training to grasp the system and design processes to boost efficiency and increase transparency.
Philanthropy
Giving Back to the communities where we live and work is at the heart of who we are as a Company and reflects the desire of our associates to get involved in ways that are meaningful to them. In 2024, our associates recorded more than 5,800 volunteer hours to support causes around the globe that contribute to fighting hunger and supporting the growth and development of children and teens like Big Brothers Big Sisters, Ronald McDonald House, Meals on Wheels and so many more.

Our most significant partnership is with Feed the Children in the United States, through which we provide donations, complimentary temperature-controlled transportation of food products and volunteer opportunities for our associates. In 2024, we helped supply refrigerated transportation for over 800,000 lbs. of product, covering approximately 6,500 miles and over 660,000 meals for families in need. Our associates also held several Resource Rallies and Backpack-N-Go events ‘actively distributing resources and smiles,’ according to FEED representatives.
Not only do our associates make a difference in their local community, but they also have strong passion and support for each other. Americold Foundation was introduced to give associates the opportunity to contribute monetary donations for members of the Americold family in need. Associates around the world can contribute as well as be recipients of this charitable foundation. Americold matches all donations dollar for dollar and covers the operating expenses for the fund. Associates in need are encouraged to apply for a grant from the Americold Foundation Fund to ease their financial burden.
Safety and Wellbeing
Safety is an important focus area and foundational to Americold’s culture. Americold continues to be a Total Recordable Incident Rate (“TRIR”) industry leader by recording numbers well below the refrigerated warehousing and storage industry’s annual average of 4.3. We finished 2024 with a TRIR of 2.24. Our TRIR is calculated by multiplying the number of recordable cases by 200,000; that product is then divided by exposure hours.
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
Supervisors complete Americold’s Behavioral Based Safety (“BBS”) Program, which reinforces desired behaviors and teaches how to constructively address unwanted behaviors. This program is implemented worldwide and serves to make safety part of an open and regular dialogue. Supervisors learn to address unique issues and performance at their site and they also learn effective remediation strategies.
Monthly Safety Inspections are performed at the facilities to ensure compliance with regulatory agency requirements and industry best practices, while also promoting continuing education for our site leaders to increase their knowledge in providing a safe working environment where every associate returns home at the end of the day the same way they arrived.
A Site Safety Committee at each Americold facility meets monthly to develop and promote a healthy and safe environment for all employees and visitors to our facilities through the involvement of all individuals with regards to education, communication, and safe work practices. Our committees include associates from every department, including leaders, and focus on feedback provided from individuals at the site to drive the overall safety culture.
Americold utilizes a safety software system (Vector) as the sole repository for its safety policies, safety training and safety reporting that is used globally. This safety system enables our management team to perform their BBS observations, monthly safety audits, tracking of corrective actions, monthly inspections, and incident investigations. Vector also provides our management team with the capability to conduct these safety initiatives via a mobile device or iPad.

In 2025, we will be redeploying our hazard recognition module within Vector globally to encourage our front-line associates to become more deeply embedded in our safety program. The hazard recognition module will provide associates with a mechanism to confidentially report unsafe conditions and/or acts in a facility via a mobile device. This approach will allow Americold to not only drive safety from the top down, but also from the bottom up and encourage engagement and ownership of safety across our network.
Compensation and Benefits
Because our most valuable asset is our people, we are constantly looking to give associates the well-being support they need with the goal of having a healthier and more engaged workforce. We look at well-being from a holistic perspective inclusive of physical, mental, and financial wellness.
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
In 2024, we expanded our U.S. benefits offerings to include musculoskeletal and physical therapy programs, as well as a back-up childcare programs that offers our associates options for unplanned emergencies.
Globally, we offer comprehensive Employee Assistance Programs that assist associates with personal and/or work-related situations that may impact their job performance, health, and general sense of well-being.
For financial wellness, we offer a variety of retirement programs globally that provide associates flexibility towards their retirement options. To foster a stronger sense of ownership, aid in retention and align the interests of our associates with our shareholders, we provide restricted stock units to eligible associates through our equity incentive programs.
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
We have also adopted a Human Rights Policy overseen by our Board of Directors (the “Board”), which outlines our commitment to the United Nations Universal Declaration of Human Rights, and a policy against modern slavery, ensuring transparency within our business.

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
Food Safety Regulations
Most of our properties in the United States are subject to compliance with federal regulations regarding food safety. Under the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, the United States Food and Drug Administration (the “FDA”), requires us to register all warehouses in which food is stored and further requires us to maintain records of sources and recipients of food for purposes of food recalls.
The Food Safety Modernization Act (the “FSMA”) significantly expanded the FDA’s authority over food safety, providing the FDA with tools to proactively ensure the safety of the entire food system, including hazard analysis and preventive controls requirements, food safety planning, requirements for sanitary transportation of food, and increased inspections and mandatory food recalls under certain circumstances. The most significant rule under the FSMA which impacts our business is the Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food rule. This rule requires a food facility to establish a food safety system that includes an analysis of hazards and the implementation of risk-based preventive controls, among other steps. This is in addition to requirements that we satisfy existing Good Manufacturing Practices with respect to the holding of foods, as set forth in FDA regulations. The United States Department of Agriculture (the “USDA”) also grants to some of our warehouses “ID status,” which entitles us to handle products of the USDA. Any products destined for export must also satisfy the applicable export requirements. As a result of the regulatory framework from the FDA, the USDA and other local regulatory requirements, we subject our warehouses to periodic food safety audits which are for the most part carried out by a recognized global, third-party provider of such audits. In addition to meeting any applicable food safety, food facility registration and record-keeping requirements, our customers often require us to perform food safety audits.
To the extent we fail to comply with existing food safety regulations or contractual obligations, or are required to comply with new regulations or obligations in the future, it could adversely affect our business, financial condition, liquidity, results of operations and prospects, as well as the amount of funds available for distribution to our stockholders.
Occupational Safety and Health Act
Our properties in the U.S. are subject to regulation under Occupational Safety and Health Act of 1970 (“OSHA”), which requires employers to provide associates with a safe work environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress and unsanitary conditions. In addition, due to the amount of ammonia stored at some of our facilities, we are also subject to compliance with OSHA’s Process Safety Management of Highly Hazardous Chemicals standard and OSHA’s ongoing National Emphasis Program related to potential releases of highly hazardous chemicals. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses.
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
Corporate Sustainability Reporting Directive
On January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) entered into force in the European Union (“EU”). Broadly, the CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies subject to the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”) as well as requiring a broader range of companies to produce detailed and prescriptive reports on sustainability-related matters within their financial statements – including large EU companies (as well as for EU subsidiaries of non-EU parent companies), EU and non-EU-companies (including small and medium sized enterprises) with listed securities on EU-regulated markets (except micro-undertakings) and non-EU companies with significant turnover and a legal presence on EU markets.
The reporting requirements are being phased in for 2024, with the first reports including audited information on sustainability-related matters being published in 2025 to cover the 2024 financial year. Disclosures must be made in accordance with the European Sustainability Reporting Standards, the first set of which were published in the Official Journal on December 22, 2023 in the form of a delegated regulation. Sector-specific and non-EU company reporting standards are still being developed. There can be no assurance that developments with respect to the CSRD will not adversely affect us or our subsidiaries. One or more of our subsidiaries may fall within scope of the CSRD and this may lead to increased costs due to the compliance burden. In addition, the compliance burden and related costs may increase over time. Failure to comply with the CSRD may lead to investigations and audits, fines, exclusion from public procurement, other enforcement action or liabilities, including civil liability or liability from third-party claims, and reputational damage.
We and our subsidiaries are subject to the risk that similar measures might be introduced in other applicable jurisdictions. Additionally, compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our businesses and adversely affect profitability.

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
We do not carry insurance for generally uninsured losses such as loss from riots or war; however, we do include coverage for risks across all programs for acts of terrorism. We carry earthquake insurance on our properties in areas known to be seismically active and flood insurance on our properties in areas known to be flood zones, in an amount and with deductibles which we believe are commercially reasonable. We also carry insurance coverage relating to cybersecurity incidents commensurate with the size and nature of our operations.
ITEM 1A. Risk Factors
Investing in our common stock involves risks and uncertainties. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock and other securities. The risks we face include, but are not limited to, the following:
Risks Related to our Business and Operations
•our investments are concentrated in the temperature-controlled warehouse industry and in certain geographic areas, some of which are susceptible to adverse local conditions such as natural disasters, economic slowdowns and localized oversupply of warehouse space;
•inflation could continue to have a negative impact on our business and results of operations;
•labor shortages, increased turnover and work stoppages may have a material adverse effect on us and may negatively impact our customers’ ability to produce and ship products for storage;
•supply chain disruptions may continue to have a material adverse impact on us;
•national, international, regional and local economic conditions, including impacts and uncertainty from trade disputes and tariffs on goods imported to the United States and goods exported to other countries may have a material adverse impact on us;
•risks associated with expansion and development, which could result in lower than expected returns and unforeseen costs and liabilities;
•the short-term nature of many of our customer contracts and lack of fixed storage commitments;
•we may be unable to successfully expand our operations into new markets;
•a failure or breach of our IT systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions, loss of confidential information, remediation costs or damages;

•competition in our markets may increase over time as our competitors open new or expand existing warehouses;
•we depend on certain customers for a substantial amount of our warehouse segment revenues;
•we may incur liabilities or reputational harm from quality-control issues associated with our services;
•we hold leasehold interests in many of our warehouses, which we may be forced to vacate if we default on our obligations thereunder or are unable to renew such leases upon their expiration;
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
•adverse changes in our credit ratings could negatively impact our financing activity.
Risks Related to our Organization and Structure
•our Board can take many actions even if our stockholders disagree or if they are otherwise not in the stockholders’ best interest;
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
REIT and Tax Related Risks
•our failure to qualify as a REIT for U.S. federal income tax purposes, or our failure to remediate if we failed to so qualify, could have a material adverse effect on us;
•meeting annual distribution requirements could result in material harm to our company;
•we conduct a portion of our business through taxable REIT subsidiaries (“TRSs”), which are subject to certain tax risks;
•complying with REIT requirements may cause us to forgo otherwise attractive opportunities;
•future changes to the U.S. federal income tax laws could have a material adverse impact on us;

•distributions payable by REITs generally do not qualify for any reduced tax rates;
•we may be subject to U.S. federal, state, local and foreign taxes, reducing funds available for distribution;
•complying with REIT requirements may result in tax liabilities and limit our ability to hedge; and
•our Operating Partnership’s failure to qualify as a partnership for U.S. federal income tax purposes could have a material adverse impact on us.

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
Third-Party Engagement
The Company engages a range of third-party advisory service providers, including cybersecurity assessors, and consultants to conduct recurrent evaluations of its cybersecurity controls. These reviews are a critical component of the ongoing risk assessment process within the cybersecurity function and include periodic evaluations of internal controls aimed at mitigating cybersecurity threats. These assessments often include penetration tests, evaluations of the Company's cyber program maturity, and assessments of progress toward future-state cyber initiatives, among other considerations. The results of these assessments are reviewed with management and the Board.
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
Governance & Board Oversight
The cybersecurity program is led by the Company’s Chief Information Security Officer (“CISO”). The CISO plays a pivotal role in informing the Board on cybersecurity risks.
Management, including the CISO, provides comprehensive briefings to the Board on cybersecurity risks at least quarterly. These briefings encompass a range of topics, including the current cybersecurity landscape and emerging threats, status of ongoing cybersecurity initiatives and strategies, incident reports, and compliance with regulatory requirements and industry standards. Additionally, the Board is regularly briefed on updates related to the Company’s Global Information Security Program and the Company’s Information Security Roadmap. The Board also oversees the prompt assessment of material cyber events including countermeasures and mitigation actions.

In addition to scheduled meetings, the Board and CISO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks and updates on any significant developments in the cybersecurity domain.
Management’s Role Managing Risk
The Americold Global Information Security Program is structured to address cyber-related risks in alignment with the guidelines delineated in the National Institute of Standards and Technology (“NIST”) security framework. The program also leverages various automated tools, manual processes, and routine periodic third-party assessments to promote the efficacy of our security measures. Furthermore, the program includes a formal information security training program for that includes comprehensive security awareness initiatives and training modules, addressing critical areas such as phishing attacks and best practices for email security.
The Company’s Chief Information Officer (“CIO”) and CISO work closely with other management positions, including the Chief Financial Officer, Chief Legal Officer, and the Head of Internal Audit, to evaluate cybersecurity risks in alignment with our business objectives and operational needs. The CIO oversees the Company’s security team and the CISO and has participated in the NIST review and validation of security procedures and processes.
The individuals responsible for evaluating and managing the Company’s cybersecurity risk have extensive experience managing organizational risk and implementing cybersecurity programs at companies. The CIO has more than 20 years of experience advising on the overall strategy of technology, including the incorporation of cyber security into the software development lifecycle and change management process. The CISO possesses more than 10 years of relevant expertise in cybersecurity and holds a Certified Information Systems Security Professional (“CISSP”) certification. Other members of the Company’s information security team also hold certifications such as CISSP, Certified Information Security Manager (“CISM”), Certified Ethical Hacker (“CEH”), and Certified Information Systems Auditor (“CISA”). The Chief Financial Officer has experience assessing and managing material financial risks, including cybersecurity risks, and serving on the Disclosure Committee at public companies. The Chief Legal Officer possesses many years of experience managing legal and compliance risk at public companies, including with respect to cybersecurity incidents. The Head of Internal Audit manages the Company’s broader risk management framework, which includes cybersecurity risks, and has many years of prior experience assessing cybersecurity risks and programs at several companies.
Impact of Cybersecurity Threats
As previously disclosed, we have experienced significant cyber incidents in the past, including in April 2023, that have impacted our operations and financial results. The related expense is reflected in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations for the year ended December 31, 2023, and any reserve balance is included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2024, and 2023. For additional information regarding such risks and the affects thereof on our business strategy, operations and financial condition, see Part I, Item 1A, Risk Factors – “We depend on information technology systems to operate our business. A failure of our information technology systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions and the loss of confidential information and may materially adversely affect our business.”

Risk Factors
Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Cautionary Statement Regarding Forward-Looking Statements” for more information.
Risks Related to our Business and Operations
Our investments are concentrated in the temperature-controlled warehouse industry and in certain geographic areas.
Our investments in real estate assets are concentrated in the industrial real estate industry, specifically in temperature-controlled warehouses, which exposes us to the risk of economic downturns to a greater extent than if our business activities included a more significant portion of other sectors of the real estate market. We are also exposed to fluctuations in the markets for, and production of, the commodities and finished products that we store in our warehouses. Although our customers store a diverse product mix in our temperature-controlled warehouses, declines in production of or demand for their products could cause our customers to reduce their inventory levels at our warehouses, which could reduce the storage and other fees payable to us and materially and adversely affect us.
Our warehouses are subject to electrical power outages and breakdowns of our refrigeration equipment. We could incur financial obligations to, or be subject to lawsuits by, our customers in connection with these occurrences, which may not be covered by insurance. Any loss of services or product damage could reduce the confidence of our customers in our services and could consequently impair our ability to attract and retain customers. Additionally, in the event of the complete failure of our refrigeration equipment, we would incur significant costs in repairing or replacing our refrigeration equipment, which may not be covered by insurance. Any of the foregoing could have a material adverse effect on us. The infrastructure at our temperature-controlled warehouses may become obsolete or unmarketable due to the development of, or demand for, more advanced equipment or enhanced technologies, including increased automation of our warehouses, which may entail significant start-up costs and time and may not perform as expected. We may not be able to upgrade our warehouses on a cost-effective basis in response to customer demands. The obsolescence of our infrastructure or our inability to upgrade our warehouses could have a material adverse effect on us.
Although we own or hold leasehold interests in warehouses across the United States and globally, many of these warehouses are concentrated in a few geographic areas. As such, if warehouses were impacted in certain geographic locations, it could have a disproportionate impact on our operations. We could be materially and adversely affected if conditions in any of the markets in which we have a concentration of properties become less favorable. Such conditions may include natural disasters, periods of economic slowdown or recession, localized oversupply in warehousing space or reductions in demand for warehousing space, adverse agricultural events, disruptions in logistics systems, such as transportation and tracking systems for our customers’ inventory, and power outages. Adverse agricultural events include, but are not limited to, the cost of commodity inputs, drought and disease. In addition, adverse weather patterns may affect local harvests, which could have an adverse effect on our customers and cause them to reduce their inventory levels at our warehouses, which could in turn materially and adversely affect us.

Inflation has and may continue to have a negative impact on our business and results of operations.
Certain of our expenses, including utility costs (power in particular), labor costs, interest expense, property taxes, insurance premiums, equipment repair and replacement and other operating expenses are subject to inflationary pressures that have and may continue to negatively impact our business and results of operation. While we seek to mitigate the impact of inflation, there can be no assurance that we will be able to offset cost increases in whole or in part, which could adversely impact our profit margins.
Labor shortages, increased turnover and work stoppages may disrupt our operations, increase costs and negatively impact our profitability.
Our ability to successfully implement our business strategy depends upon our ability to attract and retain talented people and effectively manage our human capital. The labor markets in the industries in which we operate are competitive. We have recently experienced increased labor shortages at some of our warehouses and other locations, and while we have historically experienced some level of ordinary course turnover of employees, these trends have increased. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our associate ranks have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain associates and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, increased turnover and labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
Furthermore, certain portions of our operations are subject to collective bargaining agreements. As of December 31, 2024, worldwide, we employed 13,755 people, approximately 31% of whom were represented by various local labor unions. Unlike owners of industrial warehouses, we hire our own workforce to handle product in and out of storage for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our workforce becomes unionized, or if we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner, we could be materially and adversely affected.
Additionally, our customers’ operations are subject to labor shortages and disruptions that could negatively affect their production capability, resulting in reduced volume of product for storage. In addition, labor shortages and disruptions impacting the transportation industry may hamper the timely movement of goods into and out of our warehouses. These labor shortages and disruptions could in turn have a material adverse effect on us.
Wage increases driven by competitive pressures or applicable legislation on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
Our hourly associates in the U.S. and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly associates above the applicable minimum wage. If we are unable to continue paying our hourly associates above the applicable minimum wage and otherwise offer attractive employee benefits at a suitable cost, we may be unable to hire and retain qualified personnel. If minimum wage increases were to occur nationally or in specific markets in which we operate, our operating margins would be negatively affected.

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
•expansion related to new business ventures, including storage of non-food products, may not be available on terms acceptable to the Company or may fail to achieve results as expected;
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
The storage and other fees we generate from customers with month-to-month warehouse rate agreements may be adversely affected by declines in market storage and other fee rates more quickly than with respect to our contracts that contain stated terms. There also can be no assurance that we will be able to retain any customers upon the expiration of their contracts or leases. If we cannot retain our customers, or if our customers that are not party to contracts with fixed storage commitments elect not to store goods in our warehouses or if our fixed storage commitment contract customers terminate or cancel their contracts, we may be unable to find replacement customers on favorable terms and we may incur significant expenses in obtaining replacement customers and repositioning warehouses to meet their needs. Any of the foregoing could materially and adversely affect us.
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
•we may, with limited recourse, acquire properties subject to environmental and other historical liabilities;
•market conditions may result in higher than expected vacancy rates and lower than expected storage charges, rent or fee; or
•we may, without any recourse, or with only limited recourse, acquire properties subject to liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
If the opportunity arises, we may acquire or develop properties in new markets, including international markets. In addition the risks generally applicable to our business, the acquisition or development of properties in new markets will subject us to the risks associated with a lack of understanding of the related economy, market dynamics and conditions and unfamiliarity with government and permitting procedures. We will also not possess the same level of familiarity with the dynamics and market conditions of any new market that we may enter, which could adversely affect our ability to successfully expand and operate in such markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding and operating in new, high-growth markets, it could have a material adverse effect on us.
A failure of our IT systems, cybersecurity attacks or a breach of our information security systems, networks or processes could cause business disruptions and the loss of confidential information and may materially adversely affect our business.
We rely extensively on our computer systems to process transactions, operate and manage our business. Despite efforts to avoid or mitigate such risks, external and internal risks, such as malware, ransomware, insecure coding, data leakage and human error pose threats to the stability and effectiveness of our IT systems. The failure of our IT systems to perform as anticipated, and the failure to integrate disparate systems effectively or to collect data accurately and consolidate it in a useable manner efficiently could adversely affect our business through transaction errors, billing and invoicing errors, processing inefficiencies or errors and loss of sales, receivables, collections and customers, which could result in reputational damage and have an ongoing adverse effect on our business, results of operations and financial condition.
We may also be subject to cybersecurity attacks and other intentional hacking, which could include attempts to gain unauthorized access to our data and computer systems. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack or breach could compromise the confidential information of our associates, customers and vendors, and could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. In such cases, we may have to operate manually, which may result in considerable delays in our handling of and damage to perishable products or interruption to other key business processes. Addressing such issues could prove difficult or impossible and be very costly. Additionally, a successful attack may result in our customers making monetary claims against us pursuant to the terms of their contracts with us, the amount of which may be significant.
In addition, our customers rely extensively on computer systems to process transactions and manage their business and thus their businesses are also at risk from, and may be impacted by, cybersecurity attacks. An interruption in the business operations of our customers or a deterioration in their reputation resulting from a cybersecurity attack could indirectly impact our business operations.
Our computer network has been subjected to cyber attacks from time to time. We previously suffered a cyber attack in November 2020 and more recently identified a separate cyber incident in April 2023 (the “Cyber incident”). We immediately implemented containment measures and took operations offline to secure our systems and reduce disruption to our business and customers. We reviewed the nature and scope of the incident, working closely with cybersecurity experts and legal counsel and reported the matter to law enforcement.

The Cyber incident affected our operations. In particular, the incident resulted in a significant number of our facilities being unable to receive or deliver products for a period of time. Such operational impacts resulted in considerable delays in the delivery of our products to our customers and interruption to other key business processes for a period of time. We have also received a number of claims from our customers pursuant to the terms of their contracts as a result of the Cyber incident, and we established a reserve for these claims. The expense, net of insurance recoveries is reflected in “Acquisition, cyber incident and other, net” on the Consolidated Statements of Operations for the year ended December 31, 2024, and 2023. The reserve balance is included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2024, and 2023.
Our investigation into the Cyber incident revealed unauthorized access to personal information. As a result of this unauthorized access, we received inquiries from several regulators and purported class action lawsuits were filed against the company. We may also be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.
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
As of December 31, 2024, we owned or had a leasehold interest in 48 temperature-controlled warehouses outside the United States, and we managed one warehouse outside the United States on behalf of a third party. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets. Risks relating to our international operations and properties include:
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
•the willingness of U.S. or international lenders to make loans in certain countries and changes in the availability, cost and terms of debt resulting from varying governmental economic policies;
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
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers), some of which own properties similar to ours in similar geographic locations. In recent years, certain of our competitors have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may be pressured to reduce our rent and storage and other fees in order to retain customers. If we lose one or more customers, we may not be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.
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
If any of our most significant customers were to discontinue or otherwise reduce their use of our warehouses or other services, which they are generally free to do at any time unless they are party to a contract that includes a fixed storage commitment, we would be materially and adversely affected. For example, a decrease in demand for certain commodities or products produced by our significant customers and stored in our temperature-controlled warehouses would lower our physical occupancy rates and use of our services, without lowering our fixed costs. In addition, any of our significant customers could experience a downturn in their businesses which may result in their failure to make timely payments to us or otherwise default under their contracts. Cancellation of, or failure of a significant customer to perform under, a contract could require us to seek replacement customers. However, there can be no assurance that we would be able to find suitable replacements on favorable terms in a timely manner or at all or reposition the warehouses without incurring significant costs.
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
Our warehouse business outside the United States exposes us to losses resulting from currency fluctuations, as the revenues associated with our international operations and properties are typically generated in the local currency of each of the countries in which the properties are located. We hedge this exposure by incurring operating costs in the same currency as the revenues generated by the related property and by entering into currency exchange rate hedging arrangements and by structuring debt in local currency. These hedging arrangements may bear substantial costs and may not mitigate all related risks. Additionally, hedging transactions expose us to certain risks, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to foreign exchange rates and/or interest rates. Moreover, if we do engage in currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) may not qualify for the tests that we must satisfy annually in order to qualify as a REIT for U.S. income tax purposes.
We may incur liabilities or harm our reputation as a result of quality-control issues associated with our warehouse storage and other services.
Product contamination, spoilage, other adulteration, product tampering or other quality control issues could occur at any of our facilities or during the transportation of the products we store, which could cause our customers to lose all or a portion of their inventory. We could be liable for the costs incurred by our customers as a result of the lost inventory, and we also may be subject to liability if any of the frozen and perishable food products we stored, processed, repackaged or transported caused injury, illness or death. The occurrence of any of the foregoing may negatively impact our brand and reputation and otherwise have a material adverse effect on us.
We use in-house trucking services to provide transportation services to our customers, and any increased severity or frequency of accidents or other claims, changes in regulations or disruptions in services could have a material adverse effect on us.
We use in-house transportation services to provide refrigerated transportation services to certain customers. The potential liability associated with accidents in the trucking industry is severe and occurrences are unpredictable. An increase in the frequency or severity of accidents or workers’ compensation claims or the unfavorable development of existing claims could materially and adversely affect our results of operations. In the event that accidents occur, we may be unable to obtain desired contractual indemnities, and our insurance may prove inadequate. The occurrence of an event not fully insured or indemnified against or the failure or inability of a customer or insurer to meet its indemnification or insurance obligations could result in substantial losses.
In addition, our trucking services are subject to regulation as a motor carrier by the U.S. Department of Transportation, by various state agencies and by similar authorities in our international operations. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations.
We participate in multiemployer pension plans administered by labor unions. To the extent we or other employers withdraw from participation in any of these plans, we could face additional liability from our participation therein.
As of December 31, 2024, we participated in a number of multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing a significant number of our associates. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations. We have also participated in additional multiemployer pension plans in the past.
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
In the ordinary course of our renegotiation of collective bargaining agreements, we could agree to discontinue participation in one or more plans, which could result in a withdrawal liability. Additionally, we could be treated as withdrawing from a plan if the number of our associates participating in the plan is reduced to a certain degree over certain periods of time.
We hold leasehold interests in many of our warehouses, and we may be forced to vacate our warehouses if we default on our obligations thereunder and we will be forced to vacate our warehouses if we are unable to renew such leases upon their expiration.
As of December 31, 2024, we held leasehold interests in many of our warehouses. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.

Charges for impairment of goodwill or other long-lived assets and declines in real estate valuations could adversely affect our financial condition and results of operations.
We regularly monitor the recoverability of our long-lived assets, such as buildings and improvements and machinery and equipment, and evaluate their carrying value for potential impairment, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We review goodwill on an annual basis to determine if impairment has occurred and review the recoverability of fixed assets and intangible assets, generally on a quarterly basis and whenever events or changes in circumstances indicate that impairment may have occurred or the value of such assets may not be fully recoverable. If such reviews indicate that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value and fair value of the long-lived assets in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires the use of estimates based on significant assumptions about our future revenues, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets, which could result in an impairment charge.
Geopolitical conflicts may adversely affect our business and results of operations.
We have operations or activities in numerous countries and regions outside the United States, including throughout Europe and Asia-Pacific. As a result, our global operations are affected by economic, political and other conditions in foreign countries as well as U.S. laws regulating international trade. For example, the current conflict between Russia and Ukraine and conflicts in the Middle East create substantial uncertainty about the future impact on the global economy. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations.
The continuation of the Russian and Ukraine conflict, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business and results of operations.
General Risks Related to the Real Estate Industry
Our performance and value are subject to economic conditions affecting the real estate market generally, and temperature-controlled warehouses in particular, as well as the broader economy.
Our performance and value are subject to the risk that if our warehouses do not generate revenues sufficient to meet our operating expenses, our cash flow and ability to pay distributions to our stockholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:
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
•disruptions in the global supply-chain caused by political, regulatory or other factors such as terrorism, political instability and public health crises; and
•disruptions to our business or that of our customers and/or our suppliers resulting from trade tensions, or tariffs imposed by the U.S. and other governments, actual or threatened modifications to or withdrawals from international trade agreements, treaties, policies, tariffs, quotas or any other trade rules or restrictions.
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
Our operations are subject to environmental laws and regulations in each of the locations in which we operate, and compliance with these requirements involves significant capital and operating costs. Failure to comply with these environmental requirements can result in civil or criminal fines or sanctions, claims for environmental damages, remediation obligations, the revocation of environmental permits or restrictions on our operations.
Under various federal, state and local laws and regulations, we may, as a current or previous owner, developer or operator of real estate, be liable for the costs of clean-up of certain conditions relating to the presence of hazardous or toxic materials on, in or emanating from a property and any related damages to natural resources. Environmental laws and regulations often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of hazardous or toxic materials. The presence of such materials, or the failure to address those conditions properly, may adversely affect our ability to rent or sell a property or to borrow using a property as collateral. The disposal or treatment of hazardous or toxic materials, or the arrangement of such disposal or treatment, may cause us to be liable for the costs of clean-up of such materials or for related natural resource damages occurring at or emanating from an off-site disposal or treatment facility, whether or not the facility is owned or operated by us. No assurance can be given that existing environmental assessments with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of any of our properties did not create any material environmental condition not known to us or that a material environmental condition does not otherwise exist as to any of our properties. Moreover, there can be no assurance that (i) changes to existing laws and regulations will not impose any material environmental liability or (ii) the current environmental condition of our properties will not be affected by customers, by the condition of land or operations in the vicinity of our properties or by third parties unrelated to us.
Environmental laws and regulations also require that owners or operators of buildings containing asbestos properly manage asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is damaged, is decayed, poses a health risk or is disturbed during building renovation or demolition. Some of our properties may contain asbestos or asbestos-containing building materials. Most of our warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the U.S. Environmental Protection

Agency (the “EPA”) and similar international agencies. Releases of ammonia occur at our warehouses from time to time, and any number of unplanned events, including severe storms, fires, earthquakes, vandalism, equipment failure, operational errors, accidents, deliberate acts of associates or third parties, and terrorist acts could result in a significant release of ammonia that could result in injuries, loss of life, property damage and a significant interruption at affected facilities. Although our warehouses have risk management programs required by the OSHA, the EPA and other regulatory agencies in place, we could incur significant liability in the event of an unanticipated release of ammonia from one of our refrigeration systems. Releases could occur at locations or at times when trained personnel may not be available to respond quickly, increasing the risk of injury, loss of life or property damage. Some of our warehouses are not staffed 24 hours a day and, as a result, we may not respond to intentional or accidental events during closed hours as quickly as we could during open hours, which could exacerbate any injuries, loss of life or property damage. We also could incur liability in the event we fail to report such ammonia releases in a timely fashion. Environmental laws and regulations subject us and our customers to liability in connection with the storage, handling and use of ammonia and other hazardous substances utilized in our operations. Our warehouses also may have under-floor heating systems, some of which utilize ethylene glycol, petroleum compounds, or other hazardous substances; releases from these systems could potentially contaminate soil and groundwater. In addition, some of our properties have been operated for decades and have known or potential environmental impacts. Other than in connection with financings, we have not historically performed regular environmental assessments on our properties, and we may not do so in the future. Many of our properties contain, or may in the past have contained, features that pose environmental risks, including underground tanks for the storage of petroleum products and other hazardous substances, floor drains and wastewater collection and discharge systems, hazardous materials storage areas and septic systems and under-floor heating systems, some of which utilize ethylene glycol, petroleum compounds, or other hazardous substances. All of these features create a potential for the release of petroleum products or other hazardous substances. Some of our properties are adjacent to or near properties that have known environmental impacts or have in the past stored or handled petroleum products or other hazardous substances that could have resulted in environmental impacts to soils or groundwater that could affect our properties. In addition, former owners, our customers, or third parties outside our control have engaged, or may in the future engage, in activities that have released or may release petroleum products or other hazardous substances on our properties. Any of these activities or circumstances could materially and adversely affect us.
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
•    higher materials cost due to limited availability and environmental impacts of extraction and processing of raw materials and production of finished goods;
•    lost revenues or increased expense as a result of higher insurance costs, potential uninsured or under insured losses, diminished customer retention stemming from extreme weather events or resource availability constraints;
•    utility disruptions or outages due to demand or stress on electrical grids resulting from extreme weather events; and
•    reduced storage revenues due to crop damage or failure or reduced protein production as a result of extreme weather events.
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
Our insurance coverage may be insufficient.
We carry insurance coverage on all of our properties in an amount that we believe adequately covers any potential casualty losses. In addition, we maintain a portfolio environmental insurance policy that provides coverage for sudden and accidental environmental liabilities, subject to the policy’s coverage conditions, deductibles and limits, for most of our properties. However, there are certain losses, including losses from floods, earthquakes, acts of war or riots, that we are not generally insured against or that we are not generally fully insured against because it is not deemed economically feasible or prudent to do so. In the event that any of our properties incurs a casualty loss or an environmental liability that is not covered by insurance (in part or at all), the value of our assets will be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in these properties. Any such losses could materially and adversely affect us. In the event of a fire, flood or other occurrence involving the loss of or damage to stored products held by us but belonging to others, we may be liable for such loss or damage. Although we have an insurance program in effect, there can be no assurance that such potential liability will not exceed the applicable coverage limits under our insurance policies. A number of our properties are located in areas that are known to be subject to earthquake activity, such as California, Washington, Oregon and New Zealand, or in flood zones, such as Appleton, Wisconsin and Fort Smith, Arkansas and our Netherlands facilities, in each case exposing them to increased risk of casualty.
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
In addition, our international operations and facilities are subject to many local laws and regulations which govern a wide range of matters, including data privacy, food safety, building, environmental, health and safety, hazardous substances, waste minimization, as well as specific requirements for the storage of meats, dairy products, fish, poultry, agricultural and other products. Any products destined for export must also satisfy applicable export requirements. Our ability to operate and to satisfy our contractual obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations could increase our operating costs, result in fines or impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contamination, regardless of fault or whether the acts causing the contamination were legal. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards in the future. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require that we or our customers incur material expenditures. In addition, there are various governmental, environmental, fire, health, safety and similar regulations with which we and our customers may be required to comply and which may subject us and our customers to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages imposed on our customers or us could directly or indirectly have a material adverse effect on us. In addition, changes in these governmental laws and regulations, or their interpretation by agencies and courts, could occur.
We face ongoing litigation risks which could result in material liabilities and harm to our business regardless of whether we prevail in any particular matter.
As a large company operating in multiple U.S. and international jurisdictions, there is an ongoing risk that we may become involved in legal disputes or litigation. The costs and liabilities with respect to such legal disputes may be material and may exceed our amounts accrued, if any, for such liabilities and costs. In addition, our defense of legal disputes or resulting litigation could result in the diversion of our management’s time and attention from the operation of our business, each of which could impede our ability to achieve our business objectives. Some or all of the amounts we may be required to pay to defend or to satisfy a judgment or settlement of any or all of our disputes and litigation may not be covered by insurance.
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
As of December 31, 2024, we had approximately $1.1 billion of variable-rate indebtedness outstanding under our Senior Unsecured Credit Facility, and we have entered into interest rate swaps to convert $818.8 million of this indebtedness to fixed-rate. Additionally, we had approximately $2.2 billion of fixed-rate indebtedness outstanding under our Debt Private Placement offerings and Public Senior Unsecured Notes. Additional information regarding our indebtedness may be found in our Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.
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
•we may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on our ability to invest in acquisition opportunities, fund capital improvements or meet operational needs;
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
Risks Related to our Organization and Structure
Our Board can take many actions even if you and other stockholders disagree with such actions or if they are otherwise not in your best interest as a stockholder.
Our Board has overall authority to oversee our operations and determine our major policies. This authority includes significant flexibility to take certain actions without stockholder approval. For example, our Board can do the following without stockholder approval:
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
Our current annualized distributions to our stockholders are $0.88 per share. If cash available for distribution generated by our assets is less than our estimate, or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our stockholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common stock. Any distributions made to our stockholders by us will be authorized and determined by our Board in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.
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
The market price of our common stock could decline as a result of sales or resales of a large number of shares of our common stock in the market, or the perception that such sales or resales could occur. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell our common stock in the future at a desired time and at an attractive price. On March 17, 2023, the Company filed a registration statement on Form S-3ASR, as amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants, which registered an indeterminate amount of common stock, preferred stock, depositary shares and warrants, as well as debt securities of the Operating Partnership, which will be fully and unconditionally guaranteed by us. As circumstances warrant, we may issue equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing.
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
To obtain the favorable tax treatment accorded to REITs, among other requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed REIT taxable income and net capital gains. In addition, if we fail to distribute to our stockholders during each calendar year at least the sum of (a) 85% of our ordinary income for such year; (b) 95% of our capital gain net income for such year; and (c) any undistributed REIT taxable income from prior periods, we will be subject to a 4% excise tax on the excess of the required distribution over the sum of (i) the amounts actually distributed by us and (ii) retained amounts on which we pay U.S. federal income tax at the corporate level. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our U.S. federal income tax obligation. However, differences between the recognition of REIT taxable income and the actual receipt of cash could require us to sell assets or raise capital on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial mismatches between REIT taxable income and available cash. Such assets include rental real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. Income must be accrued for U.S. federal income tax purposes no later than when such income is taken into account as revenues in our financial statements, subject to certain exceptions, which could also create mismatches between REIT taxable income and the receipt of cash attributable to such income. As a result, the requirement to distribute a substantial portion of our REIT taxable income could cause us to: (1) sell assets in adverse market conditions; (2) raise capital on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, expansions or developments, capital expenditures or repayment of debt, in order to comply with REIT requirements. Further, amounts distributed will not be available to fund our operations. Under certain circumstances, covenants and provisions in our existing and future debt instruments may prevent us from making distributions that we deem necessary to comply with REIT requirements. Our inability to make required distributions as a result of such covenants could threaten our status as a REIT and could result in material adverse tax consequences for our company and stockholders.
In addition, if cash available for distribution generated by our assets is less than our estimate, or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our stockholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common stock. Any distributions made to our stockholders by us will be authorized and determined by our board of directors in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.
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
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. For taxable years through 2025, Tax Cuts and Jobs Act (“TCJA”) temporarily reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account TCJA’s reduction in the maximum individual federal income tax rate from 39.6% to 37%, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% through 2025 (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). Stockholders are urged to consult their tax advisors as to their ability to claim this deduction. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.

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

ITEM 2. Properties
General
In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (“Real Estate and Accumulated Depreciation”) under Part IV, Item 15(b) and which is included in Part II, Item 8.
Our Warehouse Portfolio
As of December 31, 2024, we operated a global network of 239 warehouses that contained approximately 1.4 billion cubic feet and over 5.5 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2024.

Country / Region	# of warehouses	Cubic feet (In millions)	% of total cubic feet	Pallet positions (In thousands)
Warehouse Segment Portfolio (1)
United States
East	53	351.0	25%	1,217
Southeast	48	315.6	22%	1,022
Central	41	268.2	19%	1,087
West	45	262.3	18%	1,142
Canada	5	32.6	2%	120
North America Total	192	1,229.7	86%	4,588
Netherlands	6	31.5	2%	112
United Kingdom	5	39.3	3%	244
Spain	4	15.2	1%	80
Portugal	4	11.5	1%	58
Ireland	3	9.5	1%	59
Austria	1	4.2	—%	44
Poland	2	3.5	—%	14
Europe Total	25	114.7	8%	611
Australia	10	59.1	4%	219
New Zealand	6	16.9	1%	82
Asia-Pacific Total	16	76.0	5%	301
Argentina	2	9.7	1%	23
South America Total	2	9.7	1%	23
Warehouse Segment Total / Average	235	1,430.1	100%	5,523
Third-Party Managed Portfolio
United States	3	14.9	100%	—
Asia-Pacific	1	—	—%	—
Third-Party Managed Total / Average	4	14.9	100%	—
Portfolio Total / Average	239	1,445.0	100%	5,523
(1)As of December 31, 2024, we owned 168 of our North American warehouses and 40 of our international warehouses, and we leased 24 of our North American warehouses and 3 of our international warehouses. As of December 31, 2024, 14 of our owned facilities were located on land that we lease pursuant to long-term ground leases.

We own, develop and manage multiple types of temperature-controlled warehouses, which allows us to service our customers’ needs across our network. Our warehouse portfolio consists of five distinct property types:
•Distribution. As of December 31, 2024, we owned or leased 92 distribution centers with approximately 655.9 million cubic feet of temperature-controlled capacity and 2.3 million pallet positions. Distribution centers typically house a wide variety of our customers’ finished products until future shipment to their final destinations. Our food service distribution centers typically supply restaurants, government institutions, hotels, hospitals, and schools, while our retail-focused distribution centers primarily service supermarkets and e-commerce fulfillment centers. Each distribution center is strategically located in a key distribution hub, serving a distinct population center within a major market.
•Public. As of December 31, 2024, we owned or leased 81 public warehouses with approximately 402.6 million cubic feet of temperature-controlled capacity and 1.7 million pallet positions. Public warehouses generally store multiple types of inventory and cater to small and medium-sized businesses by primarily serving the needs of local and regional customers including restaurants, government institutions, hotels, hospitals, schools, or supermarkets.
•Production Advantaged. As of December 31, 2024, we owned or leased 58 production advantaged warehouses with approximately 349.5 million cubic feet of temperature-controlled capacity and 1.5 million pallet positions. Production advantaged warehouses are temperature-controlled warehouses that are typically dedicated to one or a small number of customers. Production advantaged warehouses are generally located adjacent to or otherwise in close proximity to customer processing or production facilities and were often build-to-suit at the time of their construction.
•Facility Leased. As of December 31, 2024, we had 4 facility leased warehouses with approximately 22.1 million cubic feet of temperature-controlled capacity. We charge our customers that are party to these leases rent based on the square footage leased in our warehouses. Our facility leased warehouses are facilities that are leased to third parties, such as retailers, e-tailers, distributors, transportation companies and food producers, that desire to manage their own temperature-controlled warehousing or carry on processing operations generally in warehouses adjacent, or in close proximity, to their retail stores or production facilities. The majority of our facility leased warehouses are leased to third parties under “triple net lease” arrangements.
•Third-Party Managed. As of December 31, 2024, we managed 4 warehouses on behalf of third parties with approximately 14.9 million cubic feet of temperature-controlled capacity. We manage warehouses on behalf of third parties and provide warehouse management services to several leading food retailers and manufacturers in customer-owned facilities, including some of our largest and longest-standing customers. Our third-party managed segment provides a complete outsourcing solution by managing all aspects of the distribution of our customers’ products, including order management, reverse logistics, inventory control and, in some instances, dedicated transportation services for temperature-controlled and ambient (i.e., non-refrigerated) customers.

ITEM 3. Legal Proceedings
From time to time, we may be party to a variety of legal proceedings arising in the ordinary course of our business. We are not a party to, nor is any of our property a subject of, any material litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material impact on our business, financial condition, liquidity, results of operations and prospects. See Note 17 - Commitments and Contingencies to our Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

ITEM 4. Mine Safety Disclosures

None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Americold Realty Trust, Inc.’s common stock is listed on the NYSE under the trading symbol “COLD”. Our common stock has been publicly traded since January 19, 2018. On February 25, 2025, we had approximately 284,393,914 shares of common stock outstanding. The number of holders of record of our common stock on February 25, 2025 was 13. This figure does not represent the actual number of beneficial owners of our common stock because our common stock is frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares. Our future common stock dividends, if and as declared, may vary and will be determined by our Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements.
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
Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust, Inc. common stock during the period from December 31, 2019 through December 31, 2024, with the cumulative total returns on the MSCI US REIT Index (“RMZ”) and the S&P 500 Net TR Index. The comparison assumes that $100 was invested on December 31, 2019 in Americold Realty Trust, Inc. common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, Inc., S&P 500, and RMZ Index
Assumes $100 invested on December 31, 2019
To fiscal year ended December 31, 2024

275
250
225
200
175
150
125
100
75
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
RMZ
S&P 500
COLD

Pricing Date	COLD ($)	S&P 500 ($)	RMZ ($)
12/31/2019	100.00	100.00	100.00
12/31/2020	149.80	153.71	119.17
12/31/2021	131.58	196.99	170.49
12/31/2022	113.60	160.52	128.70
12/31/2023	121.47	201.72	146.38
12/31/2024	85.87	251.15	159.20

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
•The hypothetical investment in Americold Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2019.

Sales of Unregistered Securities
 None.
Purchases of Equity Securities
 None.
Securities Authorized For Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our common stock is authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

Other Stockholder Matters

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K. Refer to our Annual Report on Form 10-K as filed on February 29, 2024, for a discussion of the comparative results of operations for the years ended December 31, 2023 and 2022.
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. The Company operates 239 warehouses globally, totaling approximately 1.4 billion cubic feet, with 195 in North America, 25 in Europe, 17 in Asia-Pacific, and 2 in South America as of December 31, 2024.
Our business includes three primary business segments: warehouse, transportation and third-party managed. We have minority interests in two joint ventures: SuperFrio Armazéns Gerais S.A. (“SuperFrio”), which operates 34 temperature-controlled warehouses in Brazil, and RSA Cold Holdings Limited (the “RSA joint venture”), which operates two temperature-controlled warehouses in Dubai.
Focus on Our Operational Effectiveness and Cost Structure
Our ongoing initiatives, some of which are detailed below, focus on streamlining business operations and reducing costs. This includes i) centralizing processes; ii) implementing operational standards; iii) adopting new technology; iv) enhancing health and safety programs; v) leveraging our networks’ purchasing power; and vi) fully integrating acquired assets and businesses. Such realignments have and will allow us to acquire new talent and strengthen our service offerings.
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
Other costs reduction initiatives
To reduce facility costs, we continue to invest in energy efficiency projects, including LED lighting, thermal and solar energy storage, motion-sensor technology, variable frequency drives, third party efficiency reviews, real-time energy consumption monitoring, rapid open and close doors, and alternative-power generation technologies. We have also fine-tuned our refrigeration systems, implemented rain water harvesting and energy management practices, as well as increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.

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
As noted above, the Company engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of the recommended remediation activities and continues to enhance our policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents.
Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident have been recorded net of insurance recoveries within “Acquisition, cyber incident, and other, net in the Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $161.4 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations and costs deferred in “Other assets” on the Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $80.5 million and $43.9 million as of December 31, 2024 and 2023, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the year ended December 31, 2024 related to the Project Orion ERP implementation was $4.2 million.
Loss on Debt Extinguishment
During the year ended December 31, 2024, the Company purchased the 11 facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024.
These purchases resulted in the recognition of a $115.1 million loss on debt extinguishment during the year ended December 31, 2024. These amounts are recognized within “Loss on debt extinguishment, modifications and termination of derivative instruments” on the Consolidated Statements of Operations.
Impairment of indefinite and long-lived assets
During the year ended December 31, 2024 the Company recorded $33.1 million of impairment charges within “Impairment of indefinite and long-lived assets” on the Consolidated Statements of Operations which is related to the anticipated exit of certain warehouse and transportation related operations.
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
Historically Significant Customer
For the year ended December 31, 2022, one customer accounted for more than 10% of our total revenues, with revenues received of $264.2 million. The Company and this customer transitioned the management of this customer’s warehouses to a new third-party provider during the fourth quarter of 2022, and we are no longer serving this customer in the third-party managed segment. Of the revenues received from this customer, $255.2 million was offset by matching expenses included in our third-party managed cost of operations for the year ended December 31, 2022.
How We Assess the Performance of Our Business
Segment Contribution Net Operating Income (“NOI”)
We evaluate the performance of our primary business segments based on their NOI contribution to our overall results of operations which aligns with how our decision makers evaluate performance.
•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations (excluding any Depreciation and amortization; Impairment of indefinite and long-lived assets; corporate-level Selling, general, and administrative; corporate-level Acquisition, cyber incident, and other, net; Net (gain) loss from sale of real estate; and all components of Other income (expense).
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services operations NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as transportation segment revenues less its cost of operations (excluding any Depreciation and amortization, Impairment of indefinite and long-lived assets, corporate-level Selling, general, and administrative, corporate-level Acquisition, cyber incident, and other, net and Net (gain) loss from sale of real estate) and all components of Other income (expense).
•Third-party Managed segment contribution NOI is calculated as third-party managed segment revenues less its cost of operations (excluding any Depreciation and amortization, Impairment of indefinite and long-lived assets, corporate-level Selling, general, and administrative, corporate-level Acquisition, cyber incident, and other, net and Net (gain) loss from sale of real estate) and all components of Other income (expense).
•Contribution NOI margin for each of these operations is calculated as the applicable contribution NOI measure divided by the applicable revenue measure.

Segment NOI and NOI margin contribution metrics 0help investors understand revenues, costs, and earnings among service types. These NOI contribution measures are supplemental and are not measurements of financial performance under U.S. GAAP. We provide reconciliations of these measures to U.S. GAAP in the results of operations sections below.
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
The following table shows the number of same-store and non-same store warehouses in our portfolio as of December 31, 2024. The non-same store warehouse count in the table below includes the partial period impact of sites exited during the periods presented.

Warehouse site count	As of December 31, 2024
Total Warehouses	239
Same Store Warehouses	226
Non-Same Store Warehouses (1)	9
Third-Party Managed Warehouses	4
(1)The non-same store facility count consists of: 5 sites in the expansion and development phase, 2 facilities that we purchased in 2023, 2 facilities whose operations have ceased and the Company is evaluating alternative use including, third party lease or sale. As of December 31, 2024, there are 6 sites in the development and expansion phase that will be added to the non - same store pool when operations commence.
Same store financial metrics are not a measurement of financial performance under U.S. GAAP. In addition, other companies providing temperature-controlled warehouse storage and handling and other warehouse services may not define same store or calculate same store financial metrics in a manner consistent with our definitions and calculations. Same store financial measures should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures to U.S. GAAP in the discussions of our comparative results of operations below.
Physical Occupancy of our Warehouses
We define average physical occupied pallets as the average number of physically occupied pallets positions in our warehouses for the applicable period.
Physical occupancy percentage is calculated by dividing the average number of physically occupied pallets by the estimated average of total physical pallet positions in our warehouses, regardless of whether they are occupied, for the applicable period.
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
Economic Occupancy of our Warehouses
We define average economic occupied pallets as the sum of the average number of physically occupied pallets and otherwise contractually committed pallets for a given period, without duplication.
Economic occupancy percentage is calculated by dividing the average economic occupied pallets by the estimated average of total physical pallet positions in our warehouses, regardless of whether they are occupied, for the applicable period.
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
Throughput at our Warehouses
The level and nature of throughput at our warehouses significantly impacts our warehouse services revenues. Throughput refers to the volume of pallets entering and exiting our warehouses, with higher levels of throughput driving warehouse services revenues. The nature of throughput can be influenced by various factors including product turnover and shifts in consumer demand. Food manufacturers’ production levels are influenced by market conditions, consumer demand, labor availability, supply chain dynamics and consumer preferences, which all impact throughput.
Constant Currency Metrics
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
Rent, storage, and warehouse services. Our primary source of revenues are rent, storage, and warehouse services fees. Rent and storage revenues are related to the storage of frozen, perishable or other products in our warehouses. We also offer a wide array of value added services including: i) receipt, labeling and storage of goods, ii) customized order retrieval and packaging, iii) blast freezing and ripening, iv) government approved periodic inspections, fumigation, and other treatment services, and v) e-commerce fulfillment and many more.
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
Transportation
Transportation services revenues is derived from fees charged for transportation of our customers products, often including fuel and capacity surcharges.
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
Acquisition, cyber incident, and other, net consists of non-recurring or non-routine costs including acquisition related costs, costs related to Project Orion, litigation and settlement costs outside of the normal course of business, severance, terminated site operations costs, pension plan termination charges, and cyber incident related costs, net of insurance recoveries all of which are not representative of our normal course of operations.
Impairment of indefinite and long-lived assets represents the impairment of goodwill, customer relationship intangibles, and other long-lived assets whose values are considered unrecoverable.
Net (gain) loss from sale of real estate represents gains or losses recognized from the sale of Company owned real estate.
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
Impairment of related party loan receivable represents impairment charges associated with the loan issued to the Comfrio joint venture which is further described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements.
Loss on put option represents the fair value of put option associated with the Comfrio joint venture further described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements.
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on other asset disposals, certain legal settlements, gains recognized during the year ended December 31, 2024 related to the removal of a certain net investment hedge designation, and other miscellaneous transactions.

Results of Operations
Comparison of Results for the Years Ended December 31, 2024 and 2023
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the years ended December 31, 2024 and 2023.

	Years Ended December 31,			Change
	2024 actual	2024 constant currency(1)	2023 actual	Actual	Constant currency

	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$1,059,508	$1,078,900	$1,101,741	(3.8)%	(2.1)%
Warehouse services	1,357,235	1,370,974	1,289,348	5.3%	6.3%
Total revenues	$2,416,743	$2,449,874	$2,391,089	1.1%	2.5%
Global Warehouse cost of operations:
Power	147,453	151,196	147,750	(0.2)%	2.3%
Other facilities costs(2)	256,910	262,127	247,743	3.7%	5.8%
Labor	998,543	1,007,972	1,023,806	(2.5)%	(1.5)%
Other services costs(3)	212,124	215,995	249,187	(14.9)%	(13.3)%
Total warehouse cost of operations	$1,615,030	$1,637,290	$1,668,486	(3.2)%	(1.9)%

Global Warehouse contribution (NOI)	$801,713	$812,584	$722,603	10.9%	12.5%
Rent and storage contribution (NOI)	$655,145	$665,577	$706,248	(7.2)%	(5.8)%
Services contribution (NOI)	$146,568	$147,007	$16,355	796.2%	798.9%
Global Warehouse margin	33.2%	33.2%	30.2%	295 bps	295 bps
Rent and storage margin	61.8%	61.7%	64.1%	-227 bps	-241 bps
Services margin	10.8%	10.7%	1.3%	953 bps	945 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,304	n/a	4,546	(5.3)%	n/a
Average physical occupied pallets	3,731	n/a	4,120	(9.4)%	n/a
Average physical pallet positions	5,523	n/a	5,442	1.5%	n/a
Economic occupancy percentage	77.9%	n/a	83.5%	-561 bps	n/a
Physical occupancy percentage	67.6%	n/a	75.7%	-815 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$246.17	$250.67	$242.35	1.6%	3.4%
Total rent and storage revenues per average physical occupied pallet	$283.97	$289.17	$267.41	6.2%	8.1%
Global Warehouse services metrics:
Throughput pallets	36,509	n/a	37,524	(2.7)%	n/a
Total warehouse services revenues per throughput pallet	$37.18	$37.55	$34.36	8.2%	9.3%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $35.9 million and $37.5 million, on an actual basis, for the year ended December 31, 2024 and 2023, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $12.3 million and $14.3 million, on an actual basis, for the year ended December 31, 2024 and 2023, respectively.
On a constant currency basis, our warehouse segment revenues increased $58.8 million, or 2.5%, during the year ended December 31, 2024, compared to the same period in the prior year. This growth was driven by an increase of $55.8 million in our same store pool, and an increase of $2.9 million in our non-same store pool, both on a constant currency basis, due to factors further discussed below.
On a constant currency basis, our warehouse segment cost of operations decreased $31.2 million, or 1.9%, during the year ended December 31, 2024, compared to the same period in the prior year. The cost of operations for our same store pool decreased $28.1 million, and decreased $3.1 million for our non-same store pool, both on a constant currency basis, due to factors further described below.
On a constant currency basis, warehouse segment NOI contribution increased $90.0 million, or 12.5%, during the year ended December 31, 2024, compared to the same period in the prior year. The NOI for our same store pool increased $83.9 million, or 11.4%, and increased $6.1 million for our non-same store pool, both on a constant currency basis, due to factors further described below.

Same Store and Non-Same Store Analysis
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the years ended December 31, 2024 and 2023.

	Years Ended December 31,			Change
	2024 actual	2024 constant currency(1)	2023 actual	Actual	Constant currency
Number of same store warehouses	226		226
	(Dollars and units in thousands, except per pallet data)
Same store revenues:
Rent and storage	$1,019,217	$1,038,552	$1,059,062	(3.8)%	(1.9)%
Warehouse services	1,323,458	1,337,122	1,260,770	5.0%	6.1%
Total same store revenues	$2,342,675	$2,375,674	$2,319,832	1.0%	2.4%
Same store cost of operations:
Power	141,729	145,467	139,901	1.3%	4.0%
Other facilities costs	242,026	247,142	232,396	4.1%	6.3%
Labor	952,667	962,015	979,032	(2.7)%	(1.7)%
Other services costs	198,707	202,428	233,809	(15.0)%	(13.4)%
Total same store cost of operations	$1,535,129	$1,557,052	$1,585,138	(3.2)%	(1.8)%

Same store contribution (NOI)	$807,546	$818,622	$734,694	9.9%	11.4%
Same store rent and storage contribution (NOI)	$635,462	$645,943	$686,765	(7.5)%	(5.9)%
Same store services contribution (NOI)	$172,084	$172,679	$47,929	259.0%	260.3%
Same store margin	34.5%	34.5%	31.7%	280 bps	279 bps
Same store rent and storage margin	62.3%	62.2%	64.8%	-250 bps	-265 bps
Same store services margin(5)	13.0%	12.9%	3.8%	920 bps	911 bps

Same store rent and storage metrics:
Average economic occupied pallets	4,157	n/a	4,427	(6.1)%	n/a
Average physical occupied pallets	3,606	n/a	4,023	(10.4)%	n/a
Average physical pallet positions	5,248	n/a	5,256	(0.2)%	n/a
Economic occupancy percentage	79.2%	n/a	84.2%	-502 bps	n/a
Physical occupancy percentage	68.7%	n/a	76.5%	-783 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$245.18	$249.83	$239.23	2.5%	4.4%
Same store rent and storage revenues per average physical occupied pallet	$282.64	$288.01	$263.25	7.4%	9.4%
Same store services metrics:
Throughput pallets	35,173	n/a	36,417	(3.4)%	n/a
Same store warehouse services revenues per throughput pallet	$37.63	$38.02	$34.62	8.7%	9.8%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
Same store rent and storage revenues decreased by $20.5 million on a constant currency basis, primarily due to a decrease in economic occupancy of 502 basis points. This decrease was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 4.4% during the year ended December 31, 2024, as compared to the same period in the prior year.
Same store services revenues increased $76.4 million on a constant currency basis, primarily due to pricing initiatives implemented during the latter half of 2023, improved revenue capture, and incremental value added services. Specifically, our constant currency same store services revenues per throughput pallet increased 9.8%

during the year ended December 31, 2024, as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 3.4%.
Same store costs of operations decreased by $28.1 million, on a constant currency basis, primarily driven by lower labor and other service costs. Such costs decreased as a result of lower throughput volume of 3.4% resulting in less overtime and contract labor, in addition to an increased focus on workforce performance and operational efficiencies. More specifically, the decline in other service costs included lower costs associated with supply purchases as well as lower customer claims reserve expense. This was partially offset by an increase in power and other variable facilities costs, primarily facility maintenance, due to ongoing inflationary pressures.

	Years Ended December 31,			Change
	2024 actual	2024 constant currency(1)	2023 actual	Actual	Constant currency
Number of non-same store warehouses	9		12
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues:
Rent and storage	$40,291	$40,348	$42,679	n/r	n/r
Warehouse services	33,777	33,852	28,578	n/r	n/r
Total non-same store revenues	$74,068	$74,200	$71,257	n/r	n/r
Non-same store cost of operations:
Power	5,724	5,729	7,849	n/r	n/r
Other facilities costs	14,884	14,985	15,347	n/r	n/r
Labor	45,876	45,957	44,774	n/r	n/r
Other services costs	13,417	13,567	15,378	n/r	n/r
Total non-same store cost of operations	$79,901	$80,238	$83,348	n/r	n/r

Non-same store contribution (NOI)	$(5,833)	$(6,038)	$(12,091)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$19,683	$19,634	$19,483	n/r	n/r
Non-same store services contribution (NOI)	$(25,516)	$(25,672)	$(31,574)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	147	n/a	119	n/r	n/a
Average physical occupied pallets	125	n/a	97	n/r	n/a
Average physical pallet positions	275	n/a	186	n/r	n/a
Economic occupancy percentage	53.5%	n/a	64.0%	n/r	n/a
Physical occupancy percentage	45.5%	n/a	52.2%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$274.09	$274.48	$358.65	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$322.33	$322.78	$439.99	n/r	n/r
Non-same store services metrics:
Throughput pallets	1,336	n/a	1,107	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$25.28	$25.34	$25.82	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

Transportation Segment
The following table presents the operating results of our transportation segment for the years ended December 31, 2024 and 2023.

	Years Ended December 31,			Change
	2024 actual	2024 constant currency(1)	2023 actual	Actual	Constant currency
	(Dollars in thousands)
Transportation revenue	$209,129	$214,347	$239,670	(12.7)%	(10.6)%
Transportation cost of operations	172,606	176,887	197,630	(12.7)%	(10.5)%
Transportation segment contribution NOI	$36,523	$37,460	$42,040	(13.1)%	(10.9)%

Transportation margin	17.5%	17.5%	17.5%	-8 bps	-6 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $25.3 million, or 10.6%, compared to the prior year. The decrease was primarily due to lower volumes associated with certain warehouses in the UK, the loss of a major customer in the United States that returned during the fourth quarter, and the softening of transportation demand in the general macro-environment.
On a constant currency basis, transportation cost of operations decreased $20.7 million, or 10.5%, compared to the prior year. The decrease was due to the same factors contributing to the decline in revenues mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the years ended December 31, 2024 and 2023.

	Years Ended December 31,			Change
	2024 actual	2024 constant currency(1)	2023 actual	Actual	Constant currency
Number of managed sites	4		5
	(Dollars in thousands)
Third-party managed revenue	$40,669	$40,830	$42,570	(4.5)%	(4.1)%
Third-party managed cost of operations	32,178	32,302	36,641	(12.2)%	(11.8)%
Third-party managed segment contribution (NOI)	$8,491	$8,528	$5,929	43.2%	43.8%

Third-party managed margin	20.9%	20.9%	13.9%	695 bps	696 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

On a constant currency basis, third-party managed revenues decreased $1.7 million, or 4.1%, as compared to the same period in the prior year due to factors further discussed below.
On a constant currency basis, third-party managed cost of operations decreased $4.3 million, or 11.8%, as compared to the same period in the prior year due to factors further discussed below.
On a constant currency basis, third-party managed segment contribution (NOI) increased $2.6 million, or 43.8% as compared to the same period in the prior year. The improvement in margin is primarily due to customer pricing and operational improvements in Australia and certain North America locations. Additionally, the third party managed segment costs are largely passed to the consumer, thus the decline in overall costs aligns with the decline in segment revenues. Lastly, the Company ceased operations of a certain third party managed site during 2024, however, the impact of this exit was not significant.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Change
	2024	2023	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$360,817	$353,743	$7,074	2.0%
Selling, general, and administrative	$255,118	$226,786	$28,332	12.5%
Acquisition, cyber incident, and other, net	$77,169	$64,087	$13,082	20.4%
Impairment of indefinite and long-lived assets	$33,126	$236,515	$(203,389)	(86.0)%
Gain from sale of real estate	$(3,514)	$(2,254)	$(1,260)	(55.9)%
Depreciation and amortization. Depreciation and amortization expense was $360.8 million for the year ended December 31, 2024, an increase of $7.1 million, or 2.0%, compared to $353.7 million for the year ended December 31, 2023. This increase was primarily due to the impact of our recently completed expansion and development projects in our warehouse segment.
Selling, general, and administrative. Corporate-level selling, general, and administrative expenses were $255.1 million for the year ended December 31, 2024, an increase of $28.3 million, or 12.5%, compared to $226.8 million for the year ended December 31, 2023. This increase was primarily driven by general increases in office administrative expenses, most notably data communications, information security related investments, and legal and professional fees, as well as the go live of Project Orion (Phase 1) during the second quarter of 2024, which resulted in higher software related expenses (primarily subscription and deferred costs amortization). Also, certain costs associated with resources diverted to Cyber incident recovery efforts during the year ended December 31, 2023 resulted in lower selling, general, and administrative expenses compared to the current period. For the years ended December 31, 2024 and 2023, selling, general, and administrative expenses were 9.6% and 8.5% of total revenues, respectively.

Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident, and other, net expenses include the following:

	Years Ended December 31,		Change
	2024	2023	$	%
Acquisition, cyber incident, and other, net	(In thousands)
Project Orion expenses	$58,187	$13,929	$44,258	n/r
Severance costs	11,710	11,668	42	0.4%
Acquisition and integration related costs	9,833	5,094	4,739	93.0%
Other, net	2,649	2,058	591	28.7%
Cyber incident related costs, net of insurance recoveries	(5,210)	28,877	(34,087)	n/r
Pension plan termination charges	—	2,461	(2,461)	n/r
Total acquisition, cyber incident, and other, net	$77,169	$64,087	$13,082	20.4%
n/r-not relevant
Refer to Note 8 - Acquisition, Cyber Incident and Other, Net of the Consolidated Financial Statements for a further description of the expenses listed above.
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs. These costs have increased by $44.3 million during the year ended December 31, 2024, primarily due to increased contract labor, professional fees, and other non-capitalizable implementation costs as Phase 1 of the project went live during the year ended December 31, 2024.
Acquisition and integration related costs increased $4.7 million during the year ended December 31, 2024, primarily due to a $3.8 million earn out payment related to a prior acquisition.
Cyber incident related costs, net of insurance recoveries, decreased by $34.1 million during the year ended December 31, 2024, due to a $10.0 million payment received during 2024 for business interruption insurance and a significant reduction in expenses related to the 2023 Cyber incident. Costs for the year ended December 31, 2023 were comprised primarily of incremental internal labor costs, claim reserves, and professional and legal fees related to the 2023 Cyber incident further described in Note 1 - Description of the Business of the Consolidated Financial Statements.
Pension plan termination charges represent costs incurred during the year ended December 31, 2023 related to the termination of the Americold Retirement Income Plan. Refer to Note 1 - Description of the Business of the Consolidated Financial Statements for additional information.
Impairment of indefinite and long-lived assets. For the year ended December 31, 2024, the Company recorded impairment charges related to certain long-lived assets and intangible assets of $33.1 million primarily due to the anticipated exit of certain warehouse and transportation related operations. For the year ended December 31, 2023, the Company recorded goodwill impairment charges of $236.5 million in our European warehouse business as a result of our annual goodwill impairment evaluation process.
Gain from sale of real estate. The sale of real estate during the year ended December 31, 2024 included a $3.5 million gain related to the strategic sale of a facility in the United States. During the year ended December 31, 2023, the Company recorded a $2.3 million gain from the sale of a facility in Canada.

Other Income and Expense
The following table presents other income and expense for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Change
	2024	2023	$	%
Other income (expense):	(In thousands)
Interest expense	$(135,323)	$(140,107)	$4,784	3.4%
Loss on debt extinguishment, modifications and termination of derivative instruments	$(116,082)	$(2,482)	$(113,600)	n/r
Loss from investments in partially owned entities	$(3,702)	$(1,442)	$(2,260)	n/r
Impairment of related party loan receivable	$—	$(21,972)	$21,972	n/r
Loss on put option	$—	$(56,576)	$56,576	n/r
Other, net	$27,919	$2,795	$25,124	n/r

Loss from discontinued operations, net of tax	$—	$(10,453)	$10,453	n/r
n/r-not relevant
Interest expense. Interest expense was $135.3 million for the year ended December 31, 2024, a decrease of $4.8 million, or 3.4%, compared to $140.1 million for the year ended December 31, 2023. This decrease was driven by lower average revolver balances, higher capitalized interest attributable to an increased level of growth and development initiatives, and the Company’s purchase of 11 previously leased facilities accounted for as failed sale-leaseback transactions resulting in lower interest expense during the period. The decrease was partially offset by incremental interest on the $500.0 million Public Senior Unsecured Notes issued on September 12, 2024.
Loss on debt extinguishment, modifications and termination of derivative instruments. The Company purchased 11 facilities accounted for as failed sale-leaseback transactions during the year ended December 31, 2024, resulting in a loss on debt extinguishment of $115.1 million. Additionally, the Company recognized a loss of $1.0 million and $2.5 million on the termination of derivative instruments during the years ended December 31, 2024 and 2023, respectively, which represents the amortization of fees paid for the interest rate swaps terminated during 2020. The amortization of these fees ended in August 2024.
Loss from investments in partially owned entities. We recorded a loss of $3.7 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively, representing our ownership share of the net losses of our joint ventures, SuperFrio and RSA. The increase in the loss reported is primarily due to a higher net loss from Superfrio for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to lower occupancy rates and increased operating and interest expenses.
Impairment of related party loan receivable. In 2022, the Company entered into a loan agreement with Comfrio, a former joint venture, in which Comfrio borrowed $25.0 million from Americold at a 10% annual fixed interest rate. During the year ended December 31, 2023, the Company fully impaired the outstanding balance as the loan was deemed uncollectible.
Loss on put option. Loss on put option was $56.6 million for the year ended December 31, 2023, which represents the loss we recognized when the exercise of the Comfrio put was deemed probable. See Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements for further details.

Other, net. The following table presents items included in other, net for the years ended December 31, 2024 and 2023.

	Years Ended December 31,		Change
	2024	2023	$	%
Other, net	(In thousands)
Gain from removal of hedge designation	$11,431	$—	$11,431	n/r
Prior acquisition settlement	8,391	—	8,391	n/r
Interest income	4,951	2,434	2,517	103.4%
Other income	3,240	2,183	1,057	48.4%
Loss from asset disposal	(94)	(3,960)	3,866	97.6%
Proceeds from litigation settlement	—	3,029	(3,029)	n/r
Loss in non-service pension cost	—	(891)	891	n/r
Total other, net	$27,919	$2,795	$25,124	n/r
n/r-not relevant
Other, net was a benefit of $27.9 million for the year ended December 31, 2024, an increase of $25.1 million compared to $2.8 million for the year ended December 31, 2023. This is primarily due to an $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver (of which $10.4 million was previously classified in “Accumulated other comprehensive loss”), in addition to an $8.4 million settlement related to a representations and warranty claim for a prior acquisition, both of which occurred during the year ended December 31, 2024.
During the year ended December 31, 2023, the Company was awarded a $10.0 million settlement as a plaintiff related to an ongoing lawsuit with a vendor previously engaged to perform automation related services at one of its facilities, which included $3.0 million related to lost profits for prior periods through December 31, 2023, which was recognized in Other, net as proceeds from litigation settlement.
Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax was $10.5 million for the year ended December 31, 2023, which represents amounts the Company recognized related to the Comfrio joint venture, which the Company acquired and subsequently sold in 2023. Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations for further information regarding the acquisition and disposition of the Comfrio portfolio.
Income Tax Benefit
Income tax benefit from continuing operations for the year ended December 31, 2024 was $8.4 million, which represents an increase of $6.1 million, compared to an income tax benefit from continuing operations of $2.3 million for the year ended December 31, 2023. The increased tax benefit primarily resulted from greater foreign losses generated from continuing operations during the year ended December 31, 2024. We also recorded $5.5 million tax expense during the year ended December 31, 2024 for valuation allowances created in certain foreign jurisdictions, compared to a $3.8 million valuation allowance the during year ended December 31, 2023.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, Core EBITDA, and net debt to pro-forma Core EBITDA.
We calculate funds from operations, or FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation and amortization, impairment charge on real estate related assets, and our share of reconciling items for partially owned entities. We believe that FFO is helpful to investors as a supplemental performance measure because it excludes the effect of real estate related depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of Net (gain) loss on sale of non-real estate assets, Acquisition, cyber incident, and other, net, Impairment of indefinite and long-lived assets (excluding certain real estate assets), Loss on debt extinguishment, modifications and termination of derivative instruments, Foreign currency exchange (gain) loss, Gain on legal settlement related to prior period operations, Gain on extinguishment of New Market Tax Credit Structure, Loss on deconsolidation of Chile Joint JV, Project Orion deferred costs amortization, Our share of reconciling items related to partially owned entities, Loss from discontinued operations, net of tax, Impairment of related party loan receivable, Loss on put option, and Gain on sale of LATAM JV. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability, Amortization of below/above market leases, Non-real estate asset impairment, Straight-line rent adjustment, Deferred income tax benefit, Stock-based compensation expense, Non-real estate depreciation and amortization, Maintenance capital expenditures, and Our share of reconciling items related to partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our Consolidated Statements of Operations included elsewhere in this Annual Report on Form 10-K. FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. The table below reconciles FFO, Core FFO and Adjusted FFO to Net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Years Ended December 31,
	2024	2023	2022
Net loss	$(94,749)	$(336,269)	$(19,474)
Adjustments:
Real estate related depreciation	225,388	222,837	210,171
Net (gain) loss from sale of real estate	(3,514)	(2,254)	5,689
Net loss on real estate related asset disposals	330	235	1,135
Impairment charges on certain real estate assets	20,985	—	3,407
Our share of reconciling items related to partially owned entities	1,144	1,705	4,410
NAREIT FFO (3)	$149,584	$(113,746)	$205,338
Adjustments:
Net (gain) loss on sale of non-real estate assets	(236)	3,725	2,421
Acquisition, cyber incident, and other, net	77,169	64,087	32,511
Impairment of indefinite and long-lived assets (excluding certain real estate assets)	12,141	236,515	3,209
Loss on debt extinguishment, modifications and termination of derivative instruments	116,082	2,482	3,217
Foreign currency exchange (gain) loss	(8,833)	431	975
Gain on legal settlement related to prior period operations	(6,104)	(2,180)	—
Gain on extinguishment of New Market Tax Credit Structure	—	—	(3,410)
Loss on deconsolidation of Chile Joint JV	—	—	4,148
Project Orion deferred costs amortization	4,182	—	—
Our share of reconciling items related to partially owned entities	805	64	574
Loss from discontinued operations, net of tax	—	8,072	—
Impairment of related party loan receivable	—	21,972	—
Loss on put option	—	56,576	—
Gain on sale of LATAM JV	—	(304)	—
Core FFO applicable to common stockholders (3)	344,790	277,694	248,983
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	5,329	5,095	4,833
Amortization of below/above market leases	1,445	1,506	2,131
Non-real estate asset impairment	—	—	764
Straight-line rent adjustment	1,612	1,011	747
Deferred income tax benefit	(13,210)	(10,781)	(22,561)
Stock-based compensation expense (1)	25,274	23,592	27,137
Non-real estate depreciation and amortization	135,429	130,906	121,275
Maintenance capital expenditures (2)	(80,951)	(78,411)	(85,511)
Our share of reconciling items related to partially owned entities	671	1,013	2,482
Adjusted FFO applicable to common stockholders (3)	$420,389	$351,625	$300,280
(1)Stock-based compensation expense excludes the stock compensation expense associated with employee awards granted in conjunction with Project Orion, which are recognized within Acquisition, cyber incident, and other, net.
(2)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(3)During the year ended December 31, 2023, management excluded certain losses from discontinued operations from Core FFO applicable to common stockholders, and Adjusted FFO applicable to common stockholders and included certain losses from discontinued operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recast as follows:

	Recast for Years Ended December 31,
	2023	2022
	(In thousands)
NAREIT FFO	$(114,378)	$202,088
Core FFO applicable to common stockholders	$279,395	$254,078
Adjusted FFO applicable to common stockholders	$353,242	$303,007
We calculate NAREIT EBITDA for Real Estate, or EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, Net loss before Depreciation and amortization, Interest expense, Income tax benefit, Net (gain) loss from sale of real estate, and Adjustment to reflect share of EBITDAre of partially owned entities. EBITDAre is a measure commonly used in our industry, and we present EBITDAre to enhance investor understanding of our operating performance. We believe that EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as EBITDAre further adjusted for Acquisition, cyber incident, and other, net, Loss from investments in partially owned entities, Impairment of indefinite and long-lived assets, Foreign currency exchange (gain) loss, Stock-based compensation expense, Loss on debt extinguishment, modifications and termination of derivative instruments, Loss on other asset disposals, Gain on extinguishment of New Market Tax Credit Structure, Loss on deconsolidation of Chile Joint JV, Gain on legal settlement related to prior period operations, Project Orion deferred costs amortization, Reduction in EBITDAre from partially owned entities, Gain on sale of LATAM JV, Loss from discontinued operations, net of tax, Impairment of related party loan receivable, and Loss on put option. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in EBITDAre but which we do not believe are indicative of our core business operations. EBITDAre and Core EBITDA are not measurements of financial performance under U.S. GAAP, and our EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our EBITDAre and Core EBITDA as alternatives to net income/loss or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of EBITDAre and Core EBITDA have limitations as analytical tools, including:
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
We use EBITDAre and Core EBITDA as measures of our operating performance and not as measures of liquidity. The table below reconciles NAREIT EBITDAre and Core EBITDA to Net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Years Ended December 31,
	2024	2023	2022
Net loss	$(94,749)	$(336,269)	$(19,474)
Adjustments:
Depreciation and amortization	360,817	353,743	331,446
Interest expense	135,323	140,107	116,127
Income tax benefit	(8,428)	(2,273)	(18,836)
Net (gain) loss from sale of real estate	(3,514)	(2,254)	5,689
Adjustment to reflect share of EBITDAre of partially owned entities	5,909	8,996	17,815
NAREIT EBITDAre (2)	$395,358	$162,050	$432,767
Adjustments:
Acquisition, cyber incident, and other, net	77,169	64,087	32,511
Loss from investments in partially owned entities	3,702	3,823	9,300
Impairment of indefinite and long-lived assets	33,126	236,515	7,380
Foreign currency exchange (gain) loss	(8,833)	431	975
Stock-based compensation expense (1)	25,274	23,592	27,137
Loss on debt extinguishment, modifications and termination of derivative instruments	116,082	2,482	3,217
Loss on other asset disposals	94	3,960	3,556
Gain on extinguishment of New Market Tax Credit Structure	—	—	(3,410)
Loss on deconsolidation of Chile Joint JV	—	—	4,148
Gain on legal settlement related to prior period operations	(6,104)	(2,180)	—
Project Orion deferred costs amortization	4,182	—	—
Reduction in EBITDAre from partially owned entities	(5,909)	(8,996)	(17,815)
Gain on sale of LATAM JV	—	(304)	—
Loss from discontinued operations, net of tax	—	8,072	—
Impairment of related party loan receivable	—	21,972	—
Loss on put option	—	56,576	—
Core EBITDA	$634,141	$572,080	$499,766
(1)Stock-based compensation expense excludes the stock compensation expense associated with employee awards granted in conjunction with Project Orion, which are recognized within Acquisition, cyber incident, and other, net.
(2)During the year ended December 31, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recasted are as follows:

	Recasted Years Ended December 31,
(In thousands)	2023	2022
NAREIT EBITDAre	$160,616	$419,791

Net Debt to Core EBITDA Computation
(In thousands)
	As of December 31,
	2024		2023
Borrowings under revolving line of credit	$255,052		$392,156
Senior unsecured notes and term loan – net of deferred financing costs of $13,882 and $10,578 in the aggregate, at December 31, 2024 and 2023, respectively	3,031,462		2,601,122
Sale-leaseback financing obligations	79,001		161,937
Financing lease obligations	95,784		97,177
Total debt	3,461,299		3,252,392
Deferred financing costs	13,882		10,578
Gross debt	3,475,181		3,262,970
Adjustments:
Less: cash, cash equivalents and restricted cash	47,652		60,392
Net debt	$3,427,529		$3,202,578

Core EBITDA	$634,141		$572,080
Adjustments(1)	—		2,069
Pro-forma Core EBITDA	$634,141		$574,149
Net debt to pro-forma Core EBITDA(2)	5.4	x	5.6	x
(1)As of December 31, 2023, amount includes nine months of Core EBITDA from the Safeway acquisition prior to Americold’s ownership as well as the facility lease expense for sites that the Company previously incurred operating lease expense for but was subsequently purchased.
(2)Net debt to pro-forma Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash, cash equivalents and restricted cash divided by (ii) pro-forma and/or Core EBITDA. If applicable, we calculate pro-forma Core EBITDA as Core EBITDA further adjusted for acquisitions. The pro-forma adjustment for acquisitions reflects the Core EBITDA for the period of time prior to acquisition. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash, cash equivalents and restricted cash, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

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
•our Senior Unsecured Revolving Credit Facility;
•our Current ATM Equity Program;
•public debt offerings under the Company’s Universal Shelf Registration Statement; and
•other forms of debt financings and equity offerings, including capital raises through joint ventures.
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

Universal Shelf Registration Statement
On March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (as amended from time to time, the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company and certain subsidiaries. The Registration Statement was amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants to the Registration Statement, since each such co-registrant may be a guarantor of some or all of the debt securities of the Operating Partnership with respect to which offers and sales are registered under the Registration Statement.
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

In August 2023, we sold 13,244,905 common shares under the Prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the Prior ATM Equity Program were used to repay a portion of our revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the year ended December 31, 2024, we did not sell any shares of our common stock under the Current ATM Equity Program.
Public Senior Unsecured Notes
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Company’s 5.409% notes (the “Public Senior Unsecured Notes”) due September 12, 2034. The Public Senior Unsecured Notes were offered pursuant to the Registration Statement further described in Note 1 - Description of the Business to these Consolidated Financial Statements. The Public Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership, and certain subsidiaries of the Operating Partnership. The Public Senior Unsecured Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year, with the first payment occurring March 12, 2025. The proceeds from the issuance of the Public Senior Unsecured Notes were used to repay a portion of borrowings previously outstanding.
In connection with the issuance of the Public Senior Unsecured Notes, we incurred approximately $6.1 million of debt issuance costs. The unamortized balance of these costs are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the accompanying Consolidated Balance Sheets and totaled $6.0 million as of December 31, 2024. These costs are amortized through the maturity date as interest expense under the effective interest method.
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
Summarized financial information of the aforementioned guarantors associated with the Public Senior Unsecured Notes is included within the Supplemental Guarantor Financial Information section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K.
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
Our bad debt expense was $7.6 million and $6.4 million primarily recognized within Rent, storage, and warehouse services cost of operations in the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we maintained bad debt allowances of approximately $24.4 million and $21.6 million, respectively, which we believe to be adequate. The increase in bad debt expense is driven primarily by a slight increase in the aged accounts receivable.
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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of December 31, 2024:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate(1)	$3,045,344
Variable interest rate - unhedged	255,052
Senior unsecured notes, term loans and borrowings under revolving line of credit	3,300,396

Sale-leaseback financing obligations	79,001
Financing lease obligations	95,784
Total debt and debt-like obligations	$3,475,181

Percent of total debt and debt-like obligations:
Fixed interest rate(1)	92.7%
Variable interest rate - unhedged	7.3%

Effective interest rate as of December 31, 2024(2)	4.10%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
(2)The effective interest rate presented includes the amortization of deferred financing costs and is based on the hedged rate for the $375.0 million TLA Tranche A-1, the C$250.0 million TLA Tranche A-2, and the $270.0 million TLA Tranche A-3. All other debt instruments are based on contractual rates.
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of December 31, 2024, our debt had a weighted average term to maturity of approximately 5.1 years, assuming exercise of extension options.
During the second quarter of 2024, the Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in the United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million, previously classified within “Accumulated other comprehensive loss” on the Consolidated Balance Sheets, was recorded as a Gain from removal of hedge designation within “Other, net” on the Consolidated Statements of Operations for the year ended December 31, 2024. The Company has determined that the impacts of this adjustment are immaterial to the current and prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the year ended December 31, 2024.
For further information regarding outstanding indebtedness, refer to Note 9 - Debt, Note 10 - Derivative Financial Instruments and Note 18 - Accumulated Other Comprehensive Loss to our Consolidated Financial Statements included in this 2024 Annual Report on Form 10-K.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:

•BBB with a (Stable Outlook) from Fitch
•BBB with a (Positive Trend) outlook from DBRS Morningstar
•Baa3 with a (Stable Outlook) from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” herein this 2024 Annual Report on Form 10-K for further details regarding the potential impacts from changes in our credit ratings.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic and preventative approach to maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and ensure that our warehouses meet the “mission-critical” role they serve in the cold chain.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized investments made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology systems. Examples of maintenance capital expenditures related to our existing temperature-controlled warehouse network include roof and refrigeration equipment replacement and upgrading our racking systems. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries. Examples of maintenance capital expenditures related to information technology include expenditures on existing servers, networking equipment and current software. Maintenance capital expenditures do not include acquisition costs contemplated when underwriting the purchase of a building or costs which are incurred to bring a building up to Americold’s operating standards.
The following table sets forth our maintenance capital expenditures for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(In thousands)
Real estate	$73,224	$70,772
Personal property	3,938	3,124
Information technology	3,789	4,515
Maintenance capital expenditures	$80,951	$78,411

Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of normal maintenance and repairs and minor replacements that do not materially extend the life of the property or provide future economic benefits. Repair and maintenance expenses consist of expenses related to our existing temperature-controlled warehouse network and its existing supporting personal property and are reflected as operating expenses on the Consolidated Statements of Operations. Examples of repair and maintenance expenses related to our warehouse portfolio include ordinary repair and maintenance on roofs, racking, walls, doors, parking lots and refrigeration equipment. Examples of repair and maintenance expenses related to personal property include ordinary repair and maintenance expenses on material handling equipment (e.g., fork lifts and pallet jacks) and related batteries.
The following table sets forth our repair and maintenance expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(In thousands)
Real estate	$46,371	$56,210
Personal property	81,382	62,485
Repair and maintenance expenses	$127,753	$118,695
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
Acquisitions & Dispositions
During the year ended December 31, 2023, we completed the acquisitions of Safeway, Ormeau, and Comfrio (subsequently disposed during 2023). Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements for details of the purchase price allocation for each acquisition.
Expansion and Development
The expansion and development expenditures (inclusive of capitalized interest, compensation, and travel expenses) for the year ended December 31, 2024 include $42.9 million related to our two fully-automated, build-to-suit development sites in Connecticut and Pennsylvania; $32.4 million related to our Kansas City, Missouri facility; $31.4 million related to the Allentown, Pennsylvania facility; $6.9 million related to our Russellville, Arkansas expansion; $6.4 million for our Dallas Ft. Worth expansion; $5.6 million related to our Sydney, Australia expansion; $1.9 million related to our Atlanta, Georgia Major Market Strategy - Phase 2; and

$31.7 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This includes return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Additionally, we incurred approximately $54.0 million for contemplated future expansion or development projects and $15.5 million for information technology related assets.
During the year ended December 31, 2024, we capitalized interest of $17.6 million and compensation and travel expenses of $26.4 million related to our ongoing expansion and development projects, which is included in the summarized expansion and development expenditures listed above.
The expansion and development expenditures (inclusive of capitalized interest, compensation, and travel expenses) for the year ended December 31, 2023 include $25.0 million related to our two fully-automated, build-to-suit development sites in Connecticut and Pennsylvania; $20.0 million related to our Russellville, Arkansas expansion; $13.3 million related to our Spearwood, Australia expansion; $11.9 million related to our Atlanta, Georgia Major Market Strategy - Phase 2; $5.0 million related to the Allentown, Pennsylvania facility; and $17.3 million of corporate initiatives and smaller customer driven growth projects, which are designed to reduce future spending over the course of time. This includes return on investment projects, conversion of leases to owned assets, and other cost-saving initiatives. Additionally, we incurred approximately $33.7 million for contemplated future expansion or development projects and $10.2 million for information technology related assets.
During the year ended December 31, 2023, we capitalized interest of $13.2 million and compensation and travel expenses of $17.5 million related to our ongoing expansion and development projects, which is included in the summarized expansion and development expenditures listed above.
The following table sets forth our acquisition, expansion and development capital expenditures for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(In thousands)
Business combinations	$—	$46,653
Asset acquisitions	—	65,771
Expansion and development initiatives	213,261	126,160
Information technology	15,478	10,208
Growth and expansion capital expenditures	$228,739	$248,792
Historical Cash Flows
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Years Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$411,877	$366,155
Net cash used in investing activities	$(313,183)	$(357,073)
Net cash used in financing activities	$(106,785)	$(285)

Operating Activities
For the year ended December 31, 2024, our net cash provided by operating activities was $411.9 million, an increase of $45.7 million, or 12.5%, compared to $366.2 million for the year ended December 31, 2023. The increase is primarily due to higher warehouse segment contribution and improved collection of accounts receivable.
Investing Activities
For the year ended December 31, 2024, cash used for additions to property, buildings, and equipment was $309.5 million, reflecting investments in our various expansion and development projects and capitalized maintenance expenditures. Other investing activities included cash outflows of $13.0 million, primarily associated with loans and capital contributions to one of our partially owned entities. These cash outflows were partially offset by proceeds from the sale of real estate of $9.3 million.
For the year ended December 31, 2023, cash used for additions to property, buildings, and equipment was $264.5 million, reflecting investments in our various expansion and development projects and capitalized maintenance expenditures. We also invested $65.8 million for the asset acquisitions of Safeway, Ormeau and Green Bay and $46.7 million for the acquisition of Comfrio. Additional cash outflows included $20.5 million, primarily associated with loans and capital contributions to partially owned entities. Finally, we incurred $4.6 million in selling costs related to the sale of Comfrio. These cash outflows were partially offset by $36.9 million in proceeds from the sale of our remaining equity interest to the LATAM JV partner and $8.1 million in proceeds from the sale of various assets.
Financing Activities
For the year ended December 31, 2024, cash provided by financing activities consisted primarily of $827.2 million in proceeds from our revolving line of credit and $500.0 million in proceeds from our Public Senior Unsecured Notes offering, which were used to repay a portion of the borrowings outstanding under our revolving line of credit and to fund $6.0 million of issuance costs related to the offering. Cash used in financing activities consisted primarily of $942.2 million of repayments on our revolving line of credit, $252.1 million of dividend distributions, and $45.0 million of payments related to lease obligations. Lastly, the Company purchased 11 facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations for $191.0 million.
For the year ended December 31, 2023, cash provided by financing activities consisted primarily of $716.3 million in proceeds from our revolving line of credit and $412.6 million in proceeds from issuance of common stock under the Prior ATM Equity Program. Cash used in financing activities consisted primarily of $832.5 million of repayments on our revolving line of credit, $242.2 million of dividend distributions, and $57.1 million of payments related to lease obligations..
Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited Consolidated Financial Statements and our unaudited interim Consolidated Financial Statements, each of which has been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements, in conformity with U.S. GAAP, requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For discussion of all of our significant accounting policies, see Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.
Goodwill Impairment Evaluation
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. Alternatively, the Company may elect to proceed directly to the quantitative impairment test.
When quantitatively evaluating whether goodwill of a reporting unit is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The Company estimates the fair value of its reporting units using a methodology, or combination of methodologies, including a discounted cash flow analysis and/or a market-based valuation. The estimates of future cash flows are subject, but not limited to the following inputs and assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rate, and discount rates, which are affected by expectations about future market and economic conditions. The assumptions and inputs are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2024, our reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, and Asia-Pacific warehouse. The results of our 2024 impairment test for our reporting units indicated that the estimated fair value of each of our reporting units was in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.
Goodwill Impairment in Prior Years
As of October 1, 2023, as a result of its annual evaluation, the Company determined its goodwill within the Europe warehouse reporting unit, a component of the warehouse operating segment, was fully impaired.

Accordingly, the Company recognized a goodwill impairment loss of $236.5 million within Impairment of indefinite and long-lived assets in the Consolidated Statements of Operations during the year ended December 31, 2023. Factors that led to this conclusion included i) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond the Company’s control, ii) inability to achieve local operating results at historical underwritten values, and iii) increased tax rates applicable in the related European jurisdictions. The Company engaged the assistance of a third-party valuation firm to perform the goodwill quantitative impairment test, which included an assessment of the Europe Warehouse reporting unit’s fair value relative to the carrying value that was derived using the income approach. The assumptions used in the quantitative impairment test were estimates and used Level 3 inputs. The estimation of the net present value of future cash flows was based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the discount rates were the most subjective and/or complex. These assumptions were based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is no remaining goodwill related to the Europe warehouse reporting unit following this impairment.
In 2022, the Company strategically shifted its focus to the core warehouse portfolio, terminating and winding down business with one of the largest customers in the North America third-party managed reporting unit resulting in a goodwill impairment charge of $3.2 million. There is no remaining goodwill related to the North America third-party managed reporting unit following this impairment, as the remaining business was immaterial.
Business Combinations
We describe our accounting policy for business combinations and related estimates in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements. Additionally, we have disclosed all business combinations completed during 2023 in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations to the Consolidated Financial Statements.
New Accounting Pronouncements
See Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Supplemental Guarantor Financial Information
On September 12, 2024 we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% (the “Public Senior Unsecured Notes”) due September 12, 2034. Interest is payable on March 12 and September 12 of each year, with the first payment occurring March 12, 2025.
On the date of issuance of the Public Senior Unsecured Notes, each of the Company and Americold Realty Operations, Inc. (together, the “Parent Guarantors”), and each of Nova Cold Logistics, Americold Australian Holdings and Icecap Properties NZ Limited (the “Subsidiary Guarantors” and together with the Parent Guarantors, the “Initial Guarantors”), jointly and severally, fully and unconditionally guaranteed the Operating Partnership’s obligations under the Public Senior Unsecured Notes, including the due and punctual payment of principal of, and premium, if any, and interest on, the Public Senior Unsecured Notes.
The following table contains the summarized financial information of the Initial Guarantors and the operating partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	(In thousands)
Total Assets	$5,720,217	$5,805,363
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$3,552,290	$3,533,750

	Years Ended December 31,
	2024	2023
	(In thousands)
Total Revenues	$1,615,888	$1,585,803
Revenues from sales to subsidiaries other than the initial guarantors	$—	$—
Operating Income	$103,659	$74,470
Net loss from continuing operations	$(74,972)	$(81,859)
Net loss attributable to the entity	$(74,972)	$(81,859)
Separate Consolidated Financial Statements of the Operating Partnership have not been presented in accordance with Rule 3-10 of Regulation S-X and Rule 12h-5 under the Securities and Exchange Act of 1934.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our future income and cash flows relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
As of December 31, 2024, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at one-month Adjusted Term SOFR for the USD tranches and adjusted daily CORRA for the CAD tranche. These rates are also subject to contractual margins up to 0.94% and index adjustments of 0.10% on SOFR and 0.30% on CORRA. We have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.20% and all of our outstanding CAD-denominated term loan at a rate of 4.53%.
Additionally, as of December 31, 2024, we had $14.0 million, C$35.0 million, €70.5 million, A$197.0 million, and NZ$39.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At December 31, 2024, adjusted daily SOFR was approximately 4.41%, adjusted daily CORRA was approximately 3.61%, one-month AUD BBSW was approximately 4.37%, one-month EURIBOR was approximately 2.86%, and one-month BKBM was approximately 4.42%. These rates are also subject to contractual margins of 0.84% and an index of adjustment of 0.10% on SOFR and 0.30% on CORRA. The interest rate paid on borrowings can never drop below 0.0%, although the associated benchmark rate does. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $2.6 million, and a 100 basis point decrease in market interest rates would result in a $2.6 million decrease in annual interest expense.
Foreign Currency Risk
Our international revenues and expenses are generated in the currencies of the countries in which we operate, including Australia, New Zealand, Argentina, Canada and several European countries. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A 10% depreciation in the year-end functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our total equity of approximately $35.3 million as of December 31, 2024. However, to manage this risk, as of December 31, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of its net investments in certain international subsidiaries. Additionally, the Company periodically enters into cross-currency swap agreements, which effectively mitigate the Company’s exposure to fluctuations in cash flows due to changes in foreign exchange rates. As of December 31, 2024, the Company’s outstanding intercompany loan balance of A$153.5 million was hedged under a cross-currency swap agreement. Refer to Note 10 - Derivative Financial Instruments for further details.
Our operations in Argentina are reported using highly inflationary accounting. The Argentina subsidiary’s functional currency is the Australian dollar, which is the reporting and functional currency of their immediate parent company. The entity’s statements of operations and balance sheets have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. As of December 31, 2024, the net monetary assets of the Argentina subsidiary were immaterial and, therefore, a 10% unfavorable change in the exchange rate would not be material. Additionally, the operating income of the Argentina subsidiary was 2.0% and 1.0% of our consolidated operating income for the years ended December 31, 2024 and 2023, respectively.
For the years ended December 31, 2024 and 2023, revenues from our international operations were $591.4 million and $597.2 million, respectively, which represented 22.2% and 22.3% of our consolidated revenues, respectively.
Net assets in international operations were approximately $352.8 million and $443.2 million as of December 31, 2024 and 2023 ($1.1 billion as of December 31, 2023 excluding net intercompany liabilities), respectively.
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
During the years ended December 31, 2024, 2023 and 2022, we funded various international capital requirements, including acquisitions, and various expansion and development projects with borrowings from our Senior Unsecured Revolving Credit Facility. Certain foreign-denominated borrowings under our Senior Unsecured Revolving Credit Facility were designated as a net investment hedge. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on these borrowings is recorded to Accumulated other comprehensive loss.
ITEM 8. Financial Statements and Supplementary Data
The independent registered public accounting firm’s reports, Consolidated Financial Statements and the schedule listed in the “Index to Financial Statements” within Item 15. Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K are filed as part of this report and incorporated herein by reference.
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
As of December 31, 2024 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for the preparation and fair presentation of the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. GAAP and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). Based on our assessment, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2024.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Americold Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Americold Realty Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Americold Realty Trust, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the index at Item 15(b) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 27, 2025

ITEM 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits, Financial Statements and Schedules
 Americold Realty Trust, Inc. and Subsidiaries
The following documents are filed as a part of this Annual Report on Form 10-K:
a.Financial Statements and Schedules
b.
c.Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Conversion (incorporated by reference to Exhibit 2.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on May 25, 2022)
3.2	Articles of Incorporation of Americold Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on May 25, 2022)
3.3	Amended and Restated Bylaws of Americold Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on December 7, 2022)
3.4
Certificate of Limited Partnership of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.3 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 26, 2019)

3.5
Amended and Restated Limited Partnership Agreement of Americold Realty Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust’s Current Report on Form 8-K filed on July 2, 2019)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 27, 2023)
4.2
Registration Rights Agreement, dated as of December 30, 2020 by and among Americold Realty Trust and the Holders named therein (incorporated by reference to Exhibit 4.2 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 1, 2021)

4.3
Indenture, dated as of September 12, 2024, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Americold Realty Trust’s Current Report on Form 8-K filed on September 12, 2024)

4.4
First Supplemental Indenture, dated as of September 12, 2024, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Americold Realty Trust’s Current Report on Form 8-K filed on September 12, 2024)

4.5	Form of 5.409% Notes due 2034 (incorporated by reference to Exhibit 4.3 to Americold Realty Trust’s Current Report on Form 8-K filed on September 12, 2024 and included in Exhibit 4.2 thereto)
4.6	Form of Notation of Guarantee (incorporated by reference to Exhibit 4.3 to Americold Realty Trust’s Current Report on Form 8-K filed on September 12, 2024 and included in Exhibit 4.1 thereto)
10.1
Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on December 5, 2018)

10.2
Note and Guaranty Agreement, dated as of May 7, 2019, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on May 8, 2019)

10.3
Note and Guaranty Agreement, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021)

10.4
Amendment No. 1 dated as of April 23, 2019, to the Note and Guaranty Agreement, dated as of December 4, 2018, 2020, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)

10.5
Amendment No. 1 dated as of December 30, 2020, to the Note and Guaranty Agreement, dated as of May 7, 2019, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021)

10.6
Amendment No. 2 dated as of December 30, 2020, to the Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Current Report on Form 8-K filed on January 6, 2021)

10.7
Amendment No. 1 dated as of June 18, 2021, to the Note and Guaranty Agreement, dated as of December 30, 2020, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021)

10.8
Amendment No. 2 dated as of June 18, 2021, to the Note and Guaranty Agreement, dated as of May 7, 2019, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021)

10.9
Amendment No. 3 dated as of June 18, 2021, to the Note and Guaranty Agreement, dated as of December 4, 2018, by and among the Operating Partnership, the Company and the purchasers named therein (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on August 6, 2021)

10.10
Credit Agreement, dated as of August 23, 2022, by and among the Operating Partnership, the Company, the Several Lenders and Letter of Credit Issuers from Time to Time Parties Thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Americold Realty Trust Inc.’s Current Report on Form 8-K filed on August 24, 2022)

10.11#	Form of Employment Agreement (Executive Vice President) (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on November 5, 2021)
10.12#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A (File No. 333-221560), filed on December 19, 2017)
10.13#
Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A (File No. 333-221560), filed on January 12, 2018)

10.14#
Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A (File No. 333-221560), filed on December 20, 2017)

10.15#
Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018)

10.16#
Form of Annual Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018)

10.17#
Form of Retention Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018)

10.18#
Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 15, 2018)

10.19#
Form of Annual Director OP Unit Award Agreement (incorporated by referenced to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019)

10.20#
Form of Retention OP Unit Award Agreement (incorporated by referenced to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019)

10.21#
Form of Performance OP Unit Award Agreement (incorporated by referenced to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 9, 2019)

10.22#	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020)
10.23#
Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))

10.24#
Form of Time-Based Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021)

10.25#
Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021)

10.26#
Form of Time-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021)

10.27#
Form of Time-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (CEO) (incorporated by reference to Exhibit 10.27 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)

10.28#
Form of Performance-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (CEO) (incorporated by reference to Exhibit 10.28 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)

10.29#
Offer Letter, dated February 22, 2022, by and between Americold Logistics, LLC and George F. Chappelle Jr. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022)

10.30#	Executive Severance Benefits Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022)
10.31#
Offer Letter, dated February March 3, 2023, by and between Americold Logistics, LLC and Scott Henderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2023)

10.32#
Offer Letter, dated July 24, 2023, by and between Americold Logistics, LLC and Bryan Verbarendse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

10.33#
Offer Letter, dated December 27, 2023, by and between Americold Logistics, LLC and Jay Wells (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024)

10.34#
Offer Letter, dated March 8, 2024, by and between Americold Logistics, LLC and Robert Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2024)

19.1	Americold Realty Trust, Inc. Insider Trading Policy*
21.1	List of Subsidiaries*
22.1
List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement (File No. 333-270664) filed on September 3, 2024)

23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
97.1	Americold Realty Trust, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)
101	The following financial statements of Americold Realty Trust’s Form 10-K for the year ended December 31, 2024, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations for the year ended December 31, 2024 and 2023; (iii) Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2024 and 2023; (iv) Consolidated Statements of Equity for the year ended December 31, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the year ended December 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
# This document has been identified as a management contract or compensatory plan or arrangement.

ITEM 16. Form 10-K Summary
Not Applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Americold Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Test of Goodwill for Impairment
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill has been allocated below its carrying amount. As of December 31, 2024, the carrying value of the Company’s goodwill balance totaled $784.0 million.

Auditing management’s annual goodwill quantitative impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the North America transportation reporting unit to which goodwill had been allocated. In particular, the estimate of fair value is sensitive to changes in assumptions impacting the discount rate, which directly impacts the business enterprise value of the North America transportation reporting unit

How We Addressed the Matter in Our Audit
To test the estimated fair value of the North America transportation reporting unit, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the significant assumptions used to develop the discount rate. We compared the significant assumptions used by management to current economic trends and other relevant factors. We performed sensitivity analyses on the discount rate to evaluate the change in the fair value of the North America transportation reporting unit that would result from changes in the related assumption. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the North America transportation reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
February 27, 2025

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2024	2023
Assets
Property, buildings, and equipment:
Land	$806,981	$820,831
Buildings and improvements	4,462,565	4,464,359
Machinery and equipment	1,598,502	1,565,431
Assets under construction	606,233	452,312
	7,474,281	7,302,933
Accumulated depreciation	(2,453,597)	(2,196,196)
Property, buildings, and equipment – net	5,020,684	5,106,737

Operating leases - net	222,294	247,302
Financing leases - net	104,216	105,164

Cash, cash equivalents, and restricted cash	47,652	60,392
Accounts receivable - net of allowance of $24,426 and $21,647 at December 31, 2024 and 2023, respectively	386,924	426,048
Identifiable intangible assets – net	838,660	897,414
Goodwill	784,042	794,004
Investments in and advances to partially owned entities	40,252	38,113
Other assets	291,230	194,078
Total assets	$7,735,954	$7,869,252

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$255,052	$392,156
Accounts payable and accrued expenses	603,411	568,764
Senior unsecured notes and term loans - net of deferred financing costs of $13,882 and $10,578 at December 31, 2024 and 2023, respectively	3,031,462	2,601,122
Sale-leaseback financing obligations	79,001	161,937
Financing lease obligations	95,784	97,177
Operating lease obligations	219,099	240,251
Unearned revenues	21,979	28,379
Deferred tax liability - net	115,772	135,797
Other liabilities	7,389	9,082
Total liabilities	4,428,949	4,234,665
Commitments and contingencies (Note 17 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 284,265,041 and 283,699,120 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,842	2,837
Paid-in capital	5,646,879	5,625,907
Accumulated deficit and distributions in excess of net earnings	(2,341,654)	(1,995,975)
Accumulated other comprehensive loss	(27,279)	(16,640)
Total stockholders’ equity	3,280,788	3,616,129
Noncontrolling interests	26,217	18,458
Total equity	3,307,005	3,634,587
Total liabilities and equity	$7,735,954	$7,869,252

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2024	2023	2022
Revenues:
Rent, storage, and warehouse services	$2,416,743	$2,391,089	$2,302,971
Transportation services	209,129	239,670	313,358
Third-party managed services	40,669	42,570	298,406
Total revenues	2,666,541	2,673,329	2,914,735
Operating expenses:
Rent, storage, and warehouse services cost of operations	1,615,030	1,668,486	1,666,739
Transportation services cost of operations	172,606	197,630	265,956
Third-party managed services cost of operations	32,178	36,641	286,077
Depreciation and amortization	360,817	353,743	331,446
Selling, general, and administrative	255,118	226,786	231,067
Acquisition, cyber incident, and other, net	77,169	64,087	32,511
Impairment of indefinite and long-lived assets	33,126	236,515	7,380
Net (gain) loss from sale of real estate	(3,514)	(2,254)	5,689
Total operating expenses	2,542,530	2,781,634	2,826,865

Operating income (loss)	124,011	(108,305)	87,870

Other income (expense):
Interest expense	(135,323)	(140,107)	(116,127)
Loss on debt extinguishment, modifications and termination of derivative instruments	(116,082)	(2,482)	(3,217)
Loss from investments in partially owned entities	(3,702)	(1,442)	(918)
Impairment of related party loan receivable	—	(21,972)	—
Loss on put option	—	(56,576)	—
Other, net	27,919	2,795	2,464
Loss from continuing operations before income taxes	(103,177)	(328,089)	(29,928)

Income tax benefit (expense):
Current income tax	(4,782)	(8,508)	(3,725)
Deferred income tax	13,210	10,781	22,561
Total income tax benefit	8,428	2,273	18,836

Net loss:
Net loss from continuing operations	(94,749)	(325,816)	(11,092)
Loss from discontinued operations, net of tax	—	(10,453)	(8,382)
Net loss	(94,749)	(336,269)	(19,474)
Net loss attributable to noncontrolling interests	(436)	(54)	(34)
Net loss attributable to Americold Realty Trust, Inc.	$(94,313)	$(336,215)	$(19,440)

Weighted average common stock outstanding – basic	284,782	275,773	269,565
Weighted average common stock outstanding – diluted	284,782	275,773	269,565

Net loss per common share from continuing operations - basic	$(0.33)	$(1.18)	$(0.04)
Net loss per common share from discontinued operations - basic	—	(0.04)	(0.03)
Basic loss per share	$(0.33)	$(1.22)	$(0.07)

Net loss per common share from continuing operations - diluted	$(0.33)	$(1.18)	$(0.04)
Net loss per common share from discontinued operations - diluted	—	(0.04)	(0.03)
Diluted loss per share	$(0.33)	$(1.22)	$(0.07)

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
	Years Ended December 31,
	2024	2023	2022
Net loss	$(94,749)	$(336,269)	$(19,474)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	515	(2,299)	(2,376)
Unrealized net loss on foreign currency	(14,441)	(4,937)	(23,514)
Unrealized net gain (loss) on cash flow hedges	3,287	(3,354)	15,318
Other comprehensive loss - net of tax attributable to Americold Realty Trust, Inc.	(10,639)	(10,590)	(10,572)
Other comprehensive (loss) income attributable to noncontrolling interests	(91)	108	(51)
Total comprehensive loss	$(105,479)	$(346,751)	$(30,097)

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership
	Common Stock		Paid-in Capital
	Number of Shares	Par Value					Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net loss	—	—	—	(94,313)	—	(436)	(94,749)
Other comprehensive loss	—	—	—	—	(10,639)	(91)	(10,730)
Distributions on common stock, restricted stock and OP units	—	—	—	(251,366)	—	(1,221)	(252,587)
Stock-based compensation expense	—	—	17,742	—	—	10,491	28,233
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	398,882	4	(822)	—	—	—	(818)
Common stock issuance related to employee stock purchase plan	130,589	1	3,068	—	—	—	3,069
Conversion of OP units to common stock	36,450	—	984	—	—	(984)	—
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership
	Common Stock		Paid-in Capital
	Number of Shares	Par Value					Total
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(336,215)	—	(54)	(336,269)
Other comprehensive (loss) income	—	—	—	—	(10,590)	108	(10,482)
Distributions on common stock, restricted stock and OP units	—	—	—	(244,562)	—	(804)	(245,366)
Stock-based compensation expense	—	—	16,403	—	—	7,189	23,592
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	429,156	4	(427)	—	—	—	(423)
Common stock issuance related to employee stock purchase plan	126,195	2	3,045	—	—	—	3,047
Conversion of OP units to common stock	83,908	1	2,439	—	—	(2,440)	—
Net proceeds from issuance of common stock	13,244,905	132	412,478	—	—	—	412,610
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership
	Common Stock		Paid-in Capital
	Number of Shares	Par Value					Total
Balance - December 31, 2021	268,282,592	$2,683	$5,171,690	$(1,157,888)	$4,522	$8,069	$4,029,076
Net loss	—	—	—	(19,440)	—	(34)	(19,474)
Other comprehensive loss	—	—	—	—	(15,542)	(51)	(15,593)
Distributions on common stock, restricted stock and OP units	—	—	—	(237,770)	—	(724)	(238,494)
Stock-based compensation expense	—	—	19,734	—	—	7,403	27,137
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	1,387,078	14	(3,333)	—	—	—	(3,319)
Common stock issuance related to employee stock purchase plan	145,286	1	3,878	—	—	—	3,879
Deconsolidation of subsidiary contributed to LATAM joint venture	—	—	—	—	4,970	(204)	4,766
Other	—	—	—	(100)	—	—	(100)
Balance - December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(94,749)	$(336,269)	$(19,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	360,817	353,743	331,446
Amortization of deferred financing costs and pension withdrawal liability	5,329	5,095	4,833
Loss on debt extinguishment, modifications and termination of derivative instruments, non-cash	116,082	2,482	3,217
Loss from investments in partially owned entities	3,702	5,553	9,300
Gain on extinguishment of new market tax credit structure	—	—	(3,410)
Loss on deconsolidation of subsidiary contributed	—	—	4,148
Stock-based compensation expense	28,233	23,592	27,137
Deferred income tax benefit	(13,210)	(10,781)	(22,561)
Impairment of indefinite and long-lived assets	33,126	236,515	7,380
Provision for doubtful accounts receivable	7,633	6,422	7,394
Impairment of related party loan receivable	—	21,972	—
Loss on put option	—	56,576	—
Loss on classification of Comfrio as held for sale	—	4,616	—
Non-cash operating lease expenses	42,751	42,841	52,330
Changes in operating assets and liabilities:
Accounts receivable	22,748	(2,748)	(68,629)
Accounts payable and accrued expenses	17,349	23,545	13,291
Other assets	(62,710)	(49,635)	(25,057)
Operating lease liabilities	(40,345)	(37,605)	(34,162)
Other, net	(14,879)	20,241	12,813
Net cash provided by operating activities	411,877	366,155	299,996
Investing activities:
Additions to property, buildings, and equipment	(309,458)	(264,467)	(308,365)
Business combinations, net of cash acquired	—	(46,653)	(15,829)
Acquisitions of property, buildings, equipment, and other assets, net of cash acquired	—	(65,771)	(14,581)
Investments in and advances to partially owned entities and other	(13,049)	(20,533)	(14,427)
Net payments for sale of business (discontinued operations)	—	(4,616)	—
Proceeds from sale of property, buildings, and equipment	9,324	8,071	4,713
Proceeds from sale of investments in partially owned entities	—	36,896	—
Net cash used in investing activities	(313,183)	(357,073)	(348,489)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(252,119)	(242,221)	(238,709)
Proceeds from stock options exercised	2,828	2,952	3,974
Proceeds from employee stock purchase plan	3,069	3,047	3,879
Remittance of withholding taxes related to employee stock-based transactions	(3,646)	(3,375)	(8,308)
Proceeds from revolving line of credit	827,224	716,326	529,354
Repayment on revolving line of credit	(942,183)	(832,519)	(413,860)
Repayment of sale-leaseback financing obligations	(7,091)	(17,891)	(7,835)
Termination of sale-leaseback financing obligations	(190,954)	—	—
Repayment of financing lease obligations	(37,921)	(39,214)	(33,860)
Payment of debt issuance and extinguishment costs	(5,992)	—	(11,651)
Repayment of term loans, mortgage notes, and notes payable	—	—	(269,659)
Proceeds from senior unsecured notes and term loans	—	—	470,000
Proceeds from public senior unsecured notes offering	500,000	—	—
Net proceeds from issuance of common stock	—	412,610	—
Net cash (used in) provided by financing activities	(106,785)	(285)	23,325
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,091)	8,797	(25,168)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	(4,649)	(1,468)	(4,727)
Cash, cash equivalents and restricted cash:
Beginning of period	60,392	53,063	82,958
End of period	$47,652	$60,392	$53,063
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$32,538	$34,034	$49,378
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,186	$6,244	$7,889
Finance leases	$38,989	$59,276	$18,694

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$122,023	$134,513	$118,161
Income taxes paid – net of refunds	$6,718	$5,828	$7,885

	As of December 31,
Allocation of purchase price of property, buildings, equipment, and other assets, net of cash acquired to:	2024	2023	2022
Land	$—	$15,551	$3,628
Building and improvements	—	35,551	8,289
Machinery and equipment	—	14,430	2,664
Other assets and liabilities, net	—	239	—
Cash paid for acquisitions of property, buildings, equipment, and other assets, net	$—	$65,771	$14,581

	As of December 31,
	2024	2023	2022
Allocation of purchase price of business combinations, net of cash acquired to:
Land	$—	$—	$514
Buildings and improvements	—	—	8,218
Machinery and equipment	—	—	3,676
Goodwill	—	—	3,107
Other assets	—	—	25
Accounts payable and accrued expenses(1)	—	46,653	289
Assets of discontinued operations - held for sale	—	86,085	—
Liabilities of discontinued operations - held for sale	—	(86,085)	—
Total consideration	$—	$46,653	$15,829

(1)Accounts payable and accrued expenses activity as of December 31, 2023 represents the relief of the remaining put option liability for Comfrio.

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)
	As of December 31,
	2024	2023	2022
Deconsolidation of Chile upon contribution to LATAM JV
Land	$—	$—	$(19,574)
Buildings and improvements	—	—	(10,118)
Machinery and equipment	—	—	(8,395)
Assets under construction	—	—	(20)
Accumulated depreciation	—	—	1,959
Cash, cash equivalents and restricted cash	—	—	(2,483)
Accounts receivable	—	—	(1,422)
Goodwill	—	—	(6,653)
Other assets	—	—	(309)
Accounts payable and accrued expenses	—	—	1,105
Mortgage notes, senior unsecured notes and term loans – net of unamortized deferred financing costs	—	—	9,633
Accumulated other comprehensive loss	—	—	(4,766)
Net carrying value of Chile assets and liabilities deconsolidated	$—	$—	$(41,043)

Recognition of investment in unconsolidated LATAM joint venture	$—	$—	$36,896

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
The Company
Americold Realty Trust, Inc. together with its subsidiaries including the Operating Partnership (as defined below) (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of December 31, 2024, we operated a global network of 239 temperature-controlled warehouses encompassing approximately 1.4 billion cubic feet (unaudited), with 195 warehouses in North America, 25 in Europe, 17 warehouses in Asia-Pacific, and 2 warehouses in South America. In addition, we hold minority interests in two joint ventures, one with SuperFrio Armazéns Gerais S.A. (“SuperFrio”), which owns or operates 34 temperature-controlled warehouses in Brazil, and one with RSA Cold Holdings Limited (the “RSA joint venture”), which owns two temperature-controlled warehouses in Dubai.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (“the Operating Partnership”), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. Americold Realty Trust, Inc. (“the REIT”) is the sole general partner of the Operating Partnership, owning 99% of the common general partnership interests as of December 31, 2024. Americold Realty Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the common general partnership interests as of December 31, 2024. Additionally, the aggregate partnership interests of all other limited partners was less than 0.1% as of December 31, 2024. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
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
The Company grants Operating Partnership Profit Units (“OP Units”) to certain members of the Board of Directors and certain members of management of the Company, which are described further in Note 14 - Stock-Based Compensation. These units represent noncontrolling interests in the Operating Partnership that are not owned by Americold Realty Trust, Inc.
On March 22, 2021, the Company filed Articles of Amendment to the Company’s Amended and Restated Declaration of Trust with the State Department of Assessments and Taxation of Maryland to increase the number of authorized common shares of beneficial interest, $0.01 par value per share, from 325,000,000 to 500,000,000. The Articles of Amendment were effective upon filing. The Company also has 25,000,000 authorized preferred shares, $0.01 par value per share; however, none were issued or outstanding as of December 31, 2024 or December 31, 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On May 25, 2022, the Company completed its conversion from a Maryland REIT to a Maryland corporation, pursuant to the Articles of Conversion, as approved by the stockholders at its annual stockholder meeting on May 17, 2022. Each issued and outstanding share of beneficial interest in Americold Realty Trust was converted into one share of common stock in Americold Realty Trust, Inc. Despite this conversion, the Company continues to operate as a REIT for U.S. federal income tax purposes.
The Operating Partnership includes numerous disregarded entities (“DRE”). Additionally, the Operating Partnership conducts various business activities in North America, Europe, Asia-Pacific, and South America through several wholly-owned taxable REIT subsidiaries (“TRSs”).
Recent Capital Markets Activity
Universal Shelf Registration Statement
On March 17, 2023, the Company and the Operating Partnership filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (as amended from time to time, the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company and certain subsidiaries. The Registration Statement was amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants to the Registration Statement, since each such co-registrant may be a guarantor of some or all of the debt securities of the Operating Partnership with respect to which offers and sales are registered under the Registration Statement.
At the Market (“ATM”) Equity Program
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
In August 2023, we sold 13,244,905 common shares under the Prior ATM Equity Program for net proceeds of $412.6 million. The net proceeds from sales of our common stock pursuant to the Prior ATM Equity Program were used to repay a portion of our revolver borrowings.
On November 9, 2023, we entered into an equity distribution agreement that was substantially identical to and replaced the prior equity distribution agreement, pursuant to which we may sell, from time to time, up to an additional $900.0 million of our common shares through our ATM Equity Program (the “Current ATM Equity Program”). During the year ended December 31, 2024, we did not sell any shares of our common stock under the Current ATM Equity Program.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Company’s 5.409% notes (the “Public Senior Unsecured Notes”) due September 12, 2034. The details of this offering are further described in Note 9 - Debt to these Consolidated Financial Statements.
Termination of Certain Employee Benefit Plans
On February 28, 2023, the Company’s Board of Directors approved a plan to effect the termination of the Americold Retirement Income Plan (the “ARIP”). Additionally, on February 28, 2023, the Company amended the ARIP agreements in order to provide for a limited lump-sum window for eligible participants. On November 17, 2023, the Company and Principal Life Insurance Company (the “Insurer” or “Principal”) executed a Standard Single Premium Guaranteed Annuity Contract Purchase Agreement (the “Purchase Agreement”) by which the Insurer provides a nonparticipating single premium group annuity contract to the Company for a cash premium, to relieving the Plan Sponsor from any future payments to annuitants or beneficiaries under the ARIP. The transaction was completed and settled on November 27, 2023. The corresponding relief of the related net liability and recognition of deferred loss in "Accumulated other comprehensive loss” (AOCI) on the Consolidated Balance Sheets, coupled with the cash annuity payment of $1.3 million, resulted in the recognition of a settlement loss of $2.5 million recognized in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations during the year ended December 31, 2023.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced employee turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete within three years from the project’s start date. Since inception, the Company has incurred $161.4 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations and costs deferred in “Other assets” on the Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $80.5 million and $43.9 million as of December 31, 2024 and 2023, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the year ended December 31, 2024 related to the Project Orion ERP implementation was $4.2 million.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
As noted above, the Company engaged a leading cybersecurity defense firm that completed a forensic investigation of the incident and provided recommended actions in response to the findings. The Company has completed many of the recommended remediation activities and continues to enhance our policies and procedures meant to assess, identify, and effectively manage cybersecurity risks, threats, and incidents.
Incremental charges recorded in conjunction with remediation and response efforts associated with the Cyber Incident have been recorded net of insurance recoveries within “Acquisition, cyber incident, and other, net" in the Consolidated Statements of Operations. This amount was primarily comprised of incremental internal labor costs, professional fees, customer claims, and related insurance deductibles.
Foreign Currency Related Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in “Net loss:” in the Consolidated Statements of Operations, whereas effects resulting from the translation of financial statements are recognized in “Unrealized net gain (loss) on foreign currency” in the Consolidated Statements of Comprehensive (Loss) Income. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates.
For the years ended December 31, 2024, 2023 and 2022, the amount of foreign currency remeasurement recognized in the Consolidated Statements of Operations within “Other, net” was a gain of $8.8 million, a loss of $0.4 million and a loss of $1.0 million, respectively. The amount recognized for the year ended December 31, 2024 includes an adjustment related to our net investment hedges further described in Note 10 - Derivative Financial Instruments to these Consolidated Financial Statements.
For the years ended December 31, 2024, 2023 and 2022, the amount of foreign currency translation recognized in the Consolidated Statements of Comprehensive (Loss) Income within “Unrealized net loss on foreign currency” was a loss of $14.4 million, a loss of $4.9 million and a loss of $23.5 million, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Loss on Debt Extinguishment
During the year ended December 31, 2024, the Company purchased the 11 facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024.
These purchases resulted in the recognition of a $115.1 million loss on debt extinguishment during the year ended December 31, 2024. These amounts are recognized within “Loss on debt extinguishment, modifications and termination of derivative instruments” on the Consolidated Statements of Operations. Refer to Note 11 - Sale-Leasebacks of Real Estate for further details.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In the opinion of management, the Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation. Significant adjustments which are not considered normal or recurring in nature have been disclosed within Note 8 - Acquisition, Cyber Incident and Other to these Consolidated Financial Statements. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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
Reclassifications
As further described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations to these Consolidated Financial Statements, the Comfrio business met the held for sale criteria upon acquisition in 2023 and as such is presented as discontinued operations. Newly acquired businesses that meet the held for sale criteria, at the acquisition date, are classified as discontinued operations. The Company has reclassified financial results associated with the Comfrio business as discontinued operations for all periods presented. The Company successfully sold the Comfrio business in August of 2023 and the related gain on sale has been classified within discontinued operations on the Consolidated Statements of Operations.
During the year ended December 31, 2023, the Company reclassified Interest income, Gain on sale of partially owned entities, and Foreign currency exchange loss, net into “Other, net” for all periods presented on the Consolidated Statements of Operations herein.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Consolidated Statements of Cash Flows includes various reclassifications, all within cash provided by operating activities, to conform current and prior period presentation.
During the year ended December 31, 2024, the Company reclassified Multi-employer pension plan withdrawal liability and Pension and postretirement benefit liabilities into “Other liabilities” and updated our presentation to show “Operating leases - net” and “Financing leases - net” on a net basis (instead of gross and accumulated amortization/depreciation) on the Consolidated Balance Sheets for all periods presented.
Significant Risks and Uncertainties
The Company was negatively impacted by the COVID-19 pandemic during the year ended December 31, 2022 by way of (i) the food supply chain; (ii) our customers’ production of goods; (iii) the labor market impacting associate turnover, availability and cost; and (iv) the impact of inflation on the cost to provide our services. Since then, the food supply chain has shown gradual improvements, although inflation continues to persist. The Company has mitigated the impacts of such challenges by implementing contractual rate escalations which, in part, offsets the impact of inflationary pressures and costs.
Our business was also impacted by inflation and interest rate increases during the second half of 2022 and throughout 2023.
Property, Buildings and Equipment
Property, buildings and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 40 to 43 years for buildings, 5 to 20 years for building and land improvements, and 3 to 15 years for machinery and equipment. For the years ended December 31, 2024, 2023 and 2022, the Company recorded depreciation expense of $324.4 million, $316.8 million and $295.7 million, respectively. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in “Other, net” on the accompanying Consolidated Statements of Operations. Gains or losses from the sale of real estate assets are reported within “Net (gain) loss from sale of real estate” in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a loss of $0.1 million, $4.0 million and $3.6 million, respectively, for the sale of non-real estate assets and real estate related asset disposals, and a gain of $3.5 million, a gain of $2.3 million and a loss of $5.7 million, respectively, from the sale of real estate assets.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment when events or changes in circumstances (such as decreases in operating income, sustained declines in current and future occupancy trends or changes in the Company’s plan to use assets) indicate that the carrying amounts may not be recoverable. A comparison is made of the expected future operating cash flows of the long-lived assets on an undiscounted basis to their carrying amounts.
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
For the years ended December 31, 2024 and 2022, the Company recorded long-lived asset impairment charges, other than impairments of customer relationships which are discussed in the Identifiable Intangible Assets section, of $21.0 million and $4.2 million, respectively, within “Impairment of indefinite and long-lived assets” on the accompanying Consolidated Statements of Operations. With the exception of goodwill impairment charges, the Company did not recognize any other impairment charges associated with long lived assets during the year ended December 31, 2023. The impairment charges recognized during the years ended December 31, 2024 and 2022 were associated with the anticipated exit of certain warehouse and transportation related operations.
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
Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within Accounting Standards Codification (“ASC”) 842, Leases, and a

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

right-of-use (“ROU”) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less, and not expected to renew beyond 12 months, are not recorded on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at commencement date based on the present value of the lease payments over the lease term, as adjusted for prepayments, incentives and initial direct costs. ROU assets are subsequently measured at the value of the remeasured lease liability, adjusted for the remaining balance of the following, as applicable: lease incentives, cumulative prepaid or accrued rent and unamortized initial direct costs. When available, we use the rate implicit in the lease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We generally determine our incremental borrowing rate based on the estimated rate of interest for a collateralized borrowing over a similar term of the lease payments at commencement date. For all asset classes, we have elected to not separate the lease and non-lease components, which are generally limited to taxes and common area maintenance. Our lease terms may include options to extend the lease when it is reasonably certain that we will exercise such options. The depreciable lives of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Depreciation expense on assets acquired under financing leases is included in “Depreciation and amortization” on the accompanying Consolidated Statements of Operations. Amortization of leased assets classified as “Operating leases - net” on the accompanying Consolidated Balance Sheets is included within cost of operations for the respective segment the asset pertains to, or within “Selling, general, and administrative” for corporate assets on the accompanying Consolidated Statements of Operations. As with other long-lived assets, ROU assets are reviewed for impairment when events or change in circumstances indicate the carrying value may not be recoverable.
In reference to certain temperature-controlled warehouses where the Company is the lessee in an acquired business, below-market and above-market leases are amortized on a straight-line basis over the remaining lease terms in a manner that adjusts lease expense to the market rate in effect as of the acquisition date.
Operating leases are included in “Operating leases - net” and “Operating lease obligations” on our Consolidated Balance Sheets. Financing lease assets are included in “Financing leases - net” and “Financing lease obligations” on our Consolidated Balance Sheets
Arrangements wherein we are the lessor:
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

continue to measure and disclose the underlying assets subject to operating leases based on our policies for application of ASC 360, Property, Plant and Equipment.
For all asset classes, we have elected to not separate the lease and non-lease components, which are generally limited to taxes and common area maintenance. Additionally, we elected a practical expedient to present all funds collected from lessees for sales and other similar taxes net of the related sales tax expense. Our lease contracts are structured in a manner to reduce risks associated with the residual value of leased assets.
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
Whether the acquired business is being accounted for as a business combination or an asset acquisition, the determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques. Significant judgment is involved specifically in determining the estimated fair value of the acquired land and buildings and intangible assets. For intangible assets, we typically use the excess earnings method. Significant estimates that are more subjective and complex include the discount rate and operating margin. Significant estimates, although not necessarily highly subjective or complex, used in valuing intangible assets acquired in a business combination include, but are not limited to, revenue growth rates, customer attrition rates, operating costs, capital expenditures, tax rates and long-term growth rates. For buildings, we used a combination of methods including the cost approach to value buildings and the sales comparison approach to value the underlying land. Significant estimates used in valuing buildings and improvements acquired in a business combination include, but are not limited, to estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market. Significant estimates used in valuing the land, include but are not limited to, estimating the price per acre of comparable market transactions.
Identifiable Intangible Assets
Identifiable intangible assets consist of a trade name, customer relationships, in-place lease and assembled workforce.
The Company’s trade name asset is indefinite-lived, thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2024, 2023 and 2022.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Customer relationship assets are the Company’s largest finite-lived assets and are amortized over 18 to 40 years using the straight-line method, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Total intangible assets amortization expense for the years ended December 31, 2024, 2023 and 2022 was $36.4 million, $36.9 million and $35.7 million, respectively. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. For the year ended December 31, 2024, the Company recorded customer relationship asset impairment charges of $12.1 million within “Impairment of indefinite and long-lived assets” on the accompanying Consolidated Statements of Operations. The customer relationship impairment charges recognized during the year ended December 31, 2024 are associated with the anticipated exit of certain warehouse and transportation related operations. There were no impairments to customer relationship assets for the years ended December 31, 2023 and 2022.
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
The Company evaluates the carrying value of goodwill each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company may use both qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise, we perform a quantitative impairment test. Alternatively, the Company may elect to proceed directly to the quantitative impairment test.
When quantitatively evaluating whether goodwill of a reporting unit is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The Company estimates the fair value of its reporting units using a methodology, or combination of methodologies, including a discounted cash flow analysis and/or a market-based valuation. The estimates of future cash flows are subject, but not limited to the following inputs and assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rate, and discount rates, which are affected by expectations about future market and economic conditions. The assumptions and inputs are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2024, our reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, and Asia-Pacific warehouse. The results of our 2024 impairment test for our reporting units indicated that the estimated fair value of each of

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

our reporting units was in excess of the corresponding carrying amount as of October 1, and no impairment of goodwill existed.
Goodwill Impairment in Prior Years
As of October 1, 2023, as a result of its annual evaluation, the Company determined its goodwill within the Europe warehouse reporting unit, a component of the warehouse operating segment, was fully impaired. Accordingly, the Company recognized a goodwill impairment loss of $236.5 million within “Impairment of indefinite and long-lived assets” in the Consolidated Statements of Operations during the year ended December 31, 2023. Factors that led to this conclusion included i) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond the Company’s control, ii) inability to achieve local operating results at historical underwritten values, and iii) increased tax rates applicable in the related European jurisdictions. The Company engaged the assistance of a third-party valuation firm to perform the goodwill quantitative impairment test, which included an assessment of the Europe Warehouse reporting unit’s fair value relative to the carrying value that was derived using the income approach. The assumptions used in the quantitative impairment test were estimates and used Level 3 inputs. The estimation of the net present value of future cash flows was based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the discount rates were the most subjective and/or complex. These assumptions were based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There is no remaining goodwill related to the Europe warehouse reporting unit following this impairment.
In 2022, the Company strategically shifted its focus to the core warehouse portfolio, terminating and winding down business with one of the largest customers in the North America third-party managed reporting unit resulting in a goodwill impairment charge of $3.2 million. There is no remaining goodwill related to the North America third-party managed reporting unit following this impairment, as the remaining business was immaterial.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount. The Company periodically evaluates the collectability of amounts due from customers and maintains an allowance for doubtful accounts for estimated amounts uncollectible from customers. Management exercises judgment in establishing these allowances and considers the balance outstanding, payment history, expectations of any future losses over the contractual life, and current credit status in developing these estimates. Specific accounts are written off against the allowance when management determines the account is uncollectible.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides a summary of activity of the allowance for doubtful accounts:

	Balance at beginning of year	Change in reserve due to the provision	Change in reserve due to the interest adjustment	Amounts written off, net of recoveries	Balance at end of year
	(In thousands)
Year ended December 31, 2024	$21,647	7,633	1,771	(6,625)	$24,426
Year ended December 31, 2023	$15,951	6,422	6,296	(7,022)	$21,647
The Company records interest on delinquent billings in “Other, net” on the accompanying Consolidated Statements of Operations when collected.
Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of “Interest expense” in the accompanying Consolidated Statements of Operations. The Company amortizes such costs based on the effective interest rate or on a straight-line basis, if the difference between the two methods is considered otherwise immaterial. Deferred financing costs related to revolving lines of credit are classified as Other assets, whereas deferred financing costs related to debt are offset against the related principal balances in the accompanying Consolidated Balance Sheets.
Variable Interest Entities (“VIEs”)
We are party to VIEs that are immaterial to our Consolidated Financial Statements. During 2022, we recognized a gain of $3.4 million within “Other, net” on the Consolidated Statements of Operations upon extinguishment of New Market Tax Credit (“NMTC”) agreements which were dissolved immediately following the conclusion of the seven-year compliance period during which the tax credits were recognized.
Revenue Recognition
Revenues for the Company include rent, storage and warehouse services (collectively, Warehouse Revenues), transportation services (Transportation Revenues) and third-party managed services for locations or logistics services managed on behalf of customers (Third-Party Managed Revenues). The Company made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity from a customer (e.g., sales, use, value added and some excise taxes).
Warehouse Revenues
The Company’s customer arrangements generally include rent, storage and service elements that are priced separately. Revenues from storage and handling are recognized over the period consistent with the transfer of the service to the customer. Revenues from warehouse services are recognized at the point in time the services are performed. Multiple contracts with a single counterparty are accounted for as separate arrangements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Transportation Revenues
The Company records transportation revenues and expenses upon delivery of the product. Since the Company is the principal in the arrangement of transportation services for its customers, revenues and expenses are presented on a gross basis.
Third-Party Managed Revenues
The Company provides management services for which the contract compensation arrangement includes: reimbursement of operating costs, management fees, and contingent performance-based fees (Managed Services). Managed Services fixed fees are recognized as revenues as the management services are performed ratably over the service period. Managed Services performance-based fees are recognized ratably over the service period based on the likelihood of achieving performance targets.
Cost reimbursements related to Managed Services arrangements are recognized as revenues as the services are performed and costs are incurred. Managed Services fees and related cost reimbursements are presented on a gross basis as the Company is the principal in the arrangement. Multiple contracts with a single counterparty are accounted for as separate arrangements.
Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Code. Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its stockholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2024, 2023 and 2022. For all periods presented, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2024, 2023 and 2022, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), and for the Company’s foreign entities. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it had no undistributed E&P as of December 31, 2024. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Common Shares	2024	2023	2022
Ordinary income	70%	66%	41%
Capital gains	0%	0%	0%
Return of capital	30%	34%	59%
	100%	100%	100%
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

probability threshold in accordance with ASC 740-10, Uncertain Tax Positions. The Company recognizes interest and penalties related to unrecognized tax benefits within “Income tax (expense) benefit” in the accompanying Consolidated Statements of Operations.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries incorporated Pillar 2 model rules into their laws. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2 which may result in variation in the application of the model rules and timelines. There was no material impact to our Consolidated Financial Statements from this Pillar Two provision during the year ended December 31, 2024. We will continue to monitor both U.S. and international legislative developments related to Pillar Two to assess for any potential impacts.
Pension and Post-Retirement Benefits
The Company has defined benefit pension plans that cover certain union and nonunion associates. The Company also participates in multi-employer union defined benefit pension plans under collective bargaining agreements for certain union associates. The Company also has a post-retirement benefit plan to provide life insurance coverage to eligible retired associates. The Company also offers defined contribution plans to all of its eligible associates. Contributions to multi-employer union defined benefit pension plans are expensed as incurred, as are the Company’s contributions to the defined contribution plans. For the defined benefit pension plans and the post-retirement benefit plan, an asset or a liability is recorded in the Consolidated Balance Sheets equal to the funded status of the plan, which represents the difference between the fair value of the plan assets and the projected benefit obligation at the consolidated balance sheet date. The Company utilizes the services of a third-party actuary to assist in the assessment of the projected benefit obligation at each measurement date. Certain changes in the value of plan assets and the projected benefit obligation are not recognized immediately in earnings but instead are deferred and recorded in “Adjustment to accrued pension liability” in the accompanying Consolidated Statements of Comprehensive (Loss) Income and amortized to earnings in future periods.
Foreign Currency Gains and Losses
The local currency is the functional currency for the Company’s operations in Australia, Canada, Chile, New Zealand, Argentina, Poland, United Kingdom, and Eurozone countries. For these operations, assets and liabilities are translated at the rates of exchange on the consolidated balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency into U.S. dollars are included as a separate component of equity in “Accumulated other comprehensive loss” until a partial or complete liquidation of the Company’s net investment in the foreign operation.
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
Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

“Foreign currency exchange (gain) loss” within “Other, net” in the accompanying Consolidated Statements of Operations, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to Unrealized net loss on foreign currency in the accompanying Consolidated Statements of Comprehensive (Loss) Income. Refer to Note 10 - Derivative Financial Instruments for further details. Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recorded in “Unrealized net gain (loss) on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income.
Certain foreign denominated debt instruments have been designated as a hedge of our net investment in the international subsidiaries which were funded. The remeasurement of these instruments is recorded in “Unrealized net gain (loss) on foreign currency” on the accompanying Consolidated Statements of Comprehensive (Loss) Income. Refer to Note 10 - Derivative Financial Instruments for further details.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2024-03, Income Statement –Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating when we will adopt the ASU and the impacted on our Consolidated Financial Statements and the related footnote disclosures.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our disclosures for 2025.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in the Company's annual and interim Consolidated and or Condensed Consolidated Financial Statements. We adopted this standard effective January 1, 2024 for annual reporting and applied the disclosure requirements retrospectively to all prior periods presented in Note 20 - Segment Information of this Annual Report on Form 10-K. The adoption of ASU 2023-07 did not have a material impact on our financial position or results of operations. Refer to Note 20 - Segment Information for details of changes made to our Form 10-K herein.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

3. Business Combinations, Asset Acquisitions and Discontinued Operations
Acquisitions Completed During 2023
Acquisition of Safeway
On October 5, 2023, the Company completed the acquisition of Safeway, which is a temperature-controlled warehouse located in Southern New Jersey for total consideration of $24.0 million. New Jersey is a strategic market for Americold where we own 15 facilities, and this acquisition complements the Company’s existing portfolio in this market. This transaction was accounted for as an asset acquisition. The Company allocated the consideration or cost of the asset acquisition based on the relative fair values of the assets acquired and liabilities assumed using the principles of ASC 805 and ASC 820, including $4.4 million of land, $13.0 million of building and improvements, $5.2 million of machinery and equipment, $1.0 million of cash, $0.7 million of accounts receivable, and $0.5 million of other assets. As this transaction was accounted for as an asset acquisition, no goodwill was recorded. The finalized fair values of the assets acquired, liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management including information from prior valuations of similar entities and the books and records of Safeway.
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
Notes to Consolidated Financial Statements

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
The primary components of the loss from discontinued operations for the years ended December 31, 2023 and 2022 are included in the table below. There were no discontinued operations during the year ended December 31, 2024.

	Years Ended December 31,
	2023	2022
Results of discontinued operations	(In thousands)
Revenues	$29,471	$—
Operating expenses	32,088	—
Estimated costs of disposal	4,616	—
Loss from partial investment pre-acquisition	4,111	8,382
Gain from sale of Comfrio	(1,082)	—
Pre-tax loss	(10,262)	(8,382)
Income tax expense	(191)	—
Loss from discontinued operations, net of tax	$(10,453)	$(8,382)
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Acquisition Completed During 2022
Acquisition of De Bruyn Cold Storage
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
4. Investments in and Advances to Partially Owned Entities
As of December 31, 2024 and 2023, our investments in partially owned entities accounted for under the equity method of accounting and advances to these entities under established loan agreements consist of the following:

			As of December 31,
Joint Venture	Location	% Ownership	2024	2023
			(In thousands)
Investment in SuperFrio	Brazil	14.99%	$22,498	$32,350

Investment in RSA	Dubai	49%	5,296	4,073
Advances to RSA, including accrued interest			12,458	1,690
Total investment in and advances to RSA			17,754	5,763
Total investments in and advances to partially owned entities			$40,252	$38,113
The debt of each of these unconsolidated joint ventures is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.
SuperFrio Joint Venture
During 2020, the Company purchased a 14.99% equity interest in a joint venture with SuperFrio Armazéns Gerais S.A. (“SuperFrio”) for Brazil reals of R$117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in this joint venture. SuperFrio is a Brazilian-based company that provides temperature-controlled storage and logistics services including storage, warehouse services, and transportation.
During 2021, the Company contributed an aggregate R$40.7 million, or USD $7.6 million, in capital to the SuperFrio joint venture. The capital calls from SuperFrio were issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remained unchanged. There were no material

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

amounts contributed to the SuperFrio joint venture during 2024, 2023 and 2022, and no further contributions are expected at this time.
The Company’s investment in the SuperFrio joint venture is carried in Brazil reals; changes in the investment balance, other than capital contributions, are attributable to the Company’s share of the joint venture’s earnings and losses, as well as foreign currency translation adjustments.
RSA Joint Venture
On February 28, 2023, the Company purchased a 49% equity interest in a joint venture with RSA Cold Holdings Limited (“RSA”) for $4.0 million. RSA contributed their Dubai cold storage business, which consisted of a single cold storage warehouse, in exchange for the remaining 51% equity interest in the joint venture. During 2024, the Company contributed an additional $1.6 million in capital to the RSA joint venture related to equity requirements on the Phase 2 development project. The capital calls from RSA were issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remained unchanged.
Under the terms of the RSA joint venture agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the RSA joint venture starting August 28, 2025, with the exercise price to be set as the fair market value of the shares on the exercise date.
In September 2023, the Company executed an interest-bearing Bridge Loan Agreement with the RSA joint venture, extending a short-term financing (i.e., unsecured credit facility) through which the joint venture could draw up to approximately $7.4 million and use it to fund its Phase 2 construction. In April 2024, the Company executed an additional, interest-free Bridge Loan Agreement (collectively the “Bridge Loans”) through which the joint venture can draw up to approximately $34.9 million and use it to fund its Phase 3 construction.
The outstanding balance on the Bridge Loans, including interest, as of December 31, 2024 and 2023 was $12.5 million and $1.7 million, respectively.
Comfrio Joint Venture
As a result of the Agro acquisition which closed on December 30, 2020, the Company acquired Agro’s 22% share of ownership in Comfrio. During the year ended December 31, 2023, the Company both purchased and subsequently sold the remaining interest in the joint venture. Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations for further information regarding the acquisition and disposition of the Comfrio portfolio.
Latin America Joint Venture
On May 31, 2022, we formed the LATAM JV in an effort to help us grow our business and market presence in the Latin America region, excluding Brazil. Our JV partner committed to invest approximately $209.0 million in exchange for 85% of the total equity interest, and we contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interest. As a result of this transaction, we recognized a loss of approximately $4.1 million within “Other, net” on the Consolidated Statements of Operations (net of accumulated foreign currency translation loss related to the Chilean business) upon the deconsolidation of this entity and subsequent recognition of our subsidiary’s 15% equity interest in the LATAM JV at its estimated fair value of $37.0 million.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On May 30, 2023, the Company sold its 15% equity interest to the LATAM JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other, net” on the Consolidated Statements of Operations.
5. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	Warehouse	Transportation	Total
	(In thousands)
December 31, 2022	$989,286	$44,351	$1,033,637
Purchase price allocation adjustments	(4,348)	—	(4,348)
Goodwill impairment	(236,515)	—	(236,515)
Impact of foreign currency translation	1,230	—	1,230
December 31, 2023	749,653	44,351	794,004
Impact of foreign currency translation	(9,962)	—	(9,962)
December 31, 2024	$739,691	$44,351	$784,042
Refer to Note 2 - Summary of Significant Accounting Policies for additional information regarding the goodwill impairment charges recorded during the year ended December 31, 2023.
Intangible assets, other than goodwill, are as follows as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Intangible asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$996,419	$(173,032)	$823,387	$1,023,107	$(141,078)	$882,029
In-place lease and assembled workforce	475	(279)	196	4,254	(3,946)	308
Trade name	16,700	(1,623)	15,077	16,700	(1,623)	15,077
Total intangible assets, other than goodwill	$1,013,594	$(174,934)	$838,660	$1,044,061	$(146,647)	$897,414
The change in the gross carrying amount for Customer relationships from December 31, 2023 to December 31, 2024 is due to foreign exchange rate movements and an impairment charge of $12.1 million associated with the anticipated exit of certain warehouse and transportation related operations. The change in the gross carrying amount for In-place lease and assembled workforce from December 31, 2023 to December 31, 2024 is due to the write-off of the fully amortized In-place lease intangibles of $3.8 million.
The Company’s Trade name is an indefinite-lived intangible.
Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $36.4 million, $36.9 million and $35.7 million, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The estimated amortization for each of the next five years for the Customer relationships and Assembled workforce intangibles on a combined basis is approximately $36.0 million and approximately $643.6 million thereafter, based on foreign exchange rates as of December 31, 2024. The weighted average remaining useful life is 25 years and 1.8 years for Customer relationships and Assembled workforce, respectively, as of December 31, 2024.
Refer to Note 2 - Summary of Significant Accounting Policies for additional information regarding the intangible asset impairment charges recorded during the year ended December 31, 2024.
6. Other Assets
Other assets as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
	(In thousands)
Capitalized costs related to Project Orion, net of accumulated amortization	$80,487	$43,948
Prepaid accounts	44,402	40,942
Fair value of derivatives	29,868	15,480
Reimbursement receivable	24,609	23,483
Value added tax receivable	19,063	17,339
Inventory and supplies	7,427	7,236
Other	85,374	45,650
Total other assets	$291,230	$194,078
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
	(In thousands)
Trade payables	$221,641	$201,094
Accrued payroll and employee benefits	90,513	107,663
Dividends payable	64,032	63,564
Accrued warehouse expenses	42,032	43,702
Accrued interest	36,222	28,399
Accrued workers' compensation expenses	35,944	33,030
Value added tax payable	18,947	16,772
Other accrued expenses	94,080	74,540
Total accounts payable and accrued expenses	$603,411	$568,764

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Acquisition, Cyber Incident, and Other, Net
The components of the charges included in “Acquisition, cyber incident, and other, net” in our Consolidated Statements of Operations are as follows:

	Years Ended December 31,
	2024	2023	2022
Acquisition, cyber incident, and other, net	(In thousands)
Project Orion expenses	$58,187	$13,929	$3,945
Severance costs	11,710	11,668	6,530
Acquisition and integration related costs	9,833	5,094	20,073
Other, net	2,649	2,058	19
Cyber incident related costs, net of insurance recoveries	(5,210)	28,877	(2,210)
Pension plan termination charges	—	2,461	—
Terminated site operations costs	—	—	4,154
Total acquisition, cyber incident, and other, net	$77,169	$64,087	$32,511
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs. This project is an investment in and transformation of our technology systems, business processes and customer solutions. The first phase of Project Orion was deployed during the second quarter of 2024. Refer to Note 1 - Description of the Business for further details on the overall project and related amortization of deferred project costs.
Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses.
Acquisition and integration related costs include costs associated with business transactions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction. Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations for further information regarding acquisitions completed in 2023 and 2022.
Cyber incident related costs, net of insurance recoveries, represent the receipt of business interruption insurance proceeds and incremental costs associated with cyber incidents that occurred in November 2020 and more recently in April 2023, which is further described in Note 1 - Description of the Business.
Pension plan termination charges represent costs incurred when the Company terminated the Americold Retirement Income Plan (“ARIP”) during the year ended December 31, 2023, resulting in the recognition of a $2.5 million settlement loss. Refer to Note 1 - Description of the Business for additional information.
Terminated site operations costs relate to repair expenses incurred to return leased sites to their original physical state at lease inception in connection with the termination of the applicable underlying lease. Additionally, terminated site operations costs include those incurred to wind down operations at recently sold facilities. These terminations were part of our strategic efforts to exit or sell non-strategic warehouses as opposed to ordinary

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

course lease expirations. Repair and maintenance expenses associated with our ordinary course operations are reflected within “Rent, storage, and warehouse services cost of operations” on the Consolidated Statements of Operations.
9. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In thousands)
Senior Unsecured Notes	$2,226,524	$1,777,925
Senior Unsecured Term Loans	818,820	833,775
Senior Unsecured Revolving Credit Facility	255,052	392,156
Total principal amount of indebtedness	$3,300,396	$3,003,856
Less: unamortized deferred financing costs	(13,882)	(10,578)
Total indebtedness, net of deferred financing costs	$3,286,514	$2,993,278
The following table provides the details of our Senior Unsecured Notes:

			December 31, 2024		December 31, 2023
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	414,146	€400,000	441,560
Private Series E Notes	01/2033	1.65%	€350,000	362,378	€350,000	386,365
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$—	—
Total Senior Unsecured Notes				$2,226,524		$1,777,925
The following table provides the details of our Senior Unsecured Term Loans:

		December 31, 2024				December 31, 2023
	Stated Maturity Date(2)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
Tranche A-1	08/2025	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.94%		$375,000	$375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	173,820	CDOR + 0.94%	C$	250,000	188,775
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loans					$818,820				$833,775
(1)SOFR = one-month Adjusted Term SOFR; CORRA = adjusted daily CORRA. Tranche A-1 and Tranche A-3 SOFR includes an adjustment of 0.10% in addition to the margin. Tranche A-2 CORRA includes an adjustment of 0.30% in addition to the margin. Our Canadian dollar borrowings previously bore interest tied to one-month CDOR. Refer to Note 10 - Derivative Financial Instruments for details of the related interest rate swaps.
(2)The terms of the debt agreement for Tranche A-1 include an option for two 12-month extensions past the contractual maturity date in August of 2025.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides the details of our Senior Unsecured Revolving Credit Facility:

	December 31, 2024				December 31, 2023
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
	(In thousands, except percentages)
U.S. dollar	SOFR + 0.84%		$14,000	$14,000	SOFR + 0.84%		$34,000	$34,000
Australian dollar	BBSW + 0.84%	A$	197,000	121,908	BBSW + 0.84%	A$	191,000	130,108
British pound sterling	SONIA + 0.84%		£—	—	SONIA + 0.84%		£78,000	99,302
Canadian dollar	CORRA + 0.84%	C$	35,000	24,335	CDOR + 0.84%	C$	35,000	26,429
Euro	EURIBOR + 0.84%		€70,500	72,993	EURIBOR + 0.84%		€67,500	74,513
New Zealand dollar	BKBM + 0.84%	NZ$	39,000	21,816	BKBM + 0.84%	NZ$	44,000	27,804
Total Senior Unsecured Revolving Credit Facility				$255,052				$392,156
(1)SOFR = adjusted daily SOFR; BBSW = one-month Bank Bill Swap Rate; CORRA = adjusted daily CORRA; EURIBOR = one-month Euro Interbank Offered Rate; BKBM = one-month Bank Bill Reference Rate. We have elected adjusted daily SOFR for the entirety of our U.S. dollar denominated borrowings shown above, which includes an adjustment of 0.10% in addition to the margin. Included in the adjusted daily CORRA rate is an adjustment of 0.30% in addition to the margin. Our British pound sterling borrowings bore interest tied to adjusted SONIA, which included an adjustment of 0.03% in addition to the margin. Our Canadian dollar borrowings previously bore interest tied to one-month CDOR.
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
In connection with the refinancings that occurred during the year ended December 31, 2022, the Company recorded $0.6 million to “Loss on debt extinguishment, modifications and termination of derivative instruments” in the accompanying Consolidated Statements of Operations. No refinancings occurred during the years ended December 31, 2024 or 2023.
Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multicurrency component. The revolving credit facility matures in August 2026; however, the Company has the option to extend maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity, and an additional extension fee must be paid. Unamortized deferred financing costs related to the revolving credit facility are included in “Other assets” on the accompanying Consolidated Balance Sheets and totaled $4.0 million and $6.4 million as of December 31, 2024 and 2023, respectively. These costs are amortized through the maturity date as interest expense under the straight-line method as the impact of amortizing under the effective interest method is not materially different.
Term Loans
The Senior Unsecured Term Loan A consists of three tranches. Tranche A-1 consists of a $375 million USD term loan, with a maturity date of August 2025; however, the Company has the option to extend maturity up to two

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

times, each for a twelve-month period. Tranche A-2 consists of a C$250 million term loan with a maturity date of January 2028 and does not have any extension options. Tranche A-3 consists of a $270 million USD term loan delayed draw facility, which matures in January 2028 and does not have any extension options. As previously mentioned, the Company drew the Tranche A-3 on November 1, 2022 to repay its 2013 Mortgage Notes. The remaining proceeds of the delayed draw facility were used for general corporate purposes. Unamortized deferred financing costs related to the Senior Unsecured Term Loan A are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the accompanying Consolidated Balance Sheets and totaled $2.9 million and $4.6 million as of December 31, 2024 and 2023, respectively. These costs are amortized through the maturity date as interest expense under the effective interest method.
There were $20.8 million letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility as of December 31, 2024 and 2023. The remaining amount of letters of credit available to be issued on the Company’s Senior Unsecured Revolving Credit Facility was $39.2 million as of December 31, 2024 and 2023.
Our Senior Unsecured Revolving Facility contains representations, covenants and other terms customary for a publicly traded REIT, including covenants governing restricted payments. In addition, it contains certain financial covenants, as defined in the credit agreement, including:
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
Material Acquisition in our Senior Unsecured Credit Facility is defined as one in which assets acquired exceeds an amount equal to 5% of total asset value as of the last day of the most recently ended fiscal quarter publicly available. Obligations under our Senior Unsecured Credit Facility are general unsecured obligations of our Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company. As of December 31, 2024, the Company was in compliance with all debt covenants.
Senior Unsecured Notes
Private Series A, B, C, D, and E Notes
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Private Series A Notes”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Private Series B Notes”). Interest is payable on January 8 and July 8 of each year until maturity.
On April 26, 2019, we completed a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Private Series C Notes”). Interest is payable on January 8 and July 8 of each year until maturity.
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Private Series D Notes”) and (ii) €350 million

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Private Series E Notes”). Interest is payable on January 7 and July 7 of each year until maturity.
Unamortized deferred financing costs related to the Private Series Notes are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the accompanying Consolidated Balance Sheets and totaled $5.0 million and $6.0 million as of December 31, 2024 and 2023, respectively. These costs are amortized through the maturity date as interest expense under the straight-line method as the impact of amortizing under the effective interest method is not materially different.
The Series A, B, C, D, and E senior unsecured notes (collectively referred to as the “Private Senior Unsecured Notes”) and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 days written notice whenever it intends to prepay any portion of the debt. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company.
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

As of December 31, 2024, the Company was in compliance with all debt covenants.
Public Senior Unsecured Notes
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Company’s 5.409% notes (the “Public Senior Unsecured Notes”) due September 12, 2034. The Public Senior Unsecured Notes were offered pursuant to the Registration Statement further described in Note 1 - Description of the Business to these Consolidated Financial Statements. The Public Senior Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership, and certain subsidiaries of the Operating Partnership. The Public Senior Unsecured Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year, with the first payment occurring March 12, 2025. The proceeds from the issuance of the Public Senior Unsecured Notes were used to repay a portion of borrowings previously outstanding.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the issuance of the Public Senior Unsecured Notes, we incurred approximately $6.1 million of debt issuance costs. The unamortized balance of these costs are included in “Senior unsecured notes and term loans - net of deferred financing costs on the accompanying Consolidated Balance Sheets and totaled $6.0 million as of December 31, 2024. These costs are amortized through the maturity date as interest expense under the effective interest method.
The Public Senior Unsecured Notes may be redeemed at the option of the Company. Prior to June 12, 2034, the Public Senior Unsecured Notes may be redeemed at our option, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount of the Public Senior Unsecured Notes being redeemed, or (ii) a make-whole premium calculated in accordance with the indenture. On or after June 12, 2034, the Public Senior Unsecured Notes may be redeemed at our option, in whole or in part, at a redemption price equal to 100% of the principal amount of the Public Senior Unsecured Notes to be redeemed. In both cases, the prepayment amount must also include any unpaid interest accrued thereon to, but excluding, the redemption date.
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
•a maximum total secured indebtedness to total assets ratio of less than 0.40 to 1.00; and
•a minimum interest coverage ratio of not less than 1.50 to 1.00.
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
As of December 31, 2024, the Company was in compliance with all debt covenants.
Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness as of December 31, 2024 for each of the next five years and thereafter, are as follows:

Years Ending December 31:(1)	(In thousands)
2025	$375,000
2026	455,052
2027	—
2028	443,820
2029	400,000
Thereafter	1,626,524
Total principal amount of indebtedness	3,300,396
Less: unamortized deferred financing costs	(13,882)
Total indebtedness, net of deferred financing costs	$3,286,514
(1)The debt listed to mature in 2025 represents the Tranche A-1 term loan. The terms of the Tranche A-1 term loan agreement include an option for two 12-month extensions past the contractual maturity date in August of 2025. Approximately $255.1 million of the debt listed to mature in 2026 represents outstanding borrowings on the revolving credit facility. The terms of the revolving credit facility agreement include an option for two six-month extensions past the contractual maturity date in August of 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

10. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of December 31, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of its net investments in certain international subsidiaries. As of December 31, 2023, the Company designated £78.0 million, A$191.0 million and €817.5 million of debt and accrued interest as a hedge of its net investments in certain international subsidiaries. The remeasurement of these instruments is recorded in “Unrealized net gain (loss) on foreign currency” on the Consolidated Statements of Comprehensive (Loss) Income.
During the second quarter of 2024, the Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in the United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million, previously classified within “Accumulated other comprehensive loss” on the Consolidated Balance Sheets, was recorded as a Gain from removal of hedge designation within “Other, net” on the Consolidated Statements of Operations for the year ended December 31, 2024. The Company has determined that the impacts of this adjustment are immaterial to the current and prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the year ended December 31, 2024.
Refer to Note 18 - Accumulated Other Comprehensive Loss for additional details regarding the impact of the Company’s net investment hedges on AOCI for the years ended December 31, 2024, 2023 and 2022.
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
The following table includes the key provisions of the interest rate swaps outstanding as of December 31, 2024 and 2023:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2024	Liability Fair Value as of December 31, 2024
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$4,651	$—
$175 million	3.47%	11/30/2022	7/30/2027	2,265	—
$270 million	3.05%	11/01/2022	12/31/2027	7,225	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,021
			Total	$14,141	$3,021

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2023	Liability Fair Value as of December 31, 2023
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$3,687	$—
$175 million	3.47%	11/30/2022	7/30/2027	788	—
$270 million	3.05%	11/01/2022	12/31/2027	5,106	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	330
			Total	$9,581	$330
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and has been fully amortized to “Loss on debt extinguishment, modifications and termination of derivative instruments” as of December 31, 2024. The amortization of costs recognized in the Consolidated Statements of Operations from terminating these swaps was $1.0 million, $2.5 million, and $2.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is also subject to volatility in foreign exchange rates due to foreign-currency denominated intercompany loans. To manage this risk, the Company periodically enters into cross-currency swap agreements. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to changes in foreign exchange rates. The existing agreement involves the receipt of fixed USD amounts in exchange for payment of fixed AUD amounts over the life of the respective intercompany loan. The Company’s outstanding intercompany loan balance of A$153.5 million was hedged under the cross-currency swap agreement at December 31, 2024 and 2023. The Company previously had a cross-currency swap agreement that involved the receipt of fixed USD amounts in exchange for payment of fixed NZD amounts over the life of an intercompany loan balance of NZ$37.5 million, which matured on December 13, 2023.
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net gain (loss) on cash flow hedges” on the Consolidated Statements of Comprehensive (Loss) Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next year, the Company estimates that an additional $5.9 million will be reclassified as a decrease to “Interest expense” and a corresponding increase to operating cash flows.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the fair value of the derivative financial instruments as of December 31, 2024 and December 31, 2023:

	Derivative Assets		Derivative Liabilities
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Designated derivatives	(In thousands)
Foreign exchange contracts	$15,727	$5,899	$—	$—
Interest rate contracts	14,141	9,581	3,021	330
Total fair value of derivatives	$29,868	$15,480	$3,021	$330
The following table presents the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, including the impacts to AOCI:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative			Location of Gain (Loss) Reclassified from AOCI into Earnings	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	As of December 31,				As of December 31,
	2024	2023	2022		2024	2023	2022
	(In thousands)				(In thousands)
Interest rate contracts	$17,431	$7,504	$15,572	Interest expense	$15,574	$13,825	$721
				Loss on debt extinguishment, modifications and termination of derivative instruments(1)	(973)	(2,513)	(2,507)
Foreign exchange contracts	10,334	1,028	5,933	Foreign currency exchange gain (loss), net	9,371	200	7,602
				Interest expense	506	374	371
Total designated cash flow hedges	$27,765	$8,532	$21,505		$24,478	$11,886	$6,187
(1)In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in AOCI that were reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings through August 2024 within “Loss on debt extinguishment, modifications and termination of derivative instruments.”
The Company’s derivatives are subject to master netting agreements, but there was no impact of offsetting as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Sale-Leasebacks of Real Estate
The Company has a series of leases accounted for as failed sale-leaseback financing obligations associated with long-lived real estate assets. These obligations were assumed in conjunction with the Company’s acquisition of Agro Merchants Group (“Agro”) in December of 2020 and are further detailed in the table below as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Maturity	Interest Rate	Balance	Maturity	Interest Rate	Balance
	(In thousands, except percentages)
1 warehouse – 2010	7/2030	10.34%	$15,872	7/2030	10.34%	$16,912
11 warehouses – 2007	—	—	—	9/2027	7.00% - 19.59%	78,735
3 facilities - 2007 (Agro)	7/2031	10%	58,359	7/2031	10%	60,987
1 facility - 2013 (Agro)	12/2033	10%	4,770	12/2033	10%	5,303
Total sale-leaseback financing obligations			$79,001			$161,937
In connection with the Agro acquisition, the Company assumed four sale-leaseback facilities. Agro completed a sale-leaseback transaction for three of its warehouse facilities in 2007 that were accounted for as financing obligations. The initial term of the agreement was 20 years and was amended in 2011 to extend the term to 2031. The rent payments increase every five years by the lesser of 125% of the cumulative increase in the Consumer Price Index (“CPI”) over the related five-year period or 9%. Agro also completed a sale-leaseback transaction for one of its warehouse facilities in 2013 that was accounted for as a financing obligation. The initial term of the agreement is 20 years and includes six extension options, each for five-years. The rent payments increase every five years by the lesser of the cumulative increase in CPI over the related five-year period or 12%.
In September 2010, the Company entered into a transaction by which it assigned to an unrelated third party its fixed price “in the money” purchase option of $18.3 million on a warehouse it was leasing in Ontario, California. The purchase option was exercised in September 2010, and the Company simultaneously entered into a new 20-year lease agreement with the new owner and received $1.0 million of consideration to use towards warehouse improvements. Under the terms of the new lease agreement, the Company will exercise control over the asset for more than 90% of the asset’s remaining useful life, and it has a purchase option within the last six months of the initial lease term at 95% of the fair market value as of the date such option is exercised. The transaction was accounted for as a financing obligation.
In connection with an acquisition completed in 2010, the Company assumed sale-leaseback agreements for 11 warehouses originally entered into in 2007, and received gross proceeds of $170.7 million. The agreements for the leases of these properties had various initial terms of 10 to 20 years and annual rent increases of 1.75%. The leases contained four extension options at the discretion of the Company, each for a five-year period. In July 2013, the lease agreements for six of the 11 warehouses were amended to extend the expiration date on four of the warehouse leases to September 2027 and reduce the annual rent increases from 1.75% to 0.50% on five of the warehouse leases.
During the year ended December 31, 2024, the Company purchased the 11 aforementioned warehouses that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

These purchases resulted in the recognition of a $115.1 million Loss on debt extinguishment during the year ended December 31, 2024. These amounts are recognized within “Loss on debt extinguishment, modifications and termination of derivative instruments” on the Consolidated Statements of Operations.
As of December 31, 2024, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Years Ending December 31:	(In thousands)
2025	$12,259
2026	12,325
2027	13,059
2028	13,261
2029	13,421
Thereafter	54,133
Total minimum payments	118,458
Interest portion	(39,457)
Present value of net minimum payments	$79,001
12. Lease Accounting
Arrangements wherein we are the lessee:
We have operating and finance leases for land, warehouses, offices, vehicles, and equipment with remaining lease terms ranging from 1 to 28 years. Many of our leases include one or more options to extend the lease term from 1 to 10 years that may be exercised at our sole discretion. Additionally, many of our leases for vehicles and equipment include options to purchase the underlying asset at or before expiration of the lease agreement. Rental payments are generally fixed over the term of the lease agreement with the exception of certain equipment leases for which the rental payment may vary based on usage of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2024, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
Components of lease expense:	(In thousands)
Operating lease cost (1)	$44,883	$44,971	$52,331
Financing lease cost:
Depreciation	31,642	26,129	25,687
Interest on lease liabilities	4,129	444	3,063
Sublease income	(17,573)	(5,856)	(7,991)
Net lease expense	$63,081	$65,688	$73,090
(1)Includes short-term lease and variable lease costs, which are immaterial.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other information related to leases is as follows:

	Years Ended December 31,
	2024	2023	2022
Supplemental Cash Flow Information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(36,118)	$(35,510)	$(42,949)
Financing cash flows from finance leases	$(37,921)	$(39,214)	$(33,860)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$11,186	$6,244	$7,889
Finance leases	$38,989	$59,276	$18,694
Weighted-average remaining lease term (years)
Operating leases	9.9	10.6	11.1
Finance leases	3.3	3.9	3.3
Weighted-average discount rate
Operating leases	2.9%	2.8%	2.8%
Finance leases	4.7%	3.9%	3.2%
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

Years ending December 31,	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
	(In thousands)
2025	$33,492	$33,097	$66,589
2026	29,552	28,008	57,560
2027	27,094	23,352	50,446
2028	25,205	13,713	38,918
2029	22,437	4,652	27,089
Thereafter	114,642	1,942	116,584
Total future minimum lease payments	$252,422	$104,764	$357,186
Less: Interest	(33,323)	(8,980)	(42,303)
Total future minimum lease payments less interest	$219,099	$95,784	$314,883
Arrangements wherein we are the lessor:
We receive lease income as the lessor for certain buildings and warehouses or space within a warehouse. The remaining term on existing leases ranges from 1 to 13 years. Lease income is generally fixed over the duration of the contract and each lease contract contains clauses permitting extension or termination. Lease incentives and options for purchase of the leased asset by the lessee are generally not included.
The Company is party to operating leases only and currently does not have sales-type or direct financing leases. Lease income is included within “Rent, storage, and warehouse services” in the accompanying Consolidated Statements of Operations as denoted in Note 22 - Revenue from Contracts with Customers.
Property, buildings and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. The portion of these assets that are applicable

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

to the operating leases where we are the lessor totaled $134.9 million and $102.0 million, for Land and Buildings and improvements, on a gross and net basis, respectively, as of December 31, 2024. The portion of these assets that are applicable to the operating leases where we are the lessor totaled $115.2 million and $85.4 million, for Land and Buildings and improvements, on a gross and net basis, respectively, as of December 31, 2023. Depreciation expense for such assets was $4.8 million, $4.3 million and $4.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Future minimum lease payments due from our customers on leases as of December 31, 2024 were as follows:

Year ending December 31,	Operating Leases
(In thousands)
2025	$50,464
2026	42,696
2027	35,641
2028	30,145
2029	16,125
Thereafter	42,181
Total	$217,252
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
The Company’s senior unsecured notes, and term loans are reported on the Consolidated Balance Sheets at their aggregate principal amount less unamortized deferred financing costs. The fair value, which is only disclosed in the footnote herein, of these financial instruments is estimated based on the present value of the expected coupon and principal payments using a discount rate that reflects the projected performance as of each valuation date. The inputs used to estimate the fair value of the Company’s senior unsecured notes and term loans are comprised of Level 2 inputs, including senior industrial commercial real estate loan spreads, trading data on comparable unsecured industrial REIT debt, corporate industrial loan indexes, risk-free interest rates, and Level 3 inputs, such as future coupon and principal payments, and projected future cash flows.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. Refer to Note 10 - Derivative Financial Instruments for more information regarding valuation techniques of our derivative instruments.
There were no transfers between levels within the hierarchy for the years ended December 31, 2024 and 2023, respectively.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31, 2024	December 31, 2023
Measured at fair value on a recurring basis:		(In thousands)
Interest rate swap assets	Level 2	$14,141	$9,581
Interest rate swap liabilities	Level 2	$3,021	$330
Foreign exchange swap assets	Level 2	$15,727	$5,899

Assets held by various pension plans:
	Level 1	$22,052	$24,564
	Level 2	$4,010	$4,425
	Level 3	$1,107	$1,323

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$25,394	$—

Disclosed at fair value:
Public 5.409% Notes	Level 2	$478,950	$—
Senior unsecured notes, term loans, and revolving credit facility(1)	Level 3	$2,660,494	$2,821,064
(1)The carrying value of senior unsecured notes, term loans, and revolving credit facility is disclosed in Note 9 - Debt.
14. Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based and market performance-based equity awards. Time-based and cliff vesting market performance-based awards are recognized on a straight-line basis over the associates’ requisite service period, as adjusted for estimated of forfeitures. The Company’s Board of Directors and certain members of management have the option to elect their annual grant in the form of either restricted stock units (“RSUs”) or OP units. The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.
The Company implemented an Employee Stock Purchase Plan (“ESPP”) which became effective on December 8, 2020. Under the ESPP, eligible employees are granted options to purchase common stock at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. Options to purchase shares are granted twice yearly on or about January 1 and July 1, and exercisable on or about the succeeding July 1, and January 1, respectively, of each year. No participant may purchase more than $25,000 worth of shares during the calendar year, or a maximum of 2,400 shares in one offering period. There are 5,000,000 shares available for issuance under the ESPP. The stock-based compensation cost of the ESPP options

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

are measured based on grant date at fair value and are recognized on a straight-line basis over the offering period. The ESPP did not have a material impact on stock-based compensation expense during the year ended December 31, 2024.
Aggregate stock-based compensation charges were $28.2 million, $23.6 million and $27.1 million during the years ended December 31, 2024, 2023 and 2022, respectively. Routine stock-based compensation expense is included as a component of “Selling, general, and administrative” expense on the accompanying Consolidated Statements of Operations. As of December 31, 2024, there was $34.7 million of unrecognized stock‑based compensation expense related to RSUs and OP units, which will be recognized over a weighted-average period of 1.9 years.
Americold Realty Trust 2010 Equity Incentive Plan
During December 2010, the Company and the common stockholders approved the Americold Realty Trust 2010 Equity Incentive Plan (“2010 Plan”), whereby the Company could issue stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and/or dividend equivalents with respect to the Company’s common stock, cash bonus awards, and/or performance compensation awards to certain eligible participants, as defined in the 2010 plan, based upon a reserved pool of 3,849,976 of the Company’s common stock. No additional awards may be granted under the 2010 Plan.
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Directors adopted the Americold Realty Trust 2017 Equity Incentive Plan (“2017 Plan”), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 shares of common stock of the Company. On January 17, 2018, the Company’s stockholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period and are otherwise, paid upon the vesting of the awards. Time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units throughout the vesting period.
All awards granted under the 2017 Plan dated on March 8, 2020 and thereafter include a retirement provision. The retirement provision allows that if a participant has either attained the age of 65, or has attained the age of 55 and has ten full years of service with the Company, and there are no facts, circumstances or events existing which would give the Company a basis to effect a termination of service for cause, then the award recipient is entitled to continued vesting of any outstanding equity-based awards which include the retirement provision. Should the participant choose to retire from the Company, the awards with the retirement provision would continue to vest. Accordingly, grants of time-based awards to an associate who has met the retirement criteria on or before the date of grant will be expensed at the date of grant. In addition, grants of time-based awards to associates who will meet the retirement criteria during the awards normal vesting period will be expensed between the date of grant and the date upon which the award recipient meets the retirement criteria. Time-based awards granted to recipients who meet the retirement criteria, and decide to retire, will continue vesting on the original vesting schedule as determined at grant date. A pro-rated portion of market-performance based awards granted to recipients who meet the retirement criteria will remain outstanding and eligible to vest based on actual performance through the last day of the performance period based on the number of days during the performance period that the recipient was employed.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (In thousands)
2024	Directors	13,834	1 year	$350
2024	Associates	839,166	1-3 years	$21,847
2023	Directors	12,036	1 year	$350
2023	Associates	634,109	1-3 years	$19,759
2022	Directors	4,810	1 year	$125
2022	Associates	555,719	1-3 years	$15,067
Restricted stock units granted for the year ended December 31, 2024 consisted of: (i) 13,834 time-based restricted stock units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 702,072 time-based graded vesting restricted stock units with vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March as well as other off-cycle awards during the year (iii) 135,630 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates and (iv) 1,464 performance-based restricted stock units issued as part of Project Orion grant with a vesting period of one year.
Restricted stock units granted for the year ended December 31, 2023 consisted of: (i) 12,036 time-based restricted stock units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 456,017 time-based graded vesting restricted stock units with vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March as well as other off-cycle awards during the year (iii) 107,177 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates (iv) 70,915 performance-based restricted stock units issued as part of Project Orion grant with a vesting period of between one to two years.
Restricted stock units granted for the year ended December 31, 2022 consisted of: (i) 4,810 time-based restricted stock units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 424,543 time-based graded vesting restricted stock units with vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March as well as other off-cycle awards during the year and (iii) 131,176 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates.
In January 2024, following the completion of the applicable market-performance period, the Compensation Committee determined that the 33rd percentile was achieved for the 2021 awards and, accordingly, approximately 97,517 units vested on January 8, 2024, representing a vesting percentage of 56%.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In January 2025, following the completion of the applicable market-performance period, the Compensation Committee determined that the 28.5th percentile was achieved for the 2022 awards and, accordingly, 155,483 units vested on January 8, 2025, representing a vesting percentage of 57%.
The following table provides a summary of restricted stock unit activity under the 2010 and 2017 Plans for the year ended December 31, 2024:

Year Ended December 31, 2024
Restricted Stock	Number of Time-Based Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(1)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2023	732,519	$20.0	259,326	$10.0
Granted	717,370		135,630
Market-performance adjustment(2)	—		(28,632)
Vested	(366,298)		(36,419)
Forfeited	(85,315)		(20,860)
Non-vested as of December 31, 2024	998,276	$21.4	309,045	$6.6
Shares vested, but not released(3)	46,890	1.0	—	—
Total outstanding restricted stock units	1,045,166	$22.4	309,045	$6.6
(1)The number of market performance-based restricted stock units granted are reflected within this table based upon the number of shares of common stock issuable upon achievement of the performance metric at target.
(2)Represents the decrease in the number of original market-performance units awarded based on the final performance criteria achievement at the end of the defined performance period.
(3)For certain vested restricted stock units, common stock issuance is contingent upon the first to occur of: (1) termination of service; (2) change in control; (3) death; or (4) disability, as defined in the 2010 Plan. Of these vested time-based restricted stock units 46,890 belong to an active member of the Board of Directors and the date of issuance is therefore unknown at this time. The weighted average grant date fair value of these units is $8.42 per unit. Holders of these certain vested restricted stock units are entitled to receive dividends, but are not entitled to vote until such stock is issued.
The weighted average grant date fair value of restricted stock units granted during years 2024, 2023, and 2022 was $26.02, $31.12 and $27.10 per unit, respectively. During the year ended December 31, 2024 the weighted average grant date fair value of vested and converted restricted stock units was $30.01 and forfeited restricted stock units was $28.10. The weighted average grant date fair value of non-vested restricted stock units was $27.56 and $29.09 per unit as of December 31, 2024 and 2023, respectively.
Market Performance-Based Restricted Stock Units
During each of the years ended December 31, 2024, 2023, and 2022, the Compensation Committee of the Board of Directors approved the annual grant of market performance-based restricted stock units under the 2017 Plan to associates of the Company. The awards utilize relative total stockholder return (“TSR”) over a three-year measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI U.S. REIT Index (“RMZ”) over a three-year market performance period, or the Market Performance Period, commencing on January 1st of the grant year and ending on December 31st of the third year, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMZ, or the RMZ Relative Market Performance. In the event that the RMZ Relative Market Performance during the Market Performance Period is achieved at the

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

“threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

Performance Level Thresholds	RMZ Relative Market Performance	Market Performance Vesting Percentage
High Level	above 75th percentile	200%
Target Level	50th percentile	100%
Threshold Level	25th percentile	50%
Below Threshold Level	below 25th percentile	0%
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

Award Date	Expected Stock Price Volatility (1)	Risk-Free Interest Rate	Dividend Yield (2)
2022	33%	1.75%	N/A
2023	28%	4.77%	N/A
2024	29%	4.29%	N/A
(1)Volatility is based on historical stock price
(2)Dividends are assumed to be reinvested and therefore not applicable.
OP Units Activity
The following table summarizes OP unit grants under the 2017 Plan during the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (In thousands)
2024	Directors	43,478	1 year	$1,100
2024	Associates	662,200	3 years	$16,969
2023	Directors	37,827	1 year	$1,100
2023	Associates	357,254	1-3 years	$11,917
2022	Directors	35,593	1 year	$925
2022	Associates	342,980	1-3 years	$9,087
OP units granted for the year ended December 31, 2024 consisted of: (i) 43,478 time-based OP units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 425,333 time-based

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

graded vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2024 as well as other off-cycle awards during the year and (iii) 236,867 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2024.
OP units granted for the year ended December 31, 2023 consisted of: (i) 37,827 time-based OP units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 163,694 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March of 2023 as well as other off-cycle awards during the year and (iii) 193,560 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2023.
OP units granted for the year ended December 31, 2022 consisted of: (i) 35,593 time-based OP units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 98,994 time-based graded vesting OP units with various vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March of 2022 as well as other off-cycle awards during the year (iii) 243,986 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2022.
The following table provides a summary of the OP unit activity under the 2017 Plan for the year ended December 31, 2024:

Year Ended December 31, 2024
OP Units	Number of Time-Based OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2023	235,895	$7.1	420,376	$12.7
Granted	468,811		236,867
Vested	(128,448)		(61,089)
Forfeited	(13,273)		(28,185)
Non-vested as of December 31, 2024	562,985	$12.0	567,969	$12.2
Shares vested, but not released	372,168	8.0	83,304	—
Total outstanding OP units	935,153	$20.0	651,273	$12.2
The OP units granted for the years ended December 31, 2024, 2023 and 2022 had an aggregate grant date fair value of $18.1 million, $13.0 million and $10.0 million, respectively. During the year ended December 31, 2024 the weighted average grant date fair value of vested OP units was $30.67 and forfeited OP units was $31.10. The weighted average grant date fair value of non-vested OP units was $27.38 and $30.67 per unit as of December 31, 2024 and 2023, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Options Activity
The following table provides a summary of option activity for the year ended December 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2023	100,498	$9.81	2.7
Exercised	(32,500)	9.81
Outstanding as of December 31, 2024	67,998	$9.81	1.8

Exercisable as of December 31, 2024	67,998	$9.81	1.8
All outstanding stock options were vested as of December 31, 2021. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.1 million, and $1.9 million, respectively.
15. Income Taxes
As discussed in Note 2 - Summary of Significant Accounting Policies, the Company operates in compliance with REIT requirements for federal income tax purposes. It is management’s intention to adhere to these requirements and maintain the Company’s REIT status. Most states where we operate conform to the federal rules recognizing REITs. The Operating Partnership is a regarded partnership under federal tax law, and the Operating Partnership’s accompanying Consolidated Financial Statements include the related provision balances for federal income taxes. A provision for taxes of the TRSs and of foreign branches of the REIT is included in our Consolidated Financial Statements.
The unremitted earnings and basis of certain foreign subsidiaries are indefinitely reinvested and the determination of that liability is not practicable. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would be subject to additional income taxes which could result in a higher effective tax rate. With respect to the foreign subsidiaries owned directly or indirectly by the REIT or Operating Partnership, any unremitted earnings would not be subject to additional U.S. income tax because the REIT would distribute 100% of such earnings or would receive a participation exemption.
The GILTI provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. The Company continues to account for the GILTI inclusion as a period cost and thus has not recorded any deferred tax liability associated with GILTI. There was no material taxable deemed dividend estimated or recorded for the Company for 2024, 2023 and 2022.
The international tax framework introduced by the OECD under its Pillar 2 initiative includes a global minimum tax of 15%. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and is effective for the Company's 2024 year end. The Company has assessed this legislation, and the Pillar 2 provisions do not have a material impact on the Company’s tax expense.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the loss from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 in the U.S. and foreign operations:

	Years Ended December 31,
	2024	2023	2022
Loss from continuing operations before income taxes	(In thousands)
U.S.	$(19,509)	$(35,662)	$37,040
Foreign	(83.668)	(292,427)	(66,968)
Total loss from continuing operations before income taxes	$(103,177)	$(328,089)	$(29,928)
The benefit (expense) for income taxes from continuing operations for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Current:
U.S. federal	$57	$(9)	$290
State	(736)	(3,318)	(620)
Foreign	(4,103)	(5,181)	(3,395)
Total current portion	(4,782)	(8,508)	(3,725)

Deferred:
U.S. federal	(4,615)	(1,264)	(3,895)
State	(1,524)	347	360
Foreign	19,349	11,698	26,096
Total deferred portion	13,210	10,781	22,561
Total income tax benefit from continuing operations	$8,428	$2,273	$18,836
Income tax benefit attributable to loss from continuing operations before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to loss from continuing operations before income taxes. The reconciliation between the statutory rate and reported amount for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Income tax benefit from continuing operations at statutory rates	$21,667	$68,899	$6,285
Earnings from REIT - not subject to tax	(7,683)	(6,612)	7,742
State income taxes, net of federal income tax benefit	(2,488)	(2,616)	(524)
Foreign income taxed at different rates	2,622	11,432	1,296
Change in valuation allowance	(5,523)	(10,619)	1,307
Goodwill Impairment	—	(57,436)	—
Non-deductible expenses	(2,188)	(1,243)	(4,379)
Change in status of investment	—	—	6,503
Other	2,021	468	606
Total	$8,428	$2,273	$18,836

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$67,765	$74,439
Accrued expenses	33,087	34,125
Share-based compensation	3,132	2,890
Lease obligations	14,244	15,155
Other assets	2,442	3,909
Total gross deferred tax assets	120,670	130,518
Less: valuation allowance	(14,430)	(10,895)
Total net deferred tax assets	106,240	119,623

Deferred tax liabilities:
Intangible assets and goodwill	(71,420)	(76,860)
Property, buildings and equipment	(132,646)	(157,659)
Lease right-of-use assets	(14,479)	(15,646)
Other liabilities	(3,315)	(4,789)
Total gross deferred tax liabilities	(221,860)	(254,954)
Net deferred tax liability	$(115,620)	$(135,331)
As of December 31, 2024, the U.S. TRS has gross U.S. federal net operating loss carryforwards of approximately $25.0 million with no expiration, but can only be used to offset up to 80% of future taxable income annually. These losses are subject to an annual limitation under Internal Revenue Code (IRC) section 382 as a result of our IPO and a subsequent ownership change that occurred in March of 2019; however, the limitation should not impair the Company’s ability to utilize the losses. The Company has $78.7 million in REIT U.S. federal net operating loss carryforwards which were obtained through acquisitions. These losses are also subject to an annual limitation under IRC section 382; no deferred tax value has been recorded as they can only be used to reduce required distributions to stockholders, of which none has been used for this purpose.
The Company has gross state net operating loss carryforwards of approximately $36.5 million from its TRSs, of which $26.6 million will expire at various times between 2028 and 2043. The remaining $9.9 million was generated after 2017 and have no expiration.
The Company has gross foreign net operating loss carryforwards of approximately $121.7 million, of which $32.1 million will expire at various times between 2025 and 2041. The remaining $89.6 million can be carried forward indefinitely.
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
As of December 31, 2024, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2019. However, for U.S. income tax purposes, the 2012, 2013,

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

and 2016 remain open, to the extent that net operating losses were generated in those years and continue to be subject to adjustments from taxing authorities in the tax year they are utilized.
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
During 2023, the Company terminated the ARIP, which resulted in the recognition of a settlement loss of $2.5 million. Refer to Note 1 - Description of the Business of the Consolidated Financial Statements for additional information.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Actuarial information regarding these plans is as follows:

	2024
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2024	$—	$(27,138)	$(503)	$(1,559)	$(2,509)	(31,709)
Service cost	—	—	—	(44)	(74)	(118)
Interest cost	—	(1,262)	(20)	(74)	(70)	(1,426)
Actuarial gain (loss)	—	1,610	16	(109)	274	1,791
Benefits paid	—	1,344	—	45	131	1,520
Plan participants’ contributions	—	—	—	(16)	—	(16)
Foreign currency translation gain	—	—	—	143	158	301
Effect of settlement	—	2,094	33	—	—	2,127
Benefit obligation – end of year	$—	$(23,352)	$(474)	$(1,614)	$(2,090)	$(27,530)

Change in plan assets:
Fair value of plan assets – January 1, 2024	$—	$27,365	$—	$1,633	$1,314	$30,312
Actual return on plan assets	—	472	—	539	39	1,050
Employer contributions	—	—	33	—	134	167
Benefits paid	—	(1,344)	—	(116)	(41)	(1,501)
Effect of settlement	—	(2,094)	(33)	—	—	(2,127)
Plan participants’ contributions	—	—	—	43	—	43
Foreign currency translation loss	—	—	—	(436)	(66)	(502)
Others	—	—	—	—	(273)	(273)
Fair value of plan assets – end of year	—	24,399	—	1,663	1,107	27,169
Funded status	$—	$1,047	$(474)	$49	$(983)	$(361)

Amounts recognized on the consolidated balance sheet as of December 31, 2024:
Pension and post-retirement asset (liability)	$—	$1,047	$(474)	$49	$(983)	$(361)
Accumulated other comprehensive (income) loss	—	(1,030)	(74)	96	(307)	(1,315)
Amounts in accumulated other comprehensive loss (income) consist of:
Net (gain) loss	$—	$(1,030)	$(74)	$96	$(307)	$(1,315)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) loss	$—	$(700)	$(16)	$13	$99	$(604)
Amortization of net loss (gain)	—	60	5	—	(21)	44
Amount recognized due to special event	—	44	5	—	—	49
Foreign currency translation gain	—	—	—	(4)	—	(4)
Total recognized in other comprehensive loss (income)	$—	$(596)	$(6)	$9	$78	$(515)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	N/A	$474	$1,614	$2,090	$4,178
Accumulated benefit obligation	N/A	N/A	$474	$1,482	$1,833	$3,789
Fair value of plan assets	N/A	N/A	$—	$1,663	$1,107	$2,770

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	2023
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Change in benefit obligation:	(In thousands)
Benefit obligation – January 1, 2023	$(33,811)	$(26,604)	$(493)	$(1,268)	$(2,421)	$(64,597)
Service cost	—	—	—	(48)	(102)	(150)
Interest cost	(1,603)	(1,322)	(21)	(64)	(84)	(3,094)
Actuarial (loss) gain	(1,199)	(474)	11	(209)	130	(1,741)
Benefits paid	1,487	1,262	—	48	44	2,841
Plan participants’ contributions	—	—	—	(18)	—	(18)
Foreign currency translation loss	—	—	—	—	(76)	(76)
Effect of settlement	35,126	—	—	—	—	35,126
Benefit obligation – end of year	$—	$(27,138)	$(503)	$(1,559)	$(2,509)	$(31,709)

Change in plan assets:
Fair value of plan assets – January 1, 2023	$34,992	$26,999	$—	$1,508	$1,143	$64,642
Actual return on plan assets	403	1,629	—	335	(21)	2,346
Employer contributions	1,216	—	—	—	115	1,331
Benefits paid	(1,486)	(1,263)	—	(103)	—	(2,852)
Effect of settlement	(35,125)	—	—	—	—	(35,125)
Plan participants’ contributions	—	—	—	47	—	47
Foreign currency translation (loss) gain	—	—	—	(154)	77	(77)
Fair value of plan assets – end of year	—	27,365	—	1,633	1,314	30,312
Funded status	$—	$227	$(503)	$74	$(1,195)	$(1,397)

Amounts recognized on the consolidated balance sheet as of December 31, 2023:
Pension and post-retirement asset (liability)	$—	$227	$(503)	$74	$(1,195)	$(1,397)
Accumulated other comprehensive loss (income)	3,699	(267)	(68)	93	(142)	$3,315
Amounts in accumulated other comprehensive loss (income) consist of:
Net loss (gain)	$3,699	$(267)	$(68)	$93	$(142)	$3,315

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net loss (gain)	$1,880	$199	$(8)	$121	$(130)	$2,062
Amortization of net (gain) loss	(646)	77	2	—	(14)	(581)
Amount recognized due to settlement	(2,152)	—	—	—	—	(2,152)
Foreign currency translation gain	—	—	—	(35)	—	(35)
Effect of tax	3,005	—	—	—	—	3,005
Total recognized in other comprehensive loss (income)	$2,087	$276	$(6)	$86	$(144)	$2,299

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	N/A	$503	$1,559	$2,509	$4,571
Accumulated benefit obligation	N/A	N/A	$504	$1,412	$2,215	$4,131
Fair value of plan assets	N/A	N/A	$—	$1,633	$1,312	$2,945

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of net period benefit cost for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31, 2024
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$44	$74	$118
Interest cost	—	1,262	20	74	70	1,426
Expected return on plan assets	—	(1,214)	—	(117)	—	(1,331)
Amortization of net (gain) loss	—	(60)	(5)	—	21	(44)
Effect of settlement	—	(44)	(5)	—	—	(49)
Net pension benefit (income) cost	$—	$(56)	$10	$1	$165	$120

	December 31, 2023
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$48	$102	150
Interest cost	1,603	1,322	21	64	84	3,094
Expected return on plan assets	(1,120)	(1,285)	—	(69)	—	(2,474)
Amortization of net loss (gain)	646	(77)	(2)	—	14	581
Effect of settlement	2,152	—	—	—	—	2,152
Net pension benefit cost (income)	$3,281	$(40)	$19	$43	$200	$3,503

	December 31, 2022
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$47	$97	144
Interest cost	1,025	990	11	31	22	2,079
Expected return on plan assets	(2,702)	(2,094)	—	(77)	—	(4,873)
Amortization of net loss (gain)	101	117	—	—	(13)	205
Amortization of prior service cost	—	—	—	21	—	21
Effect of settlement	319	—	(11)	—	—	308
Net pension benefit (income) cost	$(1,257)	$(987)	$—	$22	$106	$(2,116)
The service cost component of defined benefit pension cost and postretirement benefit cost are presented in “Selling, general, and administrative”, the effect of settlement of the ARIP in 2023 is reflected in “Acquisition,

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

cyber incident, and other, net”, and all other components of net period benefit cost are presented in “Other, net” on the Consolidated Statements of Operations.
The Company recognizes all changes in the fair value of plan assets and net actuarial gains or losses at December 31 each year. Prior service costs and gains/losses are amortized based on a straight-line method over the average future service of members that are expected to receive benefits.
All actuarial gains/losses are exposed to amortization over an average future service period of 5.5 years for the National Service-Related Pension Plan, 3.6 years for Other Post-Retirement Benefits, 6.5 years for Superannuation, and 4.3 years for Austria Plans as of December 31, 2024.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2024, 2023 and 2022 are as follows:

	December 31, 2024
	ARIP	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	N/A	5.48%	4.95%	5.30%	3.12%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	N/A	4.82%	4.57%	5.25%	3.41%
Expected return on plan assets	N/A	5.50%	N/A	7.50%	N/A
Rate of compensation increase	N/A	N/A	N/A	3.00%	N/A

	December 31, 2023
	ARIP	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	N/A	4.90%	4.57%	5.25%	3.41%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	N/A	5.11%	4.81%	5.40%	3.78%
Expected return on plan assets	N/A	5.50%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	2.50%	N/A

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2022
	ARIP	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	5.02%	5.11%	4.81%	5.40%	3.78%
Rate of compensation increase	N/A	N/A	N/A	2.50%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	2.49%	2.77%	1.95%	2.55%	0.94%
Expected return on plan assets	6.50%	6.50%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	2.50%	N/A
The estimated net gain for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2025 is less than $0.2 million. There are no estimated prior service costs associated with these plans to be amortized from accumulated other comprehensive income during 2025.
There are no estimated net gains for the Superannuation Plan or Austria Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2025. The estimated prior service costs associated with these plans to be amortized from accumulated other comprehensive income during 2025 is nominal.
Plan Assets
The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments. The Company invests in both U.S. and non-U.S. equity securities, fixed-income securities, and real estate. The Austria Plans’ assets are held in an insurance annuity contract, which is determined based on the cash surrender value of the insurance contract, with an independent insurance company. The contract is classified within level 3 of the valuation hierarchy. As of December 31, 2024, approximately 89% of total plan assets are allocated to fixed-income securities. To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Superannuation Plan’s assets, adjusted for expected contributions, distributions, administrative expenses and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2025, the Company expects to receive a long-term rate of return of 5.5% for the NSRPP, and 7.5% for the Superannuation Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair values of the Company’s pension plan assets by category, are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
U.S. equities:
Large cap	$—	$1,800	$—	$1,800
Fixed-income securities:
Money markets	—	124	—	124
U.S. bonds(1)	22,052	—	—	22,052
Real estate(2)	—	423	—	423
Common/collective trusts	—	1,663	—	1,663
Other	—	—	1,107	1,107
Total assets	$22,052	$4,010	$1,107	$27,169

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
U.S. equities:
Large cap	$—	$1,207	$—	$1,207
Fixed-income securities:
Money markets	—	—	—	—
U.S. bonds(1)	24,564	—	—	24,564
Real estate(2)	—	1,597	—	1,597
Common/collective trusts	—	1,621	—	1,621
Other	—	—	1,323	1,323
Total assets	$24,564	$4,425	$1,323	$30,312
(1)Includes publicly traded funds which primarily hold debt and fixed-income securities.
(2)Includes funds in a separate account held by a regulated investment company that invest primarily in commercial real estate and includes mortgage loans which are backed by the associated properties. The Company can call the investment in these assets with no restrictions.
The U.S. Plans’ assets are in commingled funds that are valued using net asset values. The net asset values are based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The pension assets are classified as Level 1 when the net asset values are based on a quoted price in an active market. The pension assets are classified as Level 2 when the net asset value is based on a quoted price on a private market that is not active and the underlying investments are traded on an active market. The pension assets are classified as Level 3 when fair value is determined using unobservable inputs. These unobservable inputs reflect the company’s own assumptions based on the best available information.
The Company expects to contribute an immaterial amount to certain plans during 2025 based on the expected funded status of the plans.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2024:

Years Ending December 31:	(In thousands)
2025	$2,204
2026	2,011
2027	2,044
2028	1,930
2029	2,028
Thereafter	13,542
Total	$23,759
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
The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2024, 2023 and 2022, and sets forth the contributions into each plan. The Company currently participates in certain of these plans in its warehouse segment, and previously on behalf of a customer within its Third-party managed segment. The participation in certain plans related to the Third-party managed agreements were transitioned to a new third-party provider during 2022. Under the terms of the operating agreements, the contributions made to these funds were reimbursed to the Company by the customer as a pass-through cost within Third-party managed revenues. The approximate proportion of contributions to these plans on behalf of the customer is denoted below the table. The “EIN” column provides the Employer Identification Number (“EIN”). The most recent Pension Protection Act Zone Status available in 2024 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. As of December 31, 2024, for the plans included in the table below with a Zone Status of Yellow, the fund has implemented a financial improvement plan (“FIP”), and for the plans with a Zone Status of Red, the fund has implemented a rehabilitation plan (“RP”).

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from 2025 through 2029. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2024, 2023 and 2022.
The Company contributes to multi-employer plans that cover approximately 36% of union associates as of December 31, 2024. Projected minimum contributions required for the upcoming fiscal year are approximately $3.6 million. The table below presents the amounts charged to expense within the Consolidated Statements of Operations for the Company’s contributions to the multi-employer plans for the years ended December 31, 2024, 2023 and 2022.

Pension Fund	EIN	Zone Status	Americold Contributions
			2024	2023	2022
			(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(1)	36-6052390	Green	$64	$7	$8
Central States SE & SW Areas Health and Welfare Pension Plans(2)(3)	36-6044243	Red	—	3	9,546
New England Teamsters & Trucking Industry Pension Plan(4)	04-6372430	Red	—	592	655
Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Red	230	288	326
I.U.O.E Stationary Engineers Local 39 Pension Fund(2)	94-6118939	Green	114	138	181
United Food & Commercial Workers International Union Industry Pension Fund(5)(6)	51-6055922	Green	—	—	109
Western Conference of Teamsters Pension Fund(2)(3)	91-6145047	Green	2,813	2,866	7,586
Minneapolis Food Distributing Industry Pension Plan(2)	41-6047047	Green	154	175	136
WWEC Local 863 Pension Fund	26-3541447	Yellow	38	3,127	2,389
Total Contributions(7)			$3,413	$7,196	$20,936
(1)The status information is for the plan’s year end at January 31, 2024 and 2023.
(2)The status information is for the plans’ year end at December 31, 2024 and 2023.
(3)A portion of the Company’s participation in this plan related to Third-party managed sites that the Company no longer manages as of December 31, 2022.
(4)The status information is for the plan’s year end at September 30, 2024 and 2023. The Company withdrew from the multi-employer plan on October 31, 2017. The related liability of $6.0 million as of December 31, 2024 is reflected in “Other liabilities” on the accompanying Consolidated Balance Sheets and will be repaid over the next 23 years.
(5)The status information is for the plan’s year end at June 30, 2024 and 2023.
(6)As of December 31, 2022, the Company no longer participates in this fund as the Company no longer manages the related Third-party managed sites.
(7)Approximately 70% of total contributions made during each of the year ended December 31, 2022, related to Third-party managed sites that the Company has ceased operating agreements for as of December 31, 2022, and for which it received reimbursement of these costs. As a result of ceasing the operating agreements, the Company will no longer be required to contribute to these Funds related to the former Third-party managed operations
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense recognized in Selling, general, and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022 were $9.1 million, $8.3 million and $7.7 million, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Defined Contribution Plans
The Company has defined contribution employee benefit plans, which cover all eligible associates. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) plans charged to expense in Selling, general, and administrative expenses on the Consolidated Statements of Operations for each of the years ended December 31, 2024, 2023 and 2022 was $11.8 million, $11.9 million and $11.4 million, respectively.
Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2024, 2023 and 2022.
17. Commitments and Contingencies
Collective Bargaining Agreements
As of December 31, 2024, we employed 13,755 people worldwide. As of December 31, 2024, approximately 31% of our associates were represented by various local labor unions and associations. During 2025, the Company expects to renegotiate 12 collective bargaining agreements, which make up approximately 5% of our associate population. The Company does not anticipate any workplace disruptions during this renegotiation process.
Cybersecurity Incident
As a result of the Cyber Incident referenced in Note 1 - Description of the Business, the Company has received claims for reimbursement from a number of customers pursuant to the terms of the contracts between each of those customers and the Company. As of December 31, 2024, the Company maintains an accrual of $5.3 million, which represents management’s best estimate of the amount of loss related to unsettled claims based on its evaluation of the relevant contract terms and other relevant facts and circumstances to date. Actual losses may differ from the amounts accrued based on the ultimate resolution of customer claims.
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
Notes to Consolidated Financial Statements

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of December 31, 2024 and 2023 on the Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of December 31, 2024 and 2023.
Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2024 and 2023. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive income (loss) (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Opening balance - accumulated other comprehensive (loss) income	$(16,640)	$(6,050)	$4,522

Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$383	$2,682	$5,058

Gain (loss) arising during period	515	(2,299)	(2,397)
Amortization of prior service cost	—	—	21
Net gain (loss) on pension and other postretirement benefit	515	(2,299)	(2,376)

Balance at end of period, net of tax	$898	$383	$2,682

Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(31,587)	$(26,650)	$(3,136)

Cumulative translation adjustment	(71,343)	26,956	(90,482)
Removal of hedge designation	(10,410)	—	—
Derecognition of cumulative foreign currency translation upon deconsolidation of entity contributed to a joint venture	—	—	4,970
Non-derivative net investment hedges	67,312	(31,893)	61,998
Net loss on foreign currency translation	(14,441)	(4,937)	(23,514)

Balance at end of period, net of tax	$(46,028)	$(31,587)	$(26,650)

Designated derivatives:
Balance at beginning of period, net of tax	$14,564	$17,918	$2,600

Cash flow hedge derivatives	27,765	8,532	21,505
Net amount reclassified from AOCI to net loss	(24,478)	(11,886)	(6,187)
Net gain (loss) on designated derivatives	3,287	(3,354)	15,318

Balance at end of period, net of tax	$17,851	$14,564	$17,918

Closing balance - accumulated other comprehensive loss	$(27,279)	$(16,640)	$(6,050)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

19. Geographic Concentrations
The following table provides total and long-lived assets by geography as of December 31, 2024 and 2023:

	Long-Lived Assets		Total Assets
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In thousands)
North America	$4,560,688	$5,213,729	$6,408,763	$6,369,346
Europe	580,737	684,201	811,717	926,920
Asia-Pacific	344,835	418,602	484,090	533,581
South America	25,611	35,963	31,384	39,405
Total	$5,511,871	$6,352,495	$7,735,954	$7,869,252

20. Segment Information
Our operating segments are aggregated into three reportable segments: Warehouse, Transportation, and Third-party managed.
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
Significant warehouse segment expenses include labor, power, other facilities costs, and other service costs.
Labor - Labor, the most significant part of warehouse expenses, covers wages, benefits, workers' compensation.
Power - The cost of power, also a significant cost of operations, fluctuates based on the price of power in the regions that our facilities operate and the required temperature zone or freezing required.
Other Facilities Costs - Other facilities costs include utilities other than power, property taxes and insurance, sanitation, repairs and maintenance, operating lease rent charges, security, and other related facilities costs.
Other Service Costs - Other services costs include equipment costs, warehouse consumables (e.g. shrink-wrap), employee protective equipment, warehouse administration and other related services costs.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Third-party managed services cost of operations, which are recognized on a pass through basis, primarily consist of labor charges similar to those described above as a component of warehouse costs of operations
During the fourth quarter of 2022, we strategically transitioned the management of our largest third-party managed customer’s warehouses to a new third-party provider, and our operations ceased. As part of this transition, we agreed to continue to process certain costs for this customer for a period of time, and will continue to receive reimbursement for all such costs.
The accounting policies used in the preparation of our reportable segments financial information are the same as those used in the preparation of our Consolidated Financial Statements. Our chief operating decision maker is our Chief Executive Officer and uses segment contribution to evaluate segment performance and to allocate resources.
Segment contribution metrics help investors understand revenues, costs, and earnings among service types. Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate Selling, general, and administrative expense; Acquisition, cyber incident, and other, net; Impairment of indefinite and long-lived assets; gain or loss on sale of real estate and all components of non-operating other income and expense.
Selling, general and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance and to allocate resources. Segment contribution is not a measurement of financial performance under U.S. GAAP and should not be considered an alternative to operating income. The Company has not disclosed assets by reportable segments, as asset information is not used by our chief operating decision maker to facilitate resource allocations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to Loss from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Segment revenues:
Warehouse	$2,416,743	$2,391,089	$2,302,971
Transportation	209,129	239,670	313,358
Third-party managed	40,669	42,570	298,406
Total revenues	2,666,541	2,673,329	2,914,735

Significant Segment Expenses:
Warehouse:
Power	147,453	147,750	155,661
Other facilities costs	256,910	247,743	231,944
Labor	998,543	1,023,806	1,006,862
Other services costs	212,124	249,187	272,272
Total Warehouse Cost of Operations	1,615,030	1,668,486	1,666,739

Transportation services cost of operations	172,606	197,630	265,956
Third-party managed services cost of operations	32,178	36,641	286,077
Total segment expenses	$1,819,814	$1,902,757	$2,218,772

Segment contribution:
Warehouse	801,713	722,603	636,232
Transportation	36,523	42,040	47,402
Third-party managed	8,491	5,929	12,329
Total segment contribution	846,727	770,572	695,963

Depreciation and amortization	(360,817)	(353,743)	(331,446)
Selling, general, and administrative	(255,118)	(226,786)	(231,067)
Acquisition, cyber incident, and other, net	(77,169)	(64,087)	(32,511)
Impairment of indefinite and long-lived assets	(33,126)	(236,515)	(7,380)
Net gain (loss) from real estate	3,514	2,254	(5,689)
Interest expense	(135,323)	(140,107)	(116,127)
Loss on debt extinguishment, modifications and termination of derivative instruments	(116,082)	(2,482)	(3,217)
Loss from investments in partially owned entities	(3,702)	(1,442)	(918)
Impairment of related party loan receivable	—	(21,972)	—
Loss on put option	—	(56,576)	—
Other, net	27,919	2,795	2,464
Loss from continuing operations before income taxes	$(103,177)	$(328,089)	$(29,928)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

21. Loss per Common Share
Basic loss per share and Diluted loss per share are calculated by dividing the Net loss attributable to common stockholders by the basic and diluted weighted-average common stock outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings per share because it distributes non-forfeitable dividend equivalents on restricted stock units and Operating Partnership units granted to certain associates and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and Operating Partnership units are unvested.
A reconciliation of the basic and diluted weighted-average common stock outstanding for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Weighted-average common stock outstanding – basic	284,782	275,773	269,565
Weighted average common stock outstanding – diluted	284,782	275,773	269,565
For the years ended December 31, 2024, 2023 and 2022, potential common stock under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Employee stock options	54	83	163
Restricted stock units	488	406	1,549
Operating Partnership units	238	254	769
Total	780	743	2,481

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

22. Revenue from Contracts with Customers
Disaggregated Revenues
The following tables represent a disaggregation of revenues from contracts with customers for the years ended December 31, 2024, 2023 and 2022 by segment and geographic region:

	December 31, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$840,571	$73,719	$75,037	$8,380	$997,707
Warehouse services	1,104,680	102,731	144,118	5,706	1,357,235
Transportation	108,015	59,122	39,169	2,823	209,129
Third-party managed	16,138	—	24,531	—	40,669
Total revenues (1)	2,069,404	235,572	282,855	16,909	2,604,740
Lease revenues (2)	54,107	5,320	2,374	—	61,801
Total revenues	$2,123,511	$240,892	$285,229	$16,909	$2,666,541

	December 31, 2023
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$889,285	$81,176	$71,438	$7,758	$1,049,657
Warehouse services	1,046,910	100,966	136,496	4,975	1,289,347
Transportation	125,755	76,631	34,718	2,566	239,670
Third-party managed	19,837	—	22,733	—	42,570
Total revenues (1)	2,081,787	258,773	265,385	15,299	2,621,244
Lease revenues (2)	43,672	5,850	2,563	—	52,085
Total revenues	$2,125,459	$264,623	$267,948	$15,299	$2,673,329

	December 31, 2022
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$800,763	$77,017	$67,622	$9,587	$954,989
Warehouse services	1,038,145	118,152	141,557	5,729	1,303,583
Transportation	154,669	125,055	31,551	2,083	313,358
Third-party managed	277,010	—	21,396	—	298,406
Total revenues (1)	2,270,587	320,224	262,126	17,399	2,870,336
Lease revenues (2)	38,909	5,490	—	—	44,399
Total revenues	$2,309,496	$325,714	$262,126	$17,399	$2,914,735
(1)Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842: Leases.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Performance Obligations
Substantially all of our revenues for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts are recognized over time as the customer benefits equally throughout the period until the contractual term expires. Typically, revenues are recognized over time using an output measure (e.g. passage of time). Revenues are recognized at a point in time upon delivery when the customer typically obtains control for most accessorial services, transportation services and reimbursed costs.
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
At December 31, 2024, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 24% of these remaining performance obligations as revenues in 2025, and the remaining 76% to be recognized over a weighted average period of 13.6 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2024, were not materially impacted by any other factors.
Receivables balances related to contracts with customers accounted for under ASC 606 were $381.0 million and $420.2 million at December 31, 2024 and 2023, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $22.0 million and $28.4 million at December 31, 2024 and 2023, respectively. Substantially all revenues that was included in the contract liability balances at the beginning of 2023 and 2022 has been recognized as of December 31, 2024 and 2023, respectively, and represents revenues from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
US
401 Kentile, NJ	1	$—	$6,251	$21,644	$395	$6,254	$22,036	$28,290	$(2,613)	2014	2020
501 Kentile, NJ	1	—	6,440	46,094	1,515	7,585	46,464	54,049	(6,327)	1989	2020
601 Kentile, NJ	1	—	8,160	47,277	1,474	8,160	48,751	56,911	(5,957)	1999	2020
Albertville, AL	1	—	1,251	12,385	2,144	1,381	14,399	15,780	(7,791)	1993	2008
Allentown, PA	2	—	5,780	47,807	10,480	7,161	56,906	64,067	(31,931)	1976	2008
Amarillo, TX	1	—	871	4,473	1,849	942	6,251	7,193	(3,594)	1973	2008
Anaheim, CA	1	—	9,509	16,810	4,624	9,534	21,409	30,943	(12,836)	1965	2009
Appleton, WI	1	—	200	5,022	12,048	916	16,354	17,270	(7,386)	1989	2009
Atlanta - East Point, GA	1	—	1,884	3,621	4,465	2,118	7,852	9,970	(4,744)	1959	2016
Atlanta - Empire, GA	1	—	1,610	11,866	1,389	1,610	13,255	14,865	(2,469)	1959	2020
Atlanta - Gateway, GA	2	—	3,271	35,226	48,580	5,045	82,032	87,077	(16,756)	1972, 2022, 2023	2008
Atlanta - Pleasantdale, GA	1	—	11,960	70,814	5,622	14,683	73,713	88,396	(11,872)	1963	2020
Atlanta - Skygate, GA	1	—	1,851	12,731	2,921	2,433	15,070	17,503	(6,704)	2001	2008
Atlanta - Southgate, GA	1	—	1,623	17,652	5,107	2,646	21,736	24,382	(10,152)	1996	2008
Atlanta - Tradewater, GA	1	—	—	36,966	11,426	8,491	39,901	48,392	(16,241)	2004	2008
Atlanta - Westgate, GA	1	—	2,270	24,659	2,346	3,387	25,888	29,275	(14,317)	1990	2008
Atlanta, GA - Corporate	—	—	—	365	41,551	(19)	41,935	41,916	(13,387)	1999/2014	2008
Augusta, GA	1	—	2,678	1,943	1,543	2,843	3,321	6,164	(2,309)	1971	2008
Babcock, WI	1	—	852	8,916	344	903	9,209	10,112	(4,117)	1999	2008
Belvidere-Imron, IL	1	—	2,000	11,989	4,572	2,622	15,939	18,561	(9,111)	1991	2009
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	458	5	2,571	2,576	(2,405)	1991	2009
Benson, NC	1	—	3,660	35,825	318	3,660	36,143	39,803	(7,323)	1997	2019
Benson Hodges, NC	1	—	—	1,198	1,578	10	2,766	2,776	(655)	1985	2020
Birmingham, AL	1	—	1,002	957	3,061	1,282	3,738	5,020	(1,750)	1963	2008
Brea, CA	1	—	4,645	5,891	4,496	4,776	10,256	15,032	(3,956)	1975	2009
Bridgewater, NJ	1	—	6,350	13,472	482	6,537	13,767	20,304	(2,025)	1979	2020
Brighton (Denver 2), CO	1	—	3,933	33,913	987	3,936	34,897	38,833	(3,372)	2021	2021
Brooklyn Park, MN	1	—	1,600	8,951	1,803	1,600	10,754	12,354	(6,283)	1986	2009
Burley, ID	2	—	—	16,136	5,543	219	21,460	21,679	(18,012)	1959	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Burlington, WA	3	—	694	6,108	3,325	825	9,302	10,127	(5,447)	1965	2008
Carson, CA	1	—	9,100	13,731	2,261	9,152	15,940	25,092	(7,295)	2002	2009
Cartersville, GA	1	—	1,500	8,505	1,852	1,620	10,237	11,857	(5,646)	1996	2009
Carthage Warehouse Dist, MO	1	—	61,446	33,878	10,149	63,045	42,428	105,473	(26,915)	1972	2008
Chambersburg, PA	1	—	1,368	15,868	929	1,389	16,776	18,165	(3,791)	1994	2019
Charlotte, NC	1	—	—	1,160	569	—	1,729	1,729	(464)	1988	2020
Chesapeake, VA	1	—	2,740	13,452	20,222	3,001	33,413	36,414	(6,116)	1991	2019
Chillicothe, MO	1	—	670	44,905	396	670	45,301	45,971	(8,351)	1999	2019
City of Industry, CA	2	—	—	1,455	2,819	257	4,017	4,274	(3,750)	1962	2009
Clearfield, UT	2	—	3,687	36,514	9,262	3,810	45,653	49,463	(18,641)	1973	2008
Columbia, SC	1	—	768	1,429	1,545	904	2,838	3,742	(1,718)	1971	2008
Columbus, OH	1	—	2,440	38,939	6,736	2,908	45,207	48,115	(7,500)	1996	2019
Connell, WA	1	—	497	8,728	1,441	570	10,096	10,666	(5,535)	1969	2008
Dallas (Catron), TX	1	—	1,468	14,385	14,404	3,380	26,877	30,257	(12,387)	1994	2009
Delhi, LA	1	—	539	12,228	704	587	12,884	13,471	(9,827)	2010	2010
Dominguez Hills, CA	1	—	11,149	10,894	3,716	11,163	14,596	25,759	(7,353)	1989	2009
Douglas, GA	1	—	400	2,080	4,997	486	6,991	7,477	(2,485)	1969	2009
Dunkirk, NY	1	—	1,465	27,379	468	1,465	27,847	29,312	(2,711)	2022	2022
Eagan, MN	1	—	6,050	49,441	619	6,050	50,060	56,110	(9,248)	1964	2019
East Dubuque, IL	1	—	722	13,764	1,274	768	14,992	15,760	(6,681)	1993	2008
Edison, NJ	1	—	—	1,390	1,226	—	2,616	2,616	(1,315)	2000	2020
Fairfield, OH	1	—	1,880	20,849	1,039	1,880	21,888	23,768	(4,451)	1993	2019
Fairmont, MN	1	—	1,650	13,738	134	1,682	13,840	15,522	(2,668)	1968	2019
Fairmont City, IL	1	—	2,430	9,087	1,088	2,451	10,154	12,605	(1,346)	1971	2021
Forest, MS	1	—	—	733	1,800	10	2,523	2,533	(559)	1990	2020
Fort Dodge, IA	1	—	1,022	7,162	1,406	1,226	8,364	9,590	(4,621)	1979	2008
Fort Smith, AR	2	—	308	2,231	3,095	342	5,292	5,634	(2,332)	1958	2008
Fort Smith (Hwy 45), AR CL	1	—	2,245	51,998	1,130	2,906	52,467	55,373	(9,824)	1987	2019
Fremont, NE	1	—	629	3,109	6,596	691	9,643	10,334	(6,198)	1968	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,874	1,717	6,912	8,629	(3,153)	1995	2009
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	5,504	6,241	29,559	35,800	(15,184)	2005	2008
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	2,084	2,129	10,348	12,477	(5,248)	1998	2008
Fort Worth-Samuels, TX	2	—	1,985	13,447	6,621	2,884	19,169	22,053	(10,017)	1977	2009
Gadsden, AL	1	—	100	9,820	(40)	388	9,492	9,880	(5,312)	1991	2013
Gaffney, SC	1	—	1,000	3,263	381	1,005	3,639	4,644	(1,979)	1995	2008
Gainesville, GA	1	—	400	5,704	1,808	434	7,478	7,912	(3,992)	1989	2009
Gainesville Candler, GA	1	—	716	3,258	1,535	799	4,710	5,509	(1,473)	1995	2019
Garden City, KS	1	—	446	4,721	2,726	446	7,447	7,893	(3,507)	1980	2008
Geneva Lakes, WI	1	—	1,579	36,020	5,331	2,562	40,368	42,930	(18,257)	1991	2009
Gloucester - Rogers, MA	1	—	1,683	3,675	8,390	1,835	11,913	13,748	(4,052)	1967	2008
Gloucester - Rowe, MA	1	—	1,146	2,833	14,160	1,766	16,373	18,139	(6,784)	1955	2008
Gouldsboro, PA	1	—	4,224	29,473	4,083	5,400	32,380	37,780	(14,343)	2006	2009
Goldsboro Commerce, PA	1	—	—	594	1,513	98	2,009	2,107	(477)	1995	2020
Grand Island, NE	1	—	430	6,542	3,355	530	9,797	10,327	(2,823)	1995	2008
Grand Prairie, TX	1	—	—	22	82	—	104	104	(50)	1981	2020
Green Bay, WI	2	—	—	2,028	21,839	8,320	15,547	23,867	(4,363)	1935	2009
Greenville, SC	1	—	200	1,108	430	203	1,535	1,738	(1,333)	1962	2009
Hatfield, PA	2	—	5,002	28,286	10,559	5,827	38,020	43,847	(20,693)	1983	2009
Hattiesburg, MS	1	—	—	486	444	13	917	930	(221)	1995	2020
Henderson, NV	2	—	9,043	14,415	5,501	9,080	19,879	28,959	(7,758)	1988	2009
Hermiston, OR	1	—	1,322	7,107	794	1,419	7,804	9,223	(4,080)	1975	2008
Houston, TX	1	—	1,454	10,084	2,137	1,531	12,144	13,675	(5,467)	1990	2009
Indianapolis, IN	4	—	1,897	18,991	23,680	4,516	40,052	44,568	(19,867)	1975	2008
Jefferson, WI	2	—	1,553	19,805	2,779	1,887	22,250	24,137	(12,228)	1975	2009
Johnson, AR	1	—	6,159	24,802	1,499	6,384	26,076	32,460	(6,818)	1955	2019
Lakeville, MN	1	—	4,000	47,790	464	4,013	48,241	52,254	(9,273)	1970	2019
Lancaster, PA	1	—	2,203	15,670	1,592	2,371	17,094	19,465	(7,779)	1993	2009
LaPorte, TX	1	—	2,945	19,263	5,763	3,502	24,469	27,971	(11,427)	1990	2009

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Le Mars, IA	1	—	1,000	12,596	1,363	1,100	13,859	14,959	(3,012)	1991	2019
Lebanon, TN	1	—	—	883	957	—	1,840	1,840	(276)	1991	2020
Leesport, PA	1	—	1,206	14,112	13,212	1,928	26,602	28,530	(11,593)	1993	2008
Logan Township, NJ	1	—	5,040	26,749	3,278	5,095	29,972	35,067	(4,596)	2009, 2015	2021
Lowell, AR	1	—	2,610	31,984	460	2,912	32,142	35,054	(7,113)	1992	2019
Lula, GA	1	—	3,864	35,382	1,634	4,074	36,806	40,880	(8,329)	1996	2019
Lumberton, NC	1	—	—	981	1,576	10	2,547	2,557	(537)	1982	2020
Lynden, WA	5	—	1,420	8,590	3,555	1,699	11,866	13,565	(5,600)	1946	2009
Manchester, PA	1	—	3,838	36,621	4,216	5,082	39,593	44,675	(19,751)	1994	2008
Mansfield, TX	1	—	5,670	33,222	10	5,670	33,232	38,902	(5,192)	2018	2020
Marshall, MO	1	—	741	10,304	1,393	967	11,471	12,438	(5,715)	1985	2008
Massillon 17th, OH	2	—	175	15,322	1,481	554	16,424	16,978	(7,898)	2000	2008
Massillon Erie, OH	1	—	—	1,988	975	—	2,963	2,963	(2,674)	1984	2008
Middleboro, MA	1	—	404	15,031	192	441	15,186	15,627	(2,454)	2018	2018
Milwaukie, OR	2	—	2,473	8,112	2,862	2,523	10,924	13,447	(7,015)	1958	2008
Mobile, AL	1	—	10	3,203	1,941	24	5,130	5,154	(2,386)	1976	2009
Modesto, CA	6	—	2,428	19,594	11,183	3,039	30,166	33,205	(14,877)	1945	2009
Monmouth, IL	1	—	2,660	48,348	621	2,702	48,927	51,629	(7,847)	2014	2019
Montgomery, AL	1	—	850	7,746	1,330	1,505	8,421	9,926	(4,641)	1989	2013
Moses Lake, WA	1	—	575	11,046	3,999	1,363	14,257	15,620	(7,446)	1967	2008
Mountville, PA	1	—	—	69,409	6,470	—	75,879	75,879	(5,309)	2023	2023
Mullica Hill, NJ	1	—	6,030	27,266	230	6,081	27,445	33,526	(4,895)	1974	2020
Murfreesboro, TN	1	—	1,094	10,936	4,331	1,346	15,015	16,361	(8,879)	1982	2008
Nampa, ID	4	—	1,588	11,864	3,830	1,834	15,448	17,282	(9,653)	1946	2008
Napoleon, OH	1	—	2,340	57,677	568	2,350	58,235	60,585	(10,991)	1974	2019
New Ulm, MN	7	—	725	10,405	2,529	833	12,826	13,659	(6,355)	1984	2009
Newark, NJ	1	—	30,390	53,163	8,989	30,390	62,152	92,542	(7,259)	2012, 2015	2021
Newport, MN	1	—	3,383	19,877	1,548	3,744	21,064	24,808	(5,308)	1964	2020
North Little Rock, AR	1	—	1,680	12,841	15,082	2,236	27,367	29,603	(5,404)	1996	2019

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Oklahoma City, OK	1	—	742	2,411	2,234	888	4,499	5,387	(2,483)	1968	2008
Ontario, CA	3	—	14,673	3,632	29,321	14,777	32,849	47,626	(19,149)	1987(1)/1984(2)/1983(3)	2008
Ontario, OR	4	—	—	13,791	10,126	1,329	22,588	23,917	(18,399)	1962	2008
Oxford	1	—	1,820	10,083	760	1,828	10,835	12,663	(1,784)	1990	2020
Pasco, WA	1	—	557	15,809	746	638	16,474	17,112	(7,520)	1984	2008
Pedricktown, NJ	1	—	4,670	35,584	2,023	4,757	37,520	42,277	(6,141)	2008	2020
Pendergrass, GA	1	—	500	12,810	4,084	875	16,519	17,394	(9,646)	1993	2009
Perryville, MD	1	—	1,626	19,083	5,708	5,873	20,544	26,417	(3,881)	2007	2019
Phoenix2, AZ	1	—	3,182	11,312	371	3,182	11,683	14,865	(4,195)	2014	2014
Piedmont, SC	1	—	500	9,883	1,826	557	11,652	12,209	(6,598)	1981	2009
Piscataway 120, NJ	1	—	—	106	288	—	394	394	(185)	1968	2020
Piscataway 5 Access, NJ	1	—	—	3,952	—	—	3,952	3,952	(1,303)	2018	2020
Plover, WI	1	—	1,390	18,298	7,399	2,654	24,433	27,087	(13,618)	1981	2008
Portland, ME	1	—	305	2,402	1,400	385	3,722	4,107	(1,772)	1952	2008
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	49,710	4,430	65,318	69,748	(19,361)	1995	2008
Rochelle, IL (Caron)	1	—	2,071	36,658	2,038	2,356	38,411	40,767	(19,276)	2004	2008
Rockmart	1	—	3,520	33,336	4,236	4,697	36,395	41,092	(5,963)	1991	2020
Russellville, AR - Valley	1	—	708	15,832	4,050	759	19,831	20,590	(9,141)	1995	2008
Russellville, AR - Cloverleaf (Rt. 324)	1	—	2,467	29,179	374	2,622	29,398	32,020	(6,186)	1993	2019
Russellville, AR - Elmira	1	—	1,369	50,749	3,658	1,561	54,215	55,776	(12,291)	1986, 2022, 2023	2008
Salem, OR	4	—	3,055	21,096	6,720	3,305	27,566	30,871	(15,550)	1963	2008
Salinas, CA	5	—	7,244	7,181	14,945	8,142	21,228	29,370	(10,842)	1958	2009
Salt Lake City, UT	1	—	—	22,481	11,065	485	33,061	33,546	(14,671)	1998	2010
San Antonio - HEB, TX	1	—	2,014	22,902	752	2,014	23,654	25,668	(9,267)	1982	2017
San Antonio, TX	3	—	1,894	11,101	5,056	2,329	15,722	18,051	(10,980)	1913	2009
Sanford, NC	1	—	3,110	34,104	821	3,291	34,744	38,035	(6,922)	1996	2019
Savannah, GA	1	—	20,715	10,456	5,080	22,743	13,508	36,251	(3,718)	2015	2019

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Savannah 2, GA	1	—	3,002	37,571	408	3,174	37,807	40,981	(6,906)	2020	2020
Savannah Pooler, GA	1		—	1,382	2,590	1,485	2,487	3,972	(835)	2013, 2015	2020
Seabrook, NJ	1	—	3,370	19,958	1,544	3,015	21,857	24,872	(3,586)	2002, 2004, 2018	2021
Sebree, KY	1	—	638	7,895	2,128	802	9,859	10,661	(4,202)	1998	2008
Sikeston, MO	1	—	258	11,936	3,471	2,350	13,315	15,665	(7,190)	1998	2009
Sioux City, IA-2640 Murray St	1	—	5,950	28,391	566	4,610	30,297	34,907	(6,806)	1990	2019
Sioux City, IA-2900 Murray St	1	—	3,070	56,336	2,739	4,506	57,639	62,145	(12,294)	1995	2019
Sioux Falls, SD	1	—	856	4,780	5,131	1,084	9,683	10,767	(6,012)	1972	2008
South Plainfield, NJ	1	—	5,360	20,874	2,672	6,578	22,328	28,906	(3,310)	1970 -1974	2020
Springdale, AR	1	—	844	10,754	2,282	931	12,949	13,880	(7,142)	1982	2008
St. Louis, MO	2	—	2,082	7,566	2,217	2,198	9,667	11,865	(4,757)	1956	2009
St. Paul, MN	2	—	1,800	12,129	2,427	1,826	14,530	16,356	(7,336)	1970	2009
Strasburg, VA	1	—	1,551	15,038	2,724	2,001	17,312	19,313	(8,025)	1999	2008
Summerville	1	—	—	5,024	237	7	5,254	5,261	(1,129)	1999	2020
Sumter, SC	1	—	530	8,738	152	560	8,860	9,420	(2,615)	1979	2019
Syracuse, NY	2	—	2,177	20,056	6,505	2,420	26,318	28,738	(13,483)	1960	2008
Tacoma, WA	1	—	—	21,216	2,653	31	23,838	23,869	(10,955)	2010	2010
Tampa - Bartow, FL	1	—	—	2,451	921	89	3,283	3,372	(2,795)	1962	2008
Tampa Maple, FL	1	—	3,233	15,940	83	3,242	16,014	19,256	(2,561)	2017	2020
Tampa Plant City, FL	2	—	1,333	11,836	1,805	1,380	13,594	14,974	(6,500)	1987	2009
Tarboro, NC	1	—	1,078	9,586	1,496	1,225	10,935	12,160	(5,300)	1988	2008
Taunton, MA	1	—	1,477	14,159	1,649	1,769	15,516	17,285	(7,128)	1999	2009
Texarkana, AR	1	—	842	11,169	1,998	921	13,088	14,009	(6,178)	1992	2008
Tomah, WI	1	—	886	10,715	942	1,038	11,505	12,543	(6,035)	1989	2008
Turlock, CA (#1)	2	—	944	4,056	1,340	967	5,373	6,340	(2,690)	1995	2008
Turlock, CA (#2)	1	—	3,091	7,004	3,864	3,124	10,835	13,959	(5,188)	1985	2008
Vernon 2, CA	1	—	8,100	13,490	4,298	8,112	17,776	25,888	(11,346)	1965	2009
Victorville, CA	1	—	2,810	22,811	2,893	2,826	25,688	28,514	(11,619)	2004	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Vineland, NJ	1	—	9,580	68,734	4,643	9,580	73,377	82,957	(9,945)	1998, 2000, 2015, 2016, 2017	2020
Vineland, NJ (North Mill)	3	—	4,386	13,019	694	4,777	13,322	18,099	(468)	1975,1992,1996,2021	2023
Walla Walla, WA	2	—	215	4,693	767	159	5,516	5,675	(3,748)	1960	2008
Wallula, WA	1	—	690	2,645	960	788	3,507	4,295	(1,772)	1982	2008
Watsonville, CA	1	—	—	8,138	2,358	21	10,475	10,496	(8,737)	1984	2008
West Memphis, AR	1	—	1,460	12,300	3,637	2,802	14,595	17,397	(8,313)	1985	2008
Wichita, KS	1	—	1,297	4,717	2,530	1,432	7,112	8,544	(3,988)	1972	2008
Woodburn, OR	1	—	1,552	9,860	5,139	1,627	14,924	16,551	(6,795)	1952	2008
York-Willow Springs, PA	1	—	1,300	7,351	862	1,416	8,097	9,513	(4,383)	1987	2009
Zumbrota, MN	3	—	800	10,360	2,132	993	12,299	13,292	(5,904)	1996	2009
Canada
Taber	—	—	—	12	(12)	—	—	—		1999	2009
Brampton	1	—	27,522	53,367	(6,058)	25,273	49,558	74,831	(10,260)	2004	2020
Calgary	1	—	5,240	36,392	6,228	5,673	42,187	47,860	(6,804)	2009	2020
Halifax Dartmouth	1	—	2,052	14,904	(1,387)	1,884	13,685	15,569	(2,114)	2013	2020
London	1	—	1,431	11,340	(1,541)	1,258	9,972	11,230	(1,223)	1982	2021
Mississauga Surveyor	1	—	—	245	119	—	364	364	(62)	1972, 1992	2021
Australia
Arndell Park	2	—	13,489	29,428	(1,077)	10,870	30,970	41,840	(13,941)	1989/1994	2009
Brisbane - Hemmant	1	—	9,738	10,072	(2,439)	7,444	9,927	17,371	(1,380)	1996	2020
Brisbane - Lytton	1	—	19,575	28,920	(4,532)	15,633	28,330	43,963	(3,235)	1966	2021
Laverton	2	—	13,689	28,252	6,321	10,576	37,686	48,262	(14,947)	1997/1998	2009
Murarrie	3	—	10,891	18,975	(3,150)	8,471	18,245	26,716	(8,246)	1972/2003	2009
Prospect/ASC Corporate	2	—	—	1,187	18,319	6,583	12,923	19,506	(6,769)	1985	2009
Spearwood	1	—	7,194	10,990	8,891	5,579	21,496	27,075	(5,793)	1978	2009
Wivenhoe - Tasmania	1	—	994	8,218	706	748	9,170	9,918	(1,104)	1998/2013	2022
Ormeau	1	—	3,379	14,551	673	3,293	15,310	18,603	(701)	2003	2023
New Zealand

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Dalgety	1	—	6,047	5,531	27,718	5,157	34,139	39,296	(8,563)	1988	2009
Diversey	1	—	2,357	5,966	678	2,038	6,963	9,001	(2,694)	1988	2009
Halwyn Dr	1	—	5,227	3,399	179	4,518	4,287	8,805	(2,004)	1992	2009
Mako Mako	1	—	1,332	3,810	244	1,210	4,176	5,386	(1,673)	2000	2009
Paisley	2	—	8,495	5,295	(5,630)	4,767	3,393	8,160	(891)	1984	2009
Smarts Rd	1	—	2,442	5,750	22	2,176	6,038	8,214	(1,226)	1984	2022
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	(1,963)	—	3,021	3,021	(5,892)	1996/1999	2009
Pilar - Buenos Aires, ARG	1	—	706	2,586	(2,544)	587	161	748	(25)	2000	2009
Netherlands
Barneveld	2	—	15,410	27,472	(5,209)	13,082	24,591	37,673	(2,886)	1986, 1995	2020
Urk	2	—	7,100	31,014	(5,379)	5,983	26,752	32,735	(3,885)	1994, 2001	2020
Maasvlakte - Rotterdam	1	—	540	15,746	(799)	697	14,790	15,487	(1,868)	2016	2020
Westland - Rotterdam	1	—	20,910	26,637	(25,854)	14,177	7,516	21,693	(1,145)	1976, 1974, 2007, 2016	2020
Austria
Vienna	1	—	280	26,515	(3,750)	237	22,808	23,045	(2,898)	1979	2020
Ireland
Castleblayney	2	—	6,170	22,244	(2,360)	5,260	20,794	26,054	(3,003)	1976, 1994	2020
Dublin	1	—	6,163	29,179	7,198	8,247	34,293	42,540	(3,222)	2018, 2022	2020
Portugal
Lisbon	1	—	13,794	46,877	(7,137)	11,724	41,810	53,534	(4,860)	1993	2020
Sines	1	—	130	2,311	(352)	110	1,979	2,089	(227)	2016	2020
Spain
Algeciras	1	—	101	11,948	(303)	102	11,644	11,746	(1,829)	1978	2020
Barcelona	2	—	16,340	35,247	3,113	13,849	40,851	54,700	(5,912)	1989, 2008, 2022	2020
Valencia	1	—	170	10,932	(739)	144	10,219	10,363	(1,335)	2005	2020
Poland
Gdynia	2	—	10,329	4,167	1,350	10,865	4,981	15,846	(636)	2015, 2023	2020, 2022, 2023
Great Britain

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Spalding - Bowman	1	—	5,916	32,815	(7,043)	4,194	27,494	31,688	(4,472)	2011, 2017	2020
Whitchurch	1	—	7,750	74,185	3,451	8,326	77,060	85,386	(10,434)	2014	2020
Northern Ireland
Lurgan	2	—	3,390	7,992	625	3,143	8,864	12,007	(1,656)	1985, 1986	2020
Total		—	760,214	3,741,138	781,851	806,981	4,476,222	5,283,203	(1,441,166)

Land, buildings, and improvements in the assets under construction balance as of December 31, 2024.

US
401 Kentile, NJ		—	—	—	—	—	(95)	(95)
501 Kentile, NJ		—	—	—	—	—	149	149
601 Kentile, NJ		—	—	—	—	—	299	299
Albertville, AL		—	—	—	—	—	(136)	(136)
Allentown, PA		—	—	—	—	—	36,900	36,900
Amarillo, TX		—	—	—	—	—	383	383
Anaheim, CA		—	—	—	—	—	235	235
Atlanta - East Point, GA		—	—	—	—	—	(148)	(148)
Atlanta - Gateway, GA		—	—	—	—	—	3,905	3,905
Atlanta - Lakewood, GA		—	—	—	—	—	(12)	(12)
Atlanta - Skygate, GA		—	—	—	—	—	86	86
Atlanta - Southgate, GA		—	—	—	—	—	223	223
Atlanta - Tradewater, GA		—	—	—	—	—	11,631	11,631
Atlanta - Westgate, GA		—	—	—	—	—	219	219
Atlanta - Empire, GA		—	—	—	—	—	715	715
Atlanta - Pleasantdale, GA		—	—	—	—	—	8,020	8,020
Augusta, GA		—	—	—	—	—	1,305	1,305
Belvidere-Imron, IL		—	—	—	—	—	2,131	2,131
Benson, NC		—	—	—	—	—	649	649
Benson Hodges, NC		—	—	—	—	—	26	26
Birmingham, AL		—	—	—	—	—	(128)	(128)
Fort Worth-Blue Mound, TX		—	—	—	—	—	6,562	6,562
Brighton (Denver 2), CO		—	—	—	—	—	3,365	3,365
Brooklyn Park, MN		—	—	—	—	—	607	607

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Burley, ID		—	—	—	—	—	772	772
Burlington, WA		—	—	—	—	—	2,552	2,552
Carson, CA		—	—	—	—	—	(231)	(231)
Cartersville, GA		—	—	—	—	—	66	66
Carthage Warehouse Dist, MO		—	—	—	—	—	912	912
Chambersburg, PA		—	—	—	—	—	534	534
Charlotte, NC		—	—	—	—	—	(175)	(175)
Chesapeake, VA		—	—	—	—	—	62	62
Chillicothe, MO		—	—	—	—	—	243	243
Clearfield, UT		—	—	—	—	—	2,089	2,089
Columbia, SC		—	—	—	—	—	(4)	(4)
Columbus, OH		—	—	—	—	—	1,343	1,343
Connell, WA		—	—	—	—	—	97	97
Atlanta, GA - Corporate		—	—	—	—	—	5,020	5,020
Dallas (Catron), TX		—	—	—	—	—	297	297
Delhi, LA		—	—	—	—	—	12	12
Dominguez Hills, CA		—	—	—	—	—	3,176	3,176
Douglas, GA		—	—	—	—	—	(84)	(84)
Dunkirk, NY		—	—	—	—	—	1,907	1,907
Eagan, MN		—	—	—	—	—	(30)	(30)
East Dubuque, IL		—	—	—	—	—	(122)	(122)
Edison, NJ		—	—	—	—	—	(9)	(9)
Fairfield, OH		—	—	—	—	—	88	88
Fairmont, MN		—	—	—	—	—	42	42
Fairmont City, IL		—	—	—	—	—	275	275
Forest, MS		—	—	—	—	—	263	263
Fort Dodge, IA		—	—	—	—	—	25	25
Fort Smith, AR		—	—	—	—	—	2,534	2,534
Fort Smith (Hwy 45), AR CL		—	—	—	—	—	488	488
Fort Worth-Samuels, TX		—	—	—	—	—	287	287
Fremont, NE		—	—	—	—	—	(19)	(19)
Ft. Worth, TX (Meacham)		—	—	—	—	—	(103)	(103)
Ft. Worth, TX (Railhead)		—	—	—	—	—	235	235

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Gadsden, AL		—	—	—	—	—	(117)	(117)
Gaffney, SC		—	—	—	—	—	—	—
Gainesville, GA		—	—	—	—	—	597	597
Gainesville Candler, GA		—	—	—	—	—	(75)	(75)
Garden City, KS		—	—	—	—	—	239	239
Geneva Lakes, WI		—	—	—	—	—	326	326
Gloucester - Rogers, MA		—	—	—	—	—	173	173
Gloucester - Rowe, MA		—	—	—	—	—	326	326
Goldsboro Commerce, PA		—	—	—	—	—	(147)	(147)
Gouldsboro, PA		—	—	—	—	—	989	989
Grand Island, NE		—	—	—	—	—	2,555	2,555
Grand Prairie, TX		—	—	—	—	—	1,094	1,094
Green Bay, WI		—	—	—	—	—	3,102	3,102
Hatfield, PA		—	—	—	—	—	687	687
Hattiesburg, MS		—	—	—	—	—	14	14
Henderson, NV		—	—	—	—	—	9	9
Hermiston, OR		—	—	—	—	—	(44)	(44)
Houston, TX		—	—	—	—	—	224	224
Indianapolis, IN		—	—	—	—	—	9,391	9,391
Jefferson, WI		—	—	—	—	—	1,547	1,547
Johnson, AR		—	—	—	—	—	382	382
Kansas City, MO		—	—	—	—	—	32,784	32,784
Lakeville, MN		—	—	—	—	—	596	596
Lancaster, PA		—	—	—	—	—	—	—
LaPorte, TX		—	—	—	—	—	34	34
Le Mars, IA		—	—	—	—	—	(44)	(44)
Lebanon, TN		—	—	—	—	—	135	135
Leesport, PA		—	—	—	—	—	34	34
Logan Township, NJ		—	—	—	—	—	197	197
Lowell, AR		—	—	—	—	—	1	1
Lula, GA		—	—	—	—	—	(200)	(200)
Lumberton, NC		—	—	—	—	—	164	164
Lynden, WA		—	—	—	—	—	(448)	(448)

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Manchester, PA		—	—	—	—	—	2,321	2,321
Manly, IA		—	—	—	—	—	2	2
Mansfield, TX		—	—	—	—	—	230	230
Marshall, MO		—	—	—	—	—	105	105
Massillon 17th, OH		—	—	—	—	—	17	17
Massillon Erie, OH		—	—	—	—	—	(277)	(277)
Middleboro, MA		—	—	—	—	—	155	155
Milwaukie, OR		—	—	—	—	—	(393)	(393)
Mobile, AL		—	—	—	—	—	166	166
Modesto, CA		—	—	—	—	—	5,510	5,510
Monmouth, IL		—	—	—	—	—	9	9
Montgomery, AL		—	—	—	—	—	354	354
Moses Lake, WA		—	—	—	—	—	428	428
Mountville, PA		—	—	—	—	—	81,513	81,513
Mullica Hill. NJ		—	—	—	—	—	31	31
Murfreesboro, TN		—	—	—	—	—	1,647	1,647
Nampa, ID		—	—	—	—	—	522	522
Napoleon, OH		—	—	—	—	—	(314)	(314)
New Ulm, MN		—	—	—	—	—	1,194	1,194
Newark, NJ		—	—	—	—	—	462	462
Newport, MN		—	—	—	—	—	40	40
North Little Rock, AR		—	—	—	—	—	655	655
Nyssa, OR		—	—	—	—	—	61	61
Oklahoma City, OK		—	—	—	—	—	(150)	(150)
Ontario, OR		—	—	—	—	—	358	358
Ontario, CA		—	—	—	—	—	1,306	1,306
Oxford		—	—	—	—	—	202	202
Pasco, WA		—	—	—	—	—	57	57
Pedricktown, NJ		—	—	—	—	—	506	506
Pendergrass, GA		—	—	—	—	—	300	300
Perryville, MD		—	—	—	—	—	60	60
Phoenix2, AZ		—	—	—	—	—	(77)	(77)
Piedmont, SC		—	—	—	—	—	(74)	(74)

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Piscataway 120, NJ		—	—	—	—	—	20	20
Plainville, CT		—	—	—	—	—	179,883	179,883
Plover, WI		—	—	—	—	—	90	90
Portland, ME		—	—	—	—	—	209	209
Rochelle, IL (Americold Drive)		—	—	—	—	—	11,361	11,361
Rochelle, IL (Caron)		—	—	—	—	—	184	184
Rockmart		—	—	—	—	—	383	383
Russellville, AR - Elmira		—	—	—	—	—	17,089	17,089
Russellville, AR - Cloverleaf (Rt. 324)		—	—	—	—	—	213	213
Salem, OR		—	—	—	—	—	2,380	2,380
Salinas, CA		—	—	—	—	—	441	441
Salt Lake City, UT		—	—	—	—	—	559	559
San Antonio, TX		—	—	—	—	—	(381)	(381)
Sanford, NC		—	—	—	—	—	568	568
Savannah, GA		—	—	—	—	—	(200)	(200)
Savannah 2, GA		—	—	—	—	—	1,931	1,931
Savannah Pooler, GA		—	—	—	—	—	74	74
Seabrook, NJ		—	—	—	—	—	(4)	(4)
Sebree, KY		—	—	—	—	—	20	20
Sikeston, MO		—	—	—	—	—	672	672
Sioux City, IA-2640 Murray St		—	—	—	—	—	755	755
Sioux City, IA-2900 Murray St		—	—	—	—	—	527	527
Sioux Falls, SD		—	—	—	—	—	2,425	2,425
South Plainfield, NJ		—	—	—	—	—	608	608
Springdale, AR		—	—	—	—	—	244	244
St. Paul, MN		—	—	—	—	—	1,076	1,076
Strasburg, VA		—	—	—	—	—	243	243
Summerville		—	—	—	—	—	3	3
Sumter, SC		—	—	—	—	—	(37)	(37)
Syracuse, NY		—	—	—	—	—	1,020	1,020
Tacoma, WA		—	—	—	—	—	810	810
Tampa Maple, FL		—	—	—	—	—	51	51

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
Tampa Plant City, FL		—	—	—	—	—	136	136
Tarboro, NC		—	—	—	—	—	85	85
Taunton, MA		—	—	—	—	—	1,964	1,964
Texarkana, AR		—	—	—	—	—	(67)	(67)
Tomah, WI		—	—	—	—	—	19	19
Turlock, CA (#1)		—	—	—	—	—	169	169
Turlock, CA (#2)		—	—	—	—	—	1,683	1,683
Vernon 2, CA		—	—	—	—	—	2,086	2,086
Victorville, CA		—	—	—	—	—	1,454	1,454
Vineland, NJ		—	—	—	—	—	6,613	6,613
Vineland, NJ (North Mill)		—	—	—	—	—	4,080	4,080
Walla Walla, WA		—	—	—	—	—	176	176
Wallula, WA		—	—	—	—	—	131	131
Watsonville, CA		—	—	—	—	—	228	228
West Memphis, AR		—	—	—	—	—	535	535
Wichita, KS		—	—	—	—	—	(404)	(404)
Woodburn, OR		—	—	—	—	—	247	247
York-Willow Springs, PA		—	—	—	—	—	(89)	(89)
Zumbrota, MN		—	—	—	—	—	796	796
Canada
Calgary		—	—	—	—	—	151	151
Brampton		—	—	—	—	—	232	232
Halifax - Dartmouth		—	—	—	—	—	32	32
Port St. John		—	—	—	—	—	575	575
Australia
Arndell Park		—	—	—	—	—	92	92
Brisbane - Hemmant		—	—	—	—	—	85	85
Laverton		—	—	—	—	—	32	32
Murarrie		—	—	—	—	—	147	147
Prospect/ASC Corporate		—	—	—	—	—	5,892	5,892
Spearwood		—	—	—	—	—	171	171
Wivenhoe - Tasmania		—	—	—	—	—	47	47
Ormeau		—	—	—	—	—	675	675

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2024
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (7)	Accumulated Depreciation (1) (6) (5) (7)	Date of Construction	Date of Acquisition
New Zealand
Dalgety		—	—	—	—	—	383	383
Diversey		—	—	—	—	—	638	638
Halwyn Dr		—	—	—	—	—	613	613
Mako Mako		—	—	—	—	—	44	44
Paisley		—	—	—	—	—	435	435
Smarts Rd		—	—	—	—	—	53	53
Europe
Barneveld, Netherlands		—	—	—	—	—	7	7
Urk, Netherlands		—	—	—	—	—	1,233	1,233
Monaghan, Ireland		—	—	—	—	—	232	232
Dublin, Ireland		—	—	—	—	—	2,142	2,142
Lisbon, Portugal		—	—	—	—	—	1,035	1,035
Algeciras, Span		—	—	—	—	—	59	59
Valencia, Spain		—	—	—	—	—	46	46
Barcelona, Spain		—	—	—	—	—	431	431
Witchurch, UK		—	—	—	—	—	940	940
Gdansk, Poland		—	—	—	—	—	885	885

Total in assets under construction		—	—	—	—	—	511,250	511,250	—

Total assets		$—	$760,214	$3,741,138	$781,851	$806,981	$4,987,472	$5,794,453	$(1,441,166)

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)
Schedule III – Footnotes

(1)Reconciliation of total accumulated depreciation to consolidated balance sheet caption as of December 31, 2024:
Total per Schedule III	$(1,441,166)
Accumulated depreciation on investments in non-real estate assets	(1,012,431)
Total accumulated depreciation per consolidated balance sheet (property, buildings and equipment)	$(2,453,597)

(2)Reconciliation of total Buildings and improvements to consolidated balance sheet as of December 31, 2024:
Building and improvements per consolidated balance sheet	$4,462,565
Building and improvements financing leases	13,657
Assets under construction per consolidated balance sheet	606,233
Less: personal property assets under construction	(94,983)
Total per Schedule III	$4,987,472

(3)Amount includes the cumulative impact of foreign currency translation and the effect of any asset disposals.

(4)The aggregate cost for Federal tax purposes at December 31, 2024 of our real estate assets was approximately $4.8 million.

(5)The life on which depreciation is computed ranges from 5 to 43 years.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

(6)The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

	2024	2023	2022
Real Estate Facilities, at Cost:	(In thousands)
Beginning Balance	$6,559,755	$6,261,663	$6,134,702
Capital expenditures	183,986	231,984	195,696
Acquisitions	—	44,911	12,615
Purchase price allocation adjustments	—	—	(331)
Disposition	(9,399)	(6,829)	(14,694)
Impairment	(20,985)	—	(3,407)
Conversion of leased assets to owned	—	301	13,182
Impact of foreign exchange rate changes	(77,166)	27,725	(76,100)
Ending Balance	6,636,191	6,559,755	6,261,663

Accumulated Depreciation:
Beginning Balance	(1,693,983)	(1,470,179)	(1,277,174)
Depreciation expense	(211,061)	(215,731)	(204,896)
Dispositions	5,621	1,037	5,304
Impact of foreign exchange rate changes	16,752	(9,110)	6,587
Ending Balance	(1,882,671)	(1,693,983)	(1,470,179)

Total Real Estate Facilities, Net at December 31	$4,753,520	$4,865,772	$4,791,484
The total real estate facilities amounts in the table above include $108.0 million, $147.0 million and $152.0 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2024, 2023 and 2022, respectively. The Company does not hold title in these assets under sale-leaseback agreements. As of December 31, 2024 the Company has three facilities classified as held for sale within Property, buildings, and equipment – net.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2024
(In thousands of U.S. dollars, as applicable and unless noted)

(7)Reconciliation of the Company’s real estate activity and accumulated depreciation for the years ended December 31, 2024 to Schedule III:
Total real estate facilities gross amount per Schedule III	$5,794,453
Plus: Refrigeration equipment	851,195
Offshore non-real CIP recorded in real CIP-not included in Schedule III	(9,457)
Real estate facilities, at cost - ending balance	$6,636,191

Accumulated depreciation per Schedule III	$1,441,166
Plus: Refrigeration equipment	441,505
Accumulated depreciation - ending balance	$1,882,671

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.

By:	/s/ George F. Chappelle Jr.
George F. Chappelle Jr.
Chief Executive Officer and Director
(Principal executive officer)

Date: February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George F. Chappelle Jr.	Chief Executive Officer and Director	February 27, 2025
George F. Chappelle Jr.

/s/ E. Jay Wells	Chief Financial Officer and Executive Vice President	February 27, 2025
E. Jay Wells

/s/ Robert E. Harris, Jr.	Chief Accounting Officer and Senior Vice President	February 27, 2025
Robert E. Harris, Jr.

/s/ Mark R. Patterson	Chairman of the Board of Directors	February 27, 2025
Mark R. Patterson

/s/ George J. Alburger, Jr.	Director	February 27, 2025
George J. Alburger, Jr.

/s/ Kelly H. Barrett	Director	February 27, 2025
Kelly H. Barrett

/s/ Robert L. Bass	Director	February 27, 2025
Robert L. Bass

/s/ Antonio F. Fernandez	Director	February 27, 2025
Antonio F. Fernandez

/s/ Pamela K. Kohn	Director	February 27, 2025
Pamela K. Kohn

/s/ David J. Neithercut	Director	February 27, 2025
David J. Neithercut

/s/ Andrew P. Power	Director	February 27, 2025
Andrew P. Power