Form 10-Q
period 2025-03-31
AMERICOLD REALTY TRUST
filed 2025-05-08
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2025
Common Stock, $0.01 par value per share	284,725,573

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
•national, international, regional and local economic conditions, including impacts and uncertainty from trade disputes and tariffs on goods imported to the United States and goods exported to other countries;
•periods of economic slowdown or recession;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements may contain such words. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report on Form 10-K”), and other reports filed with the US Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2025	December 31, 2024
Assets
Property, buildings, and equipment:
Land	$819,590	$806,981
Buildings and improvements	4,524,128	4,462,565
Machinery and equipment	1,633,310	1,598,502
Assets under construction	708,200	606,233
	7,685,228	7,474,281
Accumulated depreciation	(2,533,658)	(2,453,597)
Property, buildings, and equipment – net	5,151,570	5,020,684

Operating leases - net	174,518	222,294
Financing leases - net	115,445	104,216

Cash, cash equivalents, and restricted cash	38,946	47,652
Accounts receivable – net of allowance of $21,987 and $24,426 at March 31, 2025 and December 31, 2024, respectively	378,985	386,924
Identifiable intangible assets – net	835,233	838,660
Goodwill	831,937	784,042
Investments in and advances to partially owned entities	46,535	40,252
Other assets	252,210	291,230
Total assets	$7,825,379	$7,735,954

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$516,932	$255,052
Accounts payable and accrued expenses	514,643	603,411
Senior unsecured notes and term loans – net of deferred financing costs of $13,106 and $13,882 at March 31, 2025 and December 31, 2024, respectively	3,067,120	3,031,462
Sale-leaseback financing obligations	78,132	79,001
Financing lease obligations	108,838	95,784
Operating lease obligations	171,294	219,099
Unearned revenues	22,933	21,979
Deferred tax liability - net	118,976	115,772
Other liabilities	7,452	7,389
Total liabilities	4,606,320	4,428,949
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 284,719,592 and 284,265,041 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,847	2,842
Paid-in capital	5,653,251	5,646,879
Accumulated deficit and distributions in excess of net earnings	(2,423,607)	(2,341,654)
Accumulated other comprehensive loss	(42,012)	(27,279)
Total stockholders’ equity	3,190,479	3,280,788
Noncontrolling interests	28,580	26,217
Total equity	3,219,059	3,307,005
Total liabilities and equity	$7,825,379	$7,735,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2025	2024
Revenues:
Rent, storage, and warehouse services	$575,357	$597,710
Transportation services	43,993	56,853
Third-party managed services	9,630	10,417
Total revenues	628,980	664,980
Operating expenses:
Rent, storage, and warehouse services cost of operations	378,772	400,579
Transportation services cost of operations	36,739	45,331
Third-party managed services cost of operations	7,621	8,234
Depreciation and amortization	88,982	92,095
Selling, general, and administrative	69,235	65,426
Acquisition, cyber incident, and other, net	25,414	14,998
Net gain from sale of real estate	—	(3,514)
Total operating expenses	606,763	623,149

Operating Income	22,217	41,831

Other income (expense):
Interest expense	(36,117)	(33,430)
Loss on debt extinguishment and termination of derivative instruments	—	(5,182)
Loss from investments in partially owned entities	(1,363)	(949)
Other, net	1,296	9,526
(Loss) income before income taxes	(13,967)	11,796

Income tax benefit (expense):
Current income tax	(1,933)	(1,375)
Deferred income tax	(573)	(619)
Total income tax expense	(2,506)	(1,994)

Net (loss) income	$(16,473)	$9,802
Net (loss) income attributable to noncontrolling interests	(93)	62
Net (loss) income attributable to Americold Realty Trust, Inc.	$(16,380)	$9,740

Weighted average common stock outstanding – basic	285,363	284,644
Weighted average common stock outstanding – diluted	285,363	284,878

Net (loss) income per common share - basic	$(0.06)	$0.03
Net (loss) income per common share - diluted	$(0.06)	$0.03

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(16,473)	$9,802
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(49)	(13)
Unrealized net loss on foreign currency	(5,848)	(581)
Unrealized net (loss) gain on cash flow hedges	(8,836)	12,700
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust, Inc.	(14,733)	12,106
Other comprehensive (loss) income attributable to noncontrolling interests	(82)	51
Total comprehensive (loss) income	$(31,288)	$21,959

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(16,380)	—	(93)	(16,473)
Other comprehensive loss	—	—	—	—	(14,733)	(82)	(14,815)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,573)	—	(464)	(66,037)
Stock-based compensation expense	—	—	5,175	—	—	3,045	8,220
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	367,887	4	(379)	—	—	—	(375)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Balance - March 31, 2025	284,719,592	$2,847	$5,653,251	$(2,423,607)	$(42,012)	$28,580	$3,219,059

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net income	—	—	—	9,740	—	62	9,802
Other comprehensive income	—	—	—	—	12,106	51	12,157
Distributions on common stock, restricted stock and OP units	—	—	—	(62,743)	—	(233)	(62,976)
Stock-based compensation expense	—	—	4,849	—	—	1,770	6,619
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	276,843	3	(284)	—	—	—	(281)
Common stock issuance related to employee stock purchase plan	58,148	—	1,496	—	—	—	1,496
Balance - March 31, 2024	284,034,111	$2,840	$5,631,968	$(2,048,978)	$(4,534)	$20,108	$3,601,404

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income	$(16,473)	$9,802
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,982	92,095
Amortization of deferred financing costs and pension withdrawal liability	1,400	1,289
Loss on debt extinguishment and termination of derivative instruments, non-cash	—	5,182
Loss from investments in partially owned entities	1,363	949
Stock-based compensation expense	8,220	6,619
Deferred income tax expense	573	619
Provision for doubtful accounts receivable	139	927
Non-cash operating lease expenses	9,292	10,525
Changes in operating assets and liabilities:
Accounts receivable	9,633	14,085
Accounts payable and accrued expenses	(67,052)	(53,753)
Other assets	(1,438)	(13,852)
Operating lease liabilities	(8,451)	(9,901)
Proceeds from settlement of treasury lock hedge transactions	1,292	—
Other, net	2,722	(2,597)
Net cash provided by operating activities	30,202	61,989

Investing activities:
Additions to property, buildings, and equipment	(112,543)	(45,753)
Business combinations, net of cash acquired	(108,448)	—
Investments in and advances to partially owned entities and other	(5,848)	(2,582)
Proceeds from sale of property, buildings, and equipment	133	9,020
Net cash used in investing activities	(226,706)	(39,315)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(63,404)	(63,044)
Proceeds from stock options exercised	2,228	1,943
Proceeds from employee stock purchase plan	1,577	1,496
Remittance of withholding taxes related to employee stock-based transactions	(2,646)	(2,224)
Proceeds from revolving line of credit	287,146	200,010
Repayment on revolving line of credit	(30,000)	(126,000)
Repayment of sale-leaseback financing obligations	(869)	(2,434)
Termination of sale-leaseback financing obligations	—	(20,433)
Repayment of financing lease obligations	(7,160)	(11,787)
Net cash provided by (used in) financing activities	186,872	(22,473)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,632)	201
Effect of foreign currency translation on cash, cash equivalents and restricted cash	926	(1,389)
Cash, cash equivalents and restricted cash:
Beginning of period	47,652	60,392
End of period	$38,946	$59,204

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings, and equipment on accrual	$35,860	$35,440
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,003	$281
Finance leases	$21,793	$6,831

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$54,840	$27,848
Income taxes paid – net of refunds	$952	$2,374

See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents
Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of March 31, 2025, we operated 238 warehouses globally, totaling approximately 1.4 billion cubic feet, with 194 warehouses in North America, 25 in Europe, 17 warehouses in Asia-Pacific, and 2 warehouses in South America.
Our business includes three primary business segments: Warehouse, Transportation, and Third-party managed. We have minority interests in two joint ventures: SuperFrio Armazéns Gerais S.A. (the “SuperFrio joint venture”), which owns or operates 34 temperature-controlled warehouses in Brazil, and RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2024 Annual Report on Form 10-K as filed with the SEC on February 27, 2025, and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation. Adjustments which are not considered normal or recurring in nature have been disclosed within Note 3 - Acquisition, cyber incident and other, net to these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements also include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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
Reclassifications
The Condensed Consolidated Statements of Cash Flows includes various reclassifications, all within Cash Provided by Operating Activities, to conform current and prior period presentation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Capital Markets Activity
Universal Shelf Registration Statement
On March 17, 2023, the Company and Americold Realty Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (as amended from time to time, the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company. The Registration Statement was amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants to the Registration Statement, since each such co-registrant may be a guarantor of some or all of the debt securities of the Operating Partnership with respect to which offers and sales are registered under the Registration Statement.
Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Company’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership (“Americold Realty Operations”), and certain subsidiaries of the Operating Partnership. Further details of this offering are described in Note 9 - Debt to the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year. The Company made the first payment on March 12, 2025.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. Further details of the offering are described in Note 13 - Subsequent Events to these Condensed Consolidated Financial Statements.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete, with

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
the exception of the implementation in Europe, within three years from the project’s start date. Since inception, the Company has incurred $175.6 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $82.3 million and $80.5 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the three months ended March 31, 2025 related to the Project Orion ERP implementation was $2.1 million.
For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K as filed with the SEC.
Loss on Debt Extinguishment
During the three months ended March 31, 2024, the Company purchased two facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $20.4 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024.
These purchases resulted in the recognition of a $4.7 million loss recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.
Recent Rules and Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact on our Consolidated Financial Statements and the related footnote disclosures.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
In March 2024, the United States Securities and Exchange Commission (“SEC”) adopted the final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. In March of 2025, the SEC voted to end its defense of the new rules which include a requirement to disclose material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants’ strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay, the new rules would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently monitoring the legal challenges and the impact of these rules on its disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively for all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our annual disclosures for the year ending 2025.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
2. Business Combinations
Houston Warehouse Acquisition
On March 17, 2025, the Company completed the acquisition of one temperature-controlled storage facility, and the related operations, located in Baytown, TX (the “Houston acquisition”), for total cash consideration of $108.4 million. The preliminary fair values of the assets acquired related to the consideration transferred primarily included $61.1 million of property, buildings and equipment and $47.6 million of goodwill, all allocated to the Warehouse segment. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including additional storage capacity that enabled the efficient transfer of inventory from an existing facility to this newly acquired site. This transfer optimizes the use of the original location and created the space to support a new fixed commitment retail contract. The goodwill associated with the acquisition is fully deductible for federal income tax purposes.
The fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management, including information from prior valuations of similar entities and the books and records for the Houston acquisition. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Acquisition, Cyber Incident, and Other, Net
The components of the charges and credits included in “Acquisition, cyber incident, and other, net” in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2025	2024(1)
Acquisition, cyber incident, and other, net	(In thousands)
Project Orion expenses	$10,228	$7,814
Closed site costs, excluding severance	7,615	1,441
Acquisition and integration related costs	2,817	1,006
Other, net	2,490	(371)
Cyber incident related costs, net of insurance recoveries	1,668	2,715
Severance costs	596	2,393
Total acquisition, cyber incident, and other, net	$25,414	$14,998
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs. Project Orion is an investment in and transformation of our technology systems, business processes and customer solutions. The first phase of the project was deployed during the second quarter of 2024. Refer to Note 1 - General to these Condensed Consolidated Financial Statements for further details.
Closed site costs include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses. These amounts do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs as described below.
Acquisition and integration related costs include costs associated with business acquisitions, including insignificant transaction related costs associated with the Houston acquisition, which is further described in Note 2 - Business Combinations to these Condensed Consolidated Financial Statements, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition, that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction.
Other, net includes stock compensation expense related to a special one-time grant in July 2024 which vests ratably over a three-year period, costs and settlements related to litigation, certain software implementation expenses and professional or consulting fees for strategic projects.
Cyber incident related costs, net of insurance recoveries, represent incremental costs associated with cybersecurity incidents that occurred in November 2020 and April 2023, net of the receipt of business interruption insurance proceeds. For further information regarding these cyber incidents, refer to our 2024 Annual Report on Form 10-K.
Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reorganizations, reduction in headcount due to synergies achieved through acquisitions or operational

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses.
4. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Senior Unsecured Notes	$2,261,457	$2,226,524
Senior Unsecured Term Loans	818,769	818,820
Senior Unsecured Revolving Credit Facility	516,932	255,052
Total principal amount of indebtedness	3,597,158	3,300,396
Less: unamortized deferred financing costs	(13,106)	(13,882)
Total indebtedness, net of deferred financing costs	$3,584,052	$3,286,514
The following table provides additional details of our Senior Unsecured Notes as of March 31, 2025 and December 31, 2024:

			March 31, 2025		December 31, 2024
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	432,777	€400,000	414,146
Private Series E Notes	01/2033	1.65%	€350,000	378,680	€350,000	362,378
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,261,457		$2,226,524
The following table provides additional details of our Senior Unsecured Term Loans as of March 31, 2025 and December 31, 2024:

		March 31, 2025				December 31, 2024
	Stated Maturity Date(1)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
Tranche A-1	08/2025	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.94%		$375,000	$375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	173,769	CORRA + 0.94%	C$	250,000	173,820
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loans					$818,769				$818,820
(1)The terms of the debt agreement for Tranche A-1 include an option for two twelve-month extensions past the contractual maturity date in August of 2025.
(2)SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%). Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides additional details of our Senior Unsecured Revolving Credit Facility as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Denomination of Draw	(In thousands, except percentages)
U.S. dollar	SOFR + 0.84%		$268,000	$268,000	SOFR + 0.84%		$14,000	$14,000
Australian dollar	BBSW + 0.84%	A$	202,000	126,179	BBSW + 0.84%	A$	197,000	121,908
Canadian dollar	CORRA + 0.84%	C$	35,000	24,328	CORRA + 0.84%	C$	35,000	24,335
Euro	EURIBOR + 0.84%		€70,500	76,277	EURIBOR + 0.84%		€70,500	72,993
New Zealand dollar	BKBM + 0.84%	NZ$	39,000	22,148	BKBM + 0.84%	NZ$	39,000	21,816
Total Senior Unsecured Revolving Credit Facility(2)				$516,932				$255,052
(1)SOFR = adjusted daily SOFR (which includes an adjustment of 0.10%), BBSW = one-month Bank Bill Swap Rate, CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%), EURIBOR = one-month Euro Interbank Offered Rate, BKBM = one-month Bank Bill Reference Rate.
(2)The Senior Unsecured Revolving Credit Facility matures in August of 2026; however, the terms of the debt agreement include an option for two six-month extensions past the contractual maturity date.
Refer to Note 9 - Debt to the Consolidated Financial Statements in the Company’s 2024 Annual Report on Form 10-K as filed with the SEC for further details of our outstanding indebtedness.
As of March 31, 2025, we were in compliance with all debt covenants.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. Further details of the offering are described in Note 13 - Subsequent Events to these Condensed Consolidated Financial Statements.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments

As of March 31, 2025, the Company designated A$202.0 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. As of December 31, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to its variable-rate debt. To manage this risk, the Company periodically enters into interest rate swap agreements. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective swap agreement without an exchange of the underlying notional amount. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table includes the key provisions of the Company’s interest rate swap agreements as of March 31, 2025 and December 31, 2024:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of March 31, 2025	Liability Fair Value as of March 31, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$2,624	$—
$175 million	3.47%	11/30/2022	7/30/2027	649	—
$270 million	3.05%	11/01/2022	12/31/2027	3,993	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	4,465
			Total	$7,266	$4,465

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2024	Liability Fair Value as of December 31, 2024
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$4,651	$—
$175 million	3.47%	11/30/2022	7/30/2027	2,265	—
$270 million	3.05%	11/01/2022	12/31/2027	7,225	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,021
			Total	$14,141	$3,021
The Company is also subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loans to certain international subsidiaries. To manage this risk, the Company periodically enters into cross-currency swap agreements. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed foreign currency amounts over the life of the intercompany loan. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in foreign exchange rates. At March 31, 2025 and December 31, 2024, the Company’s outstanding intercompany loan balance with its Australian subsidiary of A$153.5 million was hedged under a cross-currency swap agreement.
There have been no significant changes to our policy or strategy related to derivative financial instruments from that disclosed in our 2024 Annual Report on Form 10-K.
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
The following table presents the fair value of the Company’s designated derivative financial instruments as of March 31, 2025 and December 31, 2024:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Derivative Assets		Derivative Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In thousands)
Designated derivatives
Foreign exchange contracts	$14,806	$15,727	$—	$—
Interest rate contracts	7,266	14,141	4,465	3,021
Total fair value of derivatives	$22,072	$29,868	$4,465	$3,021
In connection with the issuance of the Public 5.600% Notes in April 2025, the Company executed three treasury lock hedge transactions (“treasury locks”) in March 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million issuance. Further details of both the public debt offering and related treasury locks are described in Note 13 - Subsequent Events to these Condensed Consolidated Financial Statements.
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net (loss) gain on cash flow hedges” on the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $3.9 million (inclusive of the treasury locks) will be reclassified as a decrease to “Interest expense”.
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, including the impacts to Accumulated other comprehensive loss (“AOCI”):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications

	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024
	(In thousands)			(In thousands)
Interest rate contracts	$(6,521)	$17,206	Interest expense	$1,799	$4,375
Treasury lock hedge transactions	1,292	—	Loss on debt extinguishment and termination of derivative instruments(1)	—	(424)
Foreign exchange contracts	(2,540)	3,832	Foreign currency exchange (loss) gain, net	(895)	4,242
			Interest expense	163	145
Total designated cash flow hedges	$(7,769)	$21,038		$1,067	$8,338
(1)In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in Accumulated other comprehensive loss that were reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the three months ended March 31, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” and was amortized to “Loss on debt extinguishment and termination of derivative instruments” through August 2024.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s derivatives are subject to master netting agreements, but there were no impacts from offsetting as of March 31, 2025 and December 31, 2024.
As of March 31, 2025 and December 31, 2024, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
6. Fair Value Measurements
As of March 31, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of the instruments.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	March 31, 2025	December 31, 2024
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap assets	Level 2	$7,266	$14,141
Interest rate swap liabilities	Level 2	$4,465	$3,021
Foreign exchange swap assets	Level 2	$14,806	$15,727

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$—	$25,394

Disclosed at fair value:
Public 5.409% Notes(1)	Level 2	$484,808	$478,950
Senior Unsecured Notes (excluding Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$2,946,698	$2,660,494
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 4 - Debt to these Condensed Consolidated Financial Statements.
7. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three months ended March 31, 2025 and 2024, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The international tax framework (“Pillar 2”) created by the Organization for Economic Co-operation and Development includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and was effective starting in the Company's 2024 calendar year. The Company concluded that the legislation does not have a material impact on the Company’s income tax expense.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of March 31, 2025 and December 31, 2024 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of March 31, 2025 and December 31, 2024.
Occupational Safety and Health Act (“OSHA”)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2025 and December 31, 2024. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.
9. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(27,279)	$(16,640)

Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$898	$383
Loss arising during period	(49)	(13)
Net loss on pension and other postretirement benefit	(49)	(13)
Balance at end of period, net of tax	$849	370

Foreign currency translation adjustments:
Balance at beginning of period, net of tax	$(46,028)	$(31,587)
Cumulative translation adjustment	33,494	(27,506)
Non-derivative net investment hedges	(39,342)	26,925
Net loss on foreign currency translation	(5,848)	(581)
Balance at end of period, net of tax	$(51,876)	$(32,168)

Designated derivatives:
Balance at beginning of period, net of tax	$17,851	$14,564
Cash flow hedge derivatives	(7,769)	21,038
Net amount reclassified from AOCI to net loss	(1,067)	(8,338)
Net (loss) gain on designated derivatives	(8,836)	12,700
Balance at end of period, net of tax	$9,015	$27,264

Closing balance - accumulated other comprehensive loss	$(42,012)	$(4,534)

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
Other Services Costs - Other services costs include equipment costs, warehouse consumables (e.g. shrink-wrap), employee protective equipment, warehouse administration and other related services costs.
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
•Third-party managed. Under our third-party managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to leading food manufacturers and retailers in their owned facilities.
Third-party managed services cost of operations, which are recognized on a pass-through basis, primarily consist of labor charges similar to those described above as a component of warehouse costs of operations.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment contribution metrics help investors understand revenues, costs, and earnings among service types. Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate Selling, general, and administrative expense; Acquisition, cyber incident, and other, net; Impairment of indefinite and long-lived assets; Net gain from sale of real estate and all components of non-operating other income and expense.
Selling, general, and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the chief operating decision maker does not use it to evaluate segment performance and to allocate resources. Segment contribution is not a measurement of financial performance under U.S. GAAP and should not be considered an alternative to operating income. The Company has not disclosed assets by reportable segments, as asset information is not used by our chief operating decision maker to facilitate resource allocations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to (Loss) income before income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Segment revenues:
Warehouse	$575,357	$597,710
Transportation	43,993	56,853
Third-party managed	9,630	10,417
Total revenues	628,980	664,980

Significant Segment Expenses:
Warehouse:
Power	31,709	33,333
Other facilities costs	57,550	65,595
Labor	240,912	248,173
Other services costs	48,601	53,478
Total Warehouse Cost of Operations	378,772	400,579

Transportation services cost of operations	36,739	45,331
Third-party managed services cost of operations	7,621	8,234
Total segment expenses	$423,132	$454,144

Segment contribution:
Warehouse	196,585	197,131
Transportation	7,254	11,522
Third-party managed	2,009	2,183
Total segment contribution	205,848	210,836

Depreciation and amortization expense	(88,982)	(92,095)
Selling, general, and administrative expense	(69,235)	(65,426)
Acquisition, cyber incident, and other, net	(25,414)	(14,998)
Net gain from sale of real estate	—	3,514
Interest expense	(36,117)	(33,430)
Loss on debt extinguishment and termination of derivative instruments	—	(5,182)
Loss from investments in partially owned entities	(1,363)	(949)
Other, net	1,296	9,526
(Loss) income before income taxes	$(13,967)	$11,796

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
11. Earnings/Loss per Common Share
Basic (loss) income per share and Diluted (loss) income per share are calculated by dividing the Net (loss) income attributable to common stockholders by the basic and diluted weighted-average common stock outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings/loss per common share because it distributes non-forfeitable dividend equivalents on restricted stock units and Operating Partnership units granted to certain associates and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and Operating Partnership units are unvested.
A reconciliation of the basic and diluted weighted-average common stock outstanding for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Weighted average common stock outstanding – basic	285,363	284,644
Dilutive effect of stock-based awards	—	234
Weighted average common stock outstanding – diluted	285,363	284,878
For the three months ended March 31, 2025, potential common stock under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for the period. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those periods. For the three months ended March 31, 2024, potential common stock under the treasury stock method and the if-converted method was dilutive because the Company reported net income for the period.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted (loss) income per share:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Employee stock options	37	—
Restricted stock units	576	274
OP units	32	87
Total	645	361
12. Revenue from Contracts with Customers
Disaggregated Revenues
The following tables represent a disaggregation of revenues from contracts with customers for the three months ended March 31, 2025 and 2024 by segment and geographic region:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$202,014	$17,562	$17,832	$1,891	$239,299
Warehouse services	260,149	24,088	35,088	1,453	320,778
Transportation	23,430	10,640	9,177	746	43,993
Third-party managed	3,644	—	5,986	—	9,630
Total revenues (1)	489,237	52,290	68,083	4,090	613,700
Lease revenues (2)	14,017	871	392	—	15,280
Total revenues	$503,254	$53,161	$68,475	$4,090	$628,980

	Three Months Ended March 31, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$217,395	$17,864	$19,062	$1,512	$255,833
Warehouse services	267,788	24,988	34,490	1,020	328,286
Transportation	32,895	14,896	8,558	504	56,853
Third-party managed	4,438	—	5,979	—	10,417
Total revenues (1)	522,516	57,748	68,089	3,036	651,389
Lease revenues (2)	12,077	1,514	—	—	13,591
Total revenues	$534,593	$59,262	$68,089	$3,036	$664,980
(1)Revenues are within the scope of ASC 606: Revenue from Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842: Leases.
Performance Obligations
Substantially all of our revenues for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts are recognized over time as the customer benefits equally throughout the period until the contractual term expires. Typically, revenues are recognized over time using an output measure (e.g. passage of time). Revenues are recognized at a point in time upon delivery, when the customer typically obtains control, for most accessorial services, transportation services and reimbursed costs.
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
As of March 31, 2025, the Company had $1.3 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 20% of these remaining performance obligations as revenue in 2025, and the remaining 80% to be recognized over a weighted average period of 13.5 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2025, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $370.6 million and $381.0 million as of March 31, 2025 and December 31, 2024, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $22.9 million and $22.0 million as of March 31, 2025 and December 31, 2024, respectively. Substantially all revenues that were included in the contract liability balances at the beginning of 2025 have been recognized as of March 31, 2025, and represent revenues from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.
13. Subsequent Events
Sale of the SuperFrio Joint Venture
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. As of March 31, 2025, the Company’s equity method investment balance in the SuperFrio joint venture was $23.1 million which is recognized within “Investments in and advances to partially owned entities” on the Condensed Consolidated Balance Sheets. As the proceeds associated with this transaction will be held by our Brazilian subsidiary until July of 2025, we have entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiaries. The contract includes an obligation to pay R$155.9 million and receive $27.0 million. The hedge contract is set to mature in July of 2025.
Public Debt Offering
On April 3, 2025, pursuant to the effective shelf registration statement further described in Note 1 - General to these Condensed Consolidated Financial Statements, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Company’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, and certain subsidiaries of the Operating Partnership. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025. In connection with the Public 5.600% Notes issuance in April 2025, we executed three treasury lock hedge

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
transactions in March of 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million public debt offering. The treasury locks were tied to $300.0 million of the principal and secured a treasury yield range of 4.0957% to 4.0985%. The transactions settled on March 25, 2025, when the notes were priced, and included proceeds of $1.3 million, which were recognized as a gain within "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets as of March 31, 2025. These amounts will be amortized on a straight-line basis as a decrease to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include, but are not limited to, those identified below and those described in Part I of this report under "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors” in our 2024 Annual Report on Form 10-K filed on February 27, 2025.
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of March 31, 2025, we operated 238 warehouses globally, totaling approximately 1.4 billion cubic feet, with 194 warehouses in North America, 25 in Europe, 17 warehouses in Asia-Pacific, and 2 warehouses in South America.
Our business includes three primary business segments: Warehouse, Transportation, and Third-party managed. We have minority interests in two joint ventures: SuperFrio Armazéns Gerais S.A. (the “SuperFrio joint venture”), which owns or operates 34 temperature-controlled warehouses in Brazil, and RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
Focus on Our Operational Effectiveness and Cost Structure
Our ongoing initiatives, some of which are detailed below, focus on streamlining business operations and reducing costs. This includes (i) centralizing processes; (ii) implementing operational standards; (iii) adopting new technology; (iv) enhancing health and safety programs; (v) leveraging our networks’ purchasing power; and (vi) fully integrating acquired assets and businesses. Such realignments have and will allow us to acquire new talent and strengthen our service offerings.
Additionally, as part of our initiatives to streamline our business processes and to reduce our cost structure, we have evaluated and exited less strategic and profitable markets and business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, and the exit of certain managed warehouse agreements. Through our process of active portfolio management, we continue to evaluate our markets and offerings.

Other costs reduction initiatives
To reduce facility costs, we continue to invest in energy efficiency projects, including LED lighting, thermal and solar energy storage, motion-sensor technology, variable frequency drives, third-party efficiency reviews, real-time energy consumption monitoring, rapid open and close doors, and alternative-power generation technologies. We have also fine-tuned our refrigeration systems, implemented rain water harvesting and energy management practices, as well as increased our participation in Power Demand Response programs with some of our power suppliers. These initiatives have allowed us to reduce our consumption of kilowatt hours and energy spend.
Key Factors Affecting Our Business and Financial Results
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete, with the exception of the implementation in Europe, within three years from the project’s start date. Since inception, the Company has incurred $175.6 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $82.3 million and $80.5 million as of March 31, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight line basis over such period. The amortization expense recognized during the three months ended March 31, 2025 related to the Project Orion ERP implementation was $2.1 million. For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K as filed with the SEC.

Loss on Debt Extinguishment
During the three months ended March 31, 2024, the Company purchased two facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $20.4 million are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statements of Cash Flows for the three March 31, 2024.

These purchases resulted in the recognition of a $4.7 million loss recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.

Houston Warehouse Acquisition
On March 17, 2025, the Company completed the acquisition of one temperature-controlled storage facility, and the related operations, located in Baytown, TX (the “Houston acquisition”), for total cash consideration of $108.4 million. The acquisition has been accounted for as a business combination. Refer to Note 2 - Business Combinations of the Condensed Consolidated Financial Statements herein for further details of this transaction.
Sale of the SuperFrio Joint Venture
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. As of March 31, 2025, the Company’s equity method investment balance in the SuperFrio joint venture was $23.1 million which is recognized within “Investments in and advances to partially owned entities” on the Condensed Consolidated Balance Sheets. As the proceeds associated with this transaction will be held by our Brazilian subsidiary until July of 2025, we have entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiaries. The contract includes an obligation to pay R$155.9 million and receive $27.0 million. The hedge contract is set to mature in July of 2025.
Significant Risks and Uncertainties
Refer to “Risk Factors” in our 2024 Annual Report on Form 10-K.
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
•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative; corporate-level Acquisition, cyber incident, and other, net; Net gain from sale of real estate; and all components of Other income (expense).
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as transportation segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, and Net gain from sale of real estate and all components of Other income (expense).
•Third-Party Managed contribution NOI is calculated as third-party managed segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net and Net gain from sale of real estate and all components of Other income (expense).
•Contribution NOI margin for each of these operations is calculated as the applicable NOI measure divided by the applicable revenue measure.
Segment NOI and NOI margin contribution metrics help investors understand revenues, costs, and earnings among service types. These NOI contribution measures are supplemental and are not measurements of financial performance under U.S. GAAP. We provide reconciliations of these measures in the results of operations sections below.

Same Store Analysis
We believe that same store metrics are key performance indicators commonly used in the real estate industry. Evaluating the performance of our real estate portfolio on a same store basis allows investors to evaluate performance in a way that is consistent period to period. We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease, after development, expansion, or significant modification (e.g., rehabilitation subsequent to a natural disaster). Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2024) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that are being exited (e.g. non-renewal of warehouse lease or held for sale to third parties), were sold, or entered development subsequent to the beginning of the current calendar year. Changes in ownership structure (e.g., purchase of a previously leased warehouse) does not result in a facility being excluded from the same store population, as management believes that actively managing its real estate is normal course of operations. Additionally, management classifies new developments (both conventional and automated facilities) as a component of the same store pool once the facility is considered fully operational and both inbounding and outbounding product for at least twelve consecutive months prior to January 1 of the current calendar year.
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
The following table shows the number of same store and non-same store warehouses in our portfolio as of March 31, 2025. The non-same store count in the table below includes the impact of sites sold or otherwise disposed during the period presented.

Warehouse site count	As of March 31, 2025
Total Warehouses	238
Same Store Warehouses	224
Non-Same Store Warehouses (1)	11
Third-Party Managed Warehouses	3
(1) The non-same store facility count consists of: 8 facilities where the executive leadership team has approved exits in the current year (4 of which are leased facilities and 4 of which are owned facilities and the Company is in pursuit to sell), 2 sites in the expansion and development phase, and 1 facility that we purchased in 2025. As of March 31, 2025, there are 6 sites in the development and expansion phase that will be added to the non-same store pool when operations commence.
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

Physical Occupancy of our Warehouses
We define average physical occupied pallets as the average number of physically occupied pallet positions in our warehouses for the applicable period.
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
Economic occupancy is a key driver of our financial results as it mitigates the impact of seasonal changes on physical occupancy and ensures our customers have the necessary space to support their business needs.
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
Components of Our Results of Operations
Warehouse
Rent, storage, and warehouse services revenues. Our primary source of revenues is rent, storage, and warehouse services fees. Rent and storage revenues are related to the storage of frozen, perishable or other products in our warehouses. We also offer a wide array of value-added services including: i) receipt, labeling and storage of goods, ii) customized order retrieval and packaging, iii) blast freezing and ripening, iv) government approved periodic inspections, fumigation, and other treatment services, v) e-commerce fulfillment and many more.
Rent, storage, and warehouse services cost of operations consist of labor, power, other facilities costs, and other service costs.
Labor covers wages, benefits, workers' compensation, and can vary due to factors like workforce size, customer needs, compensation levels, third-party labor usage, collective bargaining agreements, customer requirements, productivity, labor availability, government policies, medical insurance costs, safety programs, and discretionary bonuses.
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
Other services costs include equipment costs, warehouse consumables (e.g. shrink-wrap), associate protective equipment, warehouse administration and other related services costs.
Transportation
Transportation services are derived from fees charged for transportation of our customers products, often including fuel and capacity surcharges.
Transportation services cost of operations are primarily affected by third-party carrier costs, which are influenced by carrier factors like driver and equipment availability. In select markets, we use our drivers and assets, incurring costs like wages, fuel, tolls, insurance, and maintenance to operate these assets.
Third-Party Managed
Third-party managed services. Reimbursements that we receive for expenses incurred for warehouses that we manage on behalf of third-party owners are recognized as third-party managed services revenues. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs.
Third-party managed services cost of operations, which are recognized on a pass-through basis, primarily consist of labor charges similar to those described above as a component of the warehouse costs of operations.
Consolidated Operating Expenses
Depreciation and amortization charges relate to the depreciation of buildings and equipment related improvements, leasehold improvements, material handling equipment, furniture, fixtures, and our computer equipment. Amortization relates primarily to intangible assets for customer relationships.
Selling, general, and administrative expenses consist primarily of non-warehouse related labor, administrative, business development, marketing, engineering, human resources, information technology (including amortization expenses associated with the implementation of Project Orion), performance and time-based incentive compensation, communications, travel, professional fees, bad debt, training, and office supplies.
Acquisition, cyber incident, and other, net consists of non-recurring or non-routine costs including acquisition related costs, costs related to Project Orion, severance, terminated site operations costs, and cyber incident related costs, net of insurance recoveries, all of which are not representative of our normal course of operations.
Net gain from sale of real estate represents gains or losses recognized from the sale of Company owned real estate.
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
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on other asset disposals, certain legal settlements, and other miscellaneous transactions.

Results of Operations
Comparison of Results for the Three Months Ended March 31, 2025 and 2024
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$254,579	$256,901	$269,424	(5.5)%	(4.6)%
Warehouse services	320,778	323,967	328,286	(2.3)%	(1.3)%
Total revenues	$575,357	$580,868	$597,710	(3.7)%	(2.8)%
Global Warehouse cost of operations:
Power	31,709	32,086	33,333	(4.9)%	(3.7)%
Other facilities costs (2)	57,550	58,095	65,595	(12.3)%	(11.4)%
Labor	240,912	243,393	248,173	(2.9)%	(1.9)%
Other services costs (3)	48,601	49,095	53,478	(9.1)%	(8.2)%
Total warehouse cost of operations	$378,772	$382,669	$400,579	(5.4)%	(4.5)%

Global Warehouse contribution (NOI)	$196,585	$198,199	$197,131	(0.3)%	0.5%
Rent and storage contribution (NOI)	$165,320	$166,720	$170,496	(3.0)%	(2.2)%
Services contribution (NOI)	$31,265	$31,479	$26,635	17.4%	18.2%
Global Warehouse margin	34.2%	34.1%	33.0%	120 bps	110 bps
Rent and storage margin	64.9%	64.9%	63.3%	160 bps	160 bps
Services margin	9.7%	9.7%	8.1%	160 bps	160 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,128	n/a	4,393	(6.0)%	n/a
Average physical occupied pallets	3,500	n/a	3,810	(8.1)%	n/a
Average physical pallet positions	5,525	n/a	5,531	(0.1)%	n/a
Economic occupancy percentage	74.7%	n/a	79.4%	-470 bps	n/a
Physical occupancy percentage	63.3%	n/a	68.9%	-560 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$61.67	$62.23	$61.33	0.6%	1.5%
Total rent and storage revenues per average physical occupied pallet	$72.74	$73.40	$70.71	2.9%	3.8%
Global Warehouse services metrics:
Throughput pallets	8,731	n/a	9,050	(3.5)%	n/a
Total warehouse services revenues per throughput pallet	$36.74	$37.11	$36.27	1.3%	2.3%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $6.5 million and $9.2 million, on an actual basis, for the three months ended March 31, 2025 and 2024, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.4 million and $3.5 million, on an actual basis, for the three months ended March 31, 2025 and 2024, respectively.
n/a - not applicable

On a constant currency basis, our warehouse segment revenues decreased $16.8 million, or 2.8%, during the three months ended March 31, 2025, as compared to the same period in the prior year. This decrease was driven by the $9.1 million decrease in revenues in our non-same store pool and the $7.7 million decrease in revenues in our same store pool, both on a constant currency basis, due to factors further discussed below related to the same store warehouse performance.
On a constant currency basis, our warehouse segment cost of operations decreased $17.9 million, or 4.5%, during the three months ended March 31, 2025, as compared to the same period of the prior year. This is primarily driven by a decrease of $17.0 million in our non-same store pool and a decrease of $0.9 million in our same store pool, both on a constant currency basis. The decrease in the non-same store pool is related to the release of certain customer specific claims reserves, as well as a decrease in other facilities costs and other service costs associated with the decision to close certain facilities in the non-same store portfolio. The decision to close these facilities resulted in lower operating expenses during the three months ended March 31, 2025 as compared to the same period in the prior year.
On a constant currency basis, warehouse segment NOI increased 0.5% during the three months ended March 31, 2025, as compared to the same period of the prior year. This is primarily due to increased NOI in our non-same store pool of $7.9 million, on a constant currency basis, due primarily to the factors described above.

Same Store and Non-Same Store Results
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of same store warehouses	224		224
	(Dollars and units in thousands, except per pallet data)
Same store revenues:
Rent and storage	$245,196	$247,517	$256,771	(4.5)%	(3.6)%
Warehouse services	314,823	318,005	316,492	(0.5)%	0.5%
Total same store revenues	$560,019	$565,522	$573,263	(2.3)%	(1.4)%
Same store cost of operations:
Power	30,656	31,034	30,913	(0.8)%	0.4%
Other facilities costs	57,245	57,790	56,567	1.2%	2.2%
Labor	234,640	237,118	235,417	(0.3)%	0.7%
Other services costs	44,763	45,254	49,164	(9.0)%	(8.0)%
Total same store cost of operations	$367,304	$371,196	$372,061	(1.3)%	(0.2)%

Same store contribution (NOI)	$192,715	$194,326	$201,202	(4.2)%	(3.4)%
Same store rent and storage contribution (NOI)	$157,295	$158,693	$169,291	(7.1)%	(6.3)%
Same store services contribution (NOI)	$35,420	$35,633	$31,911	11.0%	11.7%
Same store margin	34.4%	34.4%	35.1%	-70 bps	-70 bps
Same store rent and storage margin	64.2%	64.1%	65.9%	-170 bps	-180 bps
Same store services margin	11.3%	11.2%	10.1%	120 bps	110 bps

Same store rent and storage metrics:
Average economic occupied pallets	4,044	n/a	4,267	(5.2)%	n/a
Average physical occupied pallets	3,434	n/a	3,698	(7.1)%	n/a
Average physical pallet positions	5,279	n/a	5,279	—%	n/a
Economic occupancy percentage	76.6%	n/a	80.8%	-420 bps	n/a
Physical occupancy percentage	65.1%	n/a	70.1%	-500 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$60.63	$61.21	$60.18	0.7%	1.7%
Same store rent and storage revenues per average physical occupied pallet	$71.40	$72.08	$69.44	2.8%	3.8%
Same store services metrics:
Throughput pallets	8,561	n/a	8,815	(2.9)%	n/a
Same store warehouse services revenues per throughput pallet	$36.77	$37.15	$35.90	2.4%	3.5%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
Same store rent and storage revenues decreased by $9.3 million on a constant currency basis, primarily due to a decrease in economic occupancy of 420 basis points. This decrease was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 1.7% during the three months ended March 31, 2025, as compared to the same period in the prior year. The overall decrease in economic occupancy was primarily due to unusually high inventory levels during the three months ended March 31, 2024, therefore impacting comparability in the three months ended March 31, 2025. Additionally, overall volumes are also impacted by recent regulatory shifts, a competitive and inflationary environment, and abnormal credit yields, all impacting consumer buying habits and the related food production levels.
Same store services revenues increased $1.5 million on a constant currency basis, primarily due to general rate increases. Specifically, our constant currency same store services revenues per throughput pallet increased 3.5% during the three months ended March 31, 2025, as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 2.9%.
Same store costs of operations decreased by $0.9 million, on a constant currency basis, primarily driven by lower volumes further described above.

	Three Months Ended March 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of non-same store warehouses	11		12
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues:
Rent and storage	$9,383	$9,384	$12,653	n/r	n/r
Warehouse services	5,955	5,962	11,794	n/r	n/r
Total non-same store revenues	$15,338	$15,346	$24,447	n/r	n/r
Non-same store cost of operations:
Power	1,053	1,052	2,420	n/r	n/r
Other facilities costs	305	305	9,028	n/r	n/r
Labor	6,272	6,275	12,756	n/r	n/r
Other services costs	3,838	3,841	4,314	n/r	n/r
Total non-same store cost of operations	$11,468	$11,473	$28,518	n/r	n/r

Non-same store contribution (NOI)	$3,870	$3,873	$(4,071)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$8,025	$8,027	$1,205	n/r	n/r
Non-same store services contribution (NOI)	$(4,155)	$(4,154)	$(5,276)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	84	n/a	126	n/r	n/a
Average physical occupied pallets	66	n/a	112	n/r	n/a
Average physical pallet positions	246	n/a	252	n/r	n/a
Economic occupancy percentage	34.1%	n/a	50.0%	n/r	n/a
Physical occupancy percentage	26.8%	n/a	44.4%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$111.70	$111.71	$100.42	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$142.17	$142.18	$112.97	n/r	n/r
Non-same store services metrics:
Throughput pallets	170	n/a	235	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$35.03	$35.07	$50.19	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$43,993	$44,775	$56,853	(22.6)%	(21.2)%
Transportation services cost of operations	36,739	37,437	45,331	(19.0)%	(17.4)%
Transportation segment contribution (NOI)	$7,254	$7,338	$11,522	(37.0)%	(36.3)%

Transportation margin	16.5%	16.4%	20.3%	-378 bps	-388 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $12.1 million, or 21.2%, as compared to the same period in the prior year. The decrease was primarily due to overall lower volumes driven by softening transportation demand in the current macro-economic environment coupled with certain customer exits.
On a constant currency basis, transportation cost of operations decreased $7.9 million, or 17.4%, as compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of managed sites	3		5
	(Dollars in thousands)
Third-party managed services	$9,630	$9,924	$10,417	(7.6)%	(4.7)%
Third-party managed services cost of operations	7,621	7,836	8,234	(7.4)%	(4.8)%
Third-party managed segment contribution (NOI)	$2,009	$2,088	$2,183	(8.0)%	(4.4)%

Third-party managed margin	20.9%	21.0%	21.0%	-9 bps	8 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, third-party managed revenues decreased $0.5 million, or 4.7%, as compared to the same period in the prior year. The decrease is due to the ceased operations of certain third-party managed sites, one of which ceased during the three months ended June 30, 2024 and another during the three months ended March 31, 2025.
On a constant currency basis, third-party managed cost of operations decreased $0.4 million, or 4.8%, as compared to the same period in the prior year due to factors noted above.

On a constant currency basis, third-party managed segment contribution (NOI) decreased $0.1 million, or 4.4% as compared to the same period in the prior year due to the factors noted above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$88,982	$92,095	$(3,113)	(3.4)%
Selling, general, and administrative	$69,235	$65,426	$3,809	5.8%
Acquisition, cyber incident, and other, net	$25,414	$14,998	$10,416	69.4%
Net gain from sale of real estate	$—	$(3,514)	$3,514	100.0%
Depreciation and amortization. Depreciation and amortization expense decreased $3.1 million, or 3.4%, during the three months ended March 31, 2025 as compared to the same period in the prior year. This decrease is substantially driven by the classification of certain assets as held for sale in the fourth quarter of 2024 due to the anticipated exit of certain warehouse and transportation related operations.
Selling, general, and administrative. During the three months ended March 31, 2025, corporate-level selling, general, and administrative expenses increased $3.8 million, or 5.8%, compared to the same period in the prior year. This increase was primarily driven by the go live of Project Orion (Phase 1) during the second quarter of 2024, which resulted in higher software related expenses (primarily software license fees and deferred cost amortization).
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident, and other, net include the following:

	Three Months Ended March 31,		Change
	2025	2024(1)	$	%
Acquisition, cyber incident, and other, net:	(In thousands)
Project Orion expenses	$10,228	$7,814	$2,414	30.9%
Closed site costs, excluding severance	7,615	1,441	6,174	n/r
Acquisition and integration related costs	2,817	1,006	1,811	n/r
Other, net	2,490	(371)	2,861	n/r
Cyber incident related costs, net of insurance recoveries	1,668	2,715	(1,047)	(38.6)%
Severance costs	596	2,393	(1,797)	(75.1)%
Total acquisition, cyber incident, and other, net	$25,414	$14,998	$10,416	69.4%
n/r - not relevant
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
Corporate-level Acquisition, cyber incident, and other, net was $25.4 million for the three months ended March 31, 2025, an increase of $10.4 million compared to the three months ended March 31, 2024.

Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have increased $2.4 million compared to the same period in the prior year primarily due to increased contract labor, professional fees, and other non-capitalizable integration related costs.
Closed site costs include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses, but do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs. These costs have increased $6.2 million compared to the same period in the prior year primarily driven by lease termination fees of $5.0 million and other expenses for recently closed operations and certain assets classified as held for sale.
Acquisition and integration related costs increased $1.8 million for the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to legal and professional fees incurred for the Houston acquisition.
Other, net for the three months ended March 31, 2025 includes stock compensation expense related to a special one-time grant in July 2024 and software implementation expenses for strategic projects. Other, net for the three months ended March 31, 2024 included $0.4 million related to a litigation adjustment.
Cyber incident related costs, net of insurance recoveries, decreased $1.0 million due to less legal and professional fees, and lower claims reserve related charges offset by insurance recoveries all related to the 2023 Cyber Incident, which is further described in our 2024 Annual Report on Form 10-K.
Severance costs decreased $1.8 million compared to the same period in the prior year due to severance related charges incurred during the three months ended March 31, 2024 associated with the realignment of certain international operations.
Net gain from sale of real estate. The Company’s gain or loss activity related to the sale of real estate was not significant during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded a $3.5 million gain related to the strategic sale of a facility.
Other Income and Expense
The following table presents items of other income and expense for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Other income (expense):	(In thousands)
Interest expense	$(36,117)	$(33,430)	$(2,687)	(8.0)%
Loss on debt extinguishment and termination of derivative instruments	$—	$(5,182)	$5,182	100.0%
Loss from investments in partially owned entities	$(1,363)	$(949)	$(414)	(43.6)%
Other, net	$1,296	$9,526	$(8,230)	(86.4)%

Interest expense. Interest expense increased $2.7 million, or 8.0%, compared to the three months ended March 31, 2024. This was primarily due to an overall increase in outstanding debt, most notably the issuance of our $500.0 million Public 5.409% Notes during the third quarter of 2024. Our effective interest rate on debt outstanding as of March 31, 2025 was 4.15% compared to 4.0% as of March 31, 2024.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments decreased $5.2 million compared to the three months ended March 31, 2024. This is primarily related to the purchase of two facilities accounted for as failed sale-leaseback transactions, resulting in a loss on debt extinguishment of $4.7 million during the three months ended March 31, 2024.
Loss from investments in partially owned entities. Loss from investments in partially owned entities increased $0.4 million compared to the three months ended March 31, 2024 due to a higher net loss from SuperFrio driven by lower occupancy rates and increased operating and interest expenses.
Other, net. Other, net was a benefit of $1.3 million for the three months ended March 31, 2025, compared to a benefit of $9.5 million for the three months ended March 31, 2024, which included an $8.3 million settlement related to a representations and warranty claim associated with a prior acquisition.
Income Tax Benefit (Expense)
Income tax expense for the three months ended March 31, 2025 was $2.5 million, an increase of $0.5 million from an income tax expense of $2.0 million for the three months ended March 31, 2024. The increase is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, and Core EBITDA.
We calculate NAREIT funds from operations, or NAREIT FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding extraordinary items as defined under U.S. GAAP and gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation and amortization, impairment charges on real estate related assets, and our share of reconciling items for partially owned entities. We believe that NAREIT FFO is helpful to investors as a supplemental performance measure because it excludes the effect of real estate related depreciation, amortization and gains or losses from sales of real estate or real estate related assets, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, NAREIT FFO can facilitate comparisons of operating performance between periods and among other equity REITs.

We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of Net loss (gain) on sale of non-real assets; Acquisition, cyber incident, and other, net; Loss on debt extinguishment and termination of derivative instruments; Foreign currency exchange loss; Gain on legal settlement related to prior period operations; Project Orion deferred costs amortization; and Our share of reconciling items related to partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of NAREIT FFO and Core FFO measures of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability; Amortization of below/above market leases; Straight-line rent adjustment; Deferred income tax expense; Stock-based compensation expense; Non-real estate depreciation and amortization; Maintenance capital expenditures; and Our share of reconciling items related to partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.
NAREIT FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. NAREIT FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. NAREIT FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included in our quarterly and annual reports. NAREIT FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our NAREIT FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. We reconcile NAREIT FFO, Core FFO and Adjusted FFO to Net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(16,473)	$9,802
Adjustments:
Real estate related depreciation	55,599	56,275
Net gain from sale of real estate	—	(3,514)
Net loss on real estate related asset disposals	1	40
Our share of reconciling items related to partially owned entities	215	148
NAREIT FFO	$39,342	$62,751
Adjustments:
Net loss (gain) on sale of non-real assets	134	(20)
Acquisition, cyber incident, and other, net	25,414	14,998
Loss on debt extinguishment and termination of derivative instruments	—	5,182
Foreign currency exchange loss	221	373
Gain on legal settlement related to prior period operations	—	(6,104)
Project Orion deferred costs amortization	2,109	—
Our share of reconciling items related to partially owned entities	118	136
Core FFO	$67,338	$77,316
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,400	1,289
Amortization of below/above market leases	351	368
Straight-line rent adjustment	84	589
Deferred income tax expense	573	619
Stock-based compensation expense(1)	7,259	6,619
Non-real estate depreciation and amortization	33,383	35,820
Maintenance capital expenditures(2)	(14,799)	(17,933)
Our share of reconciling items related to partially owned entities	137	226
Adjusted FFO	$95,726	$104,913
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

We calculate NAREIT EBITDA for Real Estate, or NAREIT EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, Net (loss) income before Depreciation and amortization; Interest expense; Income tax expense; Net gain from sale of real estate; and Adjustment to reflect share of EBITDAre of partially owned entities. NAREIT EBITDAre is a measure commonly used in our industry, and we present NAREIT EBITDAre to enhance investor understanding of our operating performance. We believe that NAREIT EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss from investments in partially owned entities; Foreign currency exchange loss; Stock-based compensation expense; Loss on debt extinguishment and termination of derivative instruments; Loss on other asset disposals; Gain on legal settlement related to prior period operations; Project Orion deferred costs amortization; and Reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. We calculate Core EBITDA margin as Core EBITDA divided by revenues. NAREIT EBITDAre and Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(16,473)	$9,802
Adjustments:
Depreciation and amortization	88,982	92,095
Interest expense	36,117	33,430
Income tax expense	2,506	1,994
Net gain from sale of real estate	—	(3,514)
Adjustment to reflect share of EBITDAre of partially owned entities	1,516	1,470
NAREIT EBITDAre	$112,648	$135,277
Adjustments:
Acquisition, cyber incident, and other, net	25,414	14,998
Loss from investments in partially owned entities	1,363	949
Foreign currency exchange loss	221	373
Stock-based compensation expense(1)	7,259	6,619
Loss on debt extinguishment and termination of derivative instruments	—	5,182
Loss on other asset disposals	135	20
Gain on legal settlement related to prior period operations	—	(6,104)
Project Orion deferred costs amortization	2,109	—
Reduction in EBITDAre from partially owned entities	(1,516)	(1,470)
Core EBITDA	$147,633	$155,844
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
We expect that our funding sources as noted above are adequate and will continue to be adequate to meet our short and long-term liquidity requirements and capital commitments. These liquidity requirements and capital commitments include:
•operating activities and overall working capital;
•capital expenditures;
•capital contributions and investments in joint ventures;

•debt service obligations;
•quarterly stockholder distributions; and
•future development, expansion, and acquisition related activities.
Universal Shelf Registration Statement
On March 17, 2023, the Company and Americold Realty Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”) filed with the SEC an automatic shelf registration statement on Form S-3 (Registration No. 333-270664 and 333-270664-01) (as amended from time to time, the “Registration Statement”), registering an indeterminate amount of (i) the Company’s common stock, $0.01 par value per share, (ii) the Company’s preferred stock, $0.01 par value per share, (iii) depositary shares representing entitlement to all rights and preferences of fractions of the Company’s preferred shares of a specified series and represented by depositary receipts, (iv) warrants to purchase the Company’s common stock or preferred stock or depositary shares and (v) debt securities of the Operating Partnership, which may be fully and unconditionally guaranteed by the Company and certain subsidiaries of the Company. The Registration Statement was amended on September 3, 2024 to add certain direct and indirect subsidiaries of the Company as co-registrants to the Registration Statement, since each such co-registrant may be a guarantor of some or all of the debt securities of the Operating Partnership with respect to which offers and sales are registered under the Registration Statement.
Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Company’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership (“Americold Realty Operations”), and certain subsidiaries of the Operating Partnership. Further details of this offering are described in Note 9 - Debt to the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year. The Company made the first payment on March 12, 2025.
On April 3, 2025, pursuant to the effective shelf registration statement further described in Note 1 - General to these Condensed Consolidated Financial Statements, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Company’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, and certain subsidiaries of the Operating Partnership. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025. In connection with the Public 5.600% Notes issuance in April 2025, we executed three treasury lock hedge transactions in March of 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million public debt offering. The treasury locks were tied to $300.0 million of the principal and secured a treasury yield range of 4.0957% to 4.0985%. The transactions settled on March 25, 2025, when the notes were priced, and included proceeds of $1.3 million, which were recognized as a gain within "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets as of March 31, 2025. These amounts will be amortized on a straight-line basis as a decrease to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025.

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
Our bad debt expense was insignificant for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we maintained bad debt allowances of approximately $22.0 million and $24.4 million, respectively, which we believe to be adequate. The decrease in the allowance is aligned with the decrease in accounts receivable as of March 31, 2025.
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
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2025:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate(1)	$3,080,226
Variable interest rate - unhedged	516,932
Total senior unsecured notes, term loans and borrowings under revolving credit facility	3,597,158

Sale-leaseback financing obligations	78,132
Financing lease obligations	108,838
Total debt and debt-like obligations	$3,784,128

Percent of total debt and debt-like obligations:
Fixed rate(1)	86.3%
Variable rate	13.7%

Effective interest rate as of March 31, 2025(2)	4.15%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
(2)The effective interest rate presented includes the amortization of deferred financing costs and is based on the hedged rate for the $375.0 million Senior Unsecured Term Loan A Facility Tranche A-1, the C$250.0 million Senior Unsecured Term Loan A Facility Tranche A-2, and the $270.0 million Senior Unsecured Term Loan A Facility Tranche A-3. All other debt instruments are based on contractual rates.
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2025, our debt had a weighted average term to maturity of approximately 4.7 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 4 - Debt, Note 5 - Derivative Financial Instruments and Note 9 - Accumulated Other Comprehensive Loss to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of March 31, 2025 for each of the next five years and thereafter, are as follows:

Twelve months ending March 31:(1)	(In thousands)
2026	$575,000
2027	516,932
2028	443,769
2029	400,000
2030	350,000
Thereafter	1,311,457
Aggregate principal amount of indebtedness	3,597,158
Less: unamortized deferred financing costs	(13,106)
Total indebtedness, net of deferred financing costs	$3,584,052
(1)Approximately $375.0 million of the debt listed to mature by March 31, 2026 represents the Senior Unsecured Term Loan A Facility Tranche A-1. The terms of this agreement include an option for two twelve-month extensions past the contractual maturity date in August of 2025. The $516.9 million listed to mature by March 31, 2027 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. The terms of this agreement include an option for two six-month extensions past the contractual maturity date in August of 2026.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:
•BBB with a (Stable Outlook) from Fitch
•BBB with a (Positive Trend) outlook from DBRS Morningstar
•Baa3 with a (Stable Outlook) from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our 2024 Annual Report on Form 10-K.
Maintenance Capital Expenditures and Repair and Maintenance Expenses
We utilize a strategic approach to maintenance capital expenditures and repair and maintenance expenses to maintain the high quality and operational efficiency of our warehouses and equipment and ensure that our assets meet the “mission-critical” role they serve in the cold chain. The Company assesses its capital expenditure requirements regularly to ensure that it meets maintenance obligations in a timely manner.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized funds used to uphold and extend the useful life of assets, resulting in future economic benefits. These expenditures relate to routine and recurring maintenance that are essential to sustain current operations. This includes the cost to purchase and install, repair, or construct assets when it results in a useful life longer than one year and the cost per asset is over a de minimis threshold.

Examples of maintenance capital expenditures related to real estate are roof replacements, refrigeration equipment refurbishment, and racking system repairs. Examples of maintenance capital expenditures related to personal property include expenditures on material handling equipment and transportation assets. Examples of maintenance capital expenditures related to information technology include maintenance on existing servers, networking equipment and minor software updates.
Repair and Maintenance Expenses
We incur repair and maintenance expenses that include costs of routine maintenance and repairs that do not materially extend the useful life of the asset and minor replacements with an asset value that are less than a de minimis threshold. These expenditures are included as an operating expense in our statement of operations. Examples of repair and maintenance expenses include ordinary repairs on roofs, racking, refrigeration and material handling equipment.
The following table sets forth our repair and maintenance expenses for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Real estate	$11,606	$14,588
Personal property	19,915	16,304
Total repair and maintenance expenses	$31,521	$30,892
External Growth and Integration Capital Expenditures
External growth and integration capital expenditures refer to investments to expand our operations and enhance market position through mergers and acquisitions. These expenditures typically include costs associated with acquiring new businesses, integrating operational systems, rebranding, and upgrading infrastructure to our standards. Unlike organic growth, which focuses on internal development through existing resources and capabilities, external growth strategies rely on leveraging external assets and synergies to drive value creation and achieve strategic objectives.
The Company completed the Houston acquisition on March 17, 2025 for total cash consideration of $108.4 million. The strategic benefits of the acquisition include the ability to accommodate a significant high-turn retail fixed committed customer.
Expansion, Development and Organic Capital Expenditures
Expansion, development and organic growth capital expenditures refer to investments to enhance our existing operations and increase storage capacity. Examples of capital expenditures associated with expansion, development and organic growth are warehouse and pallet position expansion, expansion of drop lots, greenfield developments, and purchase of leased facilities.

The expansion and development expenditures (inclusive of capitalized interest, compensation, and travel expenses) for the three months ended March 31, 2025 include $20.1 million related to the Kansas City, Missouri development; $18.6 million related to the Allentown, Pennsylvania expansion; $8.6 million for the Dallas Ft. Worth, Texas expansion; $7.1 million related to the Sydney, Australia expansion; $2.3 million for the Saint John, NB, Canada development; and $1.5 million related to the Christchurch, New Zealand expansion.
Customer Attraction and Retention Capital Expenditures

Customer attraction and retention capital expenditures refer to investments that enhance customer engagement, satisfaction, and loyalty to drive revenue growth for new and existing customers and reduce customer churn. These expenditures include replacing existing components of assets before the end of their functional lives, improvements to warehouse configurations to provide a more customer-friendly experience, and improvements to outdoor facades.

Technological Upgrades and Enhancements

Technological upgrades and enhancements refer to investments aimed at improving our technological infrastructure and capabilities to increase efficiency, productivity, and competitiveness. This category includes investments in hardware, software, and systems that automate processes, enhance data analytics, and improve cyber security. This category also includes ESG initiatives including the installation of LED lighting, solar panels, hydrogen fuel cells, high speed dock doors, and other asset modernization.
The following table sets forth our total capital expenditures for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Maintenance	$14,799	$17,933
External growth and integration	108,448	—
Expansion, development and organic growth	94,258	29,952
Technological upgrades and enhancements	4,511	980
Total capital expenditures(1)	$222,016	$48,865
(1) Capital expenditures in the Condensed Consolidated Statements of Cash Flows include $32.5 million of costs accrued in the prior period and paid in the current period and exclude $35.9 million of costs accrued in the current period that will be paid in a future period.
Capitalized Interest and Other Costs
We incurred capitalized interest of $4.0 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively, which is included in the capital expenditures noted in the table above. We also incurred capitalized compensation and travel expense aggregating to $7.5 million and $4.9 million during the three months ended March 31, 2025 and 2024, respectively.
CRITICAL ACCOUNTING ESTIMATES
Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for a discussion of our critical accounting estimates and assumptions. There were no material changes during the period covered by this Quarterly Report to the critical accounting estimates and assumptions previously disclosed in our 2024 Annual Report on Form 10-K filed on February 27, 2025.

HISTORICAL CASH FLOWS
The following summary discussion of our cash flows is based on the Condensed Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$30,202	$61,989
Net cash used in investing activities	$(226,706)	$(39,315)
Net cash provided by (used in) financing activities	$186,872	$(22,473)
Operating Activities
For the three months ended March 31, 2025, our net cash provided by operating activities was $30.2 million, a decrease of $31.8 million compared to $62.0 million for the three months ended March 31, 2024. This decrease is attributable to the impact of lower overall NOI, combined with higher “Acquisition, cyber incident, and other, net” expenses, as well as an increase in cash used for interest associated with the 2024 public debt issuance during the three months ended March 31, 2025 as compared to the prior year period.
Investing Activities
Net cash used in investing activities was $226.7 million for the three months ended March 31, 2025. Additions to property, buildings, and equipment were $112.5 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects (refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details). Additionally, the Company completed the Houston acquisition for total cash consideration of $108.4 million. Refer to Note 2 - Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction. Other investing activities included cash outflows of $5.8 million associated with loans to one of our partially owned entities.
Net cash used in investing activities was $39.3 million for the three months ended March 31, 2024. Additions to property, buildings, and equipment were $45.8 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. This was partially offset by proceeds from a sold facility of $9.0 million. Other investing activities included cash outflows of $2.6 million associated with loans to one of our partially owned entities.
Financing Activities
Net cash provided by financing activities was $186.9 million for the three months ended March 31, 2025. Cash provided by financing activities consisted primarily of $287.1 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition. Cash used in financing activities consisted of $63.4 million for quarterly dividend payments, $30.0 million in repayments on our Senior Unsecured Revolving Credit Facility, and $8.0 million in finance lease repayments.

Net cash used in financing activities was $22.5 million for the three months ended March 31, 2024. Cash used in financing activities consisted of $126.0 million in repayments on our Senior Unsecured Revolving Credit Facility, $63.0 million for quarterly dividend payments, $20.4 million related to the purchase of two failed sale-leaseback facilities, and $14.2 million in aggregate lease repayments. Cash provided by financing activities primarily consisted of $200.0 million in proceeds from our Senior Unsecured Revolving Credit Facility.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 1 - General to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s Public 5.409% Notes due September 12, 2034. Interest is payable on March 12 and September 12 of each year, with the first payment made on March 12, 2025.
On the date of issuance of the Public 5.409% Notes, each of the Company and Americold Realty Operations, Inc. (together, the “Parent Guarantors”), and each of Nova Cold Logistics, Americold Australian Holdings and Icecap Properties NZ Limited (the “Subsidiary Guarantors” and together with the Parent Guarantors, the “Initial Guarantors”), jointly and severally, fully and unconditionally guaranteed the Operating Partnership’s obligations under the Public 5.409% Notes, including the due and punctual payment of principal of, and premium, if any, and interest on, the Public 5.409% Notes.
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025:

	March 31, 2025	December 31, 2024
	(In thousands)
Total Assets	$5,759,885	$5,720,217
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$3,700,859	$3,552,290

Three Months Ended March 31, 2025
(In thousands)
Total Revenues	$386,918
Revenues from sales to subsidiaries other than the initial guarantors	$—
Operating Income	$17,945
Net loss from continuing operations	$(11,399)
Net loss attributable to the entity	$(11,399)
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
As of March 31, 2025, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at adjusted one-month SOFR (which includes an adjustment of 0.10%) for the USD tranches and adjusted daily CORRA (which includes an adjustment of 0.30%) for the CAD tranche. These rates are also subject to contractual margins of 0.94%. Additionally, we have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.20% and our CAD-denominated term loan at a rate of 4.53%.
Additionally, as of March 31, 2025, we had $268.0 million, C$35.0 million, €70.5 million, A$202.0 million, and NZ$39.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At March 31, 2025, adjusted daily SOFR (which includes an adjustment of 0.10%) (USD) was approximately 4.40%, adjusted daily CORRA (which includes an adjustment of 0.30%) (CAD) was approximately 3.06%, one-month BBSW (AUD) was approximately 4.14%, one-month EURIBOR (Euro) was approximately 2.36%, and one-month BKBM (NZD) was approximately 3.88%. These rates are also subject to contractual margins of 0.84%. The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $5.2 million, and a 100 basis point decrease in market interest rates would result in a $5.2 million decrease in annual interest expense. Our interest rate risk exposure at March 31, 2025 was not materially different than what we disclosed in our 2024 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2025 was not materially different than what we disclosed in our 2024 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be party to a variety of legal proceedings arising in the ordinary course of our business. We are not a party to, nor is any of our property a subject of, any material litigation or legal proceedings or, to the best of our knowledge, any threatened litigation or legal proceedings which, in the opinion of management, individually or in the aggregate, would have a material impact on our business, financial condition, liquidity, results of operations and prospects. See Note 8 - Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2024 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2024 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of March 31, 2025, no material changes had occurred to the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on September 3, 2024)
10.1#*	2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan
10.2#*	2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan
10.3#*	2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan
10.4#*	2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan
10.5#*	2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan
10.6#*	2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan
10.7#*	2025 Amended Form of Performance OP Unit Award Agreement (CEO) under the 2017 Equity Incentive Plan
10.8#*	2025 Amended Form of Performance OP Unit Award Agreement (CEO) under the 2017 Equity Incentive Plan
10.9#*	2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan
10.10#*	2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan
10.11#*	2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan
10.12#*	2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust

101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
# This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	May 8, 2025	By:	/s/ E. Jay Wells
		Name:	E. Jay Wells
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)