Form 10-Q
period 2025-06-30
AMERICOLD REALTY TRUST
filed 2025-08-07
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2025
Common Stock, $0.01 par value per share	284,797,783

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934)
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements may contain such words. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Annual Report on Form 10-K”), and other reports filed with the U.S. Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2025	December 31, 2024
Assets
Property, buildings, and equipment:
Land	$832,480	$806,981
Buildings and improvements	4,577,009	4,462,565
Machinery and equipment	1,671,187	1,598,502
Assets under construction	886,925	606,233
	7,967,601	7,474,281
Accumulated depreciation	(2,616,706)	(2,453,597)
Property, buildings, and equipment – net	5,350,895	5,020,684

Operating leases - net	178,868	222,294
Financing leases - net	122,440	104,216

Cash, cash equivalents, and restricted cash	101,376	47,652
Accounts receivable – net of allowance of $19,117 and $24,426 at June 30, 2025 and December 31, 2024, respectively	366,456	386,924
Identifiable intangible assets – net	839,730	838,660
Goodwill	828,457	784,042
Investments in and advances to partially owned entities	35,618	40,252
Other assets	265,779	291,230
Total assets	$8,089,619	$7,735,954

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$293,570	$255,052
Accounts payable and accrued expenses	579,642	603,411
Senior unsecured notes and term loans – net of deferred financing costs of $17,486 and $13,882 at June 30, 2025 and December 31, 2024, respectively	3,544,831	3,031,462
Sale-leaseback financing obligations	77,031	79,001
Financing lease obligations	116,133	95,784
Operating lease obligations	175,963	219,099
Unearned revenues	21,952	21,979
Deferred tax liability - net	127,596	115,772
Other liabilities	7,581	7,389
Total liabilities	4,944,299	4,428,949
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 284,745,001 and 284,265,041 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,847	2,842
Paid-in capital	5,657,220	5,646,879
Accumulated deficit and distributions in excess of net earnings	(2,487,951)	(2,341,654)
Accumulated other comprehensive loss	(58,468)	(27,279)
Total stockholders’ equity	3,113,648	3,280,788
Noncontrolling interests	31,672	26,217
Total equity	3,145,320	3,307,005
Total liabilities and equity	$8,089,619	$7,735,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rent, storage, and warehouse services	$594,070	$600,387	$1,169,427	$1,198,097
Transportation services	48,097	50,637	92,090	107,490
Third-party managed services	8,581	9,931	18,211	20,348
Total revenues	650,748	660,955	1,279,728	1,325,935
Operating expenses:
Rent, storage, and warehouse services cost of operations	393,065	395,856	771,837	796,435
Transportation services cost of operations	39,355	41,787	76,094	87,118
Third-party managed services cost of operations	6,672	7,829	14,293	16,063
Depreciation and amortization	90,462	89,649	179,444	181,744
Selling, general, and administrative	66,907	59,453	136,142	124,879
Acquisition, cyber incident, and other, net	23,226	3,013	48,640	18,011
Impairment of long-lived assets	5,226	—	5,226	—
Net gain from sale of real estate	(11,760)	—	(11,760)	(3,514)
Total operating expenses	613,153	597,587	1,219,916	1,220,736

Operating Income	37,595	63,368	59,812	105,199

Other income (expense):
Interest expense	(38,245)	(33,180)	(74,362)	(66,610)
Loss on debt extinguishment and termination of derivative instruments	—	(110,682)	—	(115,864)
Loss from investments in partially owned entities	(335)	(1,034)	(1,698)	(1,983)
Other, net	5,775	14,623	7,071	24,149
Income (loss) before income taxes	4,790	(66,905)	(9,177)	(55,109)

Income tax (expense) benefit:
Current income tax	(1,995)	(1,857)	(3,928)	(3,232)
Deferred income tax	(1,245)	4,353	(1,818)	3,734
Total income tax (expense) benefit	(3,240)	2,496	(5,746)	502

Net income (loss)	$1,550	$(64,409)	$(14,923)	$(54,607)
Net income (loss) attributable to noncontrolling interests	11	(300)	(82)	(238)
Net income (loss) attributable to Americold Realty Trust, Inc.	$1,539	$(64,109)	$(14,841)	$(54,369)

Weighted average common stock outstanding – basic	285,604	284,683	285,484	284,664
Weighted average common stock outstanding – diluted	285,794	284,683	285,484	284,664

Net income (loss) per common share - basic	$0.01	$(0.23)	$(0.05)	$(0.19)
Net income (loss) per common share - diluted	$0.01	$(0.23)	$(0.05)	$(0.19)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,550	$(64,409)	$(14,923)	$(54,607)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(49)	(91)	(98)	(104)
Unrealized net loss on foreign currency	(13,213)	(10,624)	(19,061)	(11,205)
Unrealized net (loss) gain on cash flow hedges	(3,194)	936	(12,030)	13,636
Other comprehensive (loss) income - net of tax attributable to Americold Realty Trust, Inc.	(16,456)	(9,779)	(31,189)	2,327
Other comprehensive loss attributable to noncontrolling interests	(119)	(68)	(201)	(17)
Total comprehensive loss	$(15,025)	$(74,256)	$(46,313)	$(52,297)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(16,380)	—	(93)	(16,473)
Other comprehensive loss	—	—	—	—	(14,733)	(82)	(14,815)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,573)	—	(464)	(66,037)
Stock-based compensation expense	—	—	5,175	—	—	3,045	8,220
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	367,887	4	(379)	—	—	—	(375)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Balance - March 31, 2025	284,719,592	$2,847	$5,653,251	$(2,423,607)	$(42,012)	$28,580	$3,219,059
Net income	—	—	—	1,539	—	11	1,550
Other comprehensive loss	—	—	—	—	(16,456)	(119)	(16,575)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,883)	—	(481)	(66,364)
Stock-based compensation expense	—	—	3,869	—	—	3,716	7,585
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	23,788	—	65	—	—	—	65
Conversion of OP units to common stock	1,621	—	35	—	—	(35)	—
Balance - June 30, 2025	284,745,001	$2,847	$5,657,220	$(2,487,951)	$(58,468)	$31,672	$3,145,320

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net income	—	—	—	9,740	—	62	9,802
Other comprehensive income	—	—	—	—	12,106	51	12,157
Distributions on common stock, restricted stock and OP units	—	—	—	(62,743)	—	(233)	(62,976)
Stock-based compensation expense	—	—	4,849	—	—	1,770	6,619
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	276,843	3	(284)	—	—	—	(281)
Common stock issuance related to employee stock purchase plan	58,148	—	1,496	—	—	—	1,496
Balance - March 31, 2024	284,034,111	$2,840	$5,631,968	$(2,048,978)	$(4,534)	$20,108	$3,601,404
Net loss	—	—	—	(64,109)	—	(300)	(64,409)
Other comprehensive loss	—	—	—	—	(9,779)	(68)	(9,847)
Distributions on common stock, restricted stock and OP units	—	—	—	(62,948)	—	(290)	(63,238)
Stock-based compensation expense	—	—	3,771	—	—	2,293	6,064
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	45,026	—	(386)	—	—	—	(386)
Balance - June 30, 2024	284,079,137	$2,840	$5,635,353	$(2,176,035)	$(14,313)	$21,743	$3,469,588

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(14,923)	$(54,607)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	179,444	181,744
Amortization of deferred financing costs and pension withdrawal liability	2,923	2,583
Project Orion deferred costs amortization	6,871	581
Loss on debt extinguishment and termination of derivative instruments	—	115,864
Gain from sale of partially owned entity	(2,420)	—
Loss from investments in partially owned entities	1,698	1,983
Stock-based compensation expense	15,805	12,683
Deferred income tax expense (benefit)	1,818	(3,734)
Provision for doubtful accounts receivable	1,344	1,368
Impairment of long-lived assets	5,226	—
Non-cash operating lease expenses	18,951	21,430
Net gain from sale of real estate	(11,760)	(3,514)
Changes in operating assets and liabilities:
Accounts receivable	26,937	(7,115)
Accounts payable and accrued expenses	(36,265)	14,931
Other assets	(27,006)	(52,566)
Operating lease liabilities	(18,449)	(20,721)
Proceeds from settlement of treasury lock hedge transactions	1,292	—
Other, net	(967)	(12,251)
Net cash provided by operating activities	150,519	198,659

Investing activities:
Additions to property, buildings, and equipment	(290,218)	(109,095)
Business combinations, net of cash acquired	(108,448)	—
Investments in and advances to partially owned entities and other	(19,216)	(9,260)
Proceeds from sale of property, buildings, and equipment	21,581	9,179
Proceeds from sale of investment in partially owned entity	27,471	—
Net cash used in investing activities	(368,830)	(109,176)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(129,632)	(126,185)
Proceeds from stock options exercised	2,293	2,024
Proceeds from employee stock purchase plan	1,577	1,496
Remittance of withholding taxes related to employee stock-based transactions	(2,646)	(2,691)
Proceeds from revolving line of credit	314,735	602,224
Repayment on revolving line of credit	(298,000)	(368,314)
Repayment of sale-leaseback financing obligations	(1,969)	(4,891)
Termination of sale-leaseback financing obligations	—	(190,954)
Repayment of financing lease obligations	(14,854)	(19,905)
Payment of debt issuance costs	(4,186)	—
Proceeds from public senior unsecured notes offering	400,000	—
Net cash provided by (used in) financing activities	267,318	(107,196)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,007	(17,713)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	4,717	1,519
Cash, cash equivalents and restricted cash:
Beginning of period	47,652	60,392
End of period	$101,376	$44,198

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings, and equipment on accrual	$36,178	$29,168
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,215	$1,055
Finance leases	$35,988	$19,609

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$64,650	$63,268
Income taxes paid – net of refunds	$3,986	$3,975
See accompanying Notes to Condensed Consolidated Financial Statements.

Table of Contents
Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of June 30, 2025, we operated 237 warehouses globally, totaling approximately 1.5 billion cubic feet, with 194 warehouses in North America, 24 in Europe, 17 warehouses in Asia-Pacific, and 2 warehouses in South America.
Our business includes three primary business segments: Warehouse, Transportation, and Third-party managed. As of June 30, 2025, we have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
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
Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership (“Americold Realty Operations”), and certain subsidiaries of the Operating Partnership. Further details of this offering are described in Note 9 - Debt to the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year. The Company made the first payment on March 12, 2025.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. Further details of the offering are described in Note 4 - Debt to these Condensed Consolidated Financial Statements.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete, with

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
the exception of the implementation in Europe, within three years from the project’s start date. Since inception, the Company has incurred $193.3 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $81.6 million and $80.5 million as of June 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion in North America and Asia Pacific. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight-line basis over such period. The amortization expense recognized during the three and six months ended June 30, 2025 related to the Project Orion ERP implementation was $4.8 million and $6.9 million, respectively. The amortization expense recognized during the three and six months ended June 30, 2024 related to the Project Orion ERP implementation was not material.
For further information regarding Project Orion, refer to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Related Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in “Net income (loss)” in the Condensed Consolidated Statements of Operations, whereas effects resulting from the translation of financial statements are recognized in “Unrealized net loss on foreign currency” in the Condensed Consolidated Statements of Comprehensive Loss. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates.
For the three months ended June 30, 2025 and 2024, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a gain of $0.2 million and of $11.3 million, respectively.

For the six months ended June 30, 2025, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was immaterial. For the six months ended June 30, 2024, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a gain of $10.9 million.

The amount recognized for the three and six months ended June 30, 2024 includes an adjustment related to our net investment hedges further described in Note 5 - Derivative Financial Instruments to these Condensed Consolidated Financial Statements.

For the three months ended June 30, 2025 and 2024, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net loss on foreign currency” was a loss of $13.2 million and of $10.6 million, respectively.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the six months ended June 30, 2025 and 2024, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net loss on foreign currency” was a loss of $19.1 million and of $11.2 million, respectively.
Sale of SuperFrio Joint Venture
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. This sale resulted in the recognition of a net $2.4 million gain for the three months ended June 30, 2025, which was recognized within “Other, net” on the Condensed Consolidated Statements of Operations. The gain is net of a $2.4 million loss related to the reclassification of foreign currency translation adjustments previously recorded in Other comprehensive (loss) income - net of tax. As the proceeds associated with this transaction were required to be held by our Brazilian subsidiary until July of 2025, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 which required the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million.
Loss on Debt Extinguishment
During the six months ended June 30, 2024, the Company purchased eleven facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $191.0 million. Total cash outflows related to these purchases are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.
These purchases resulted in the recognition of a $110.4 million loss and a $115.1 million loss for the three and six months ended June 30, 2024, respectively, recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.
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
In July 2025, the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendment provides a practical expedient for estimating expected credit losses on certain current accounts receivable and contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” Under the practical expedient, entities may assume that current conditions as of the balance sheet date will remain unchanged over the remaining life of the asset when developing reasonable and supportable forecasts. The Company is currently evaluating the provisions of ASU 2025-05 but does not expect the adoption to have a material impact on its Consolidated Financial Statements or related footnotes.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
2. Business Combinations
Houston Warehouse Acquisition
On March 17, 2025, the Company completed the acquisition of one temperature-controlled storage facility, and the related operations, located in Baytown, TX (the “Houston acquisition”), for total cash consideration of $108.4 million. The preliminary fair values of the assets acquired related to the consideration transferred primarily included $70.7 million of property, buildings and equipment and $37.9 million of goodwill, all allocated to the Warehouse segment. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including additional storage capacity that enabled the efficient transfer of customer product from an existing facility to this newly acquired site. This transfer optimizes the use of the original location and created the space to support a new fixed commitment retail contract. The goodwill associated with the acquisition is fully deductible for federal income tax purposes.
The fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, third party valuation specialist, as well as other information compiled by management and the books and records for the Houston acquisition. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Acquisition, Cyber Incident, and Other, Net
The components of the charges and credits included in “Acquisition, cyber incident, and other, net” in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
Acquisition, cyber incident, and other, net	(In thousands)
Project Orion expenses	$13,631	$11,984	$23,859	$19,798
Other, net	3,971	(462)	6,461	(833)
Closed site costs, excluding severance	3,370	303	10,985	1,744
Severance costs	1,264	727	1,860	3,120
Acquisition and integration related costs	528	1,345	3,345	2,351
Cyber incident related costs, net of insurance recoveries	462	(10,884)	2,130	(8,169)
Total acquisition, cyber incident, and other, net	$23,226	$3,013	$48,640	$18,011
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs. Project Orion is an investment in and transformation of our technology systems, business processes and customer solutions. The first phase of the project was deployed during the three months ended June 30, 2024. Refer to Note 1 - General to these Condensed Consolidated Financial Statements for further details.
Other, net includes stock compensation expense associated with non-routine employee awards, costs and settlements related to litigation, certain software implementation expenses and professional and consulting fees for strategic projects.
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
Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives, reorganizations, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses.
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
4. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Senior Unsecured Notes	$2,733,611	$2,226,524
Senior Unsecured Term Loans	828,706	818,820
Senior Unsecured Revolving Credit Facility	293,570	255,052
Total principal amount of indebtedness	3,855,887	3,300,396
Less: unamortized deferred financing costs	(17,486)	(13,882)
Total indebtedness, net of deferred financing costs	$3,838,401	$3,286,514
On April 3, 2025, pursuant to the Registration Statement further described in Note 1 - General to these Condensed Consolidated Financial Statements, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s Public 5.600% Notes due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, and certain subsidiaries of the Operating Partnership. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025. The proceeds from the issuance of the Public 5.600% Notes were used to repay a portion of borrowings previously outstanding.
In connection with the Public 5.600% Notes issuance in April 2025, we executed three treasury lock hedge transactions in March of 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million public debt offering. The treasury locks were tied to $300.0 million of the principal and secured a treasury yield range of 4.0957% to 4.0985%. The transactions settled on March 25, 2025, when the notes were priced, and included proceeds of $1.3 million, which were recognized as a gain within "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets as of June 30, 2025. These amounts are amortized on a straight-line basis as a decrease to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025.
In connection with the issuance of the Public 5.600% Notes, we incurred approximately $4.2 million of debt issuance costs. Additionally, the notes were priced at 99.862% of the principal amount which resulted in a discount amount of $0.6 million. The total of debt issuance costs incurred, including the discount, was approximately $4.8 million. The unamortized balance of the debt issuance costs and discount are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the Condensed Consolidated Balance Sheets and totaled $4.6 million as of June 30, 2025. These costs are amortized to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025, using the effective interest method.
The Public 5.600% Notes may be redeemed at the option of the Company. Prior to March 15, 2032, the Public 5.600% Notes may be redeemed at our option, in whole or in part, at any time and from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the Public 5.600% Notes being redeemed, or (ii) a make-whole premium calculated in accordance with the indenture, plus, in either case, unpaid interest accrued thereon to, but excluding the

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
redemption date. On or after March 15, 2032, the Public 5.600% Notes may be redeemed at our option, in whole or in part, at any time and from time to time, at a redemption price in cash equal to 100% of the principal amount of the Public 5.600% Notes to be redeemed, plus any unpaid interest accrued thereon to, but excluding, the redemption date.
The Public 5.600% Notes require that we maintain at all times a minimum maintenance of total unencumbered assets value of not less than 150% of the aggregate principal amount of all outstanding unsecured debt of the Company, the Operating Partnership and their respective subsidiaries on a consolidated basis. The Public 5.600% Notes also contain certain financial covenants required on a quarterly or occurrence basis, as defined in the offering prospectus, including:
•a maximum total indebtedness to total assets ratio of less than 0.60 to 1.00;
•a maximum total secured indebtedness to total assets ratio of less than 0.40 to 1.00; and
•a minimum interest coverage ratio of not less than 1.50 to 1.00.
The indenture governing the Public 5.600% Notes contains additional covenants customary for similar offerings, including, without limitation, that any subsidiary which becomes a co-borrower, guarantor or otherwise becomes obligated under our Senior Unsecured Term Loans or Senior Unsecured Revolving Credit Facility must also fully and unconditionally guarantee the Public 5.600% Notes.
The following table provides additional details of our Senior Unsecured Notes as of June 30, 2025 and December 31, 2024:

			June 30, 2025		December 31, 2024
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	471,259	€400,000	414,146
Private Series E Notes	01/2033	1.65%	€350,000	412,352	€350,000	362,378
Public 5.600% Notes	05/2032	5.60%	$400,000	400,000	$—	—
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,733,611		$2,226,524
The following table provides additional details of our Senior Unsecured Term Loans as of June 30, 2025 and December 31, 2024:

		June 30, 2025				December 31, 2024
	Stated Maturity Date(1)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
Tranche A-1	08/2026	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.94%		$375,000	$375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	183,706	CORRA + 0.94%	C$	250,000	173,820
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loans					$828,706				$818,820
(1)The terms of the debt agreement for Tranche A-1 include an option for two twelve-month extensions past the original contractual maturity date in August of 2025. In June 2025, the Company exercised the first twelve-month extension, which extended the maturity date to August of 2026. The Company retains the right to exercise the second twelve-month extension to extend the maturity date to August of 2027.
(2)SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%). Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides additional details of our Senior Unsecured Revolving Credit Facility as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Denomination of Draw	(In thousands, except percentages)
U.S. dollar	SOFR + 0.84%		$—	$—	SOFR + 0.84%		$14,000	$14,000
Australian dollar	BBSW + 0.84%	A$	207,500	136,545	BBSW + 0.84%	A$	197,000	121,908
Canadian dollar	CORRA + 0.84%	C$	65,000	47,764	CORRA + 0.84%	C$	35,000	24,335
Euro	EURIBOR + 0.84%		€70,500	83,059	EURIBOR + 0.84%		€70,500	72,993
New Zealand dollar	BKBM + 0.84%	NZ$	43,000	26,202	BKBM + 0.84%	NZ$	39,000	21,816
Total Senior Unsecured Revolving Credit Facility(2)				$293,570				$255,052
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
As of June 30, 2025, we were in compliance with all debt covenants.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments

As of June 30, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. As of December 31, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.

During the three months ended June 30, 2024, the Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in its United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million, previously classified within “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets, was recorded as a gain from removal of hedge designation within “Other, net” on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024. The Company determined that the impacts of this adjustment were immaterial to the prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the three months ended June 30, 2024.
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
The following table includes the key provisions of the Company’s interest rate swap agreements as of June 30, 2025 and December 31, 2024:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of June 30, 2025	Liability Fair Value as of June 30, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$1,510	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	160
$270 million	3.05%	11/01/2022	12/31/2027	2,146	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,655
			Total	$3,656	$3,815

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2024	Liability Fair Value as of December 31, 2024
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$4,651	$—
$175 million	3.47%	11/30/2022	7/30/2027	2,265	—
$270 million	3.05%	11/01/2022	12/31/2027	7,225	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,021
			Total	$14,141	$3,021
The Company is also subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loans to certain international subsidiaries. To manage this risk, the Company periodically enters into cross-currency swap agreements. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed foreign currency amounts over the life of the intercompany loan. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in foreign exchange rates. At June 30, 2025 and December 31, 2024, the Company’s outstanding intercompany loan balance with its Australian subsidiary of A$153.5 million was hedged under a cross-currency swap agreement.
In connection with the issuance of the Public 5.600% Notes in April 2025, the Company executed three treasury lock hedge transactions (“treasury locks”) in March 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million issuance. Further details of both the public debt offering and related treasury locks are described in Note 4 - Debt to these Condensed Consolidated Financial Statements.
As described in Note 1 - General, in March 2025, in connection with the sale of the SuperFrio joint venture which occurred on April 30, 2025, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 which required the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million. The fair value of the foreign currency exchange forward was a $1.6 million liability as of June 30, 2025, which is presented within “Foreign currency exchange forwards” in the fair value table below, and was recognized within “Unrealized net loss on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.

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
The following table presents the fair value of the Company’s designated derivative financial instruments as of June 30, 2025 and December 31, 2024:

	Derivative Assets		Derivative Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In thousands)
Designated derivatives
Foreign exchange contracts	$9,489	$15,727	$—	$—
Foreign currency exchange forwards	—	—	1,598	—
Interest rate contracts	3,656	14,141	3,815	3,021
Total fair value of derivatives	$13,145	$29,868	$5,413	$3,021
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net (loss) gain on cash flow hedges” on the accompanying Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $3.0 million (inclusive of the treasury locks) will be reclassified as a decrease to “Interest expense”.
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, including the impacts to Accumulated other comprehensive loss (“AOCI”):

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications

	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024		2025	2024
	(In thousands)			(In thousands)
Interest rate swaps	$(1,306)	$4,273	Interest expense	$1,653	$4,288
			Loss on debt extinguishment and termination of derivative instruments(1)	—	(324)
Treasury locks			Interest expense	45	—
Foreign currency exchange forwards	(1,598)	—
Cross-currency swap	(5,266)	(1,698)	Foreign currency exchange loss, net	(5,126)	(2,387)
			Interest expense	50	62
Total designated derivative financial instruments	$(8,170)	$2,575		$(3,378)	$1,639
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

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications

	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
	(In thousands)			(In thousands)
Interest rate swaps	$(7,827)	$21,479	Interest expense	$3,452	$8,663
			Loss on debt extinguishment and termination of derivative instruments(1)	—	(748)
Treasury locks	1,292	—	Interest expense	45	—
Foreign currency exchange forwards	(1,598)	—
Cross-currency swap	(7,806)	2,134	Foreign currency exchange (loss) gain, net	(6,021)	1,855
			Interest expense	213	207
Total designated derivative financial instruments	$(15,939)	$23,613		$(2,311)	$9,977
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company’s derivatives are subject to master netting agreements. The impacts from offsetting were immaterial as of June 30, 2025 and there were no impacts from offsetting as of December 31, 2024.
As of June 30, 2025 and December 31, 2024, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
6. Fair Value Measurements
As of June 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of the instruments.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	June 30, 2025	December 31, 2024
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap assets	Level 2	$3,656	$14,141
Interest rate swap liabilities	Level 2	$3,815	$3,021
Cross-currency swap assets	Level 2	$9,489	$15,727
Foreign exchange forward liability	Level 2	$1,598	$—

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$4,000	$25,394

Disclosed at fair value:
Public 5.600% Notes(1)	Level 2	$399,312	$—
Public 5.409% Notes(1)	Level 2	$487,185	$478,950
Senior Unsecured Notes (excluding Public 5.600% Notes and Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$2,833,113	$2,660,494
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 4 - Debt to these Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
7. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and six months ended June 30, 2025 and 2024, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 - Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. We are currently assessing its impact on our Condensed Consolidated Financial Statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the three and six months ended June 30, 2025.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of June 30, 2025 and December 31, 2024 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of June 30, 2025 and December 31, 2024.
Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2025 and December 31, 2024. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(42,012)	$(4,534)	$(27,279)	$(16,640)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$849	$370	$898	$383
Loss arising during period	(49)	(91)	(98)	(104)
Net loss on pension and other postretirement benefit	(49)	(91)	(98)	(104)
Balance at end of period, net of tax	$800	$279	$800	$279
Foreign currency:
Balance at beginning of period, net of tax	$(51,876)	$(32,168)	$(46,028)	$(31,587)
Cumulative translation adjustment	71,771	262	105,264	27,115
Non-derivative net investment hedges(1)	(85,758)	(10,886)	(125,099)	(38,320)
Derivative net investment hedge(1)	(1,598)	—	(1,598)	—
Reclassification of CTA to earnings upon sale of partially owned entity	2,372	—	2,372	—
Net loss on foreign currency translation	(13,213)	(10,624)	(19,061)	(11,205)
Balance at end of period, net of tax	$(65,089)	$(42,792)	$(65,089)	$(42,792)
Designated derivatives:
Balance at beginning of period, net of tax	$9,015	$27,264	$17,851	$14,564
Cash flow hedge derivatives(1)	(6,572)	2,575	(14,341)	23,613
Net amount reclassified from AOCI to net income (loss)(1)	3,378	(1,639)	2,311	(9,977)
Net (loss) gain on designated derivatives	(3,194)	936	(12,030)	13,636
Balance at end of period, net of tax	$5,821	$28,200	$5,821	$28,200
Closing balance - accumulated other comprehensive loss	$(58,468)	$(14,313)	$(58,468)	$(14,313)
(1)Refer to Note 5 - Derivative Financial Instruments for details of our derivative and designated non-derivative financial instruments, including the classification on the Condensed Consolidated Statements of Operations for items reclassified from AOCI to Net income (loss).
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
The accounting policies used in the preparation of our reportable segments financial information are the same as those used in the preparation of our Condensed Consolidated Financial Statements. Our chief operating decision maker is our Chief Executive Officer, who uses segment contribution to evaluate segment performance and to allocate resources.
Segment contribution metrics help investors understand revenues, costs, and earnings among service types. Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate Selling, general, and administrative expense; Acquisition, cyber incident, and other, net; Impairment of long-lived assets; Net gain from sale of real estate and all components of non-operating other income and expense.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to Income (loss) before income taxes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Segment revenues:
Warehouse	$594,070	$600,387	$1,169,427	$1,198,097
Transportation	48,097	50,637	92,090	107,490
Third-party managed	8,581	9,931	18,211	20,348
Total revenues	650,748	660,955	1,279,728	1,325,935

Significant Segment Expenses:
Warehouse:
Power	35,544	37,082	67,253	70,415
Other facilities costs	59,675	62,385	117,225	127,980
Labor	248,241	245,626	489,153	493,799
Other services costs	49,605	50,763	98,206	104,241
Total Warehouse Cost of Operations	393,065	395,856	771,837	796,435

Transportation services cost of operations	39,355	41,787	76,094	87,118
Third-party managed services cost of operations	6,672	7,829	14,293	16,063
Total segment expenses	$439,092	$445,472	$862,224	$899,616

Segment contribution:
Warehouse	201,005	204,531	397,590	401,662
Transportation	8,742	8,850	15,996	20,372
Third-party managed	1,909	2,102	3,918	4,285
Total segment contribution	211,656	215,483	417,504	426,319

Depreciation and amortization expense	(90,462)	(89,649)	(179,444)	(181,744)
Selling, general, and administrative expense	(66,907)	(59,453)	(136,142)	(124,879)
Acquisition, cyber incident, and other, net	(23,226)	(3,013)	(48,640)	(18,011)
Impairment of long-lived assets	(5,226)	—	(5,226)	—
Net gain from sale of real estate	11,760	—	11,760	3,514
Interest expense	(38,245)	(33,180)	(74,362)	(66,610)
Loss on debt extinguishment and termination of derivative instruments	—	(110,682)	—	(115,864)
Loss from investments in partially owned entities	(335)	(1,034)	(1,698)	(1,983)
Other, net	5,775	14,623	7,071	24,149
Income (loss) before income taxes	$4,790	$(66,905)	$(9,177)	$(55,109)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
11. Earnings/Loss per Common Share
Basic income (loss) per share and Diluted income (loss) per share are calculated by dividing the Net income (loss) attributable to common stockholders by the basic and diluted weighted-average common stock outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings/loss per common share because it distributes non-forfeitable dividend equivalents on restricted stock units and Operating Partnership units granted to certain associates and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and Operating Partnership units are unvested.
A reconciliation of the basic and diluted weighted-average common stock outstanding for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Weighted average common stock outstanding – basic	285,604	284,683	285,484	284,664
Dilutive effect of stock-based awards	190	—	—	—
Weighted average common stock outstanding – diluted	285,794	284,683	285,484	284,664
For the three months ended June 30, 2025, potential common stock under the treasury stock method and the if-converted method was dilutive because the Company reported net income for the period. For the three months ended June 30, 2024 and the six months ended June 30, 2025 and 2024, potential common stock under the treasury stock method and the if-converted method was antidilutive because the Company reported a net loss for the period. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those respective periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024(1)	2025	2024(1)
	(In thousands)
Employee stock options	—	56	34	60
Restricted stock units	1,028	806	817	508
OP units	523	407	343	247
Total	1,551	1,269	1,194	815
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Revenue from Contracts with Customers
Disaggregated Revenues
The following tables represent a disaggregation of revenues from contracts with customers for the three and six month ended June 30, 2025 and 2024 by segment and geographic region:

	Three Months Ended June 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$201,585	$18,995	$18,521	$2,022	$241,123
Warehouse services	269,952	26,661	39,313	1,412	337,338
Transportation	22,917	11,921	12,540	719	48,097
Third-party managed	2,395	—	6,186	—	8,581
Total revenues (1)	496,849	57,577	76,560	4,153	635,139
Lease revenues (2)	14,063	929	617	—	15,609
Total revenues	$510,912	$58,506	$77,177	$4,153	$650,748

	Three Months Ended June 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$213,562	$18,381	$18,301	$2,065	$252,309
Warehouse services	272,698	25,213	33,366	1,439	332,716
Transportation	24,831	15,608	9,531	667	50,637
Third-party managed	4,148	—	5,783	—	9,931
Total revenues (1)	515,239	59,202	66,981	4,171	645,593
Lease revenues (2)	12,668	1,229	1,465	—	15,362
Total revenues	$527,907	$60,431	$68,446	$4,171	$660,955
(1)Revenues are within the scope of ASC 606: Revenue from Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842: Leases.

	Six Months Ended June 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$403,599	$36,557	$36,353	$3,913	$480,422
Warehouse services	530,101	50,749	74,401	2,865	658,116
Transportation	46,347	22,561	21,717	1,465	92,090
Third-party managed	6,039	—	12,172	—	18,211
Total revenues (1)	986,086	109,867	144,643	8,243	1,248,839
Lease revenues (2)	28,080	1,800	1,009	—	30,889
Total revenues	$1,014,166	$111,667	$145,652	$8,243	$1,279,728

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$430,957	$36,245	$37,363	$3,577	$508,142
Warehouse services	540,486	50,201	67,856	2,459	661,002
Transportation	57,726	30,504	18,089	1,171	107,490
Third-party managed	8,586	—	11,762	—	20,348
Total revenues (1)	1,037,755	116,950	135,070	7,207	1,296,982
Lease revenues (2)	24,745	2,743	1,465	—	28,953
Total revenues	$1,062,500	$119,693	$136,535	$7,207	$1,325,935
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
As of June 30, 2025, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 14% of these remaining performance obligations as revenue in 2025, and the remaining 86% to be recognized over a weighted average period of 14.5 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2025, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $358.2 million and $381.0 million as of June 30, 2025 and December 31, 2024, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $22.0 million as of both June 30, 2025 and December 31, 2024. Substantially all revenues that were included in the contract liability balances at the beginning of 2025 have been recognized as of June 30, 2025, and represent revenues from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.
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
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of June 30, 2025, we operated 237 warehouses globally, totaling approximately 1.5 billion cubic feet, with 194 warehouses in North America, 24 in Europe, 17 warehouses in Asia-Pacific, and 2 warehouses in South America.
Our business includes three primary business segments: Warehouse, Transportation, and Third-party managed. As of June 30, 2025, we have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
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
Key Factors Affecting Our Business and Financial Results
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete, with the exception of the implementation in Europe, within three years from the project’s start date. Since inception, the Company has incurred $193.3 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $81.6 million and $80.5 million as of June 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion in North America and Asia Pacific. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as implementations of ERP systems and certain related software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing the costs associated with the ERP implementation on a straight-line basis over such period. The amortization expense recognized during the three and six months ended June 30, 2025 related to the Project Orion ERP implementation was $4.8 million and $6.9 million, respectively. The amortization expense recognized during the three and six months ended June 30, 2024 related to the Project Orion ERP implementation was not material.
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
Sale of SuperFrio Joint Venture
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. This sale resulted in the recognition of a net $2.4 million gain for the three months ended June 30, 2025, which was recognized within “Other, net” on the Condensed Consolidated Statements of Operations. The gain is net of a $2.4 million loss related to the reclassification of foreign currency translation adjustments previously recorded in Other comprehensive (loss) income - net of tax. As the proceeds associated with this transaction were required to be held by our Brazilian subsidiary until July of 2025, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 which required the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million.
Gain From Sale of Real Estate Assets
The Company continues to proactively optimize its real estate portfolio by actively marketing and selling idle or non-accretive facilities. During the three months ended June 30, 2025, the Company finalized the sale of three facilities for total proceeds of $20.4M and a total gain of $11.8M which is recognized within “Net gain from sale of real estate” on the Condensed Consolidated Statements of Operations.
Loss on Debt Extinguishment
During the six months ended June 30, 2024, the Company purchased eleven facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations for total consideration of $191.0 million. Total cash outflows related to these purchases are included within “Termination of sale-leaseback financing obligations” on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024.
These purchases resulted in the recognition of a $110.4 million loss and a $115.1 million loss for the three and six months ended June 30, 2024, respectively, recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.

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
•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative; corporate-level Acquisition, cyber incident, and other, net, Impairment of long-lived assets, Net gain from sale of real estate, and all components of Other income (expense).

•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as transportation segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, Impairment of long-lived assets, Net gain from sale of real estate and all components of Other income (expense).
•Third-Party Managed contribution NOI is calculated as third-party managed segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, Impairment of long-lived assets, Net gain from sale of real estate and all components of Other income (expense).
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

The following table shows the number of same store and non-same store warehouses in our portfolio as of June 30, 2025. The non-same store count in the table below includes the impact of sites sold or otherwise disposed during the period presented.

Warehouse site count	As of June 30, 2025
Total Warehouses	237
Same Store Warehouses	223
Non-Same Store Warehouses (1)	11
Third-Party Managed Warehouses	3
(1) As of June 30, 2025, the non-same store facility count consists of: 6 facilities where the executive leadership team has approved exits in the current year (4 of which are leased facilities and 2 of which are owned facilities and the Company is in pursuit to sell), 4 sites in the expansion and development phase, and 1 facility that we purchased in 2025. As of June 30, 2025, there are 4 sites in the development and expansion phase.
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
Impairment of long-lived assets represents the impairment of certain long-lived assets whose values are considered unrecoverable.
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

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2025 and 2024
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$256,732	$256,861	$267,671	(4.1)%	(4.0)%
Warehouse services	337,338	337,527	332,716	1.4%	1.4%
Total revenues	$594,070	$594,388	$600,387	(1.1)%	(1.0)%
Global Warehouse cost of operations:
Power	35,544	35,500	37,082	(4.1)%	(4.3)%
Other facilities costs(2)	59,675	59,739	62,385	(4.3)%	(4.2)%
Labor	248,241	248,573	245,626	1.1%	1.2%
Other services costs(3)	49,605	49,533	50,763	(2.3)%	(2.4)%
Total warehouse segment cost of operations	$393,065	$393,345	$395,856	(0.7)%	(0.6)%

Global Warehouse contribution (NOI)	$201,005	$201,043	$204,531	(1.7)%	(1.7)%
Rent and storage contribution (NOI)	$161,513	$161,622	$168,204	(4.0)%	(3.9)%
Services contribution (NOI)	$39,492	$39,421	$36,327	8.7%	8.5%
Global Warehouse margin	33.8%	33.8%	34.1%	-30 bps	-30 bps
Rent and storage margin	62.9%	62.9%	62.8%	10 bps	10 bps
Warehouse services margin	11.7%	11.7%	10.9%	80 bps	80 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,057	n/a	4,311	(5.9)%	n/a
Average physical occupied pallets	3,454	n/a	3,740	(7.6)%	n/a
Average physical pallet positions	5,499	n/a	5,519	(0.4)%	n/a
Economic occupancy percentage	73.8%	n/a	78.1%	-430 bps	n/a
Physical occupancy percentage	62.8%	n/a	67.8%	-500 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$63.28	$63.31	$62.09	1.9%	2.0%
Total rent and storage revenues per average physical occupied pallet	$74.33	$74.37	$71.57	3.9%	3.9%
Global Warehouse services metrics:
Throughput pallets	8,784	n/a	9,024	(2.7)%	n/a
Total warehouse services revenues per throughput pallet	$38.40	$38.43	$36.87	4.1%	4.2%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $7.4 million and $9.2 million, on an actual basis, for the three months ended June 30, 2025 and 2024, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.4 million and $3.0 million, on an actual basis, for the three months ended June 30, 2025 and 2024, respectively.
n/a - not applicable

On a constant currency basis, our warehouse segment revenues decreased $6.0 million, or 1.0%, during the three months ended June 30, 2025, as compared to the same period in the prior year. This decrease was driven by the $8.5 million decrease in revenues in our same store pool, partially offset by the $2.5 million increase in revenues in our non-same store pool, both on a constant currency basis, due to factors further discussed in the same store and non-same store discussions below.
On a constant currency basis, our warehouse segment cost of operations decreased $2.5 million, or 0.6%, during the three months ended June 30, 2025, as compared to the same period of the prior year. This is primarily driven by a decrease of $2.7 million in our non-same store pool, partially offset by an increase of $0.2 million in our same store pool, both on a constant currency basis. The decrease in the non-same store pool is primarily related to the decision to close certain facilities in the non-same store portfolio. The decision to close these facilities resulted in lower operating expenses during the three months ended June 30, 2025 as compared to the same period in the prior year.
On a constant currency basis, warehouse segment NOI decreased 1.7% during the three months ended June 30, 2025, as compared to the same period of the prior year. This is primarily due to decreased NOI in our same store pool of $8.7 million, on a constant currency basis, due to factors discussed below related to the same store warehouse performance. This was partially offset by increased NOI in our non-same store pool of $5.3 million, on a constant currency basis, due primarily to the factors described above.

Same Store and Non-Same Store Results
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of same store warehouses	223		223
	(Dollars and units in thousands, except per pallet data)
Same store revenues:
Rent and storage	$247,212	$247,335	$259,427	(4.7)%	(4.7)%
Warehouse services	325,882	326,010	322,446	1.1%	1.1%
Total same store revenues	$573,094	$573,345	$581,873	(1.5)%	(1.5)%
Same store cost of operations:
Power	34,106	34,059	35,379	(3.6)%	(3.7)%
Other facilities costs	57,262	57,320	56,025	2.2%	2.3%
Labor	237,173	237,455	235,609	0.7%	0.8%
Other services costs	45,327	45,250	46,857	(3.3)%	(3.4)%
Total same store cost of operations	$373,868	$374,084	$373,870	—%	0.1%

Same store contribution (NOI)	$199,226	$199,261	$208,003	(4.2)%	(4.2)%
Same store rent and storage contribution (NOI)	$155,844	$155,956	$168,023	(7.2)%	(7.2)%
Same store services contribution (NOI)	$43,382	$43,305	$39,980	8.5%	8.3%
Same store margin	34.8%	34.8%	35.7%	-90 bps	-90 bps
Same store rent and storage margin	63.0%	63.1%	64.8%	-180 bps	-170 bps
Same store services margin	13.3%	13.3%	12.4%	90 bps	90 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,972	n/a	4,203	(5.5)%	n/a
Average physical occupied pallets	3,387	n/a	3,637	(6.9)%	n/a
Average physical pallet positions	5,263	n/a	5,278	(0.3)%	n/a
Economic occupancy percentage	75.5%	n/a	79.6%	-410 bps	n/a
Physical occupancy percentage	64.4%	n/a	68.9%	-450 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$62.24	$62.27	$61.72	0.8%	0.9%
Same store rent and storage revenues per average physical occupied pallet	$72.99	$73.02	$71.33	2.3%	2.4%
Same store services metrics:
Throughput pallets	8,577	n/a	8,819	(2.7)%	n/a
Same store warehouse services revenues per throughput pallet	$37.99	$38.01	$36.56	3.9%	4.0%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
Same store rent and storage revenues decreased by $12.1 million, on a constant currency basis, primarily due to a decrease in economic occupancy of 410 basis points. This decrease in revenues associated with the decline in economic occupancy was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 0.9% during the three months ended June 30, 2025, as compared to the same period in the prior year. The overall decrease in economic occupancy was due to a combination of factors, including the lapping of a counter cyclical inventory build by our customers in the prior year, recent regulatory shifts, and a competitive and inflationary environment, all impacting consumer buying habits and the related food production levels.
Same store services revenues increased $3.6 million on a constant currency basis, primarily due to general rate increases. Specifically, our constant currency same store warehouse services revenues per throughput pallet increased 4.0% during the three months ended June 30, 2025, as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 2.7%.
Same store costs of operations increased by $0.2 million, on a constant currency basis, primarily driven by higher labor and other facilities costs, partially offset by lower other services costs and lower power costs.

	Three Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of non-same store warehouses	11		12
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues:
Rent and storage	$9,520	$9,526	$8,244	n/r	n/r
Warehouse services	11,456	11,517	10,270	n/r	n/r
Total non-same store revenues	$20,976	$21,043	$18,514	n/r	n/r
Non-same store cost of operations:
Power	1,438	1,441	1,703	n/r	n/r
Other facilities costs	2,413	2,419	6,360	n/r	n/r
Labor	11,068	11,118	10,017	n/r	n/r
Other services costs	4,278	4,283	3,906	n/r	n/r
Total non-same store cost of operations	$19,197	$19,261	$21,986	n/r	n/r

Non-same store contribution (NOI)	$1,779	$1,782	$(3,472)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$5,669	$5,666	$181	n/r	n/r
Non-same store services contribution (NOI)	$(3,890)	$(3,884)	$(3,653)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	85	n/a	108	n/r	n/a
Average physical occupied pallets	67	n/a	103	n/r	n/a
Average physical pallet positions	236	n/a	241	n/r	n/a
Economic occupancy percentage	36.0%	n/a	44.8%	n/r	n/a
Physical occupancy percentage	28.4%	n/a	42.7%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$112.00	$112.07	$76.33	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$142.09	$142.18	$80.04	n/r	n/r
Non-same store services metrics:
Throughput pallets	207	n/a	205	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$55.34	$55.64	$50.10	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$48,097	$48,010	$50,637	(5.0)%	(5.2)%
Transportation services cost of operations	39,355	39,279	41,787	(5.8)%	(6.0)%
Transportation segment contribution (NOI)	$8,742	$8,731	$8,850	(1.2)%	(1.3)%

Transportation margin	18.2%	18.2%	17.5%	70 bps	71 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $2.6 million, or 5.2%, as compared to the same period in the prior year. The decrease was primarily due to overall lower volumes driven by softening transportation demand in the current macro-economic environment coupled with certain customer exits and site exits.
On a constant currency basis, transportation cost of operations decreased $2.5 million, or 6.0%, as compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of managed sites	3		4
	(Dollars in thousands)
Third-party managed services	$8,581	$8,760	$9,931	(13.6)%	(11.8)%
Third-party managed services cost of operations	6,672	6,803	7,829	(14.8)%	(13.1)%
Third-party managed segment contribution (NOI)	$1,909	$1,957	$2,102	(9.2)%	(6.9)%

Third-party managed margin	22.2%	22.3%	21.2%	108 bps	117 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, third-party managed revenues decreased $1.2 million, or 11.8%, as compared to the same period in the prior year. The decrease is due to the ceased operations of certain third-party managed sites, one of which ceased during the three months ended June 30, 2024 and another during the three months ended March 31, 2025.

On a constant currency basis, third-party managed cost of operations decreased $1.0 million, or 13.1%, as compared to the same period in the prior year due to the factors noted above.
On a constant currency basis, third-party managed segment contribution (NOI) decreased $0.1 million, or 6.9% as compared to the same period in the prior year due to the factors noted above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change
	2025	2024	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$90,462	$89,649	$813	0.9%
Selling, general, and administrative	$66,907	$59,453	$7,454	12.5%
Acquisition, cyber incident, and other, net	$23,226	$3,013	$20,213	n/r
Impairment of long-lived assets	$5,226	$—	$5,226	n/r
Net gain from sale of real estate	$(11,760)	$—	$(11,760)	n/r
n/r - not relevant
Selling, general, and administrative. During the three months ended June 30, 2025, corporate-level selling, general, and administrative expenses increased $7.5 million, or 12.5%, compared to the same period in the prior year. This increase was primarily driven by the go-live of Project Orion in North America and Asia Pacific (Phase 1) during the three months ended June 30, 2024, which resulted in higher software related expenses (primarily software license fees and deferred cost amortization).
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident, and other, net include the following:

	Three Months Ended June 30,		Change
	2025	2024(1)	$	%
Acquisition, cyber incident, and other, net:	(In thousands)
Project Orion expenses	$13,631	$11,984	$1,647	13.7%
Other, net	3,971	(462)	4,433	n/r
Closed site costs, excluding severance	3,370	303	3,067	n/r
Severance costs	1,264	727	537	73.9%
Acquisition and integration related costs	528	1,345	(817)	(60.7)%
Cyber incident related costs, net of insurance recoveries	462	(10,884)	11,346	n/r
Total acquisition, cyber incident, and other, net	$23,226	$3,013	$20,213	n/r
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
n/r - not relevant
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs increased by $1.6 million compared to the same period in the prior year primarily due to increased contract labor, professional fees, and other non-capitalizable integration related costs.
Other, net for the three months ended June 30, 2025 includes stock compensation expense associated with non-routine employee awards and software implementation expenses and professional and consulting fees for strategic projects. Other, net for the three months ended June 30, 2024 included $0.5 million related to a litigation adjustment.
Closed site costs, excluding severance, include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses, but do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs. These costs have increased $3.1 million compared to the same period in the prior year primarily driven by increased expenses for recently closed operations and certain assets classified as held for sale.
Cyber incident related costs, net of insurance recoveries, increased $11.3 million primarily due to the $10.0 million payment received during the three months ended June 30, 2024 for business interruption insurance, which is further described in our 2024 Annual Report on Form 10-K.
Impairment of long-lived assets. During the three months ended June 30, 2025, the Company recorded impairment charges of $5.2 million primarily related to the exit or anticipated exit of certain warehouse operations.
Net gain from sale of real estate. During the three months ended June 30, 2025, the Company recorded a net gain on real estate of $11.8 million related to the strategic sale of two facilities in the United States and one facility in Europe.
Other Income and Expense
The following table presents items of other income and expense for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(In thousands)
Interest expense	$38,245	$33,180	$5,065	15.3%
Loss on debt extinguishment and termination of derivative instruments	$—	$110,682	$(110,682)	n/r
Loss from investments in partially owned entities	$335	$1,034	$(699)	(67.6)%
Other, net	$5,775	$14,623	$(8,848)	n/r
n/r - not relevant
Interest expense. Interest expense increased $5.1 million, or 15.3%, as compared to the three months ended June 30, 2024. This was primarily due to an overall increase in outstanding debt, most notably the issuance of our $500.0 million Public 5.409% Notes during the three months ended September 30, 2024 and the issuance of our $400.0 million Public 5.600% Notes during the three months ended June 30, 2025 .

Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments decreased $110.7 million as compared to the three months ended June 30, 2024. This is primarily related to the purchase of nine facilities accounted for as failed sale-leaseback transactions, resulting in a loss on debt extinguishment of $110.4 million during the three months ended June 30, 2024.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased $0.7 million as compared to the three months ended June 30, 2024 due to the Company’s sale of its equity interest in the SuperFrio joint venture in April 2025.
Other, net. Other, net was a benefit of $5.8 million for the three months ended June 30, 2025, as compared to a benefit of $14.6 million for the three months ended June 30, 2024. The benefit during the three months ended June 30, 2025 included a $2.4 million gain from the sale of the SuperFrio joint venture further described in Note 1 - General to these Condensed Consolidated Financial Statements. The benefit during the three months ended June 30, 2024 included a $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver further described in Note 5 - Derivative Financial Instruments to these Condensed Consolidated Financial Statements.
Income (Expense) Benefit
Income tax expense for the three months ended June 30, 2025 was $3.2 million, an increase of $5.7 million from an income tax benefit of $2.5 million for the three months ended June 30, 2024. The increase is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.

Comparison of Results for the Six Months Ended June 30, 2025 and 2024
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$511,311	$513,762	$537,095	(4.8)%	(4.3)%
Warehouse services	658,116	661,494	661,002	(0.4)%	0.1%
Total revenues	$1,169,427	$1,175,256	$1,198,097	(2.4)%	(1.9)%
Global Warehouse cost of operations:
Power	67,253	67,586	70,415	(4.5)%	(4.0)%
Other facilities costs(2)	117,225	117,834	127,980	(8.4)%	(7.9)%
Labor	489,153	491,966	493,799	(0.9)%	(0.4)%
Other services costs(3)	98,206	98,628	104,241	(5.8)%	(5.4)%
Total warehouse segment cost of operations	$771,837	$776,014	$796,435	(3.1)%	(2.6)%

Global Warehouse contribution (NOI)	$397,590	$399,242	$401,662	(1.0)%	(0.6)%
Rent and storage contribution (NOI)	$326,833	$328,342	$338,700	(3.5)%	(3.1)%
Services contribution (NOI)	$70,757	$70,900	$62,962	12.4%	12.6%
Global Warehouse margin	34.0%	34.0%	33.5%	50 bps	50 bps
Rent and storage margin	63.9%	63.9%	63.1%	80 bps	80 bps
Warehouse services margin	10.8%	10.7%	9.5%	130 bps	120 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,093	n/a	4,353	(6.0)%	n/a
Average physical occupied pallets	3,477	n/a	3,775	(7.9)%	n/a
Average physical pallet positions	5,512	n/a	5,525	(0.2)%	n/a
Economic occupancy percentage	74.3%	n/a	78.8%	-450 bps	n/a
Physical occupancy percentage	63.1%	n/a	68.3%	-520 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$124.92	$125.52	$123.39	1.2%	1.7%
Total rent and storage revenues per average physical occupied pallet	$147.06	$147.76	$142.28	3.4%	3.9%
Global Warehouse services metrics:
Throughput pallets	17,515	n/a	18,075	(3.1)%	n/a
Total warehouse services revenues per throughput pallet	$37.57	$37.77	$36.57	2.7%	3.3%
(1)     The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)    Includes real estate rent expense of $13.9 million and $18.4 million, on an actual basis, for the six months ended June 30, 2025 and 2024, respectively.
(3)     Includes non-real estate rent expense (equipment lease and rentals) of $4.8 million and $6.5 million, on an actual basis, for the six months ended June 30, 2025 and 2024, respectively.
n/a - not applicable

On a constant currency basis, our warehouse segment revenues decreased $22.8 million, or 1.9%, during the six months ended June 30, 2025, as compared to the same period in the prior year. This decrease was driven by the $16.3 million decrease in our same store pool, and a $6.6 million decrease in our non-same store pool, both on a constant currency basis, due to factors further discussed in the same store and non-same store sections below.
On a constant currency basis, our warehouse segment cost of operations decreased $20.4 million, or 2.6%, during the six months ended June 30, 2025, as compared to the same period in the prior year. This is primarily driven by a decrease of $19.8 million in our non-same store pool, and a decrease of $0.7 million in our same store pool, both on a constant currency basis. The decrease in the non-same store pool is primarily related to the decision to close certain facilities in the non-same store portfolio which resulted in lower operating expenses during the six months ended June 30, 2025 as compared to the same period in the prior year.
On a constant currency basis, warehouse segment NOI decreased 0.6% during the six months ended June 30, 2025, as compared to the same period in the prior year. This is primarily due to decreased NOI in our same store pool of $15.6 million, on a constant currency basis, due to the factors discussed below related to the same store warehouse performance. This was partially offset by increased NOI in our non-same store pool of $13.2 million, on a constant currency basis, due primarily to the factors described above.

Same Store and Non-Same Store Results
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of same store warehouses	223		223
	(Dollars and units in thousands, except per pallet data)
Same store revenues:
Rent and storage	$492,408	$494,852	$516,198	(4.6)%	(4.1)%
Warehouse services	640,705	644,015	638,938	0.3%	0.8%
Total same store revenues	$1,133,113	$1,138,867	$1,155,136	(1.9)%	(1.4)%
Same store cost of operations:
Power	64,762	65,093	66,292	(2.3)%	(1.8)%
Other facilities costs	114,507	115,110	112,592	1.7%	2.2%
Labor	471,813	474,573	471,026	0.2%	0.8%
Other services costs	90,090	90,504	96,021	(6.2)%	(5.7)%
Total same store cost of operations	$741,172	$745,280	$745,931	(0.6)%	(0.1)%

Same store contribution (NOI)	$391,941	$393,587	$409,205	(4.2)%	(3.8)%
Same store rent and storage contribution (NOI)	$313,139	$314,649	$337,314	(7.2)%	(6.7)%
Same store services contribution (NOI)	$78,802	$78,938	$71,891	9.6%	9.8%
Same store margin	34.6%	34.6%	35.4%	-80 bps	-80 bps
Same store rent and storage margin	63.6%	63.6%	65.3%	-170 bps	-170 bps
Same store services margin	12.3%	12.3%	11.3%	100 bps	100 bps

Same store rent and storage metrics:
Average economic occupied pallets	4,008	n/a	4,235	(5.4)%	n/a
Average physical occupied pallets	3,411	n/a	3,668	(7.0)%	n/a
Average physical pallet positions	5,271	n/a	5,279	(0.2)%	n/a
Economic occupancy percentage	76.0%	n/a	80.2%	-420 bps	n/a
Physical occupancy percentage	64.7%	n/a	69.5%	-480 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$122.86	$123.47	$121.89	0.8%	1.3%
Same store rent and storage revenues per average physical occupied pallet	$144.36	$145.08	$140.73	2.6%	3.1%
Same store services metrics:
Throughput pallets	17,138	n/a	17,634	(2.8)%	n/a
Same store warehouse services revenues per throughput pallet	$37.39	$37.58	$36.23	3.2%	3.7%
(1)     The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable

Same store rent and storage revenues decreased by $21.3 million, on a constant currency basis, primarily due to a decrease in economic occupancy of 420 bps. This decrease in revenues associated with economic occupancy was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 1.3% during the six months ended June 30, 2025, as compared to the same period in the prior year. The overall decrease in economic occupancy was due to a combination of factors, including the lapping of a counter cyclical inventory build by our customers in the prior year, recent regulatory shifts, and a competitive and inflationary environment, all impacting consumer buying habits and the related food production levels.
Same store services revenues increased $5.1 million on a constant currency basis, primarily due to general rate increases. Specifically, our constant currency same store services revenues per throughput pallet increased 3.7% during the six months ended June 30, 2025, as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 2.8%.
Same store costs of operations decreased by $0.7 million on a constant currency basis, primarily driven by lower other services costs and lower power costs, partially offset by higher labor and other facilities costs.

	Six Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of non-same store warehouses	11		12
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues:
Rent and storage	$18,903	$18,910	$20,897	n/r	n/r
Warehouse services	17,411	17,479	22,064	n/r	n/r
Total non-same store revenues	$36,314	$36,389	$42,961	n/r	n/r
Non-same store cost of operations:
Power	2,491	2,493	4,123	n/r	n/r
Other facilities costs	2,718	2,724	15,388	n/r	n/r
Labor	17,340	17,393	22,773	n/r	n/r
Other services costs	8,116	8,124	8,220	n/r	n/r
Total non-same store cost of operations	$30,665	$30,734	$50,504	n/r	n/r

Non-same store contribution (NOI)	$5,649	$5,655	$(7,543)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$13,694	$13,693	$1,386	n/r	n/r
Non-same store services contribution (NOI)	$(8,045)	$(8,038)	$(8,929)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	85	n/a	118	n/r	n/a
Average physical occupied pallets	66	n/a	107	n/r	n/a
Average physical pallet positions	241	n/a	246	n/r	n/a
Economic occupancy percentage	35.3%	n/a	48.0%	n/r	n/a
Physical occupancy percentage	27.4%	n/a	43.5%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$222.39	$222.47	$177.09	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$286.41	$286.52	$195.30	n/r	n/r
Non-same store services metrics:
Throughput pallets	377	n/a	441	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$46.18	$46.36	$50.03	n/r	n/r
(1)    The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our transportation segment for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$92,090	$92,785	$107,490	(14.3)%	(13.7)%
Transportation services cost of operations	76,094	76,716	87,118	(12.7)%	(11.9)%
Transportation segment contribution (NOI)	$15,996	$16,069	$20,372	(21.5)%	(21.1)%

Transportation margin	17.4%	17.3%	19.0%	-158 bps	-163 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $14.7 million, or 13.7%, as compared to the same period in the prior year. The decrease was primarily due to overall lower volumes driven by softening transportation demand in the current macro-economic environment coupled with certain customer exits and site exits.
On a constant currency basis, transportation cost of operations decreased $10.4 million, or 11.9%, as compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of managed sites	3		4
	(Dollars in thousands)
Third-party managed services	$18,211	$18,684	$20,348	(10.5)%	(8.2)%
Third-party managed services cost of operations	14,293	14,638	16,063	(11.0)%	(8.9)%
Third-party managed segment contribution (NOI)	$3,918	$4,046	$4,285	(8.6)%	(5.6)%

Third-party managed margin	21.5%	21.7%	21.1%	46 bps	60 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.

On a constant currency basis, third-party managed revenues decreased $1.7 million, or 8.2%, as compared to the same period in the prior year. The decrease is due to the ceased operations of certain third-party managed sites, one of which ceased during the three months ended June 30, 2024 and another during the three months ended March 31, 2025.
On a constant currency basis, third-party managed cost of operations decreased $1.4 million, or 8.9%, as compared to the same period in the prior year due to the factors noted above.
On a constant currency basis, third-party managed segment contribution (NOI) decreased $0.2 million, or 5.6% as compared to the same period in the prior year due to the factors noted above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change
	2025	2024	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$179,444	$181,744	$(2,300)	(1.3)%
Selling, general, and administrative	$136,142	$124,879	$11,263	9.0%
Acquisition, cyber incident, and other, net	$48,640	$18,011	$30,629	n/r
Impairment of long-lived assets	$5,226	$—	$5,226	n/r
Net gain from sale of real estate	$(11,760)	$(3,514)	$(8,246)	n/r
n/r - not relevant
Depreciation and amortization. Depreciation and amortization expense decreased $2.3 million, or 1.3%, during the six months ended June 30, 2025 as compared to the same period in the prior year. This decrease is substantially driven by the exit or anticipated exit of certain warehouse and transportation related operations, certain of which were classified as held for sale in the fourth quarter of 2024.
Selling, general, and administrative. During the six months ended June 30, 2025, corporate-level selling, general and administrative expenses increased $11.3 million, or 9.0%, compared to the same period in the prior year. This increase was primarily driven by the go-live of Project Orion in North America and Asia Pacific (Phase 1) during three months ended June 30, 2024, which resulted in higher software related expenses (primarily software license fees and deferred cost amortization).
Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident, and other, net include the following:

	Six Months Ended June 30,		Change
	2025	2024(1)	$	%
Acquisition, cyber incident, and other, net:	(In thousands)
Project Orion expenses	$23,859	$19,798	$4,061	20.5%
Closed site costs, excluding severance	10,985	1,744	9,241	n/r
Other, net	6,461	(833)	7,294	n/r
Acquisition and integration related costs	3,345	2,351	994	42.3%
Cyber incident related costs, net of insurance recoveries	2,130	(8,169)	10,299	n/r
Severance costs	1,860	3,120	(1,260)	(40.4)%
Total acquisition, cyber incident, and other, net	$48,640	$18,011	$30,629	n/r
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
n/r - not relevant
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have increased by $4.1 million compared to the same period in the prior year primarily due to increased contract labor, professional fees, and other non-capitalizable implementation costs.
Closed site costs, excluding severance, include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses, but do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs. These costs have increased $9.2 million for the six months ended June 30, 2025 compared to the same period in the prior year primarily driven by lease termination fees of $5.0 million and other expenses for recently exited operations and certain assets classified as held for sale.
Other, net for the six months ended June 30, 2025 includes stock compensation expense associated with non-routine employee awards and software implementation expenses and professional and consulting fees for strategic projects. Other, net for the six months ended June 30, 2024 included $0.8 million related to a litigation adjustment.
Acquisition and integration related costs increased $1.0 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to non-capitalizable legal and professional fees incurred for the Houston acquisition.
Cyber incident related costs, net of insurance recoveries increased by $10.3 million primarily due to the $10.0 million payment received during the six months ended June 30, 2024 for business interruption insurance, which is further described in our 2024 Annual Report on Form 10-K.
Severance costs decreased $1.3 million compared to the same period in the prior year due to less severance related charges incurred during the six months ended June 30, 2025 associated with ongoing efforts to optimize internal resources globally.
Impairment of long-lived assets. During the six months ended June 30, 2025, the Company recorded impairment charges of $5.2 million primarily related to the exit or anticipated exit of certain warehouse operations.

Net gain from sale of real estate. During the six months ended June 30, 2025, the Company recorded a Net gain from sale of real estate of $11.8 million related to the strategic sale of two facilities in the United States and one facility in Europe. During the six months ended June 30, 2024, the Company recorded a Net gain from sale of real estate of $3.5 million related to the strategic sale of one facility in the United States.
Other Income and Expense
The following table presents items of other income and expense for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(In thousands)
Interest expense	$74,362	$66,610	$7,752	11.6%
Loss on debt extinguishment and termination of derivative instruments	$—	$115,864	$(115,864)	n/r
Loss from investments in partially owned entities	$1,698	$1,983	$(285)	(14.4)%
Other, net	$7,071	$24,149	$(17,078)	n/r
n/r - not relevant
Interest expense. Interest expense increased $7.8 million, or 11.6%, compared to the six months ended June 30, 2024. This was primarily due to an overall increase in outstanding debt, most notably the issuance of our $500.0 million Public 5.409% Notes during the three months ended September 30, 2024 and the issuance of our $400.0 million Public 5.600% Notes during the three months ended June 30, 2025.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments decreased $115.9 million, compared to the six months ended June 30, 2024. The increase was primarily due to the purchase of eleven facilities accounted for as failed sale-leaseback, resulting in a loss on debt extinguishment of $115.1 million.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased $0.3 million, or 14.4%, compared to the six months ended June 30, 2024 due to the Company’s sale of its equity interest in the SuperFrio joint venture in April 2025.
Other, net. Other, net was a benefit of $7.1 million for the six months ended June 30, 2025, as compared to a benefit of $24.1 million for the six months ended June 30, 2024. The benefit during the six months ended June 30, 2025 included the $2.4 million gain from the sale of the SuperFrio joint venture. The benefit during the six months ended June 30, 2024 included a $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver further described in Note 5 - Derivative Financial Instruments in addition to a $8.4 million settlement related to a representations and warranty claim related to a prior acquisition.
Income Tax (Expense) Benefit
Income tax expense for the six months ended June 30, 2025 was $5.7 million, compared to an income tax benefit of $0.5 million for the six months ended June 30, 2024. The increase is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.

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
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of Net gain on sale of non-real assets; Acquisition, cyber incident, and other, net; Impairment of long-lived assets (excluding certain real estate assets); Loss on debt extinguishment and termination of derivative instruments; Foreign currency exchange (gain) loss; Gain on legal settlement related to prior period operations; Project Orion deferred costs amortization; Our share of reconciling items related to partially owned entities; and Gain from sale of partially owned entity. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of NAREIT FFO and Core FFO measures of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability; Amortization of below/above market leases; Straight-line rent adjustment; Deferred income tax expense (benefit); Stock-based compensation expense; Non-real estate depreciation and amortization; Maintenance capital expenditures; and Our share of reconciling items related to partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

NAREIT FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. NAREIT FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP net income and net income per diluted share (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. NAREIT FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our consolidated statements of operations included in our quarterly and annual reports. NAREIT FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our net income or cash flows from operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our NAREIT FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. We reconcile NAREIT FFO, Core FFO and Adjusted FFO to Net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income (Loss) to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,550	$(64,409)	$(14,923)	$(54,607)
Adjustments:
Real estate related depreciation	55,292	56,410	110,891	112,685
Net gain from sale of real estate	(11,760)	—	(11,760)	(3,514)
Net loss on real estate related asset disposals	—	53	1	93
Impairment charges on certain real estate assets	3,739	—	3,739	—
Our share of reconciling items related to partially owned entities	279	418	494	566
NAREIT FFO	$49,100	$(7,528)	$88,442	$55,223
Adjustments:
Net gain on sale of non-real assets	(163)	(548)	(29)	(568)
Acquisition, cyber incident, and other, net	23,226	3,013	48,640	18,011
Impairment of long-lived assets (excluding certain real estate assets)	1,487	—	1,487	—
Loss on debt extinguishment and termination of derivative instruments	—	110,682	—	115,864
Foreign currency exchange (gain) loss	(192)	(11,321)	29	(10,948)
Gain on legal settlement related to prior period operations	—	—	—	(6,104)
Project Orion deferred costs amortization	4,762	581	6,871	581
Our share of reconciling items related to partially owned entities	27	144	145	280
Gain from sale of partially owned entity	(2,420)	$—	(2,420)	—
Core FFO	$75,827	$95,023	$143,165	$172,339
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,523	1,294	2,923	2,583
Amortization of below/above market leases	363	360	714	728
Straight-line rent adjustment	77	367	161	956
Deferred income tax expense (benefit)	1,245	(4,353)	1,818	(3,734)
Stock-based compensation expense(1)	6,594	6,064	13,853	12,683
Non-real estate depreciation and amortization	35,170	33,239	68,553	69,059
Maintenance capital expenditures(2)	(17,283)	(22,832)	(32,082)	(40,765)
Our share of reconciling items related to partially owned entities	71	235	208	461
Adjusted FFO	$103,587	$109,397	$199,313	$214,310
(1)Stock-based compensation expense excludes any stock compensation expense associated with non-routine employee awards, which are recognized within Acquisition, cyber incident, and other, net.
(2)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate NAREIT EBITDA for Real Estate, or NAREIT EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, Net income (loss) before Depreciation and amortization; Interest expense; Income tax expense (benefit); Net gain from sale of real estate; and Adjustment to reflect share of EBITDAre of partially owned entities. NAREIT EBITDAre is a measure commonly used in our industry, and we present NAREIT EBITDAre to enhance investor understanding of our operating performance. We believe that NAREIT EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss from investments in partially owned entities; Impairment of long-lived assets; Foreign currency exchange (gain) loss; Stock-based compensation expense; Loss on debt extinguishment and termination of derivative instruments; Loss on other asset disposals; Gain on legal settlement related to prior period operations; Project Orion deferred costs amortization; Reduction in EBITDAre from partially owned entities; and Gain from sale of partially owned entity. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. We calculate Core EBITDA margin as Core EBITDA divided by revenues. NAREIT EBITDAre and Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre and Core EBITDA as alternatives to net income or cash flows from operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net Income (Loss) to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,550	$(64,409)	$(14,923)	$(54,607)
Adjustments:
Depreciation and amortization	90,462	89,649	179,444	181,744
Interest expense	38,245	33,180	74,362	66,610
Income tax expense (benefit)	3,240	(2,496)	5,746	(502)
Net gain from sale of real estate	(11,760)	—	(11,760)	(3,514)
Adjustment to reflect share of EBITDAre of partially owned entities	976	1,520	2,492	2,990
NAREIT EBITDAre	$122,713	$57,444	$235,361	$192,721
Adjustments:
Acquisition, cyber incident, and other, net	23,226	3,013	48,640	18,011
Loss from investments in partially owned entities	335	1,034	1,698	1,983
Impairment of long-lived assets	5,226	—	5,226	—
Foreign currency exchange (gain) loss	(192)	(11,321)	29	(10,948)
Stock-based compensation expense(1)	6,594	6,064	13,853	12,683
Loss on debt extinguishment and termination of derivative instruments	—	110,682	—	115,864
Loss on other asset disposals	(163)	(495)	(28)	(475)
Gain on legal settlement related to prior period operations	—	—	—	(6,104)
Project Orion deferred costs amortization	4,762	581	6,871	581
Reduction in EBITDAre from partially owned entities	(976)	(1,520)	(2,492)	(2,990)
Gain from sale of partially owned entity	(2,420)	—	(2,420)	—
Core EBITDA	$159,105	$165,482	$306,738	$321,326
(1)Stock-based compensation expense excludes any stock compensation expense associated with non-routine employee awards, which are recognized within Acquisition, cyber incident, and other, net.
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
Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership (“Americold Realty Operations”), and certain subsidiaries of the Operating Partnership. Further details of this offering are described in Note 9 - Debt to the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year. The Company made the first payment on March 12, 2025.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, and certain subsidiaries of the Operating Partnership. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025. The proceeds from the issuance of the Public 5.600% Notes were used to repay a portion of borrowings previously outstanding.

In connection with the Public 5.600% Notes issuance in April 2025, we executed three treasury lock hedge transactions in March of 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million public debt offering. The treasury locks were tied to $300.0 million of the principal and secured a treasury yield range of 4.0957% to 4.0985%. The transactions settled on March 25, 2025, when the notes were priced, and included proceeds of $1.3 million, which were recognized as a gain within "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets as of June 30, 2025. These amounts are amortized on a straight-line basis as a decrease to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025.
In connection with the issuance of the Public 5.600% Notes, we incurred approximately $4.2 million of debt issuance costs. Additionally, the notes were priced at 99.862% of the principal amount which resulted in a discount amount of $0.6 million. The total of debt issuance costs incurred, including the discount, was approximately $4.8 million. The unamortized balance of the debt issuance costs and discount are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the Condensed Consolidated Balance Sheets and totaled $4.6 million as of June 30, 2025. These costs are amortized to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025, using the effective interest method.
The Public 5.600% Notes may be redeemed at the option of the Company. Prior to March 15, 2032, the Public 5.600% Notes may be redeemed at our option, in whole or in part, at any time and from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the Public 5.600% Notes being redeemed, or (ii) a make-whole premium calculated in accordance with the indenture, plus, in either case, unpaid interest accrued thereon to, but excluding the redemption date. On or after March 15, 2032, the Public 5.600% Notes may be redeemed at our option, in whole or in part, at any time and from time to time, at a redemption price in cash equal to 100% of the principal amount of the Public 5.600% Notes to be redeemed, plus any unpaid interest accrued thereon to, but excluding, the redemption date.
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
Our bad debt expense was $1.2 million and $0.4 million for the three months ended June 30, 2025 and 2024, and $1.3 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, we maintained bad debt allowances of approximately $19.1 million and $24.4 million, respectively, which we believe to be adequate. The decrease in the allowance is aligned with the decrease in accounts receivable as of June 30, 2025.

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

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2025:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate(1)	$3,562,317
Variable interest rate - unhedged	293,570
Total senior unsecured notes, term loans and borrowings under revolving credit facility	3,855,887

Sale-leaseback financing obligations	77,031
Financing lease obligations	116,133
Total debt and debt-like obligations	$4,049,051

Percent of total debt and debt-like obligations:
Fixed rate(1)	92.7%
Variable rate	7.3%

Effective interest rate as of June 30, 2025(2)	4.16%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps.
(2)The effective interest rate presented includes the amortization of deferred financing costs and is based on the hedged rates for the $375.0 million Senior Unsecured Term Loan A Facility Tranche A-1, the C$250.0 million Senior Unsecured Term Loan A Facility Tranche A-2, and the $270.0 million Senior Unsecured Term Loan A Facility Tranche A-3. All other debt instruments are based on contractual rates. This rate excludes contractual rates associated with the sale leaseback and financing obligation debt like instruments shown in the table above.
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2025, our debt had a weighted average term to maturity of approximately 4.9 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 4 - Debt, Note 5 - Derivative Financial Instruments and Note 9 - Accumulated Other Comprehensive Loss to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of June 30, 2025 for each of the next five years and thereafter, are as follows:

Twelve months ending June 30:(1)	(In thousands)
2026	$200,000
2027	668,570
2028	453,706
2029	400,000
2030	350,000
Thereafter	1,783,611
Aggregate principal amount of indebtedness	3,855,887
Less: unamortized deferred financing costs	(17,486)
Total indebtedness, net of deferred financing costs	$3,838,401
(1)$375.0 million of the debt listed to mature by June 30, 2027 represents the Senior Unsecured Term Loan A Facility Tranche A-1. The terms of this agreement include an option for two twelve-month extensions past the original contractual maturity date in August of 2025. In June 2025, the Company exercised the first twelve-month extension, which extended the maturity date to August of 2026. The Company retains the right to exercise the second twelve-month extension to extend the maturity date to August of 2027. The remaining $293.6 million listed to mature by June 30, 2027 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. The terms of this agreement include an option for two six-month extensions past the contractual maturity date in August of 2026.
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
The following table sets forth our repair and maintenance expenses for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Real estate	$9,389	$10,349	$20,995	$24,937
Personal property	21,224	18,919	41,139	35,223
Total repair and maintenance expenses	$30,613	$29,268	$62,134	$60,160
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

The primary expansion and development expenditures (inclusive of capitalized interest, compensation, and travel expenses) for the six months ended June 30, 2025 include $67.7 million related to the Kansas City, Missouri development; $43.1 million related to the Allentown, Pennsylvania expansion; $26.9 million for the Dallas Ft. Worth, Texas expansion; $17.0 million related to the Sydney, Australia expansion; $19.1 million for the Saint John, NB, Canada development; and $8.6 million related to the Christchurch, New Zealand expansion.
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
Technological Upgrades and Enhancements
Technological upgrades and enhancements refer to investments aimed at improving our technological infrastructure and capabilities to increase efficiency, productivity, and competitiveness. This category includes investments in hardware, software, and systems that automate processes, enhance data analytics, and improve cyber security. This category also includes sustainability initiatives including the installation of LED lighting, solar panels, hydrogen fuel cells, high speed dock doors, and other asset modernization.
The following table sets forth our total capital expenditures for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Maintenance	$17,283	$22,832	$32,082	$40,765
External growth and integration	—	—	108,448	—
Expansion, development and organic growth	177,211	32,881	271,469	62,833
Technological upgrades and enhancements	5,324	2,759	9,835	3,739
Total capital expenditures(1)	$199,818	$58,472	$421,834	$107,337
(1) Capital expenditures in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 include $32.5 million of costs accrued as of December 31, 2024 and paid during the six months ended June 30, 2025. Such expenditures exclude $54.2 million of costs accrued during the six months ended June 30, 2025 that will be paid in a future period.
Capitalized Interest and Other Costs
We incurred capitalized interest of $6.1 million and $4.1 million for the three months ended June 30, 2025 and 2024, respectively, and $10.1 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively, which is included in the capital expenditures noted in the table above. We also incurred capitalized compensation and travel expense aggregating to $11.5 million and $5.2 million during the three months ended June 30, 2025 and 2024, respectively, and $19.0 million and $10.1 million during the six months ended June 30, 2025 and 2024, respectively.

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

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$150,519	$198,659
Net cash used in investing activities	$(368,830)	$(109,176)
Net cash provided by (used in) financing activities	$267,318	$(107,196)
Operating Activities
For the six months ended June 30, 2025, our net cash provided by operating activities was $150.5 million, a decrease of $48.1 million compared to $198.7 million for the six months ended June 30, 2024. This decrease was primarily driven by a $7.0 million decrease in total segment contribution on a constant currency basis, higher costs associated with the implementation of Project Orion, and increased costs associated with closed sites, partially offset by other favorable changes in net working capital (as compared to the impact of changes in working capital in the prior period).
Investing Activities
Net cash used in investing activities was $368.8 million for the six months ended June 30, 2025. Additions to property, buildings, and equipment were $290.2 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects (refer to the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details). Additionally, the Company completed the Houston acquisition for total cash consideration of $108.4 million. Refer to Note 2 - Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction. Other investing activities included cash outflows of $19.2 million associated with loan to the RSA joint venture. Cash provided by investing activities consisted of $27.5 million of total proceeds from the sale of the equity interest in the SuperFrio joint venture, as well as $21.6 million of total proceeds primarily related to the sale of certain facilities.
Net cash used in investing activities was $109.2 million for the six months ended June 30, 2024. Additions to property, buildings, and equipment were $109.1 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, we invested $9.3 million in a loan to the RSA joint venture. This was partially offset by proceeds from a sold facility of $9.2 million.

Financing Activities
Net cash provided by financing activities was $267.3 million for the six months ended June 30, 2025. Cash provided by financing activities consisted of $400.0 million public debt offering and $314.7 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition. Cash used in financing activities consisted of $129.6 million for quarterly dividend payments, $298.0 million in repayments on our Senior Unsecured Revolving Credit Facility, and $16.8 million in finance lease repayments.
Net cash used in financing activities was $107.2 million for the six months ended June 30, 2024. Cash used in financing activities consisted of $368.3 million in repayments to our Senior Unsecured Revolving Credit Facility, $126.2 million for quarterly dividend payments, $191.0 million related to the facilities accounted for as failed sale-leaseback, and $24.8 million in aggregate lease repayments. Cash provided by financing activities primarily consisted of $602.2 million in proceeds from our Senior Unsecured Revolving Credit Facility.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 - General to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s Public 5.409% Notes due September 12, 2034. Interest is payable on March 12 and September 12 of each year, with the first payment made on March 12, 2025.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s Public 5.600% Notes due May 15, 2032. Interest is payable on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025.
On the date of issuance of both the Public 5.409% Notes and the Public 5.600% Notes, each of the Company and Americold Realty Operations, Inc. (together, the “Parent Guarantors”), and each of Nova Cold Logistics, Americold Australian Holdings and Icecap Properties NZ Limited (the “Subsidiary Guarantors” and together with the Parent Guarantors, the “Initial Guarantors”), jointly and severally, fully and unconditionally guaranteed the Operating Partnership’s obligations under the Public 5.409% Notes and the Public 5.600% Notes, including the due and punctual payment of principal of, and premium, if any, and interest on, the Public 5.409% Notes and the Public 5.600% Notes.
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of June 30, 2025 and December 31, 2024 and for the six months ended June 30, 2025:

	June 30, 2025	December 31, 2024
	(In thousands)
Total Assets	$5,744,059	$5,720,217
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$4,258,659	$3,552,290

Six Months Ended June 30, 2025
(In thousands)
Total Revenues	$777,962
Revenues from sales to subsidiaries other than the initial guarantors	$—
Operating Income	$49,231
Net loss from continuing operations	$(18,199)
Net loss attributable to the entity	$(18,199)
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
As of June 30, 2025, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at adjusted one-month SOFR (which includes an adjustment of 0.10%) for the USD tranches and adjusted daily CORRA (which includes an adjustment of 0.30%) for the CAD tranche. These rates are also subject to contractual margins of 0.94%. Additionally, we have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.20% and our CAD-denominated term loan at a rate of 4.53%.
Additionally, as of June 30, 2025, we had C$65.0 million, €70.5 million, A$207.5 million, and NZ$43.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At June 30, 2025, adjusted daily CORRA (which includes an adjustment of 0.30%) (CAD) was approximately 3.05%, one-month BBSW (AUD) was approximately 3.72%, one-month EURIBOR (Euro) was approximately 1.93%, and one-month BKBM (NZD) was approximately 3.40%. These rates are also subject to contractual margins of 0.84%. The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $2.9 million, and a 100 basis point decrease in market interest rates would result in a $2.9 million decrease in annual interest expense. Our interest rate risk exposure at June 30, 2025 was not materially different than what we disclosed in our 2024 Annual Report on Form 10-K as filed with the SEC.

Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2025 was not materially different than what we disclosed in our 2024 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2024 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2024 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of June 30, 2025, no material changes had occurred to the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
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
4.1
Indenture, dated as of September 12, 2024, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on September 12, 2024).

4.2
Second Supplemental Indenture, dated as of April 3, 2025, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on April 3, 2025).

4.3	Form of 5.600% Notes due 2032 (included in Exhibit 4.2).
4.4	Form of Notation of Guarantee (included in Exhibit 4.1).
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on September 3, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	August 7, 2025	By:	/s/ E. Jay Wells
		Name:	E. Jay Wells
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)