Form 10-Q
period 2025-09-30
AMERICOLD REALTY TRUST
filed 2025-11-06
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2025
Common Stock, $0.01 par value per share	284,854,479

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,” “assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements may contain such words. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2025 (“2024 Annual Report on Form 10-K”), and other reports filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2025	December 31, 2024
Assets
Property, buildings, and equipment:
Land	$826,556	$806,981
Buildings and improvements	4,569,012	4,462,565
Machinery and equipment	1,667,689	1,598,502
Assets under construction	1,032,294	606,233
	8,095,551	7,474,281
Accumulated depreciation	(2,676,181)	(2,453,597)
Property, buildings, and equipment – net	5,419,370	5,020,684

Operating leases - net	179,596	222,294
Financing leases - net	137,294	104,216

Cash, cash equivalents, and restricted cash	33,338	47,652
Accounts receivable – net of allowance of $16,836 and $24,426 at September 30, 2025 and December 31, 2024, respectively	369,123	386,924
Identifiable intangible assets – net	827,562	838,660
Goodwill	827,047	784,042
Investments in and advances to partially owned entities	36,054	40,252
Other assets	251,552	291,230
Total assets	$8,080,936	$7,735,954

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$364,758	$255,052
Accounts payable and accrued expenses	570,865	603,411
Senior unsecured notes and term loans – net of deferred financing costs of $16,585 and $13,882 at September 30, 2025 and December 31, 2024, respectively	3,538,296	3,031,462
Sale-leaseback financing obligations	75,924	79,001
Financing lease obligations	132,008	95,784
Operating lease obligations	177,453	219,099
Unearned revenues	23,306	21,979
Deferred tax liability - net	119,745	115,772
Other liabilities	7,648	7,389
Total liabilities	5,010,003	4,428,949
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 284,853,672 and 284,265,041 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,848	2,842
Paid-in capital	5,660,410	5,646,879
Accumulated deficit and distributions in excess of net earnings	(2,565,199)	(2,341,654)
Accumulated other comprehensive loss	(64,804)	(27,279)
Total stockholders’ equity	3,033,255	3,280,788
Noncontrolling interests	37,678	26,217
Total equity	3,070,933	3,307,005
Total liabilities and equity	$8,080,936	$7,735,954

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rent, storage, and warehouse services	$607,014	$612,181	$1,776,441	$1,810,278
Transportation services	47,843	51,764	139,933	159,254
Third-party managed services	8,808	10,226	27,019	30,574
Total revenues	663,665	674,171	1,943,393	2,000,106
Operating expenses:
Rent, storage, and warehouse services cost of operations	412,031	413,557	1,183,868	1,209,992
Transportation services cost of operations	40,107	43,323	116,201	130,441
Third-party managed services cost of operations	6,499	8,073	20,792	24,136
Depreciation and amortization	88,023	89,362	267,467	271,106
Selling, general, and administrative	70,982	63,663	207,124	188,542
Acquisition, cyber incident, and other, net	29,052	26,014	77,692	44,025
Impairment of long-lived assets	77	2,953	5,303	2,953
Net loss (gain) from sale of real estate	143	—	(11,617)	(3,514)
Total operating expenses	646,914	646,945	1,866,830	1,867,681

Operating Income	16,751	27,226	76,563	132,425

Other (expense) income:
Interest expense	(33,931)	(34,255)	(108,293)	(100,865)
Loss on debt extinguishment and termination of derivative instruments	—	(218)	—	(116,082)
Loss from investments in partially owned entities	(41)	(1,037)	(1,739)	(3,020)
Other, net	(477)	3,723	6,594	27,872
Loss before income taxes	(17,698)	(4,561)	(26,875)	(59,670)

Income tax (expense) benefit:
Current income tax	(136)	(1,936)	(4,064)	(5,168)
Deferred income tax	6,385	2,764	4,567	6,498
Total income tax benefit	6,249	828	503	1,330

Net loss	$(11,449)	$(3,733)	$(26,372)	$(58,340)
Net loss attributable to noncontrolling interests	(83)	(4)	(165)	(242)
Net loss attributable to Americold Realty Trust, Inc.	$(11,366)	$(3,729)	$(26,207)	$(58,098)

Weighted average common stock outstanding – basic	285,898	284,861	285,622	284,729
Weighted average common stock outstanding – diluted	285,898	284,861	285,622	284,729

Net loss per common share - basic	$(0.04)	$(0.01)	$(0.09)	$(0.20)
Net loss per common share - diluted	$(0.04)	$(0.01)	$(0.09)	$(0.20)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,449)	$(3,733)	$(26,372)	$(58,340)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(49)	(13)	(147)	(117)
Unrealized net (loss) gain on foreign currency	(5,357)	4,020	(24,418)	(7,185)
Unrealized net loss on cash flow hedges	(930)	(22,480)	(12,960)	(8,844)
Other comprehensive loss - net of tax attributable to Americold Realty Trust, Inc.	(6,336)	(18,473)	(37,525)	(16,146)
Other comprehensive loss attributable to noncontrolling interests	(46)	(104)	(247)	(121)
Total comprehensive loss	$(17,831)	$(22,310)	$(64,144)	$(74,607)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(16,380)	—	(93)	(16,473)
Other comprehensive loss	—	—	—	—	(14,733)	(82)	(14,815)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,573)	—	(464)	(66,037)
Stock-based compensation expense	—	—	5,175	—	—	3,045	8,220
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	367,887	4	(379)	—	—	—	(375)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Balance - March 31, 2025	284,719,592	$2,847	$5,653,251	$(2,423,607)	$(42,012)	$28,580	$3,219,059
Net income	—	—	—	1,539	—	11	1,550
Other comprehensive loss	—	—	—	—	(16,456)	(119)	(16,575)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,883)	—	(481)	(66,364)
Stock-based compensation expense	—	—	3,869	—	—	3,716	7,585
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	23,788	—	65	—	—	—	65
Conversion of OP units to common stock	1,621	—	35	—	—	(35)	—
Balance - June 30, 2025	284,745,001	$2,847	$5,657,220	$(2,487,951)	$(58,468)	$31,672	$3,145,320
Net loss	—	—	—	(11,366)	—	(83)	(11,449)
Other comprehensive loss	—	—	—	—	(6,336)	(46)	(6,382)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,882)	—	(456)	(66,338)
Stock-based compensation expense	—	—	3,420	—	—	6,630	10,050
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	105,967	1	(269)	—	—	—	(268)
Conversion of OP units to common stock	2,704	—	39	—	—	(39)	—
Balance - September 30, 2025	284,853,672	$2,848	$5,660,410	$(2,565,199)	$(64,804)	$37,678	$3,070,933

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net income	—	—	—	9,740	—	62	9,802
Other comprehensive income	—	—	—	—	12,106	51	12,157
Distributions on common stock, restricted stock and OP units	—	—	—	(62,743)	—	(233)	(62,976)
Stock-based compensation expense	—	—	4,849	—	—	1,770	6,619
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	276,843	3	(284)	—	—	—	(281)
Common stock issuance related to employee stock purchase plan	58,148	—	1,496	—	—	—	1,496
Balance - March 31, 2024	284,034,111	$2,840	$5,631,968	$(2,048,978)	$(4,534)	$20,108	$3,601,404
Net loss	—	—	—	(64,109)	—	(300)	(64,409)
Other comprehensive loss	—	—	—	—	(9,779)	(68)	(9,847)
Distributions on common stock, restricted stock and OP units	—	—	—	(62,948)	—	(290)	(63,238)
Stock-based compensation expense	—	—	3,771	—	—	2,293	6,064
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	45,026	—	(386)	—	—	—	(386)
Balance - June 30, 2024	284,079,137	$2,840	$5,635,353	$(2,176,035)	$(14,313)	$21,743	$3,469,588
Net loss	—	—	—	(3,729)	—	(4)	(3,733)
Other comprehensive loss	—	—	—	—	(18,473)	(104)	(18,577)
Distributions on common stock, restricted stock and OP units	—	—	—	(62,840)	—	(349)	(63,189)
Stock-based compensation expense	—	—	4,272	—	—	2,911	7,183
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	69,340	1	105	—	—	—	106
Common stock issuance related to employee stock purchase plan	72,441	1	1,572	—	—	—	1,573
Conversion of OP units to common stock	36,450	—	984	—	—	(984)	—
Balance - September 30, 2024	284,257,368	$2,842	$5,642,286	$(2,242,604)	$(32,786)	$23,213	$3,392,951

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(26,372)	$(58,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	267,467	271,106
Amortization of deferred financing costs and pension withdrawal liability	4,402	3,884
Project Orion and other software related deferred costs amortization	15,649	2,391
Loss on debt extinguishment and termination of derivative instruments	—	116,082
Gain from sale of partially owned entity	(2,420)	—
Loss from investments in partially owned entities	1,739	3,020
Stock-based compensation expense	25,855	19,866
Deferred income tax benefit	(4,567)	(6,498)
Provision for doubtful accounts receivable	3,666	2,984
Impairment of long-lived assets	5,303	2,953
Non-cash operating lease expenses	28,477	28,289
Net gain from sale of real estate	(11,617)	(3,514)
Changes in operating assets and liabilities:
Accounts receivable	21,019	(35,900)
Accounts payable and accrued expenses	(50,674)	610
Other assets	(25,307)	(64,186)
Operating lease liabilities	(27,550)	(26,386)
Proceeds from settlement of treasury lock hedge transactions	1,292	—
Other, net	3,072	(7,089)
Net cash provided by operating activities	229,434	249,272

Investing activities:
Additions to property, buildings, and equipment	(434,485)	(204,257)
Business combinations, net of cash acquired	(108,448)	—
Investments in and advances to partially owned entities and other	(19,693)	(11,445)
Proceeds from sale of property, buildings, and equipment	25,457	9,255
Proceeds from sale of investment in partially owned entity	27,471	—
Payment for foreign currency exchange forwards settlement	(1,493)	—
Net cash used in investing activities	(511,191)	(206,447)

Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(195,727)	(189,181)
Proceeds from stock options exercised	2,810	2,777
Proceeds from employee stock purchase plan	1,577	3,069
Remittance of withholding taxes related to employee stock-based transactions	(3,431)	(3,338)
Proceeds from revolving line of credit	456,269	759,224
Repayment on revolving line of credit	(366,000)	(885,314)
Repayment of sale-leaseback financing obligations	(3,076)	(5,766)
Termination of sale-leaseback financing obligations	—	(190,954)
Repayment of financing lease obligations	(24,311)	(28,118)
Payment of debt issuance costs	(4,713)	(4,176)
Proceeds from public senior unsecured notes offering	400,000	500,000
Net cash provided by (used in) financing activities	263,398	(41,777)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,359)	1,048
Effect of foreign currency translation on cash, cash equivalents and restricted cash	4,045	(169)
Cash, cash equivalents and restricted cash:
Beginning of period	47,652	60,392
End of period	$33,338	$61,271

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings, and equipment on accrual	$72,880	$29,522
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,034	$1,309
Finance leases	$61,609	$20,341

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$112,669	$109,986
Income taxes paid – net of refunds	$5,236	$5,916
See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of September 30, 2025, we operated 235 warehouses globally, totaling approximately 1.4 billion cubic feet, with 191 warehouses in North America, 24 in Europe, 18 warehouses in Asia-Pacific, and 2 warehouses in South America.
Our business includes three primary business segments: Warehouse, Transportation, and Third-party managed. As of September 30, 2025, we have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2024 Annual Report on Form 10-K and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation. Adjustments which are not considered normal or recurring in nature have been disclosed within Note 3 - Acquisition, cyber incident and other, net to these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements also include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company reclassified impairment charges on certain real estate assets recognized during the three and nine months ended September 30, 2024 from “Other, net” to “Impairment of long-lived assets” on the Condensed Consolidated Statements of Operations to conform current and prior period presentation.
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
Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership (“Americold Realty Operations”), and certain subsidiaries of the Operating Partnership. Further details of this offering are described in “Note 9 - Debt” to the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. Further details of the offering are described in Note 4 - Debt to these Condensed Consolidated Financial Statements.
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete, with the exception of the implementation in Europe, within three years from the project’s start date. Since inception, the Company has incurred $212.5 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $82.9 million and $80.5 million as of September 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion in North America and Asia Pacific. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as the implementation of Project Orion related systems and software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the Project Orion related systems and software associated with the first phase of Project Orion to be ten years and is amortizing the costs associated with such implementation on a straight-line basis over such period. The amortization expense recognized during the three and nine months ended September 30, 2025 related to the Project Orion phase one implementation was $6.1 million and $13.0 million, respectively. The amortization expense recognized during the three and nine months ended September 30, 2024 related to the Project Orion phase one implementation was $1.8 million and $2.4 million, respectively.
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
For the three months ended September 30, 2025 and 2024, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a loss of $0.6 million and $0.3 million, respectively.

For the nine months ended September 30, 2025 and 2024, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a loss of $0.7 million and a gain of $10.6 million, respectively.

The amount recognized for the nine months ended September 30, 2024 includes an adjustment related to our net investment hedges further described in Note 5 - Derivative Financial Instruments to these Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended September 30, 2025 and 2024, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net (loss) gain on foreign currency” was a loss of $5.4 million and a gain of $4.0 million, respectively.

For the nine months ended September 30, 2025 and 2024, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net (loss) gain on foreign currency” was a loss of $24.4 million and $7.2 million, respectively.
Sale of SuperFrio Joint Venture
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. This sale resulted in the recognition of a net $2.4 million gain for the nine months ended September 30, 2025, which was recognized within “Other, net” on the Condensed Consolidated Statements of Operations. The gain is net of a $2.4 million loss related to the reclassification of foreign currency translation adjustments previously recorded in “Accumulated other comprehensive loss”. As the proceeds associated with this transaction were required to be held by our Brazilian subsidiary until July of 2025, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 requiring the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million. The total cash outflow of $1.5 million paid to the hedge counterparty is included within “Payment for foreign currency exchange forwards settlement” on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025.
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
These purchases resulted in the recognition of a $115.1 million loss for the nine months ended September 30, 2024, recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on our Consolidated Financial Statements and the related footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software. This standard eliminates the prescriptive “project stage” model in ASC 350-40, clarifies the threshold for when entities begin capitalizing software development costs, and requires that disclosure requirements under ASC 360, Property, Plant, and Equipment – Overall, also apply to capitalized software costs regardless of presentation. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the impact of this guidance but does not expect its adoption to have a material effect on the Consolidated Financial Statements or related footnote disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
2. Business Combinations
Houston Warehouse Acquisition
On March 17, 2025, the Company completed the acquisition of one temperature-controlled storage facility, and the related operations, located in Baytown, TX (the “Houston acquisition”), for total cash consideration of $108.4 million. The preliminary fair values of the assets acquired related to the consideration transferred primarily included $70.7 million of property, buildings and equipment and $38.5 million of goodwill, all allocated to the Warehouse segment. The goodwill recorded is primarily attributable to the strategic benefits of the acquisition including additional storage capacity that enabled the efficient transfer of customer product from an existing facility to this newly acquired site. This transfer optimizes the use of the original location and created the space to support a new fixed commitment retail contract. The goodwill associated with the acquisition is fully deductible for federal income tax purposes.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Acquisition, Cyber Incident, and Other, Net
The components of the charges and credits included in “Acquisition, cyber incident, and other, net” in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Acquisition, cyber incident, and other, net	(In thousands)
Project Orion expenses	$11,890	$21,595	$35,749	$41,393
Other, net	8,295	927	14,756	94
Closed site costs, excluding severance	4,864	(61)	15,849	1,683
Severance costs	2,112	1,453	3,972	4,573
Cyber incident related costs, net of insurance recoveries	1,061	739	3,191	(7,430)
Acquisition and integration related costs	830	1,361	4,175	3,712
Total acquisition, cyber incident, and other, net	$29,052	$26,014	$77,692	$44,025
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
Other, net includes non-routine stock compensation expense associated with certain employee awards, costs and settlements related to litigation, certain software implementation expenses and professional and consulting fees for strategic projects.
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
Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives (excluding charges in the normal course of retirement), reorganizations, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses.
Cyber incident related costs, net of insurance recoveries, represents incremental legal and other costs associated with cybersecurity incidents that occurred in November 2020 and April 2023, net of the receipt of business interruption insurance proceeds. For further information regarding these cyber incidents, refer to our 2024 Annual Report on Form 10-K.
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
4. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Senior Unsecured Notes	$2,730,285	$2,226,524
Senior Unsecured Term Loans	824,596	818,820
Senior Unsecured Revolving Credit Facility	364,758	255,052
Total principal amount of indebtedness	3,919,639	3,300,396
Less: unamortized deferred financing costs	(16,585)	(13,882)
Total indebtedness, net of deferred financing costs	$3,903,054	$3,286,514
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
In connection with the Public 5.600% Notes issuance in April 2025, we executed three treasury lock hedge transactions in March of 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million public debt offering. The treasury locks were tied to $300.0 million of the principal and secured a treasury yield range of 4.0957% to 4.0985%. The transactions settled on March 25, 2025, when the notes were priced, and included proceeds of $1.3 million, which were recognized as a gain within "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets. These amounts are amortized on a straight-line basis as a decrease to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025.
In connection with the issuance of the Public 5.600% Notes, we incurred approximately $4.2 million of debt issuance costs. Additionally, the notes were priced at 99.862% of the principal amount which resulted in a discount amount of $0.6 million. The total of debt issuance costs incurred, including the discount, was approximately $4.8 million. The unamortized balance of the debt issuance costs and discount are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the Condensed Consolidated Balance Sheets and totaled $4.5 million as of September 30, 2025. These costs are amortized to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025, using the effective interest method.
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
The following table provides additional details of our Senior Unsecured Notes as of September 30, 2025 and December 31, 2024:

			September 30, 2025		December 31, 2024
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	469,485	€400,000	414,146
Private Series E Notes	01/2033	1.65%	€350,000	410,800	€350,000	362,378
Public 5.600% Notes	05/2032	5.60%	$400,000	400,000	$—	—
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,730,285		$2,226,524
The following table provides additional details of our Senior Unsecured Term Loans as of September 30, 2025 and December 31, 2024:

		September 30, 2025				December 31, 2024
	Stated Maturity Date(1)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
Tranche A-1	08/2026	SOFR + 0.94%		$375,000	$375,000	SOFR + 0.94%		$375,000	$375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	179,596	CORRA + 0.94%	C$	250,000	173,820
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loans					$824,596				$818,820
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides additional details of our Senior Unsecured Revolving Credit Facility as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)
Denomination of Draw	(In thousands, except percentages)
U.S. dollar	SOFR + 0.84%		$52,000	$52,000	SOFR + 0.84%		$14,000	$14,000
Australian dollar	BBSW + 0.84%	A$	207,500	137,190	BBSW + 0.84%	A$	197,000	121,908
Canadian dollar	CORRA + 0.84%	C$	80,000	57,471	CORRA + 0.84%	C$	35,000	24,335
Euro	EURIBOR + 0.84%		€70,500	82,747	EURIBOR + 0.84%		€70,500	72,993
New Zealand dollar	BKBM + 0.84%	NZ$	61,000	35,350	BKBM + 0.84%	NZ$	39,000	21,816
Total Senior Unsecured Revolving Credit Facility(2)				$364,758				$255,052
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
As of September 30, 2025, we were in compliance with all debt covenants.
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments

As of September 30, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. As of December 31, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Unrealized net (loss) gain on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.

During the three months ended June 30, 2024, the Company determined that its previous designation of £78.0 million of debt and accrued interest as a hedge of its net investment in its United Kingdom-based subsidiary did not qualify for hedge accounting, and the cumulative foreign exchange gain associated with this transaction of $10.4 million, previously classified within “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets, was recorded as a gain from removal of hedge designation within “Other, net” on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. The Company determined that the impacts of this adjustment were immaterial to the prior period interim and annual financial statements and disclosures. Furthermore, the Company fully paid off the balance of this revolving debt during the nine months ended September 30, 2024.
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
The following table includes the key provisions of the Company’s interest rate swap agreements as of September 30, 2025 and December 31, 2024:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of September 30, 2025	Liability Fair Value as of September 30, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$1,128	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	323
$270 million	3.05%	11/01/2022	12/31/2027	1,623	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,750
			Total	$2,751	$4,073

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2024	Liability Fair Value as of December 31, 2024
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$4,651	$—
$175 million	3.47%	11/30/2022	7/30/2027	2,265	—
$270 million	3.05%	11/01/2022	12/31/2027	7,225	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,021
			Total	$14,141	$3,021
The Company is also subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loans to certain international subsidiaries. To manage this risk, the Company periodically enters into cross-currency swap agreements. These agreements involve the receipt of fixed USD amounts in exchange for payment of fixed foreign currency amounts over the life of the intercompany loan. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in foreign exchange rates. At September 30, 2025 and December 31, 2024, the Company’s outstanding intercompany loan balance with its Australian subsidiary of A$153.5 million was hedged under a cross-currency swap agreement.
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
As described in Note 1 - General, in March 2025, in connection with the sale of the SuperFrio joint venture which occurred on April 30, 2025, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 requiring the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million.

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
The following table presents the fair value of the Company’s designated derivative financial instruments as of September 30, 2025 and December 31, 2024:

	Derivative Assets		Derivative Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In thousands)
Designated derivatives
Foreign exchange contracts	$9,292	$15,727	$—	$—
Interest rate contracts	2,751	14,141	4,073	3,021
Total fair value of derivatives	$12,043	$29,868	$4,073	$3,021
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net loss on cash flow hedges” on the accompanying Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $1.2 million (inclusive of the treasury locks) will be reclassified as a decrease to “Interest expense”.
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, including the impacts to Accumulated other comprehensive loss (“AOCI”):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest rate swaps	$515	$(19,429)	$(7,312)	$2,078
Treasury locks	—	—	1,292	—
Foreign currency exchange forwards	105	—	(1,493)	—
Cross-currency swap	(78)	(2,799)	(7,884)	(664)
Total designated derivative financial instruments	$542	$(22,228)	$(15,397)	$1,414

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(In thousands)
Interest rate swaps	Interest expense	$1,679	$4,108	$5,131	$12,771
Interest rate swaps	Loss on debt extinguishment and termination of derivative instruments(1)	—	(218)	—	(973)
Treasury locks	Interest expense	46	—	91	—
Foreign currency exchange forwards	Foreign currency exchange loss, net	(1,493)	—	(1,493)	—
Cross-currency swap	Foreign currency exchange loss, net	(477)	(3,651)	(6,498)	(1,759)
Cross-currency swap	Interest expense	119	13	332	219
Total designated derivative financial instruments		$(126)	$252	$(2,437)	$10,258
(1)In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in Accumulated other comprehensive loss that were reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the three and nine months ended September 30, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” and was amortized to “Loss on debt extinguishment and termination of derivative instruments” through August 2024.
The Company’s derivatives are subject to master netting agreements. The impacts from offsetting were immaterial as of September 30, 2025 and there were no impacts from offsetting as of December 31, 2024.
As of September 30, 2025 and December 31, 2024, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
6. Fair Value Measurements
As of September 30, 2025 and December 31, 2024, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of the instruments.
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
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

		Fair Value
	Fair Value Hierarchy	September 30, 2025	December 31, 2024
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap assets	Level 2	$2,751	$14,141
Interest rate swap liabilities	Level 2	$4,073	$3,021
Cross-currency swap assets (Foreign exchange contracts)	Level 2	$9,292	$15,727

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$—	$25,394

Disclosed at fair value:
Public 5.600% Notes(1)	Level 2	$406,962	$—
Public 5.409% Notes(1)	Level 2	$491,165	$478,950
Senior Unsecured Notes (excluding Public 5.600% Notes and Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$2,906,794	$2,660,494
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 4 - Debt to these Condensed Consolidated Financial Statements.
7. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and nine months ended September 30, 2025 and 2024, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 - Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. Since the legislation was signed into law during the three months ended September 30, 2025, the estimates are included in our operating results for the three and nine months ended September 30, 2025. The legislation did not have a material impact on our income tax expense for the third quarter 2025, and we don’t expect it to materially change our effective income tax rate for 2025.

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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of September 30, 2025 and December 31, 2024 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of September 30, 2025 and December 31, 2024.
Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of September 30, 2025 and December 31, 2024. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.
9. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(58,468)	$(14,313)	$(27,279)	$(16,640)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$800	$279	$898	$383
Loss arising during period	(49)	(13)	(147)	(117)
Net loss on pension and other postretirement benefit	(49)	(13)	(147)	(117)
Balance at end of period, net of tax	$751	$266	$751	$266
Foreign currency:
Balance at beginning of period, net of tax	$(65,089)	$(42,792)	$(46,028)	$(31,587)
Cumulative translation adjustment	(8,368)	41,282	96,896	3,983
Non-derivative net investment hedges(1)	2,992	(37,262)	(122,107)	(11,168)
Derivative net investment hedge(1)	105	—	(1,493)
Reclassification of derivative net investment hedge to earnings(1)	1,493	—	1,493	—
Reclassification of accumulated CTA on SuperFrio sale proceeds	(1,579)	—	(1,579)	—
Reclassification of CTA to earnings upon sale of partially owned entity	—	—	2,372	—
Net (loss) gain on foreign currency translation	(5,357)	4,020	(24,418)	(7,185)
Balance at end of period, net of tax	$(70,446)	$(38,772)	$(70,446)	$(38,772)
Designated derivatives:
Balance at beginning of period, net of tax	$5,821	$28,200	$17,851	$14,564
Cash flow hedge derivatives(1)	437	(22,228)	(13,904)	1,414
Net amount reclassified from AOCI to earnings(1)	(1,367)	(252)	944	(10,258)
Net loss on designated derivatives	(930)	(22,480)	(12,960)	(8,844)
Balance at end of period, net of tax	$4,891	$5,720	$4,891	$5,720
Closing balance - accumulated other comprehensive loss	$(64,804)	$(32,786)	$(64,804)	$(32,786)
(1)Refer to Note 5 - Derivative Financial Instruments for details of our derivative and designated non-derivative financial instruments, including the classification on the Condensed Consolidated Statements of Operations for items reclassified from AOCI to Net loss.

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment contribution metrics help investors understand revenues, costs, and earnings among service types. Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate Selling, general, and administrative expense; Acquisition, cyber incident, and other, net; Impairment of long-lived assets; Net loss (gain) from sale of real estate and all components of non-operating other income and expense.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to Loss before income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Segment revenues:
Warehouse	$607,014	$612,181	$1,776,441	$1,810,278
Transportation	47,843	51,764	139,933	159,254
Third-party managed	8,808	10,226	27,019	30,574
Total revenues	663,665	674,171	1,943,393	2,000,106

Significant Segment Expenses:
Warehouse:
Power	42,439	41,767	109,692	112,182
Other facilities costs	60,421	67,211	177,646	195,190
Labor	253,985	253,258	743,138	747,057
Other services costs	55,186	51,321	153,392	155,563
Total Warehouse Cost of Operations	412,031	413,557	1,183,868	1,209,992

Transportation services cost of operations	40,107	43,323	116,201	130,441
Third-party managed services cost of operations	6,499	8,073	20,792	24,136
Total segment expenses	$458,637	$464,953	$1,320,861	$1,364,569

Segment contribution:
Warehouse	194,983	198,624	592,573	600,286
Transportation	7,736	8,441	23,732	28,813
Third-party managed	2,309	2,153	6,227	6,438
Total segment contribution	205,028	209,218	622,532	635,537

Depreciation and amortization expense	(88,023)	(89,362)	(267,467)	(271,106)
Selling, general, and administrative expense	(70,982)	(63,663)	(207,124)	(188,542)
Acquisition, cyber incident, and other, net	(29,052)	(26,014)	(77,692)	(44,025)
Impairment of long-lived assets	(77)	(2,953)	(5,303)	(2,953)
Net (loss) gain from sale of real estate	(143)	—	11,617	3,514
Interest expense	(33,931)	(34,255)	(108,293)	(100,865)
Loss on debt extinguishment and termination of derivative instruments	—	(218)	—	(116,082)
Loss from investments in partially owned entities	(41)	(1,037)	(1,739)	(3,020)
Other, net	(477)	3,723	6,594	27,872
Loss before income taxes	$(17,698)	$(4,561)	$(26,875)	$(59,670)

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
A reconciliation of the basic and diluted weighted-average common stock outstanding for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Weighted average common stock outstanding – basic	285,898	284,861	285,622	284,729
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common stock outstanding – diluted	285,898	284,861	285,622	284,729
For the three and nine months ended September 30, 2025 and 2024, potential common stock under the treasury stock method and the if-converted method were antidilutive because the Company reported net loss for such periods. Consequently, the Company did not have any adjustments between basic and diluted loss per share related to stock-based awards for those respective periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
	(In thousands)
Employee stock options	22	57	30	59
Restricted stock units	880	383	838	466
OP units	301	329	329	274
Total	1,203	769	1,197	799
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Revenue from Contracts with Customers
Disaggregated Revenues
The following tables represent a disaggregation of revenues from contracts with customers for the three and nine month ended September 30, 2025 and 2024 by segment and geographic region:

	Three Months Ended September 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$204,017	$20,288	$20,064	$2,094	$246,463
Warehouse services	274,542	29,204	40,905	1,208	345,859
Transportation	21,851	12,538	12,822	632	47,843
Third-party managed	2,186	—	6,622	—	8,808
Total revenues (1)	502,596	62,030	80,413	3,934	648,973
Lease revenues (2)	13,427	631	634	—	14,692
Total revenues	$516,023	$62,661	$81,047	$3,934	$663,665

	Three Months Ended September 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$209,121	$18,929	$18,230	$2,465	$248,745
Warehouse services	283,046	27,001	37,867	1,743	349,657
Transportation	25,121	15,239	10,566	838	51,764
Third-party managed	4,010	—	6,216	—	10,226
Total revenues (1)	521,298	61,169	72,879	5,046	660,392
Lease revenues (2)	12,230	1,083	466	—	13,779
Total revenues	$533,528	$62,252	$73,345	$5,046	$674,171
(1)Revenues are within the scope of ASC 606: Revenue from Contracts with Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842: Leases.

	Nine Months Ended September 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$607,616	$56,845	$56,417	$6,007	$726,885
Warehouse services	804,643	79,953	115,306	4,073	1,003,975
Transportation	68,198	35,099	34,539	2,097	139,933
Third-party managed	8,225	—	18,794	—	27,019
Total revenues (1)	1,488,682	171,897	225,056	12,177	1,897,812
Lease revenues (2)	41,507	2,431	1,643	—	45,581
Total revenues	$1,530,189	$174,328	$226,699	$12,177	$1,943,393

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$640,078	$55,174	$55,593	$6,042	$756,887
Warehouse services	823,532	77,202	105,723	4,202	1,010,659
Transportation	82,847	45,743	28,655	2,009	159,254
Third-party managed	12,596	—	17,978	—	30,574
Total revenues (1)	1,559,053	178,119	207,949	12,253	1,957,374
Lease revenues (2)	36,975	3,826	1,931	—	42,732
Total revenues	$1,596,028	$181,945	$209,880	$12,253	$2,000,106
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
As of September 30, 2025, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 7% of these remaining performance obligations as revenue in 2025, and the remaining 93% to be recognized over a weighted average period of 15.6 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2025, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $361.8 million and $381.0 million as of September 30, 2025 and December 31, 2024, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $23.3 million and $22.0 million as of September 30, 2025 and December 31, 2024, respectively. Substantially all revenues that were included in the contract liability balances at the beginning of 2025 have been recognized as of September 30, 2025, and represent revenues from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include, but are not limited to, those identified below and those described in Part I of this report under "Cautionary Statement Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q and "Risk Factors” in our 2024 Annual Report on Form 10-K.
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled storage, logistics, real estate and value-added services, and is focused on the ownership, operation, acquisition and development of temperature-controlled warehouses. As of September 30, 2025, we operated 235 warehouses globally, totaling approximately 1.4 billion cubic feet, with 191 warehouses in North America, 24 in Europe, 18 warehouses in Asia-Pacific, and 2 warehouses in South America.
Our business includes three primary business segments: Warehouse, Transportation, and Third-party managed. As of September 30, 2025, we have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
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

Additionally, as part of our initiatives to streamline our business processes and to reduce our cost structure, we are continuously evaluating whether to exit less strategic and profitable markets and business lines, including the sale of certain warehouse assets, the exit of certain leased facilities, and the exit of certain managed warehouse agreements. Through our process of active portfolio management, we continue to evaluate our markets and offerings.
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
Key Factors Affecting Our Business and Financial Results
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. The activities associated with Project Orion are expected to be substantially complete, with the exception of the implementation in Europe, within three years from the project’s start date. Since inception, the Company has incurred $212.5 million of implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Condensed Consolidated Statements of Operations and costs deferred in “Other assets” on the Condensed Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs were $82.9 million and $80.5 million as of September 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2024, the Company deployed the first phase of Project Orion in North America and Asia Pacific. The implementation costs deferred within “Other assets” on the Condensed Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Condensed Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as the implementation of Project Orion related systems and software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the Project Orion related systems and software associated with the first phase of Project Orion to be ten years and is amortizing the costs associated with such implementation on a straight-line basis over such period. The amortization expense recognized during the three and nine months ended September 30, 2025 related to the Project Orion phase one implementation was $6.1 million and $13.0 million, respectively. The amortization expense recognized during the three and nine months ended September 30, 2024 related to the Project Orion phase one implementation was $1.8 million and $2.4 million, respectively.
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
Sale of SuperFrio Joint Venture
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. This sale resulted in the recognition of a net $2.4 million gain for the nine months ended September 30, 2025, which was recognized within “Other, net” on the Condensed Consolidated Statements of Operations. The gain is net of a $2.4 million loss related to the reclassification of foreign currency translation adjustments previously recorded in “Accumulated other comprehensive loss”. As the proceeds associated with this transaction were required to be held by our Brazilian subsidiary until July of 2025, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 requiring the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million. The total cash outflow of $1.5 million paid to the hedge counterparty is included within “Payment for foreign currency exchange forwards settlement” on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025.
Gain From Sale of Real Estate Assets
The Company continues to proactively optimize its real estate portfolio by actively marketing and selling idle or non-accretive facilities. During the nine months ended September 30, 2025, the Company finalized the sale of four facilities for total proceeds of $24.4M and a total gain of $11.6M which is recognized within “Net loss (gain) from sale of real estate” on the Condensed Consolidated Statements of Operations.
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

These purchases resulted in the recognition of a $115.1 million loss for the nine months ended September 30, 2024, recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Condensed Consolidated Statements of Operations included herein.
Significant Risks and Uncertainties
Refer to “Risk Factors” in our 2024 Annual Report on Form 10-K.
Seasonality
We specialize in providing services to businesses within the food industry whose businesses are often seasonal or cyclical. In a typical year, the first and second quarter segment contributions, as defined below, are relatively consistent. On a portfolio-wide basis, physical occupancy rates are generally the lowest during May and June and typically increase gradually thereafter, due to annual harvests and our customers’ historic focus on building inventories for end-of-year holidays, which generally peak between mid-September and early December. The external temperature reaches annual peaks for a majority of our portfolio during the third and fourth quarter of the year resulting in increased power expenses.
While these are the seasonal trends we would generally expect, in the current year we have not experienced the same typical patterns. To manage earnings volatility due to seasonality, we have implemented fixed commitment contracts with certain customers. These fixed commitment contracts obligate our customers to pay for guaranteed warehouse space to maintain required inventory levels, particularly during peak occupancy periods. Our diverse customer base also mitigates the impact of seasonality as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer while demand for frozen turkeys usually peaks in the late fall). Additionally, our southern hemisphere operations in Australia, New Zealand and South America complement the growing and harvesting cycles in North America and Europe, further balancing seasonality’s impact on our operations.
Financial Trends and Uncertainties
Management believes that recent and future operating results may continue to be impacted by broader macroeconomic conditions, including consumer spending conservatism, persistent inflationary pressures, tariff-related uncertainty, and reductions in government-sponsored benefits. These factors have collectively influenced purchasing behavior, which in turn affect our customers’ production volumes and the corresponding demand for our temperature-controlled storage and handling services. The cold storage industry has also experienced increased speculative capacity, particularly in key distribution markets, which has increased competition. Management believes these trends are reasonably likely to continue to impact future results; however, despite these headwinds, we remain focused on disciplined cost control, delivering high-quality customer service, and investing in areas of the business that offer the greatest long-term value.
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
•Warehouse segment contribution NOI is calculated as warehouse segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative; corporate-level Acquisition, cyber incident, and other, net, Impairment of long-lived assets, Net loss (gain) from sale of real estate, and all components of Other (expense) income.
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as transportation segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, Impairment of long-lived assets, Net loss (gain) from sale of real estate and all components of Other (expense) income.
•Third-Party Managed contribution NOI is calculated as third-party managed segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expenses, corporate-level Acquisition, cyber incident, and other, net, Impairment of long-lived assets, Net loss (gain) from sale of real estate and all components of Other (expense) income.
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
The following table shows the number of same store and non-same store warehouses in our portfolio as of September 30, 2025. The non-same store count in the table below includes the impact of sites sold or otherwise disposed during the period presented.

Warehouse site count	As of September 30, 2025
Total Warehouses	235
Same Store Warehouses	223
Non-Same Store Warehouses (1)	9
Third-Party Managed Warehouses	3
(1) As of September 30, 2025, the non-same store facility count consists of: 4 sites that are in the recently completed expansion and development phase, 3 facilities where the executive leadership team has approved exits in the current year (2 of which are leased facilities and 1 of which is an owned facility and the Company is in pursuit to sell), 1 facility that we purchased in 2025, and 1 recently leased warehouse in Australia. As of September 30, 2025, there are 4 sites in the development and expansion phase that will be added to the non-same store pool when operations commence.
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
Transportation
Transportation services revenues are derived from fees charged for transportation of our customers products, often including fuel and capacity surcharges.
Transportation services cost of operations are primarily affected by third-party carrier costs, which are influenced by carrier factors like driver and equipment availability. In select markets, we use our drivers and assets, incurring costs like wages, fuel, tolls, insurance, and maintenance to operate these assets.

Third-Party Managed
Third-party managed services revenues. Reimbursements that we receive for expenses incurred for warehouses that we manage on behalf of third-party owners are recognized as third-party managed services revenues. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs.
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
Acquisition, cyber incident, and other, net consists of non-recurring or non-routine costs including acquisition related costs, severance, terminated site operations costs, non-routine stock compensation expense associated with certain employee awards, and cyber incident related costs, net of insurance recoveries. It also includes certain software implementation costs, and professional and consulting fees for strategic projects (including Project Orion). These costs are not representative of our normal course of operations.
Impairment of long-lived assets represents the impairment of certain long-lived assets whose values are considered unrecoverable.
Net loss (gain) from sale of real estate represents gains or losses recognized from the sale of Company owned real estate.
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

Results of Operations
Comparison of Results for the Three Months Ended September 30, 2025 and 2024
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$261,155	$261,561	$262,524	(0.5)%	(0.4)%
Warehouse services	345,859	345,821	349,657	(1.1)%	(1.1)%
Total revenues	$607,014	$607,382	$612,181	(0.8)%	(0.8)%
Global Warehouse cost of operations:
Power	42,439	42,379	41,767	1.6%	1.5%
Other facilities costs(2)	60,421	60,533	67,211	(10.1)%	(9.9)%
Labor	253,985	254,226	253,258	0.3%	0.4%
Other services costs(3)	55,186	55,065	51,321	7.5%	7.3%
Total warehouse segment cost of operations	$412,031	$412,203	$413,557	(0.4)%	(0.3)%

Global Warehouse contribution (NOI)	$194,983	$195,179	$198,624	(1.8)%	(1.7)%
Rent and storage contribution (NOI)	$158,295	$158,649	$153,546	3.1%	3.3%
Services contribution (NOI)	$36,688	$36,530	$45,078	(18.6)%	(19.0)%
Global Warehouse margin	32.1%	32.1%	32.4%	-30 bps	-30 bps
Rent and storage margin	60.6%	60.7%	58.5%	210 bps	220 bps
Warehouse services margin	10.6%	10.6%	12.9%	-230 bps	-230 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,057	n/a	4,237	(4.2)%	n/a
Average physical occupied pallets	3,448	n/a	3,682	(6.4)%	n/a
Average physical pallet positions	5,494	n/a	5,525	(0.6)%	n/a
Economic occupancy percentage	73.8%	n/a	76.7%	-290 bps	n/a
Physical occupancy percentage	62.8%	n/a	66.6%	-380 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$64.37	$64.47	$61.96	3.9%	4.1%
Total rent and storage revenues per average physical occupied pallet	$75.74	$75.86	$71.30	6.2%	6.4%
Global Warehouse services metrics:
Throughput pallets	8,889	n/a	9,205	(3.4)%	n/a
Total warehouse services revenues per throughput pallet	$38.91	$38.90	$37.99	2.4%	2.4%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Includes real estate rent expense of $7.4 million and $8.5 million, on an actual basis, for the three months ended September 30, 2025 and 2024, respectively.
(3)Includes non-real estate rent expense (equipment lease and rentals) of $2.6 million and $3.0 million, on an actual basis, for the three months ended September 30, 2025 and 2024, respectively.
n/a - not applicable

On a constant currency basis, our warehouse segment revenues decreased $4.8 million, or 0.8%, during the three months ended September 30, 2025, as compared to the same period in the prior year. This decrease was driven by the $9.0 million decrease in revenues in our same store pool, partially offset by the $4.2 million increase in revenues in our non-same store pool, both on a constant currency basis. The overall decrease in our warehouse segment revenues was principally driven by lower overall volumes due to a competitive environment, changes in consumer buying habits, and the related change in food production levels. Such changes are due to increasing consumer conservatism, amid an inflationary environment, and increased capacity associated with recent speculative development in the cold storage industry, partially offset by annual rate increases in the normal course of operations. The partially offsetting increase in our non-same store pool is primarily attributable to the six new locations added in the current year which were recently completed, acquired, or leased.
On a constant currency basis, our warehouse segment cost of operations decreased $1.4 million, or 0.3%, during the three months ended September 30, 2025, as compared to the same period of the prior year. This is primarily driven by a decrease of $3.4 million in our same store pool, partially offset by an increase of $2.0 million in our non-same store pool, both on a constant currency basis. The decrease in our same store pool is discussed further in the same store discussion below. The increase in the non-same store pool is primarily attributable to the increase in revenues as described above.
On a constant currency basis, warehouse segment NOI decreased 1.7% during the three months ended September 30, 2025, as compared to the same period of the prior year. This is primarily due to decreased NOI in our same store pool of $5.6 million, on a constant currency basis, due to factors discussed below related to the same store warehouse performance. This was partially offset by increased NOI in our non-same store pool of $2.2 million, on a constant currency basis, due primarily to the factors described above.

Same Store and Non-Same Store Results
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of same store warehouses	223		223
	(Dollars and units in thousands, except per pallet data)
Same store revenues:
Rent and storage	$250,591	$250,986	$256,287	(2.2)%	(2.1)%
Warehouse services	335,933	335,829	339,542	(1.1)%	(1.1)%
Total same store revenues	$586,524	$586,815	$595,829	(1.6)%	(1.5)%
Same store cost of operations:
Power	40,269	40,207	39,991	0.7%	0.5%
Other facilities costs	56,360	56,464	61,492	(8.3)%	(8.2)%
Labor	243,134	243,328	245,330	(0.9)%	(0.8)%
Other services costs	51,492	51,365	47,919	7.5%	7.2%
Total same store cost of operations	$391,255	$391,364	$394,732	(0.9)%	(0.9)%

Same store contribution (NOI)	$195,269	$195,451	$201,097	(2.9)%	(2.8)%
Same store rent and storage contribution (NOI)	$153,962	$154,315	$154,804	(0.5)%	(0.3)%
Same store services contribution (NOI)	$41,307	$41,136	$46,293	(10.8)%	(11.1)%
Same store margin	33.3%	33.3%	33.8%	-50 bps	-50 bps
Same store rent and storage margin	61.4%	61.5%	60.4%	100 bps	110 bps
Same store services margin	12.3%	12.2%	13.6%	-130 bps	-140 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,969	n/a	4,137	(4.1)%	n/a
Average physical occupied pallets	3,392	n/a	3,584	(5.4)%	n/a
Average physical pallet positions	5,257	n/a	5,284	(0.5)%	n/a
Economic occupancy percentage	75.5%	n/a	78.3%	-280 bps	n/a
Physical occupancy percentage	64.5%	n/a	67.8%	-330 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$63.14	$63.24	$61.95	1.9%	2.1%
Same store rent and storage revenues per average physical occupied pallet	$73.88	$73.99	$71.51	3.3%	3.5%
Same store services metrics:
Throughput pallets	8,708	n/a	8,999	(3.2)%	n/a
Same store warehouse services revenues per throughput pallet	$38.58	$38.57	$37.73	2.3%	2.2%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
Same store rent and storage revenues decreased by $5.3 million, on a constant currency basis, primarily due to a decrease in economic occupancy of 280 basis points. This decrease in revenues associated with the decline in economic occupancy was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 2.1% during the three months ended September 30, 2025, as compared to the same period in the prior year. The overall decrease in economic occupancy was due to the same factors discussed above for the total warehouse segment.
Same store services revenues decreased by $3.7 million on a constant currency basis, primarily due to overall volume decreases. More specifically, our throughput volume decreased by 3.2% during the three months ended September 30, 2025, as compared to the same period in the prior year. This was partially offset by an increase in constant currency same store warehouse services revenues per throughput pallet of 2.2%.
Same store costs of operations decreased by $3.4 million, on a constant currency basis, primarily driven by lower labor and other facilities costs, partially offset by higher other services costs and higher power costs. The decrease in other facilities costs was primarily attributable to lower facilities maintenance expense, and real property insurance.

	Three Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of non-same store warehouses	9		12
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues:
Rent and storage	$10,564	$10,575	$6,237	n/r	n/r
Warehouse services	9,926	9,992	10,115	n/r	n/r
Total non-same store revenues	$20,490	$20,567	$16,352	n/r	n/r
Non-same store cost of operations:
Power	2,170	2,172	1,776	n/r	n/r
Other facilities costs	4,061	4,069	5,719	n/r	n/r
Labor	10,851	10,898	7,928	n/r	n/r
Other services costs	3,694	3,700	3,402	n/r	n/r
Total non-same store cost of operations	$20,776	$20,839	$18,825	n/r	n/r

Non-same store contribution (NOI)	$(286)	$(272)	$(2,473)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$4,333	$4,334	$(1,258)	n/r	n/r
Non-same store services contribution (NOI)	$(4,619)	$(4,606)	$(1,215)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	88	n/a	100	n/r	n/a
Average physical occupied pallets	56	n/a	98	n/r	n/a
Average physical pallet positions	237	n/a	241	n/r	n/a
Economic occupancy percentage	37.1%	n/a	41.5%	n/r	n/a
Physical occupancy percentage	23.6%	n/a	40.7%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$120.05	$120.17	$62.37	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$188.64	$188.84	$63.64	n/r	n/r
Non-same store services metrics:
Throughput pallets	181	n/a	206	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$54.84	$55.20	$49.10	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our transportation segment for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$47,843	$47,801	$51,764	(7.6)%	(7.7)%
Transportation services cost of operations	40,107	40,059	43,323	(7.4)%	(7.5)%
Transportation segment contribution (NOI)	$7,736	$7,742	$8,441	(8.4)%	(8.3)%

Transportation margin	16.2%	16.2%	16.3%	-10 bps	-10 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $4.0 million, or 7.7%, as compared to the same period in the prior year. The decrease was primarily due to overall lower volumes driven by softening transportation demand in the current macro-economic environment coupled with certain customer exits and site exits in North America and certain areas of Europe, partially offset by an increase in transportation revenues in Asia-Pacific due to a newly leased warehouse in Australia.
On a constant currency basis, transportation cost of operations decreased $3.3 million, or 7.5%, as compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above for North America and Europe, partially offset by an increase in transportation cost of operations for Asia-Pacific.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of managed sites	3		4
	(Dollars in thousands)
Third-party managed services	$8,808	$8,968	$10,226	(13.9)%	(12.3)%
Third-party managed services cost of operations	6,499	6,610	8,073	(19.5)%	(18.1)%
Third-party managed segment contribution (NOI)	$2,309	$2,358	$2,153	7.2%	9.5%

Third-party managed margin	26.2%	26.3%	21.1%	510 bps	520 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, third-party managed revenues decreased $1.3 million, or 12.3%, as compared to the same period in the prior year. The decrease is due to the ceased operations of a certain third-party managed site during the three months ended March 31, 2025, partially offset by an increase in revenues at a certain third-party managed site located in Australia.
On a constant currency basis, third-party managed cost of operations decreased $1.5 million, or 18.1%, as compared to the same period in the prior year due to the factors noted above.
On a constant currency basis, third-party managed segment contribution (NOI) increased $0.2 million, or 9.5% as compared to the same period in the prior year due to the factors noted above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change
	2025	2024	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$88,023	$89,362	$(1,339)	(1.5)%
Selling, general, and administrative	$70,982	$63,663	$7,319	11.5%
Acquisition, cyber incident, and other, net	$29,052	$26,014	$3,038	11.7%
Impairment of long-lived assets	$77	$2,953	$(2,876)	(97.4)%
Net loss (gain) from sale of real estate	$143	$—	$143	n/r
n/r - not relevant
Depreciation and amortization. Depreciation and amortization expense decreased $1.3 million, or 1.5%, during the three months ended September 30, 2025 as compared to the same period in the prior year. This decrease is substantially driven by the exit or anticipated exit of certain warehouse and transportation related operations, certain of which were classified as held for sale in the fourth quarter of 2024.
Selling, general, and administrative. During the three months ended September 30, 2025, corporate-level selling, general, and administrative expenses increased $7.3 million, or 11.5%, compared to the same period in the prior year. This increase was primarily driven by the go-live of Project Orion in North America and Asia Pacific which resulted in higher software related expenses (primarily software license fees and deferred cost amortization) during the three months ended September 30, 2025.

Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident, and other, net include the following:

	Three Months Ended September 30,		Change
	2025	2024(1)	$	%
Acquisition, cyber incident, and other, net:	(In thousands)
Project Orion expenses	$11,890	$21,595	$(9,705)	(44.9)%
Other, net	8,295	927	7,368	n/r
Closed site costs, excluding severance	4,864	(61)	4,925	n/r
Severance costs	2,112	1,453	659	45.4%
Cyber incident related costs, net of insurance recoveries	1,061	739	322	43.6%
Acquisition and integration related costs	830	1,361	(531)	(39.0)%
Total acquisition, cyber incident, and other, net	$29,052	$26,014	$3,038	n/r
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
n/r - not relevant
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs decreased by $9.7 million compared to the same period in the prior year primarily due to decreased contract labor, professional fees, and other non-capitalizable integration related costs.
Other, net for the three months ended September 30, 2025 includes non-routine stock compensation expense associated with certain employee awards and software implementation expenses and professional and consulting fees for strategic projects. Other, net was not significant for the three months ended September 30, 2024.
Closed site costs, excluding severance, include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses, but do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs. These costs have increased $4.9 million compared to the same period in the prior year primarily driven by increased expenses for recently closed operations and certain assets classified as held for sale.
Impairment of long-lived assets. The Company’s impairment of long-lived asset charges were not significant during three months ended September 30, 2025. The Company’s impairment charges recognized during the three months ended September 30, 2024 were primarily related to the anticipated exit of certain warehouse operations.
Net loss (gain) from sale of real estate. During the three months ended September 30, 2025, the Company recorded a net gain on real estate of $0.1 million related to the strategic sale of one previously impaired facility in the United States.

Other Income and Expense
The following table presents items of other income and expense for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(In thousands)
Interest expense	$33,931	$34,255	$(324)	(0.9)%
Loss on debt extinguishment and termination of derivative instruments	$—	$218	$(218)	(100.0)%
Loss from investments in partially owned entities	$41	$1,037	$(996)	(96.0)%
Other, net	$(477)	$3,723	$(4,200)	n/r
n/r - not relevant
Interest expense. Interest expense decreased $0.3 million, or 0.9%, as compared to the three months ended September 30, 2024. This was primarily due to an increase in capitalized interest and a decrease in interest on the U.S. dollar denominated Revolver due to timing of draws outstanding, offset by the overall increase in outstanding debt, most notably the issuance of our $500.0 million Public 5.409% Notes during the three months ended September 30, 2024 and the issuance of our $400.0 million Public 5.600% Notes during the three months ended June 30, 2025.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased $1.0 million as compared to the three months ended September 30, 2024 due to the Company’s sale of its equity interest in the SuperFrio joint venture in April 2025.
Other, net. Other, net was an expense of $0.5 million for the three months ended September 30, 2025, as compared to a benefit of $3.7 million for the three months ended September 30, 2024. The change in Other, net is primarily attributable to a decrease in interest income, a decrease in other miscellaneous income, and an increase in foreign currency exchange loss.
Income Taxes
Income tax benefit for the three months ended September 30, 2025 was $6.2 million, an increase of $5.4 million from an income tax benefit of $0.8 million for the three months ended September 30, 2024. The increase is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.

Comparison of Results for the Nine Months Ended September 30, 2025 and 2024
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$772,466	$775,323	$799,619	(3.4)%	(3.0)%
Warehouse services	1,003,975	1,007,315	1,010,659	(0.7)%	(0.3)%
Total revenues	$1,776,441	$1,782,638	$1,810,278	(1.9)%	(1.5)%
Global Warehouse cost of operations:
Power	109,692	109,965	112,182	(2.2)%	(2.0)%
Other facilities costs(2)	177,646	178,367	195,190	(9.0)%	(8.6)%
Labor	743,138	746,192	747,057	(0.5)%	(0.1)%
Other services costs(3)	153,392	153,693	155,563	(1.4)%	(1.2)%
Total warehouse segment cost of operations	$1,183,868	$1,188,217	$1,209,992	(2.2)%	(1.8)%

Global Warehouse contribution (NOI)	$592,573	$594,421	$600,286	(1.3)%	(1.0)%
Rent and storage contribution (NOI)	$485,128	$486,991	$492,247	(1.4)%	(1.1)%
Services contribution (NOI)	$107,445	$107,430	$108,039	(0.5)%	(0.6)%
Global Warehouse margin	33.4%	33.3%	33.2%	20 bps	10 bps
Rent and storage margin	62.8%	62.8%	61.6%	120 bps	120 bps
Warehouse services margin	10.7%	10.7%	10.7%	0 bps	0 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,081	n/a	4,315	(5.4)%	n/a
Average physical occupied pallets	3,467	n/a	3,744	(7.4)%	n/a
Average physical pallet positions	5,505	n/a	5,525	(0.4)%	n/a
Economic occupancy percentage	74.1%	n/a	78.1%	-400 bps	n/a
Physical occupancy percentage	63.0%	n/a	67.8%	-480 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$189.28	$189.98	$185.31	2.1%	2.5%
Total rent and storage revenues per average physical occupied pallet	$222.81	$223.63	$213.57	4.3%	4.7%
Global Warehouse services metrics:
Throughput pallets	26,405	n/a	27,280	(3.2)%	n/a
Total warehouse services revenues per throughput pallet	$38.02	$38.15	$37.05	2.6%	3.0%
(1)     The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)    Includes real estate rent expense of $21.3 million and $26.9 million, on an actual basis, for the nine months ended September 30, 2025 and 2024, respectively.
(3)     Includes non-real estate rent expense (equipment lease and rentals) of $7.4 million and $9.5 million, on an actual basis, for the nine months ended September 30, 2025 and 2024, respectively.
n/a - not applicable

On a constant currency basis, our warehouse segment revenues decreased $27.6 million, or 1.5%, during the nine months ended September 30, 2025, as compared to the same period in the prior year. This decrease was driven by the $25.3 million decrease in our same store pool, and a $2.4 million decrease in our non-same store pool, both on a constant currency basis.
On a constant currency basis, our warehouse segment cost of operations decreased $21.8 million, or 1.8%, during the nine months ended September 30, 2025, as compared to the same period in the prior year. This is primarily driven by a decrease of $17.8 million in our non-same store pool, and a decrease of $4.0 million in our same store pool, both on a constant currency basis. The decrease in the non-same store pool is primarily related to the decision to close certain facilities in the non-same store portfolio and lower overall volume, which resulted in lower operating expenses during the nine months ended September 30, 2025 as compared to the same period in the prior year.
On a constant currency basis, warehouse segment NOI decreased 1.0% during the nine months ended September 30, 2025, as compared to the same period in the prior year. This is primarily due to decreased NOI in our same store pool of $21.3 million, on a constant currency basis, due to the factors discussed below related to the same store warehouse performance. This was partially offset by increased NOI in our non-same store pool of $15.4 million, on a constant currency basis, due primarily to the factors described above.

Same Store and Non-Same Store Results
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of same store warehouses	223		223
	(Dollars and units in thousands, except per pallet data)
Same store revenues:
Rent and storage	$742,999	$745,838	$772,485	(3.8)%	(3.4)%
Warehouse services	976,638	979,844	978,480	(0.2)%	0.1%
Total same store revenues	$1,719,637	$1,725,682	$1,750,965	(1.8)%	(1.4)%
Same store cost of operations:
Power	105,031	105,300	106,283	(1.2)%	(0.9)%
Other facilities costs	170,867	171,574	174,084	(1.8)%	(1.4)%
Labor	714,947	717,901	716,356	(0.2)%	0.2%
Other services costs	141,582	141,869	143,940	(1.6)%	(1.4)%
Total same store cost of operations	$1,132,427	$1,136,644	$1,140,663	(0.7)%	(0.4)%

Same store contribution (NOI)	$587,210	$589,038	$610,302	(3.8)%	(3.5)%
Same store rent and storage contribution (NOI)	$467,101	$468,964	$492,118	(5.1)%	(4.7)%
Same store services contribution (NOI)	$120,109	$120,074	$118,184	1.6%	1.6%
Same store margin	34.1%	34.1%	34.9%	-80 bps	-80 bps
Same store rent and storage margin	62.9%	62.9%	63.7%	-80 bps	-80 bps
Same store services margin	12.3%	12.3%	12.1%	20 bps	20 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,995	n/a	4,202	(4.9)%	n/a
Average physical occupied pallets	3,404	n/a	3,640	(6.5)%	n/a
Average physical pallet positions	5,266	n/a	5,280	(0.3)%	n/a
Economic occupancy percentage	75.9%	n/a	79.6%	-370 bps	n/a
Physical occupancy percentage	64.6%	n/a	68.9%	-430 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$185.98	$186.69	$183.84	1.2%	1.6%
Same store rent and storage revenues per average physical occupied pallet	$218.27	$219.11	$212.22	2.9%	3.2%
Same store services metrics:
Throughput pallets	25,847	n/a	26,633	(3.0)%	n/a
Same store warehouse services revenues per throughput pallet	$37.79	$37.91	$36.74	2.9%	3.2%
(1)     The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable

Same store rent and storage revenues decreased by $26.6 million, on a constant currency basis, primarily due to a decrease in economic occupancy of 370 bps. This decrease in revenues associated with economic occupancy was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 1.6% during the nine months ended September 30, 2025, as compared to the same period in the prior year. The overall decrease in economic occupancy was principally driven by lower overall volumes due to a competitive environment, changes in consumer buying habits, and the related change in food production levels. Such changes are due to increasing consumer conservatism, amid an inflationary environment, and increased capacity associated with recent speculative development in the cold storage industry, partially offset by annual rate increases in the normal course of operations.
Same store services revenues increased $1.4 million on a constant currency basis, primarily due to general rate increases. Specifically, our constant currency same store services revenues per throughput pallet increased 3.2% during the nine months ended September 30, 2025, as compared to the same period in the prior year. This was partially offset by a decrease in throughput of 3.0%.
Same store costs of operations decreased by $4.0 million on a constant currency basis, primarily driven by lower other services costs, lower other facilities costs, and lower power costs. The decrease in other facilities costs was primarily attributable to a decrease of facility maintenance expenses, lower facility service costs. The decrease in other services costs was primarily attributable to lower equipment rental expenses, lower office administrative expenses, and lower carriers and travel expenses, partially offset by an increase in warehouse expenses.

	Nine Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of non-same store warehouses	9		12
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues:
Rent and storage	$29,467	$29,485	$27,134	n/r	n/r
Warehouse services	27,337	27,471	32,179	n/r	n/r
Total non-same store revenues	$56,804	$56,956	$59,313	n/r	n/r
Non-same store cost of operations:
Power	4,661	4,665	5,899	n/r	n/r
Other facilities costs	6,779	6,793	21,106	n/r	n/r
Labor	28,191	28,291	30,701	n/r	n/r
Other services costs	11,810	11,824	11,623	n/r	n/r
Total non-same store cost of operations	$51,441	$51,573	$69,329	n/r	n/r

Non-same store contribution (NOI)	$5,363	$5,383	$(10,016)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$18,027	$18,027	$129	n/r	n/r
Non-same store services contribution (NOI)	$(12,664)	$(12,644)	$(10,145)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	86	n/a	113	n/r	n/a
Average physical occupied pallets	63	n/a	104	n/r	n/a
Average physical pallet positions	239	n/a	245	n/r	n/a
Economic occupancy percentage	36.0%	n/a	46.1%	n/r	n/a
Physical occupancy percentage	26.4%	n/a	42.4%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$342.64	$342.85	$240.12	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$467.73	$468.02	$260.90	n/r	n/r
Non-same store services metrics:
Throughput pallets	558	n/a	647	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$48.99	$49.23	$49.74	n/r	n/r
(1)    The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our transportation segment for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services	$139,933	$140,586	$159,254	(12.1)%	(11.7)%
Transportation services cost of operations	116,201	116,775	130,441	(10.9)%	(10.5)%
Transportation segment contribution (NOI)	$23,732	$23,811	$28,813	(17.6)%	(17.4)%

Transportation margin	17.0%	16.9%	18.1%	-110 bps	-120 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues decreased $18.7 million, or 11.7%, as compared to the same period in the prior year. The decrease was primarily due to overall lower volumes driven by softening transportation demand in the current macro-economic environment coupled with certain customer exits and site exits in North America and certain areas of Europe, partially offset by an increase in transportation revenues in Asia-Pacific due to a newly leased warehouse in Australia and volume increases in the region.
On a constant currency basis, transportation cost of operations decreased $13.7 million, or 10.5%, as compared to the same period in the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above for North America and Europe, partially offset by an increase in transportation cost of operations for Asia-Pacific.
Third-Party Managed Segment
The following table presents the operating results of our third-party managed segment for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of managed sites	3		4
	(Dollars in thousands)
Third-party managed services	$27,019	$27,651	$30,574	(11.6)%	(9.6)%
Third-party managed services cost of operations	20,792	21,248	24,136	(13.9)%	(12.0)%
Third-party managed segment contribution (NOI)	$6,227	$6,403	$6,438	(3.3)%	(0.5)%

Third-party managed margin	23.0%	23.2%	21.1%	190 bps	210 bps
(1) The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, third-party managed revenues decreased $2.9 million, or 9.6%, as compared to the same period in the prior year. The decrease is due to the ceased operations of certain third-party managed sites, one of which ceased during the three months ended June 30, 2024 and another during the three months ended March 31, 2025.
On a constant currency basis, third-party managed cost of operations decreased $2.9 million, or 12.0%, as compared to the same period in the prior year due to the factors noted above.
On a constant currency basis, third-party managed segment contribution (NOI) decreased less than $0.1 million, or 0.5% as compared to the same period in the prior year due to the factors noted above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$267,467	$271,106	$(3,639)	(1.3)%
Selling, general, and administrative	$207,124	$188,542	$18,582	9.9%
Acquisition, cyber incident, and other, net	$77,692	$44,025	$33,667	76.5%
Impairment of long-lived assets	$5,303	$2,953	$2,350	79.6%
Net loss (gain) from sale of real estate	$(11,617)	$(3,514)	$(8,103)	n/r
n/r - not relevant
Depreciation and amortization. Depreciation and amortization expense decreased $3.6 million, or 1.3%, during the nine months ended September 30, 2025 as compared to the same period in the prior year. This decrease is substantially driven by the exit or anticipated exit of certain warehouse and transportation related operations, certain of which were classified as held for sale in the fourth quarter of 2024.
Selling, general, and administrative. During the nine months ended September 30, 2025, corporate-level selling, general and administrative expenses increased $18.6 million, or 9.9%, compared to the same period in the prior year. This increase was primarily driven by the go-live of Project Orion in North America and Asia Pacific (Phase 1), which resulted in higher software related expenses (primarily software license fees and deferred cost amortization).

Acquisition, cyber incident, and other, net. Corporate-level acquisition, cyber incident, and other, net include the following:

	Nine Months Ended September 30,		Change
	2025	2024(1)	$	%
Acquisition, cyber incident, and other, net:	(In thousands)
Project Orion expenses	$35,749	$41,393	$(5,644)	(13.6)%
Closed site costs, excluding severance	15,849	1,683	14,166	n/r
Other, net	14,756	94	14,662	n/r
Acquisition and integration related costs	4,175	3,712	463	12.5%
Severance costs	3,972	4,573	(601)	(13.1)%
Cyber incident related costs, net of insurance recoveries	3,191	(7,430)	10,621	n/r
Total acquisition, cyber incident, and other, net	$77,692	$44,025	$33,667	n/r
(1) Certain prior period amounts have been reclassified to conform to the current period presentation.
n/r - not relevant
Project Orion expenses represent the non-capitalizable portion of our Project Orion costs, which is an investment in and transformation of our technology systems, business processes and customer solutions. The project includes the implementation of a new, best-in-class, cloud-based “ERP” software system. These costs have decreased by $5.6 million compared to the same period in the prior year primarily due to decreased contract labor, professional fees, and other non-capitalizable implementation costs.
Closed site costs, excluding severance, include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses, but do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs. These costs have increased $14.2 million for the nine months ended September 30, 2025 compared to the same period in the prior year primarily driven by lease termination fees of $5.0 million and other expenses for recently exited operations and certain assets classified as held for sale.
Other, net for the nine months ended September 30, 2025 includes non-routine stock compensation expense associated with certain employee awards and software implementation expenses and professional and consulting fees for strategic projects. Other, net for the nine months ended September 30, 2024 includes non-routine stock compensation expense associated with certain employee awards and $0.8 million related to a litigation adjustment.
Cyber incident related costs, net of insurance recoveries represents incremental legal and other costs associated with cybersecurity incidents that occurred in November 2020 and April 2023, net of the receipt of business interruption insurance proceeds. The increase by $10.6 million is primarily due to the $10.0 million payment received during the nine months ended September 30, 2024 for business interruption insurance, which is further described in our 2024 Annual Report on Form 10-K.
Impairment of long-lived assets. During the nine months ended September 30, 2025, the Company recorded impairment charges of $5.3 million primarily related to the exit or anticipated exit of certain warehouse operations.
Net loss (gain) from sale of real estate. During the nine months ended September 30, 2025, the Company recorded a Net loss (gain) from sale of real estate of $11.6 million related to the strategic sale of three facilities in the United States and one facility in Europe. During the nine months ended September 30, 2024, the Company recorded a Net loss (gain) from sale of real estate of $3.5 million related to the strategic sale of one facility in the United States.
Other Income and Expense
The following table presents items of other income and expense for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(In thousands)
Interest expense	$108,293	$100,865	$7,428	7.4%
Loss on debt extinguishment and termination of derivative instruments	$—	$116,082	$(116,082)	(100.0)%
Loss from investments in partially owned entities	$1,739	$3,020	$(1,281)	(42.4)%
Other, net	$6,594	$27,872	$(21,278)	(76.3)%
n/r - not relevant
Interest expense. Interest expense increased $7.4 million, or 7.4%, compared to the nine months ended September 30, 2024. This was primarily due to an overall increase in outstanding debt, most notably the issuance of our $500.0 million Public 5.409% Notes during the three months ended September 30, 2024 and the issuance of our $400.0 million Public 5.600% Notes during the three months ended June 30, 2025, partially offset by an increase in capitalized interest and a decrease in interest on the U.S. dollar denominated Revolver due to timing of draws outstanding.
Loss on debt extinguishment and termination of derivative instruments. Loss on debt extinguishment and termination of derivative instruments decreased $116.1 million, compared to the nine months ended September 30, 2024. The decrease was primarily due to the purchase of eleven facilities accounted for as failed sale-leaseback, resulting in a loss on debt extinguishment of $115.1 million.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased $1.3 million, or 42.4%, compared to the nine months ended September 30, 2024 due to the Company’s sale of its equity interest in the SuperFrio joint venture in April 2025.
Other, net. Other, net was a benefit of $6.6 million for the nine months ended September 30, 2025, as compared to a benefit of $27.9 million for the nine months ended September 30, 2024. The decrease in the benefit from the prior year is primarily attributable to the $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver, further described in Note 5 - Derivative Financial Instruments, the $8.4 million settlement related to a representations and warranty claim related to a prior acquisition recognized during the nine months ended September 30, 2024 which was not recurring in the current year, and a decrease in interest income, partially offset by the $2.4 million gain from the sale of the SuperFrio joint venture recognized during the nine months ended September 30, 2025.
Income Taxes
Income tax benefit for the nine months ended September 30, 2025 was $0.5 million, compared to an income tax benefit of $1.3 million for the nine months ended September 30, 2024. The decrease is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, and Core EBITDA.
We calculate NAREIT funds from operations, or NAREIT FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation and amortization, impairment charges on real estate related assets, and our share of reconciling items for partially owned entities. We believe that NAREIT FFO is helpful to investors as a supplemental performance measure because it excludes the effect of real estate related depreciation, amortization and gains or losses from sales of real estate or real estate related assets, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, NAREIT FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of extraordinary items as defined under U.S. GAAP including Net loss (gain) on sale of non-real assets; Acquisition, cyber incident, and other, net; Impairment of long-lived assets (excluding certain real estate assets); Loss on debt extinguishment and termination of derivative instruments; Foreign currency exchange loss (gain); Gain on legal settlement related to prior period operations; Project Orion and other software related deferred costs amortization; Our share of reconciling items related to partially owned entities; and Gain from sale of partially owned entity. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

NAREIT FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. NAREIT FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP Net loss and Net loss per common share - diluted (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. NAREIT FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated Statements of Cash Flows (Unaudited) included in our quarterly and annual reports. NAREIT FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our Net loss or Net cash provided by operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our NAREIT FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. We reconcile NAREIT FFO, Core FFO and Adjusted FFO to Net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,449)	$(3,733)	$(26,372)	$(58,340)
Adjustments:
Real estate related depreciation	54,214	56,083	165,105	168,768
Net loss (gain) from sale of real estate	143	—	(11,617)	(3,514)
Net loss (gain) on real estate related asset disposals	13	(27)	14	66
Impairment charges on certain real estate assets	77	2,953	3,816	2,953
Our share of reconciling items related to partially owned entities	153	264	647	830
NAREIT FFO	$43,151	$55,540	$131,593	$110,763
Adjustments:
Net loss (gain) on sale of non-real assets	119	(443)	90	(1,011)
Acquisition, cyber incident, and other, net	29,052	26,014	77,692	44,025
Impairment of long-lived assets (excluding certain real estate assets)	—	—	1,487	—
Loss on debt extinguishment and termination of derivative instruments	—	218	—	116,082
Foreign currency exchange loss (gain)	647	349	676	(10,599)
Gain on legal settlement related to prior period operations	—	—	—	(6,104)
Project Orion and other software related deferred costs amortization	8,778	1,810	15,649	2,391
Our share of reconciling items related to partially owned entities	—	409	145	689
Gain from sale of partially owned entity	—	—	(2,420)	—
Core FFO	$81,747	$83,897	$224,912	$256,236
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,479	1,301	4,402	3,884
Amortization of below/above market leases	367	363	1,081	1,091
Straight-line rent adjustment	64	321	225	1,277
Deferred income tax benefit	(6,385)	(2,764)	(4,567)	(6,498)
Stock-based compensation expense(1)	5,140	6,256	18,993	18,939
Non-real estate depreciation and amortization	33,809	33,279	102,362	102,338
Maintenance capital expenditures(2)	(15,564)	(22,590)	(47,646)	(63,355)
Our share of reconciling items related to partially owned entities	24	74	232	535
Adjusted FFO	$100,681	$100,137	$299,994	$314,447
(1)Stock-based compensation expense excludes any non-routine stock compensation expense associated with certain employee awards, which are recognized within Acquisition, cyber incident, and other, net.
(2)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate NAREIT EBITDA for Real Estate, or NAREIT EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, Net loss before Depreciation and amortization; Interest expense; Income tax benefit; Net loss (gain) from sale of real estate; and Adjustment to reflect share of EBITDAre of partially owned entities. NAREIT EBITDAre is a measure commonly used in our industry, and we present NAREIT EBITDAre to enhance investor understanding of our operating performance. We believe that NAREIT EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss from investments in partially owned entities; Impairment of long-lived assets; Foreign currency exchange loss (gain); Stock-based compensation expense; Loss on debt extinguishment and termination of derivative instruments; Loss (gain) on other asset disposals; Gain on legal settlement related to prior period operations; Project Orion and other software related deferred costs amortization; Reduction in EBITDAre from partially owned entities; and Gain from sale of partially owned entity. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. We calculate Core EBITDA margin as Core EBITDA divided by Total revenues. NAREIT EBITDAre and Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre and Core EBITDA as alternatives to Net loss or Net cash provided by operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,449)	$(3,733)	$(26,372)	$(58,340)
Adjustments:
Depreciation and amortization	88,023	89,362	267,467	271,106
Interest expense	33,931	34,255	108,293	100,865
Income tax benefit	(6,249)	(828)	(503)	(1,330)
Net loss (gain) from sale of real estate	143	—	(11,617)	(3,514)
Adjustment to reflect share of EBITDAre of partially owned entities	282	1,458	2,774	4,448
NAREIT EBITDAre	$104,681	$120,514	$340,042	$313,235
Adjustments:
Acquisition, cyber incident, and other, net	29,052	26,014	77,692	44,025
Loss from investments in partially owned entities	41	1,037	1,739	3,020
Impairment of long-lived assets	77	2,953	5,303	2,953
Foreign currency exchange loss (gain)	647	349	676	(10,599)
Stock-based compensation expense(1)	5,140	6,256	18,993	18,939
Loss on debt extinguishment and termination of derivative instruments	—	218	—	116,082
Loss (gain) on other asset disposals	132	(470)	104	(945)
Gain on legal settlement related to prior period operations	—	—	—	(6,104)
Project Orion and other software related deferred costs amortization	8,778	1,810	15,649	2,391
Reduction in EBITDAre from partially owned entities	(282)	(1,458)	(2,774)	(4,448)
Gain from sale of partially owned entity	—	—	(2,420)	—
Core EBITDA	$148,266	$157,223	$455,004	$478,549
(1)Stock-based compensation expense excludes any non-routine stock compensation expense associated with certain employee awards, which are recognized within Acquisition, cyber incident, and other, net.
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
Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, Inc., a wholly-owned subsidiary of the Company and a limited partner of the Operating Partnership (“Americold Realty Operations”), and certain subsidiaries of the Operating Partnership. Further details of this offering are described in “Note 9 - Debt” to the Notes to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable on March 12 and September 12 of each year.
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
In connection with the Public 5.600% Notes issuance in April 2025, we executed three treasury lock hedge transactions in March of 2025 to hedge the risk-free treasury yield component of the overall rate ultimately assigned to the $400.0 million public debt offering. The treasury locks were tied to $300.0 million of the principal and secured a treasury yield range of 4.0957% to 4.0985%. The transactions settled on March 25, 2025, when the notes were priced, and included proceeds of $1.3 million, which were recognized as a gain within "Accumulated other comprehensive loss" on the Condensed Consolidated Balance Sheets. These amounts are amortized on a straight-line basis as a decrease to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025.

In connection with the issuance of the Public 5.600% Notes, we incurred approximately $4.2 million of debt issuance costs. Additionally, the notes were priced at 99.862% of the principal amount which resulted in a discount amount of $0.6 million. The total of debt issuance costs incurred, including the discount, was approximately $4.8 million. The unamortized balance of the debt issuance costs and discount are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the Condensed Consolidated Balance Sheets and totaled $4.5 million as of September 30, 2025. These costs are amortized to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025, using the effective interest method.

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
Our bad debt expense was $2.3 million and $1.6 million for the three months ended September 30, 2025 and 2024, and $3.7 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, we maintained bad debt allowances of approximately $16.8 million and $24.4 million, respectively, which we believe to be adequate. The decrease in the allowance is aligned with the decrease in accounts receivable as of September 30, 2025.
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
On September 3, 2025, the Company’s Board of Directors declared a 5% increase in the dividend, as compared to the prior year, to $0.23 per share for the third quarter of 2025, which was paid on October 15, 2025 to common stockholders of record as of September 30, 2025.
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K as filed with the SEC.
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2025:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate(1)	$3,554,881
Variable interest rate - unhedged	364,758
Total senior unsecured notes, term loans and borrowings under revolving credit facility	3,919,639

Sale-leaseback financing obligations	75,924
Financing lease obligations	132,008
Total debt and debt-like obligations	$4,127,571

Percent of total debt and debt-like obligations:
Fixed rate(1)	91.2%
Variable rate	8.8%

Effective interest rate as of September 30, 2025(2)	4.15%
(1)The total includes borrowings with a variable interest rate that have been effectively hedged through interest rate swaps, Sale-leaseback financing obligations and Financing lease obligations.
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
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2025, our debt, excluding Sale-leaseback financing obligations and Financing lease obligations, had a weighted average term to maturity of approximately 4.6 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 4 - Debt, Note 5 - Derivative Financial Instruments and Note 9 - Accumulated Other Comprehensive Loss to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of September 30, 2025 for each of the next five years and thereafter, are as follows:

Twelve months ending September 30:(1)	(In thousands)
2026	$939,758
2027	—
2028	449,596
2029	400,000
2030	350,000
Thereafter	1,780,285
Aggregate principal amount of indebtedness	3,919,639
Less: unamortized deferred financing costs	(16,585)
Total indebtedness, net of deferred financing costs	$3,903,054
(1)$200.0 million of the debt listed to mature by September 30, 2026 represents the Senior Unsecured Private Series A Notes. $375.0 million of the debt listed to mature by September 30, 2026 represents the Senior Unsecured Term Loan A Facility Tranche A-1. The terms of this agreement include an option for two twelve-month extensions past the original contractual maturity date in August of 2025. In June 2025, the Company exercised the first twelve-month extension, which extended the maturity date to August of 2026. The Company retains the right to exercise the second twelve-month extension to extend the maturity date to August of 2027. The remaining $364.8 million listed to mature by September 30, 2026 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. The terms of this agreement include an option for two six-month extensions past the contractual maturity date in August of 2026.
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
The following table sets forth our repair and maintenance expenses for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Real estate	$11,633	$10,579	$32,628	$35,516
Personal property	19,132	22,445	60,271	57,668
Total repair and maintenance expenses	$30,765	$33,024	$92,899	$93,184
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
The following table sets forth our total capital expenditures for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Maintenance	$15,564	$22,590	$47,646	$63,355
External growth and integration	—	—	108,448	—
Expansion, development and organic growth	140,858	64,981	412,327	127,814
Technological upgrades and enhancements	3,590	4,724	13,425	8,463
Total capital expenditures(1)	$160,012	$92,295	$581,846	$199,632
(1) Capital expenditures in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 include $32.5 million of costs accrued as of December 31, 2024 and paid during the nine months ended September 30, 2025. Such expenditures exclude $72.9 million of costs accrued during the nine months ended September 30, 2025 that will be paid in a future period.
Capitalized Interest and Other Costs
We incurred capitalized interest of $9.3 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, and $19.4 million and $12.1 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in the capital expenditures noted in the table above. We also incurred capitalized compensation and travel expense aggregating to $10.4 million and $8.9 million during the three months ended September 30, 2025 and 2024, respectively, and $29.4 million and $19.0 million during the nine months ended September 30, 2025 and 2024, respectively.
CRITICAL ACCOUNTING ESTIMATES
Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K for a discussion of our critical accounting estimates and assumptions. There were no material changes during the period covered by this Quarterly Report to the critical accounting estimates and assumptions previously disclosed in our 2024 Annual Report on Form 10-K.

HISTORICAL CASH FLOWS
The following summary discussion of our cash flows is based on the Condensed Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$229,434	$249,272
Net cash used in investing activities	$(511,191)	$(206,447)
Net cash provided by (used in) financing activities	$263,398	$(41,777)
Operating Activities
For the nine months ended September 30, 2025, our net cash provided by operating activities was $229.4 million, a decrease of $19.8 million compared to $249.3 million for the nine months ended September 30, 2024. This decrease was primarily driven by a $10.9 million decrease in total segment contribution on a constant currency basis, higher expenses associated with the implementation of Project Orion, and other increased expenses associated with non-routine transactions recognized within Acquisition, cyber incident, and other, net. These impacts were partially offset by other favorable changes in net working capital (as compared to the impact of changes in working capital in the prior period).
Investing Activities
Net cash used in investing activities was $511.2 million for the nine months ended September 30, 2025. Additions to property, buildings, and equipment were $434.5 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, the Company completed the Houston acquisition for total cash consideration of $108.4 million. Refer to Note 2 - Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction. Other investing activities included cash outflows of $19.7 million associated with a loan to the RSA joint venture. Cash provided by investing activities consisted of $27.5 million of total proceeds from the sale of the equity interest in the SuperFrio joint venture, as well as $25.5 million of total proceeds primarily related to the sale of certain facilities.
Net cash used in investing activities was $206.4 million for the nine months ended September 30, 2024. Additions to property, buildings, and equipment were $204.3 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, we invested $11.4 million in a loan to the RSA joint venture. This was partially offset by proceeds from a sold facility of $9.3 million.
Financing Activities
Net cash provided by financing activities was $263.4 million for the nine months ended September 30, 2025. Cash provided by financing activities consisted of $400.0 million public debt offering and $456.3 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition. Cash used in financing activities consisted of $195.7 million for quarterly dividend payments, $366.0 million in repayments on our Senior Unsecured Revolving Credit Facility, and $27.4 million in finance lease repayments.

Net cash used in financing activities was $41.8 million for the nine months ended September 30, 2024. Cash used in financing activities consisted of $885.3 million in repayments to our Senior Unsecured Revolving Credit Facility, $189.2 million for quarterly dividend payments, $191.0 million related to the facilities accounted for as failed sale-leaseback, and $33.9 million in aggregate lease repayments. Cash provided by financing activities primarily consisted of $759.2 million in proceeds from our Senior Unsecured Revolving Credit Facility and $500.0 million in proceeds from our Public Senior Unsecured Notes offering, which were used to repay a portion of the borrowings outstanding under the Senior Unsecured Revolving Credit Facility and to fund issuance costs related to the offering.
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
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025:

	September 30, 2025	December 31, 2024
	(In thousands)
Total Assets	$5,745,665	$5,720,217
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$4,295,970	$3,552,290

Nine Months Ended September 30, 2025
(In thousands)
Total Revenues	$1,174,233
Revenues from sales to subsidiaries other than the initial guarantors	$—
Operating Income	$64,077
Net loss from continuing operations	$(38,102)
Net loss attributable to the entity	$(38,102)
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
As of September 30, 2025, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This consisted of our Senior Unsecured Term Loan A Facility bearing interest at adjusted one-month SOFR (which includes an adjustment of 0.10%) for the USD tranches and adjusted daily CORRA (which includes an adjustment of 0.30%) for the CAD tranche. These rates are also subject to contractual margins of 0.94%. Additionally, we have entered into interest rate swaps to effectively lock in the floating rates on all of our USD-denominated term loans at a weighted average rate of 4.20% and our CAD-denominated term loan at a rate of 4.53%.
Additionally, as of September 30, 2025, we had $52.0 million, C$80.0 million, €70.5 million, A$207.5 million, and NZ$61.0 million outstanding of Senior Unsecured Revolving Credit Facility draws. At September 30, 2025, adjusted daily SOFR (which includes an adjustment of 0.10%) (USD) was approximately 4.24%, adjusted daily CORRA (which includes an adjustment of 0.30%) (CAD) was approximately 2.85%, one-month BBSW (AUD) was approximately 3.59%, one-month EURIBOR (Euro) was approximately 1.91%, and one-month BKBM (NZD) was approximately 3.10%. These rates are also subject to contractual margins of 0.84%. The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $3.6 million, and a 100 basis point decrease in market interest rates would result in a $3.6 million decrease in annual interest expense. Our interest rate risk exposure at September 30, 2025 was not materially different than what we disclosed in our 2024 Annual Report on Form 10-K as filed with the SEC.

Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2025 was not materially different than what we disclosed in our 2024 Annual Report on Form 10-K as filed with the SEC. The information concerning market risk in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2024 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2024 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of September 30, 2025, no material changes had occurred to the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
Index to Exhibits

Exhibit No.	Description
3.1	Articles of Conversion (incorporated by reference to Exhibit 2.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on May 25, 2022)
3.2	Articles of Incorporation of Americold Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to Americold Realty Trust, Inc.’s Current Report on Form 8-K filed on May 25, 2022)
10.1*#	Offer Letter, dated August 25, 2025, by and between Americold Logistics, LLC and Robert S. Chambers
10.2*#	Retirement Agreement, dated August 25, 2025, by and between Americold Logistics, LLC and George F. Chappelle, Jr.
22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on September 3, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
# Management compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	November 6, 2025	By:	/s/ E. Jay Wells
		Name:	E. Jay Wells
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)