Form 10-K
period 2025-12-31
AMERICOLD REALTY TRUST
filed 2026-02-26
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
As of June 30, 2025, the aggregate market value of the voting common stock owned by non-affiliates of Americold Realty Trust, Inc. was $4.1 billion, computed by reference to the closing price of the common stock of Americold Realty Trust, Inc. on the New York Stock Exchange on such date. Such value excludes common shares held by executive officers, directors, and 10% or greater stockholders as of June 30, 2025. The identification of 10% or greater stockholders is based on Schedule 13G and amended 13G reports publicly filed before June 30, 2025. This calculation does not reflect a determination that such parties are affiliates for any other purposes. The number of shares of Americold Realty Trust, Inc.’s common stock outstanding at February 24, 2026, was approximately 284,879,678.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference portions of Americold Realty Trust, Inc.’s Proxy Statement for its 2026 Annual Meeting of stockholders, which the registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

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

PART I
ITEM 1. Business
The Company
Americold (NYSE: COLD) is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. We operate as a self-administered and self-managed publicly traded real estate investment trust (“REIT”) with proven operating, development and acquisition expertise.
As of December 31, 2025, we operated a global network of 231 temperature-controlled warehouses encompassing approximately 1.4 billion cubic feet, with 188 warehouses in North America, 23 warehouses in Europe, 18 warehouses in Asia-Pacific, and 2 warehouses in South America. In addition, we hold a minority interest in one joint venture, RSA Cold Holdings Limited, which operates 2 temperature-controlled warehouses in Dubai. Throughout 2025 we viewed our business through three primary business segments: Warehouse, Transportation, and Third-Party Managed.
Our temperature-controlled warehouses are mission-critical assets within the global cold chain, supporting the safe, efficient movement of food products from production to consumption. The cold chain is essential to preserving product quality, protecting brand integrity, and ensuring consumer safety. Our global network is designed to support a broad range of customer solutions across the temperature-controlled food supply chain and focuses on four primary solution-oriented nodes: production-focused, forward distribution-focused, retail solutions-focused, and port-oriented facilities.
This solutions-based framework reflects how we deploy our assets and operating capabilities to meet differing customer needs at each stage of the cold chain, while maintaining flexibility for facilities to support multiple use cases over time.

Production-focused facilities are primarily oriented toward supporting food production and processing operations. These warehouses are typically located near customer manufacturing or harvesting sites and often provide value-added services such as blast freezing, tempering, and packaging. While these facilities may support additional activities, they are generally configured to integrate closely with customer production workflows and often operate under long-term fixed-commitment arrangements that reflect their critical role in customers’ operations. As of December 31, 2025, we owned or leased 67 warehouses focused primarily on production advantaged solutions with approximately 406.8 million cubic feet of temperature-controlled capacity and 1.8 million pallet positions.

Forward distribution-focused facilities are primarily designed to support regional inventory aggregation and distribution. These multi-tenant sites are typically located near major population centers and key logistics corridors and handle product from multiple food producers. As of December 31, 2025, we owned or leased 102 warehouses focused primarily on forward distribution solutions with approximately 649.9 million cubic feet of temperature-controlled capacity and 2.5 million pallet positions.

Retail solutions-focused facilities are primarily configured to support retailer-direct distribution requirements, including case-level picking, order assembly, and route-specific staging for store replenishment. These facilities tend to be operationally intensive and service-oriented, often supporting a limited number of large retail customers under longer-term arrangements. While not exclusively dedicated to retail distribution, their operating model emphasizes precision, speed, and reliability to meet the demands of retailer supply chains. As of December 31, 2025, we owned or leased 27 warehouses focused primarily on retail store support solutions with approximately 175.6 million cubic feet of temperature-controlled capacity and 0.6 million pallet positions.

Port-oriented facilities are primarily focused on supporting import and export activity within the cold chain. These warehouses typically handle shorter-dwell inventory moving through global trade lanes and serve multiple customers. Although port-oriented facilities can provide a variety of storage and handling services, their primary function is facilitating efficient product flow between international and domestic distribution networks, often in collaboration with port and logistics partners. As of December 31, 2025, we owned or leased 32 port warehouses focused primarily on import and export solutions with approximately 184.4 million cubic feet of temperature-controlled capacity and 0.6 million pallet positions.

Ownership of our warehouses is fundamental to our strategy and our ability to attract and retain customers while achieving targeted returns on invested capital. Owning our real estate provides cost-of-capital and balance-sheet advantages, including access to attractive financing and the tax benefits of our REIT structure. Consolidated ownership and operation of our portfolio enhances the value we deliver by enabling an integrated suite of value-added services across a reliable cold chain network. We own over 75% of our warehouses (excluding ground leases), which provides long-term control over these specialized assets and supports our customers’ mission-critical cold chain needs.
Recent Acquisitions and Investments in Joint Ventures
Over the last several years, we have strategically acquired businesses to enhance our global portfolio and integrated network offerings to our customers.
On March 17, 2025, the Company completed the acquisition of one temperature-controlled storage facility, and the related operations, located in Baytown, TX (the “Houston acquisition”), for total cash consideration of $108.4 million. Through this acquisition the Company is able to realize strategic benefits including additional storage capacity that enabled the efficient transfer of customer product from an existing facility to this newly acquired site. This transfer optimizes the use of the original location and created the space to support a new fixed commitment retail contract.
On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio joint venture to a third party for the Brazilian Real US dollar equivalent of $27.5 million. This sale resulted in the recognition of a net $2.4 million gain for the year ended December 31, 2025.
For further information about the Company’s joint ventures and recent acquisitions, refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations and Note 4 - Investments in and Advances to Partially Owned Entities of the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Our Information
Our principal executive office is located at 10 Glenlake Parkway, South Tower, Suite 600, Atlanta, Georgia 30328, and our telephone number is (678) 441-1400. Our website address is www.americold.com.
Information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the Securities and Exchange Commission (the “SEC”).

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports are available free of charge on our website as soon as reasonably practicable after being filed with or furnished to the SEC. Our annual ESG report and our Code of Business Conduct and Ethics are also available on our website. We use our website as a means of disclosing information for purposes of Regulation FD compliance.
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
Enhancing Operating and Financial Performance Through Proactive Asset and Cost Management
We seek to enhance our operating and financial performance by supporting our customers’ needs across the cold chain, optimizing both physical and economic utilization of our existing portfolio, and executing operational efficiency and cost containment initiatives. We also execute regular portfolio reviews to evaluate low profit facilities for their highest and best uses which includes sometimes the exit and or sale of the property. We believe disciplined execution of these priorities, together with the investments we have made in our operating platform and technology, positions us to strengthen customer relationships, maintain operational consistency in the current environment, and create long-term value for our stockholders.
Our strategy is centered on execution, capital discipline, and leveraging the value of our real estate portfolio, with development activity focused on customer-dedicated or partnership-driven opportunities.
Strategic Capital Management and Value Creation from Real Estate
We are focused on managing capital strategically, prioritizing balance sheet strength, strategic uses of debt, liquidity, and financial flexibility. As an owner and operator of specialized temperature-controlled real estate, we actively manage our portfolio to create value, including through disciplined portfolio optimization. We believe our ownership model and operational control provide meaningful flexibility to adapt facilities to changing customer requirements and operational needs.
Leveraging Organic Growth Opportunities Within the Existing Portfolio

We continue to pursue organic growth by leveraging our scale, network density, operating expertise, and long-standing customer relationships. Our organic growth opportunities include expanding the range of services we provide to existing customers, supporting additional cold-chain solutions within our current footprint, and increasing penetration in under-served customer segments where we have demonstrated capabilities.

We believe our integrated global network and value-added service offerings position us to support continued customer outsourcing of temperature-controlled warehousing and logistics needs.

Solutions-Oriented Support Across the Cold Chain
We provide customers with solutions across all primary stages of the temperature-controlled food supply chain, including production support/advantaged, forward distribution, retail/store distribution, and import and export solutions. Our warehouses are designed and operated to support one or more of these solutions based on customer needs, and individual facilities may deliver multiple solutions over time.
We believe our ability to offer a full suite of cold-chain solutions across an integrated global network supported by our scale, operating expertise, and standardized processes represents a key competitive advantage. This flexibility supports a wide range of customer workflows, including production-adjacent storage, distribution support, retail fulfillment, and port-related activity, while benefiting from consistent execution and service quality across the network.

Expanding Utilization Across Adjacent Temperature-Sensitive Categories
Although food remains the primary focus of our business, our facilities are capable of supporting other temperature-sensitive products, including pharmaceutical, floral, and chemical products, as well as, in certain cases, non-temperature-sensitive dry goods. We believe our focus on consistent quality, food safety, and operational reliability positions us to pursue opportunities to deepen relationships and increase utilization across these adjacent categories within our existing portfolio over time.
Operational Excellence and Cost Discipline

Operational execution remains a central strategic priority. We continue to focus on labor productivity, service reliability, and cost control, supported by standardized processes, advanced operating systems, and ongoing technology initiatives. These efforts are intended to improve consistency, enhance service levels, and support performance in the current environment.
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
Increased Investment in and Transformation of our Technology Systems, Business Processes and Customer Solutions
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system as well as other transformation related initiatives including artificial intelligence related projects and market expansion initiatives. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology applications and infrastructure rationalization, working capital efficiency and reduced IT maintenance capital expenditures. Since inception, the Company has incurred $227.7 million of implementation costs related to Project Orion.
Investments in Our Warehouses
We employ a strategic investment approach to maintain a high-quality portfolio of temperature-controlled warehouses to ensure that our warehouses meet the “mission-critical” role they serve in the cold chain. We have successfully modernized many of our warehouses to reduce our power costs and increase their competitive position through reliable temperature-control systems that can implement distinct temperature zones within the same store warehouses. In addition, we use LED lighting, thermal energy storage, motion-sensor technology, variable frequency drives for our fans and compressors, third-party efficiency reviews and real-time monitoring of energy consumption, high speed doors and alternative-power generation technologies, including solar, to improve the energy efficiency of our warehouses. We also utilize rain-water recapture to reduce our reliance on municipal water supplies and reduce run-off.
Our Business Segments
We view and manage our business through three primary business segments—Warehouse, Transportation and Third-Party Managed.
Warehouse. Our core business is our Warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. We collect rent and storage fees to store customers’ frozen and perishable food and other products within our real estate portfolio. Our handling services optimize our customers’ product movement through the cold chain, including placement, case-picking, blast freezing, e-commerce fulfillment, and other recurring handling services, which are considered value added services.
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
Third-party managed. Under our Third-Party Managed segment, we manage warehouses on behalf of third parties and provide warehouse management services to leading food manufacturers and retailers in their owned facilities. We believe using our third-party management services allows our customers to increase efficiency, lower costs, reduce supply-chain risks and focus on their core businesses.

Customers
Our global footprint enables us to efficiently serve 2,962 customers as of December 31, 2025, consisting primarily of producers, distributors, retailers and e-tailers of frozen and perishable food products, such as fruits, vegetables, meats, seafood, novelties, dairy and packaged foods. We believe the creditworthiness and geographic diversity of our customer base provide us with stable cash flows and a strong platform for growth. The weighted average length of our relationship with our 25 largest customers in our Warehouse segment exceeds 35 years. The total Warehouse segment revenues generated by our 25 largest customers in our Warehouse segment represent 52%, 51%, and 49% of our total Warehouse segment revenues for the years ended December 31, 2025, 2024 and 2023, respectively. This disclosure is calculated on an annualized basis as if the Company had completed its acquisitions as of the beginning of the year in which they occurred. There has been no material change to the composition of our top 25 customers over the last three years.
The following table presents summary information concerning our 25 largest customers in our Warehouse segment, based on Warehouse segment revenues for the year ended December 31, 2025:

				Network Utilization
	% of Warehouse Revenues (1)	# of Sites	Credit Rating (S&P/Moody’s)(2)	Multi Location	Dedicated Sites	Value Added Services	Transportation Consolidation	Technology Integration	Committed Contract or Lease (3)
Retailer	5.4%	5	NR | NR	✓	✓	✓	✓	✓	✓
Producer	4.5%	24	BBB- | Baa3	✓	✓	✓		✓	✓
Retailer	4.0%	9	AA | Aa2	✓	✓	✓	✓	✓	✓
Producer	3.2%	23	NR | NR	✓	✓	✓	✓	✓	✓
Producer	3.1%	19	BBB | Baa2	✓	✓	✓		✓	✓
Retailer	3.0%	8	BBB | Baa2	✓	✓	✓		✓	✓
Retailer	2.5%	4	BBB+ | Baa1	✓	✓	✓		✓	✓
Producer	2.4%	53	BBB | Baa2	✓	✓	✓	✓	✓	✓
Retailer	1.8%	5	NR | NR	✓	✓	✓	✓	✓	✓
Producer	1.7%	16	BB+ | Ba2	✓	✓	✓		✓	✓
Producer	1.7%	10	BBB | Baa2	✓	✓	✓	✓	✓	✓
Producer	1.7%	19	NR | NR	✓	✓	✓		✓	✓
Producer	1.7%	22	NR | NR	✓		✓	✓	✓	✓
Producer	1.7%	4	NR | NR	✓	✓			✓	✓
Producer	1.6%	18	A+ | A1	✓	✓	✓	✓	✓	✓
Retailer	1.5%	9	BBB+ | Baa1	✓	✓			✓	✓
Producer	1.3%	30	NR | NR	✓		✓	✓	✓	✓
Producer	1.3%	42	A | A2	✓	✓	✓	✓	✓	✓
Producer	1.3%	22	BBB- | Baa3	✓		✓	✓	✓	✓
Producer	1.2%	16	NR | NR	✓	✓	✓	✓	✓	✓
Producer	1.2%	19	A- | A2	✓	✓	✓	✓	✓	✓
Producer	1.2%	10	A+ | A1	✓	✓	✓	✓	✓	✓
Producer	1.1%	4	NR | NR	✓	✓			✓	✓
Producer	1.0%	19	NR | NR	✓		✓	✓	✓	✓
Producer	0.9%	6	NR | NR	✓		✓		✓	✓
Total	52.0%
(1)Based on warehouse revenues for the year ended December 31, 2025.
(2)Represents long-term issuer ratings as published in January 2026.
(3)A check mark indicates that the customer had at least one fixed commitment contract or lease with us as of December 31, 2025.

Seasonality
We provide services to food producers, distributors, retailers, and e-tailers whose businesses, in some cases, are seasonal or cyclical. To help mitigate revenue and earnings volatility associated with seasonality, we have implemented fixed-commitment contracts with certain customers, under which customers pay for guaranteed warehouse space to maintain required inventory levels, particularly during periods of peak physical occupancy.
Historically, on a portfolio-wide basis, physical occupancy rates have generally been lowest during May and June and have typically increased thereafter as a result of annual harvests and customer inventory build in advance of end-of-year holidays, with occupancy often peaking between mid-September and early December. Higher-than-average occupancy levels in October or November have historically resulted in higher revenues. However, these historical seasonal patterns are not always indicative of current or future results, and in recent periods, challenging demand conditions and other factors impacting the business have resulted in occupancy levels and revenue trends that are not aligned with typical seasonal expectations.

Seasonality is mitigated, in part, by the diversity of our customer base and product mix, as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer, while demand for frozen turkeys usually peaks in the late fall). In addition, our southern hemisphere operations in Australia, New Zealand, and South America help balance seasonal impacts across our global portfolio, as growing and harvesting cycles in those regions are complementary to those in North America and Europe. Each of our warehouses establishes operating hours based on customer demand, which varies by location and over time.
Competition
In our industry, the principal competitive factors include warehouse location, size and available occupancy, network breadth and interconnectivity, service quality, service offerings, and price. For refrigerated food customers, transportation costs typically exceed warehousing costs, making proximity to customers, logistics corridors, and transportation capabilities particularly important competitive considerations.
Warehouse size is also a key factor, as larger customers often prefer to consolidate inventory for a given market within a single facility and retain flexibility to accommodate seasonal peaks. In markets with direct local competition, customers generally evaluate providers based on service quality, pricing, and facility condition.

We compete with a range of operators, including smaller, local warehouse providers that may compete primarily on price but often lack the scale, network integration, operating systems, and experience required to support complex, mission-critical cold chain solutions. We also compete with customers that choose to meet their temperature-controlled warehousing needs internally through owned or leased facilities.

An increasingly important competitive advantage is the ability to provide a broad, integrated suite of high-quality logistics and value-added services across a connected network of facilities. Many customers—including those for whom private warehousing is a viable option—select third-party providers based on service quality and price, provided that an appropriate, reliable network of related storage and logistics capabilities is available.
HUMAN CAPITAL RESOURCES
As of December 31, 2025, we had a global workforce of approximately 12,690 employees. Our associates are based in various locations around the world.

The geographic distribution of our associates as of December 31, 2025, is summarized in the following table:

Region	Number of associates	Percentage of workforce
North America	9,716	77%
Europe	1,300	10%
Asia-Pacific	1,556	12%
South America	118	1%
Total	12,690	100%
As of December 31, 2025, approximately 23% of our associates were represented by various local labor unions and associations, and 85 of our 231 warehouses have unionized associates that are governed by 77 different collective bargaining agreements. We continue to successfully negotiate multiple collective bargaining agreements each year without any work stoppages. During 2025, we successfully negotiated and renewed 19 agreements.
During 2026, we expect to engage in negotiations for an additional 9 agreements, which make up approximately 3% of our associate population, covering all or parts of 13 operating locations worldwide. We do not anticipate any workplace disruptions during this renewal process. We consider our labor relations to be positive and productive.
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

In 2025, we administered a company-wide engagement survey, available in 22 languages, to emphasize engagement, development, culture, and inclusion among associates. Americold experienced increased engagement scores and response rates in 2025 compared to 2024, maintaining our annual improvement trend. Our core priority is to foster a positive employee experience where individuals and teams can find meaning and impact in their work. We continually assess and strive to improve associate satisfaction and engagement.

Our Global Culture Committee, representing associates worldwide and across all levels, expanded its impact and reach this past year by expanding our footprint of Culture Ambassadors globally. These Ambassadors focus on associate engagement and fostering inclusivity within our sites.

We remain committed to supporting associate growth and development through training. Our associates are afforded regular opportunities to participate in formal and informal personal growth and professional development programs. In 2025, our associates completed 379,139 hours of training, an average of 29.88 hours per associate. We have implemented presentation skills training for manager and director levels and continued our Value Centered Leadership Academy programs for first time supervisors and managers worldwide, enabling us to lead through the company’s core values. Americold also expanded its Enterprise Leadership Excellence Program in 2025, focused on developing Vice Presidents, General Managers, and now our Director level associates. Additionally, associates have access to various functional and technical trainings, tuition reimbursement, leadership development, and a diverse curriculum of online learning programs including the use of LinkedIn Learning, a new offering in 2025. We have also continued to offer executive coaching to our Director level and above associates to enhance leadership capabilities across the organization.

In the first quarter of 2025, our Annual Leadership Conference, a three-day event, brought together senior leaders from over 400 sites to align strategies and operational priorities. The conference featured workshops, training, engagement, best practice sharing, and professional growth opportunities. Throughout 2025, our focus remained on enhancing our data accuracy and streamlining processes and tools within our organization. In 2026, we plan to continue efforts expanding Europe’s existing systems into our global platform.
Philanthropy
At Americold, our values guide our decisions, shape our culture, and define what it means to be part of the Americold team. Giving Back remains a core value demonstrated daily through associates’ commitment of time, energy, and resources to strengthen the communities where we live and work. In 2025, associates across the Americas contributed more than 3,500 volunteer hours across a wide range of locally led initiatives, supporting food security, youth development and education, senior services, homelessness outreach, environmental stewardship, and community wellness.
Americold’s community impact is further unified through our decade‑long partnership with Feed the Children, a nationally recognized nonprofit dedicated to ending childhood hunger. Over the past ten years, Americold has transported more than 2 million pounds of food and essentials, helping ensure families across the United States receive the support they need most. In 2025, we advanced this mission through three core programs – the Food & Essentials Hub, Summer Feed & Read, and Resource Rallies, providing more than 95,000 meals to families nationwide. Associates from facilities across the country also participated in events in Allentown, Arkansas, Kansas City, and additional communities, reinforcing our unified commitment to fighting food insecurity.

Our commitment to service extends to supporting one another. The Americold Foundation provides financial assistance to associates experiencing unexpected personal hardship. Associates contribute voluntarily, and Americold matches every donation while covering all administrative costs, ensuring that 100% of funds go directly to those in need. In 2025, the Foundation provided $84,000 in total assistance to 33 associates, with site teams also organizing local fundraisers that reinforced our culture of care.

Americold also supports communities during times of crisis. In January 2025, the Company provided a $25,000 corporate donation to support relief efforts for the California wildfires, reflecting our commitment to assisting communities where our associates and facilities are located.
Safety and Wellbeing
Safety is an important focus area and foundational to Americold’s culture. Americold continues to be a Total Recordable Incident Rate (“TRIR”) industry leader by recording numbers well below the refrigerated warehousing and storage industry’s annual average of 3.4. We finished 2025 with a TRIR of 1.92. Our TRIR is calculated by multiplying the number of recordable cases by 200,000; that product is then divided by exposure hours.
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

Our U.S. benefits offerings include musculoskeletal and physical therapy programs, as well as back-up childcare programs that offers our associates options for unplanned emergencies. Additionally, we will be adding a paid parental leave program beginning in 2026.

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
Global Sustainability and Regulatory Matters
CSRD and CSDDD in the European Union
The European Union's Corporate Sustainability Reporting Directive (“CSRD”) mandates providing standardized disclosures on social and environmental issues. The Corporate Sustainability Due Diligence Directive (“CSDDD”) also establishes a framework for identifying and mitigating environmental and human rights impacts throughout our supply chain. Following the "Omnibus" changes in late 2025, CSDDD deployment for large companies meeting certain turnover and employment thresholds is set to begin in 2028/2029. We continue to monitor how these directives are being translated into national laws in the EU Member States where we do business.
United States
In the United States, we monitor California's climate disclosure laws, notably Senate Bills 253 and 261. These laws require reporting greenhouse gas emissions (Scopes 1, 2, and 3) and the financial risks associated with climate change. We also monitor new laws that may be enacted in other states, such as New York and Illinois, that advance comparable corporate responsibility standards. These state-level requirements complement evolving federal disclosure regulations and must be coordinated to ensure consistent reporting.
Australia, New Zealand, and Canada
In 2025, our business in Australia is required to begin complying with mandatory climate-related financial disclosure rules. New Zealand and Canada have also established standard reporting requirements for large federally regulated businesses. These requirements are largely aligned with the IFRS Sustainability Disclosure Standards (S1 and S2).
Compliance and Operational Impact
Following these rules across several jurisdictions requires investing in data infrastructure and internal controls. These rules may increase our administrative costs.
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
•failure to execute on growth strategies and opportunities;
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
•we may be unable to successfully expand our operations into new markets and products;
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
Our investments in real estate assets are concentrated in the industrial real estate industry, specifically in temperature-controlled warehouses, which exposes us to the risk of economic downturns to a greater extent than if our business activities included a more significant portion of other sectors of the real estate market. We are also exposed to fluctuations in the markets for, and production of, the commodities and finished products that we store in our warehouses. Although our customers store a diverse product mix in our temperature-controlled warehouses, any declines in production of or demand for their products could cause our customers to reduce their inventory levels at our warehouses, which could reduce the storage and other fees payable to us and materially and adversely affect us.
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
Certain of our expenses, including utility costs (power in particular), labor costs, interest expense, property taxes, insurance premiums, equipment repair expenses and replacement and other operating expenses are subject to inflationary pressures that have and may continue to negatively impact our business and results of operation. While we seek to mitigate the impact of inflation, there can be no assurance that we will be able to offset inflation-related cost increases in whole or in part, which could adversely impact our profit margins.
Labor shortages, increased turnover and work stoppages have in the past, and may in the future, disrupt our operations, increase costs and negatively impact our profitability.
Our ability to successfully implement our business strategy depends upon our ability to attract and retain talented people and effectively manage our human capital. The labor markets in the industries in which we operate are competitive. We have historically experienced and may in the future experience increased labor shortages at some of our warehouses and other locations in addition to ordinary course turnover of employees. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. Labor shortages and increased turnover rates within our associate ranks have led to and could in the future lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain associates and could negatively affect our ability to efficiently operate our facilities or otherwise operate at full capacity. An overall or prolonged labor shortage, increased turnover and labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Furthermore, certain portions of our workforce are subject to collective bargaining agreements. As of December 31, 2025, worldwide, we employed approximately 12,690 people, approximately 23% of whom were represented by various local labor unions. Unlike owners of industrial warehouses, we hire our own workforce to handle product in and out of storage for our customers. Strikes, slowdowns, lockouts or other industrial disputes could cause us to experience a significant disruption in our operations, as well as increase our operating costs, which could materially and adversely affect us. If a greater percentage of our workforce becomes unionized, or if we fail to re-negotiate our expired or expiring collective bargaining agreements on favorable terms in a timely manner, we could be materially and adversely affected.

Additionally, our customers’ operations are subject to labor shortages and disruptions which could negatively affect their production capability, resulting in reduced volume of product for storage. In addition, labor shortages and disruptions impacting the transportation industry may hamper the timely movement of goods into and out of our warehouses. These labor shortages and disruptions could in turn have a material adverse effect on us.
Wage increases driven by competitive pressures or applicable legislation on employee wages and benefits could negatively affect our operating margins and our ability to attract qualified personnel.
Our hourly associates in the U.S. and internationally are typically paid wage rates above the applicable minimum wage. However, increases in the minimum wage will increase our labor costs if we are to continue paying our hourly associates a proportional amount above the applicable minimum wage. If we are unable to continue paying our hourly associates above the applicable minimum wage and otherwise offer attractive employee benefits at a suitable cost, we may be unable to hire and retain qualified personnel. If minimum wage increases were to occur nationally or in specific markets in which we operate, our operating margins would be negatively affected.
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
•the cost and timely completion within budget of construction due to increased land, materials, equipment, labor or other costs (including risks beyond our control, such as weather or labor conditions, or material shortages, or increased costs resulting from the imposition of tariffs), which could make completion of a warehouse or the expansion thereof uneconomical, and we may not be able to increase revenues to compensate for the increase in construction costs;
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
•market conditions may change during the course of development, which may make such development less attractive than at the time it was commenced;
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
Our customer contracts that do not contain fixed storage commitments typically do not require our customers to utilize a minimum number of pallet positions or provide for guaranteed fixed payment obligations from our customers to us. Additionally, we have discrete pricing for our customers based upon their unique profiles. Therefore, a shift in the mix of our customers or their business types could negatively impact our financial results.
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
•market conditions may result in higher than expected vacancy rates and lower than expected storage charges, rent or other fees; or
•we may, without any recourse, or with only limited recourse, acquire properties subject to environmental and other historical liabilities, such as liabilities for clean-up of undisclosed environmental contamination, claims by customers, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
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
If the opportunity arises, we may acquire or develop properties in new markets, including international markets. In addition, the risks generally applicable to our business, the acquisition or development of properties in new markets will subject us to the risks associated with a lack of understanding of the related economy, market dynamics and conditions and unfamiliarity with government and permitting procedures. We will also not possess the same level of familiarity with the dynamics and market conditions of any new market that we may enter, which could adversely affect our ability to successfully expand and operate in such markets. We may be unable to build a significant market share or achieve a desired return on our investments in new markets. If we are unsuccessful in expanding and operating in new, high-growth markets, it could have a material adverse effect on us.
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
We may also be subject to cybersecurity attacks and other intentional hacking, which could include attempts to gain unauthorized access to our data and computer systems. In particular, as discussed further below, our operations have been, and may in the future be, subject to ransomware or cyber-extortion attacks, which could significantly disrupt our operations. Generally, such attacks involve restricting access to computer systems or vital data. We employ a number of measures to prevent, detect and mitigate these threats, which include password protection, frequent password changes, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. As a result of the emergence of new technologies, including generative artificial intelligence (“AI”), cybersecurity attacks and other security threats have also become increasingly complex. A cybersecurity attack or breach could compromise the confidential information of our associates, customers and vendors, and could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, diversion of corporate resources and injury to our reputation and increased costs. In such cases, we may have to operate manually, which may result in considerable delays in our handling of and damage to perishable products or interruption to other key business processes. Addressing such issues could prove difficult or impossible and be very costly. Additionally, a successful attack may result in our customers making monetary claims against us pursuant to the terms of their contracts with us, the amount of which may be significant.
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
The Cyber incident affected our operations. In particular, the incident resulted in a significant number of our facilities being unable to receive or deliver products for a period of time. Such operational impacts resulted in considerable delays in the delivery of our products to our customers and interruption to other key business processes for a period of time. We have also received a number of claims from our customers pursuant to the terms of their contracts as a result of the Cyber incident, and we established a reserve for these claims. The expense, net of insurance recoveries is reflected in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023. The reserve balance is included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.
Our investigation into the Cyber incident revealed unauthorized access to personal information. As a result of this unauthorized access, purported class action lawsuits were filed against the company. We may also be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations related to impacted data. In addition, the misuse, or perceived misuse, of sensitive or confidential information regarding our business could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact our business, results of operations and financial condition.
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
We rely on the efficient and uninterrupted operation of information technology systems to process, transmit and store electronic information in our day-to-day operations. All information technology systems are vulnerable to damage or interruption from a variety of sources. Our business has grown in size and complexity; this has placed, and will continue to place, significant demands on our information technology systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. We are continuing to implement “Project Orion”, an ERP and back-office software system which is replacing certain existing business, operational, and financial processes and systems. This ERP implementation project requires investment of capital and human resources, the re-engineering of business processes, and the attention of many associates who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations, manage our supply chain and aggregate financial and operational data. During the transition, we may continue to rely on legacy information systems, which may be costly or inefficient, while the implementation of new initiatives may not achieve the anticipated benefits and may divert management’s attention from other operational activities, negatively affect associate morale, or have other unintended consequences. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition and operating results. Additionally, if we are not able to accurately forecast expenses and capitalized costs related to system upgrades and changes, this may have an adverse impact on our financial condition and operating results.
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

We may also incorporate, directly or through our technology partners, artificial intelligence (“AI”) solutions into our business, and these solutions, and possible future generative AI solutions, may become more important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and AI, creates opportunities for the potential loss or misuse of personal, confidential, and/or proprietary data that forms part of any data set and was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers’ systems, portable media, or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to ensure we implement AI ethically in order to minimize unintended, harmful impact.
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
As of December 31, 2025, we owned or had a leasehold interest in 42 temperature-controlled warehouses outside North America, and we managed one warehouse outside the United States on behalf of a third party. We also intend to strategically grow our portfolio globally through acquisitions of temperature-controlled warehouses in attractive international markets. Risks relating to our international operations and properties include:
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
We compete with other owners and operators of temperature-controlled warehouses (including our customers or potential customers), some of which own properties similar to ours in similar geographic locations. In recent years, certain of our competitors have added, through construction, development and acquisition, temperature-controlled warehouses in certain of our markets. In addition, our customers or potential customers may choose to develop new temperature-controlled warehouses, expand their existing temperature-controlled warehouses or upgrade their equipment. Many of our warehouses are older, and as our warehouses and equipment age and newer warehouses and equipment come onto the market, we may be pressured to reduce our storage charges, rent or other fees in order to retain customers. If we lose one or more customers, we may not be able to replace those customers on attractive terms or at all. We also may be forced to invest in new construction or reposition existing warehouses at significant costs in order to remain competitive. Increased capital expenditures or the loss of Warehouse segment revenues resulting from lower occupancy or storage rates could have a material adverse effect on us.
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
We use in-house trucking services to provide transportation services to certain of our customers, and any increased severity or frequency of accidents or other claims, changes in regulations or disruptions in services could have a material adverse effect on us.
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
As of December 31, 2025, we participated in a number of multiemployer pension plans under the terms of collective bargaining agreements with labor unions representing a significant number of our associates. We make periodic contributions to these plans pursuant to the terms of our collective bargaining agreements to allow the plans to meet their pension benefit obligations. We have also participated in additional multiemployer pension plans in the past.
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
As of December 31, 2025, we held leasehold interests in many of our warehouses. If we default on any of these leases, we may be liable for damages and could lose our leasehold interest in the applicable property, including all improvements. We would incur significant costs if we were forced to vacate any of these leased warehouses due to, among other matters, the high costs of relocating the equipment in our warehouses. If we were forced to vacate any of these leased warehouses, we could lose customers that chose our storage or other services based on our location, which could have a material adverse effect on us. Our landlords could attempt to evict us for reasons beyond our control. Further, we may be unable to maintain good working relationships with our landlords, which could adversely affect our relationship with our customers and could result in the loss of customers. In addition, we cannot assure you that we will be able to renew these leases prior to their expiration dates on favorable terms or at all. If we are unable to renew our lease agreements, we will lose our right to operate these warehouses and be unable to derive revenues from these warehouses and, in the case of ground leases, we forfeit all improvements on the land. We could also lose the customers using these warehouses who are unwilling to relocate to another one of our warehouses, which could have a material adverse effect on us. Furthermore, unless we purchase the underlying fee interests in these properties, as to which no assurance can be given, we will not share in any increase in value of the land or improvements beyond the term of such lease, notwithstanding any capital we have invested in the applicable warehouse, especially warehouses subject to ground leases. Even if we are able to renew these leases, the terms and other costs of renewal may be less favorable than our existing lease arrangements. Failure to sufficiently increase revenues from customers at these warehouses to offset these projected higher costs could have a material adverse effect on us.
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
We have operations or activities in numerous countries and regions outside the United States, including throughout Europe and Asia-Pacific. As a result, our global operations are affected by economic, political and other conditions in foreign countries as well as U.S. laws regulating international trade. For example, the current conflict between Russia and Ukraine and conflicts in the Middle East create substantial uncertainty about the future impact on the global economy. The retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns, that could result in broader military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business, particularly our European operations. Increased geopolitical tension, particularly between the U.S. and European countries, could also adversely affect our European operations.

The continuation of the Russian and Ukraine conflict, conflicts in the Middle East and increased geopolitical tensions including between the U.S. and European countries create a number of risks that could adversely impact our business and results of operations.
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
Our performance and value are subject to the risk that if our warehouses do not generate revenues sufficient to meet our operating expenses, our cash flow and ability to pay distributions to our stockholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:
•downturns in the local, national or international economic climate;

•availability, cost and terms of financing;
•technological changes, such as use of AI, expansion of e-commerce, reconfiguration of supply chains, automation, robotics or other technologies;
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
Climate change, including the impact of global warming, creates physical and financial risks. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in storm intensity and severity of weather (e.g., floods, tornadoes or hurricanes) and extreme temperatures. The occurrence of sea level rise or one or more natural disasters, such as floods, tornados, hurricanes, tropical storms, wildfires and earthquakes (whether or not caused by climate change), could cause considerable damage to our warehouses, disrupt our operations and negatively affect our financial performance. Additional risks related to our business and operations as a result of climate change include physical and transition risks such as:
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

In addition, risks associated with new or more stringent laws or regulations or stricter interpretations of existing laws could directly or indirectly affect our customers and could adversely affect our business, financial condition, results of operations and cash flows. For example, various federal, state and local laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. Such codes could require us to make improvements to our warehouses, increase the cost of maintaining, operating or improving our warehouses, or increase taxes and fees assessed on us.
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
The legal and regulatory environment relating to AI is uncertain and rapidly evolving, in the U.S. and internationally, and includes regulation targeting AI specifically, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI, increase our compliance costs and the risk of non-compliance, and restrict or impede our ability to develop, adopt and deploy AI efficiently and effectively.
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
Uncertainty about U.S. federal initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. Recent changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. For example, the U.S. has imposed or sought to impose significant increases to tariffs on foreign goods imported into the U.S., including from China, Canada, Mexico and European countries. In response to such actions, some foreign governments have instituted retaliatory tariffs on certain U.S. goods. Further governmental actions related to the imposition of tariffs or other trade barriers by the U.S. or foreign countries or changes to international trade agreements or policies, or uncertainty related to any such actions, could further increase costs, decrease margins, reduce the competitiveness of products offered by our current and future customers and adversely affect the revenues and profitability of our customers whose businesses rely on goods imported from such impacted jurisdictions. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, results of operations and cash flows. Until we know what policy changes are made and how those changes impact our business and our industry over the long term, it is not possible to predict the full extent of current or future risks related thereto or the impact such changes on our business at this time.

We are currently invested in a joint venture and may invest in additional joint ventures in the future and face risks stemming from our partial ownership interests in such properties which could materially and adversely affect the value of any such joint venture investments.
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
•a co-venturer or partner may take action contrary to our instructions, requests, policies or investment objectives, including our current policy with respect to maintaining our qualification as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”);
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
As of December 31, 2025, we had approximately $1.4 billion of variable-rate indebtedness outstanding under our Senior Unsecured Credit Facility, and we have entered into interest rate swaps to convert $827.1 million of this indebtedness to fixed-rate. Additionally, we had approximately $2.7 billion of fixed-rate indebtedness outstanding under our Debt Private Placement offerings and Public Senior Unsecured Notes. Additional information regarding our indebtedness may be found in our Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 in this Annual Report. Our organizational documents contain no limitations regarding the maximum level of indebtedness that we may incur or keep outstanding.
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
Increases in interest rates on our variable-rate indebtedness would raise our interest costs, reduce our cash flows and funds from operations, reduce our access to capital markets and reduce our ability to make distributions to our stockholders. Increases in interest rates would also increase our interest expense on future fixed rate borrowings and have the same collateral effects. While the Federal Reserve has reduced the benchmark federal funds rate from its most recent peak, the Federal Reserve may maintain or increase the federal funds rate, which would lead to the current interest rates or higher prevailing in the credit markets. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments. Interest rate increases may also increase the risk that the counterparties to our swap contracts will default on their obligations, which could further increase our exposure to interest rate increases. Conversely, if interest rates are lower than our swapped fixed rates, we will be required to pay more to service our debt than if we had not entered into the interest rate swaps.
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
Our credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial condition and other factors utilized by rating agencies in their analysis. Our credit ratings can affect the amount of capital that we can access, as well as the terms and pricing of any future debt. We can provide no assurance that we will be able to maintain our current credit ratings, and a downgrade of our credit ratings would likely cause use to incur higher borrowing costs and make additional financing more difficult to obtain. In addition, a downgrade could trigger higher costs under our existing credit facilities and may have other negative consequences. Adverse changes in our credit ratings could negatively impact our business, particularly our refinancing and other capital markets activities, our future grown, development and acquisition activity.
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
In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding shares of common stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year. To ensure that we will not fail to qualify as a REIT under this and other tests under the Code, our articles of incorporation, subject to certain exceptions, authorize our board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT and does not permit individuals (including certain entities treated as individuals), other than excepted holders approved in accordance with our articles of incorporation, to own, directly or indirectly, more than 9.8% (in value) of our outstanding stock. In addition, our articles of incorporation prohibit: (a) any person from beneficially or constructively owning our stock that would result in our company being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT; (b) any person from transferring stock of our company if such transfer would result in our stock being beneficially owned by fewer than 100 persons; and (c) any person from beneficially owning our stock to the extent such ownership would result in our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code (after taking into account for such purpose the statutory presumptions set forth in Section 897(h)(4)(E) of the Code). Our board of directors is required to exempt a person (prospectively or retrospectively) from the percentage ownership limit described above (but not the other restrictions) if the person seeking a waiver demonstrates that the waiver would not jeopardize our status as a REIT or violate the other conditions described above.
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
Our current annualized distributions to our stockholders are $0.92 per share. If cash available for distribution generated by our assets is less than our estimate, or if such cash available for distribution decreases in future periods, we may be unable to make distributions to our stockholders at expected levels, or at all, or we may need to increase our borrowings or otherwise raise capital in order to do so, and there can be no assurance that such capital will be available on attractive terms in sufficient amounts, or at all. Any of the foregoing could result in a decrease in the market price of our common stock. Any distributions made to our stockholders by us will be authorized and determined by our Board in its sole discretion out of funds legally available therefore and will be dependent upon a number of factors, including our actual or anticipated financial condition, results of operations, cash flows and capital requirements, debt service requirements, financing covenants, restrictions under applicable law and other factors.
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
We have established taxable REIT subsidiaries, or TRSs, and may establish others in the future. Despite our qualification as a REIT, our TRSs must pay income tax on their taxable income. Specifically, each domestic TRS is subject to U.S. federal income tax as a regular C corporation, including any applicable corporate alternative minimum tax. In addition, we must comply with various tests to continue to qualify as a REIT for U.S. federal income tax purposes, and our income from, and investments in, our TRSs generally do not constitute permissible income and investments for certain of these tests. No more than 25% (or 20% for taxable years beginning before December 31, 2025) of the value of a REIT’s assets may consist of securities of one or more TRSs. Because TRS securities do not qualify for purposes of the 75% asset test described herein, and because we own other assets that do not, or may not, qualify for the 75% asset test, the 75% asset test may effectively limit the value of our TRS securities to less than 25% (or 20% for taxable years beginning before December 31, 2025) of our total assets. Our dealings with our TRSs may materially and adversely affect our REIT qualification. Furthermore, we may be subject to a 100% penalty tax, or our TRSs may be denied deductions, to the extent our dealings with our TRSs are determined not to be arm’s length in nature or are otherwise not permitted under the Code.
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
As a REIT, at the end of each quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than cash, cash items, government securities, securities issued by a TRS and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total securities can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets may consist of “nonqualified publicly offered REIT debt instruments”. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of the quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering material adverse tax consequences. The need to comply with the 75% asset test and 25% (or 20% for taxable years beginning before December 31, 2025) TRS securities test on an ongoing basis potentially could require us in the future to limit the future acquisition of, or to dispose of, nonqualifying assets, limit the future expansion of our TRSs’ assets and operations or dispose of or curtail TRS assets and operations, which could adversely affect our business and could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The maximum federal income tax rate applicable to “qualified dividend income” payable by non-REIT corporations to certain non-corporate U.S. stockholders is generally 20%, and a 3.8% Medicare tax may also apply. Dividends paid by REITs, however, generally are not eligible for the reduced rates applicable to qualified dividend income. The One Big Beautiful Bill Act (“OBBBA”) permanently reduces the effective tax rate on ordinary REIT dividends (i.e., dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us) for U.S. holders of our common stock that are individuals, estates or trusts by permitting such holders to claim a deduction in determining their taxable income equal to 20% of any such dividends they receive. Taking into account the reduction in the maximum individual federal income tax rate from 39.6% to 37%, made permanent by the OBBBA, this results in a maximum effective rate of regular income tax on ordinary REIT dividends of 29.6% (as compared to the 20% maximum federal income tax rate applicable to qualified dividend income received from a non-REIT corporation). Stockholders are urged to consult their tax advisors as to their ability to claim this deduction. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions. This could materially and adversely affect the value of the stock of REITs, including our common stock.
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
The Company’s Chief Information Officer (“CIO”) and CISO work closely with other management positions, including the Chief Legal Officer and the Head of Internal Audit, to evaluate cybersecurity risks in alignment with our business objectives and operational needs. The CIO oversees the Company’s security team and the CISO and has participated in the NIST review and validation of security procedures and processes.
The individuals responsible for evaluating and managing the Company’s cybersecurity risk have extensive experience managing organizational risk and implementing cybersecurity programs at companies. The CIO has more than 20 years of experience advising on the overall strategy of technology, including the incorporation of cyber security into the software development lifecycle and change management process. The CISO possesses more than 10 years of relevant expertise in cybersecurity and holds a Certified Information Systems Security Professional (“CISSP”) certification. Other members of the Company’s information security team also hold certifications such as Certified Information Security Manager (“CISM”), Certified Ethical Hacker (“CEH”), and Certified Information Systems Auditor (“CISA”). The Chief Legal Officer possesses many years of experience managing legal and compliance risk at public companies, including with respect to cybersecurity incidents. The Head of Internal Audit manages the Company’s broader risk management framework, which includes cybersecurity risks, and has many years of prior experience assessing cybersecurity risks and programs at several companies.
Impact of Cybersecurity Threats
As previously disclosed, we have experienced significant cyber incidents in the past, including in November 2020 and April 2023, that have impacted our operations and financial results. The related expense is reflected in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, and any reserve balance is included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheets as of December 31, 2025, and 2024. For additional information regarding such risks and the affects thereof on our business strategy, operations and financial condition, see Part I, Item 1A, Risk Factors – “We depend on information technology systems to operate our business, and issues with maintaining, upgrading or implementing these systems, could have a material adverse effect on our business.”

ITEM 2. Properties
General
In addition to the information in this Item 2, certain information regarding our portfolio is contained in Schedule III (“Real Estate and Accumulated Depreciation”) under Part IV, Item 15(b) and which is included in Part II, Item 8.
Our Warehouse Portfolio
As of December 31, 2025, we operated a global network of 231 warehouses that contained approximately 1.4 billion refrigerated cubic feet and approximately 5.5 million pallet positions. We believe that the volume of cubic feet in our warehouses and the number of pallets contained therein provide a more meaningful measure of our storage space than warehouse surface area expressed in square feet as customers generally contract for storage on a pallet-by-pallet basis, not on a square footage basis. Our warehouses feature customized racking systems that allow for the storage of products on pallets in horizontal rows across vertically stacked levels. Our racking systems can accommodate a wide array of different customer storage needs.
The following table provides summary information regarding the warehouses in our portfolio that we owned, leased or managed as of December 31, 2025.

Country / Region	# of Warehouses	Cubic Feet (In millions)	% of Total Cubic Feet	Average Pallet Positions (In thousands)
Warehouse Segment Portfolio (1)
United States
East	49	343.0	24%	1,138
Southeast	45	294.3	21%	987
Central	42	290.1	20%	1,110
West	45	262.3	19%	1,204
Canada	5	32.6	2%	120
North America Total	186	1,222.3	86%	4,559
Netherlands	5	22.6	2%	107
United Kingdom	4	38.3	3%	244
Spain	4	15.2	1%	82
Portugal	4	11.5	1%	58
Ireland	3	9.5	1%	59
Austria	1	4.2	—%	44
Poland	2	3.5	—%	14
Europe Total	23	104.8	8%	608
Australia	11	63.0	4%	222
New Zealand	6	16.9	1%	80
Asia-Pacific Total	17	79.9	5%	302
Argentina	2	9.7	1%	23
South America Total	2	9.7	1%	23
Warehouse Segment Total / Average	228	1,416.7	100%	5,492
Third-Party Managed Portfolio
United States	2	8.4	100%	—
Asia-Pacific	1	—	—%	—
Third-Party Managed Total / Average	3	8.4	100%	—
Portfolio Total / Average	231	1,425.1	100%	5,492
(1)As of December 31, 2025, we owned 166 of our North American warehouses and 38 of our international warehouses, and we leased 20 of our North American warehouses and 4 of our international warehouses. As of December 31, 2025, 15 of our owned facilities were located on land that we lease pursuant to long-term ground leases.

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
ITEM 4. Mine Safety Disclosures

None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Americold Realty Trust, Inc.’s common stock is listed on the NYSE under the trading symbol “COLD”. Our common stock has been publicly traded since January 19, 2018. On February 24, 2026, we had approximately 284,879,678 shares of common stock outstanding. The number of holders of record of our common stock on February 24, 2026 was 14. This figure does not represent the actual number of beneficial owners of our common stock because our common stock is frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares. Our future common stock dividends, if and as declared, may vary and will be determined by our Board of Directors upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements.
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
Stock Performance Graph
The following graph compares the change in the cumulative total stockholder return on Americold Realty Trust, Inc. common stock during the period from December 31, 2020 through December 31, 2025, with the cumulative total returns on the MSCI US REIT Index (“RMZ”) and the S&P 500 Net TR Index (“S&P 500”). The comparison assumes that $100 was invested on December 31, 2020 in Americold Realty Trust, Inc. common stock and in each of these indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Returns
Among Americold Realty Trust, Inc., S&P 500, and RMZ Index
Assumes $100 invested on December 31, 2020
To fiscal year ended December 31, 2025

200
175
150
125
100
75
50
25
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
RMZ
S&P 500
COLD

Pricing Date	COLD ($)	S&P 500 ($)	RMZ ($)
12/31/2020	100.00	100.00	100.00
12/31/2021	87.84	128.16	143.06
12/31/2022	75.84	104.43	108.00
12/31/2023	81.09	131.24	122.84
12/31/2024	57.33	163.40	133.59
12/31/2025	34.45	191.88	137.53

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
•The hypothetical investment in Americold Realty Trust, Inc.’s common stock presented in the stock performance graph above is based on the closing price of the common stock on December 31, 2020.

Sales of Unregistered Securities
 None.
Purchases of Equity Securities
 None.
Securities Authorized For Issuance Under Equity Compensation Plans
Information relating to compensation plans under which our common stock is authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.
Other Stockholder Matters
None.

ITEM 6. [Reserved]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements included in this Annual Report on Form 10-K. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described under Item 1A of this Annual Report on Form 10-K. Refer to our Annual Report on Form 10-K as filed on February 27, 2025, for a discussion of the comparative results of operations for the years ended December 31, 2024 and 2023.
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of December 31, 2025, the Company operated 231 warehouses globally, totaling approximately 1.4 billion cubic feet, with 188 warehouses in North America, 23 warehouses in Europe, 18 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of December 31, 2025, our business includes three primary business segments: Warehouse, Transportation and Third-Party Managed. We also have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.

Business Strategy
Our strategy is focused on disciplined execution, capital efficiency, and proactive asset management to enhance operating and financial performance, increase cash flows from operations, and create long-term stockholder value. We leverage the scale, density, and flexibility of our global temperature-controlled warehouse network to support customers across the cold chain, drive organic growth within our existing portfolio, and optimize physical and economic utilization. As an owner and operator of specialized cold-storage real estate, we actively manage our portfolio to maintain financial flexibility, support evolving customer requirements, and create value through selective development and portfolio optimization. We continue to emphasize operational excellence, cost discipline, and service reliability, supported by standardized processes and ongoing technology investments. While food remains our primary end market, our facilities also support adjacent temperature-sensitive categories and, where appropriate, non-temperature-sensitive goods. We believe these strategies position us to benefit from continued customer outsourcing, e-commerce growth, and evolving distribution models.
Key Factors Affecting Our Business and Financial Results
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system as well as other transformation related initiatives including artificial intelligence related projects and market expansion initiatives. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. We refer to the Project Orion ERP activities as “Orion - Oracle” and all other Project Orion transformation activities as “Orion - Transformation”. The activities associated with Orion - Oracle are substantially complete, with the exception of the implementation in Europe. Since inception, the Company has incurred $227.7 million of total implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations and costs deferred in “Other assets”, and to a lesser extent within “Assets under construction” on the Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs recognized within Other Assets was $88.6 million and $80.5 million as of December 31, 2025 and 2024, respectively.
During the three months ended June 30, 2024, the Company deployed Project Orion in North America and Asia Pacific related to Orion - Oracle activities. The implementation costs deferred within “Other assets” on the Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as the implementation of Project Orion related systems and software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the Project Orion related systems and software associated with the deployment of Project Orion in North America and Asia Pacific to be ten years and is amortizing the costs associated with such implementation on a straight line basis over such period. The amortization expense recognized during the years ended December 31, 2025 and 2024 related to Project Orion was $15.1 million and $4.2 million, respectively.
Loss on Debt Extinguishment
During the year ended December 31, 2024, the Company purchased 11 facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024.
These purchases resulted in the recognition of a $115.1 million loss on debt extinguishment during the year ended December 31, 2024. These amounts are recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Consolidated Statements of Operations. Refer to Note 11 - Sale-Leasebacks of Real Estate for further details.
Loss on Sale of Real Estate
During the year ended December 31, 2025, the Company exited 2 facilities in the Company’s lease portfolio that were previously accounted for as failed sale-leaseback financing obligations. These exits resulted in a $55.9 million loss, recognized within “Net loss (gain) from sale of real estate” on the Consolidated Statements of Operations for the year ended December 31, 2025. Refer to Note 11 - Sale-Leasebacks of Real Estate for further details.
Impairment of Long-Lived Assets
For the year ended December 31, 2025, the Company recorded long-lived asset impairment charges of $47.1 million primarily due to the anticipated exit of certain warehouses. For the year ended December 31, 2024, the Company recorded long-lived asset impairment charges of $33.1 million for the anticipated exit of certain warehouse and transportation related operations.
Seasonality
We provide services to food producers, distributors, retailers, and e-tailers whose businesses, in some cases, are seasonal or cyclical. To help mitigate revenue and earnings volatility associated with seasonality, we have implemented fixed-commitment contracts with certain customers, under which customers pay for guaranteed warehouse space to maintain required inventory levels, particularly during periods of peak physical occupancy.
Historically, on a portfolio-wide basis, physical occupancy rates have generally been lowest during May and June and have typically increased thereafter as a result of annual harvests and customer inventory build in advance of end-of-year holidays, with occupancy often peaking between mid-September and early December. Higher-than-average occupancy levels in October or November have historically resulted in higher revenues. However, these historical seasonal patterns are not always indicative of current or future results, and in recent periods, challenging demand conditions and other factors impacting the business have resulted in occupancy levels and revenue trends that are not aligned with typical seasonal expectations.

Seasonality is mitigated, in part, by the diversity of our customer base and product mix, as peak demand for various products occurs at different times of the year (for example, demand for ice cream is typically highest in the summer, while demand for frozen turkeys usually peaks in the late fall). In addition, our southern hemisphere operations in Australia, New Zealand, and South America help balance seasonal impacts across our global portfolio, as growing and harvesting cycles in those regions are complementary to those in North America and Europe. Each of our warehouses establishes operating hours based on customer demand, which varies by location and over time.
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
Foreign Currency Translation Impact on Our Operations
Our consolidated revenues and expenses are impacted by foreign currency fluctuations, which can significantly affect our results. However, revenues and expenses from our international operations are typically denominated in the local currency of the country in which they are derived, which partially mitigates the impact of foreign currency fluctuations. See below for further details of constant currency key performance indicators used to allow stakeholders to understand the results of operations excluding changes in foreign exchange rates.
How We Assess the Performance of Our Business
Segment Contribution Net Operating Income (“NOI”)
We evaluate the performance of our primary business segments based on their NOI contribution to our overall results of operations which aligns with how our decision makers evaluate performance.
•Warehouse segment contribution NOI is calculated as Warehouse segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative, corporate-level Acquisition, cyber incident, and other, net, Impairment of indefinite and long-lived assets, Net loss (gain) from sale of real estate, and all components of Other (expense) income.
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities cost.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as Transportation segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative, corporate-level Acquisition, cyber incident, and other, net, Impairment of indefinite and long-lived assets, Net loss (gain) from sale of real estate, and all components of Other (expense) income.
•Third-Party Managed segment contribution NOI is calculated as Third-Party Managed segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative, corporate-level Acquisition, cyber incident, and other, net, Impairment of indefinite and long-lived assets, Net loss (gain) from sale of real estate, and all components of Other (expense) income.
•Contribution NOI margin for each of these operations is calculated as the applicable contribution NOI measure divided by the applicable revenue measure.
Segment NOI and NOI margin contribution metrics help investors understand revenues, costs, and earnings among service types. These NOI contribution measures are supplemental and are not measurements of financial performance under U.S. GAAP. We provide reconciliations of these measures to the most directly comparable U.S. GAAP measures in the results of operations sections below.
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
The following table shows the number of same store and non-same store warehouses in our portfolio as of December 31, 2025. The non-same stores count in the table below includes the impact of sites sold or otherwise disposed of during the period presented.

Warehouse site count	As of December 31, 2025
Total Warehouses	231
Same Store Warehouses	219
Non-Same Store Warehouses(1)	9
Third-Party Managed Warehouses	3
(1)As of December 31, 2025, the non-same store facility count consists of: 4 sites that are in the recently completed expansion and development phase, 2 facilities where the executive leadership team has approved exits in the current year (both of which are leased facilities), 1 facility that we purchased in 2025, 1 recently leased warehouse in Australia, and 1 site that is temporarily idle. Beginning in Q4 2025, sites are removed from the site count if the executive leadership team has approved the exit and the site is vacant as of period end. As of December 31, 2025, there are 4 sites in the development and expansion phase that will be added to the non-same store pool when operations commence.
Same store financial metrics are not a measurement of financial performance under U.S. GAAP. In addition, other companies providing temperature-controlled warehouse storage and handling and other warehouse services may not define same store or calculate same store financial metrics in a manner consistent with our definitions and calculations. Same store financial measures should be considered as a supplement, but not as an alternative, to our results calculated in accordance with U.S. GAAP. We provide reconciliations of these measures to the most directly comparable U.S. GAAP measures in the discussions of our comparative results of operations below.
Physical Occupancy of our Warehouses
We define average physical occupied pallets as the average number of physically occupied pallets positions in our warehouses for the applicable period.
Physical occupancy percentage is calculated by dividing the average number of physically occupied pallets by the estimated average of total physical pallet positions in our warehouses, for the applicable period.
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
Selling, general, and administrative expenses consist primarily of warehouse and non-warehouse related labor, facility and warehouse costs, equipment expenses, administrative expenses, information technology (including amortization and ongoing licenses expenses associated with the go-live of Project Orion), common carriers, and professional fees.
Acquisition, cyber incident, and other, net consists of non-recurring or non-routine costs including costs related to Project Orion, terminated site operations costs, non-routine stock compensation expense associated with certain employee awards and professional and consulting fees for strategic projects, acquisition related costs, severance, and cyber incident related costs, net of insurance recoveries. These costs are not representative of our normal course of operations.
Impairment of indefinite and long-lived assets represents the impairment of property, plant, and equipment, operating leases, and other long-lived assets whose values are considered unrecoverable.
Net loss (gain) from sale of real estate represents gains or losses recognized from certain lease exits previously accounted for as failed sale leasebacks or the sale of Company owned real estate.

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
Other, net primarily includes miscellaneous transactions, the gain from the sale of the SuperFrio joint venture, interest income, foreign currency remeasurement, and certain legal settlements.
Impairment of related party loan receivable represents impairment charges associated with the loan issued to the Comfrio joint venture which was fully impaired during the year ended December 31, 2023. Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements for further details.
Loss on put option represents the fair value of put option associated with the Comfrio joint venture further described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations of the Consolidated Financial Statements.

Results of Operations
Comparison of Results for the Years Ended December 31, 2025 and 2024
Warehouse Segment
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global Warehouse segment for the years ended December 31, 2025 and 2024.

	Years Ended December 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant currency

	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues:
Rent and storage	$1,031,487	$1,033,888	$1,059,508	(2.6)%	(2.4)%
Warehouse services	1,345,629	1,347,179	1,357,235	(0.9)%	(0.7)%
Total revenues	$2,377,116	$2,381,067	$2,416,743	(1.6)%	(1.5)%
Global Warehouse cost of operations(2):
Power	144,347	144,402	147,453	(2.1)%	(2.1)%
Other facilities costs(3)	237,627	238,382	256,910	(7.5)%	(7.2)%
Labor	989,630	991,487	998,543	(0.9)%	(0.7)%
Other services costs(4)	206,061	205,926	212,124	(2.9)%	(2.9)%
Total warehouse cost of operations	$1,577,665	$1,580,197	$1,615,030	(2.3)%	(2.2)%

Global Warehouse contribution (NOI)	$799,451	$800,870	$801,713	(0.3)%	(0.1)%
Rent and storage contribution (NOI)	$649,513	$651,104	$655,145	(0.9)%	(0.6)%
Services contribution (NOI)	$149,938	$149,766	$146,568	2.3%	2.2%
Global Warehouse margin	33.6%	33.6%	33.2%	40 bps	40 bps
Rent and storage margin	63.0%	63.0%	61.8%	120 bps	120 bps
Services margin	11.1%	11.1%	10.8%	30 bps	30 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	4,097	n/a	4,304	(4.8)%	n/a
Average physical occupied pallets	3,494	n/a	3,731	(6.4)%	n/a
Average physical pallet positions	5,492	n/a	5,523	(0.6)%	n/a
Economic occupancy percentage	74.6%	n/a	77.9%	-330 bps	n/a
Physical occupancy percentage	63.6%	n/a	67.6%	-400 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$251.77	$252.35	$246.17	2.3%	2.5%
Total rent and storage revenues per average physical occupied pallet	$295.22	$295.90	$283.97	4.0%	4.2%
Global Warehouse services metrics:
Throughput pallets	35,244	n/a	36,509	(3.5)%	n/a
Total warehouse services revenues per throughput pallet	$38.18	$38.22	$37.18	2.7%	2.8%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses after being considered idle or closed due to an intention to exit. These sites are recognized within Acquisition, cyber incident, and other, net. Refer to FN8 - Acquisition, Cyber Incident, and Other, Net for further details.
(3)Includes real estate rent expense of $29.0 million and $35.9 million, on an actual basis, for the years ended December 31, 2025 and 2024, respectively.
(4)Includes non-real estate rent expense (equipment lease and rentals) of $9.6 million and $12.3 million, on an actual basis, for the years ended December 31, 2025 and 2024, respectively.
n/a - not applicable

On a constant currency basis, our Warehouse segment revenues decreased $35.7 million, or 1.5%, during the year ended December 31, 2025, compared to the prior year. This decrease was driven by a decrease of $29.2 million in our same store pool, and a decrease of $6.5 million in our non-same store pool, both on a constant currency basis. See discussion in the same store section below for further details on the same store revenue decrease. The decrease in revenue in our non-same store pool was primarily due to facilities exits in the non-same store pool during the period partially offset by incremental revenue associated with recently completed developments, expansions, and acquisitions.
On a constant currency basis, our Warehouse segment cost of operations decreased $34.8 million, or 2.2%, during the year ended December 31, 2025, compared to the prior year. The cost of operations decreased $8.5 million for our same store pool, and decreased $26.3 million for our non-same store pool, both on a constant currency basis. The decrease in the non-same store pool is primarily related to facilities exits in the non-same store pool as well as performance improvements associated with the ongoing normalization of recent site developments, expansions, and acquisitions in the non-same store pool during the year ended December 31, 2025 as compared to the prior year.
On a constant currency basis, Warehouse segment NOI contribution decreased $0.8 million, or 0.1%, during the year ended December 31, 2025, compared to the prior year. The NOI for our same store pool decreased $20.7 million, or 2.5%, and increased $19.8 million for our non-same store pool, both on a constant currency basis, due to factors further described above.

Same Store and Non-Same Store Results
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the years ended December 31, 2025 and 2024.

	Years Ended December 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant currency
Number of same store warehouses	219		219
	(Dollars and units in thousands, except per pallet data)
Same store revenues(2):
Rent and storage	$990,329	$992,716	$1,019,826	(2.9)%	(2.7)%
Warehouse services	1,311,031	1,312,459	1,314,503	(0.3)%	(0.2)%
Total same store revenues	$2,301,360	$2,305,175	$2,334,329	(1.4)%	(1.2)%
Same store cost of operations(2):
Power	137,549	137,600	139,453	(1.4)%	(1.3)%
Other facilities costs	228,680	229,427	228,579	—%	0.4%
Labor	950,752	952,517	956,908	(0.6)%	(0.5)%
Other services costs	193,012	192,865	195,963	(1.5)%	(1.6)%
Total same store cost of operations	$1,509,993	$1,512,409	$1,520,903	(0.7)%	(0.6)%

Same store contribution (NOI)	$791,367	$792,766	$813,426	(2.7)%	(2.5)%
Same store rent and storage contribution (NOI)	$624,100	$625,689	$651,794	(4.2)%	(4.0)%
Same store services contribution (NOI)	$167,267	$167,077	$161,632	3.5%	3.4%
Same store margin	34.4%	34.4%	34.8%	-40 bps	-40 bps
Same store rent and storage margin	63.0%	63.0%	63.9%	-90 bps	-90 bps
Same store services margin	12.8%	12.7%	12.3%	50 bps	40 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,980	n/a	4,148	(4.1)%	n/a
Average physical occupied pallets	3,396	n/a	3,590	(5.4)%	n/a
Average physical pallet positions	5,195	n/a	5,214	(0.4)%	n/a
Economic occupancy percentage	76.6%	n/a	79.6%	-300 bps	n/a
Physical occupancy percentage	65.4%	n/a	68.9%	-350 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$248.83	$249.43	$245.86	1.2%	1.5%
Same store rent and storage revenues per average physical occupied pallet	$291.62	$292.32	$284.07	2.7%	2.9%
Same store services metrics:
Throughput pallets	34,526	n/a	35,591	(3.0)%	n/a
Same store services revenues per throughput pallet	$37.97	$38.01	$36.93	2.8%	2.9%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses after being considered idle or closed due to an intention to exit. These sites are recognized within Acquisition, cyber incident, and other, net.
n/a - not applicable

Same store rent and storage revenues decreased by $27.1 million on a constant currency basis, primarily due to a decrease in economic occupancy of 300 basis points. This decrease was partially offset by an increase in the constant currency same store rent and storage revenues per average economic occupied pallet of 1.5% during the year ended December 31, 2025, as compared to the prior year. The overall decrease in economic occupancy was primarily driven by lower volume due to a competitive environment and changes in consumer buying habits which resulted in change in food production levels.
Same store warehouse services revenues decreased $2.0 million on a constant currency basis, primarily due to a 3.0% decrease in throughput pallets due to lower outbounding activity associated with the factors impacting occupancy levels noted above. This decrease was partially offset by an increase in the constant currency same store services revenues per throughput pallet of 2.9% during the year ended December 31, 2025, as compared to the prior year.
Same store costs of operations decreased by $8.5 million, on a constant currency basis, primarily driven by a decline in labor related charges and lower costs associated with the Company’s provision for uncollectible accounts. Labor expense declined primarily due to the impact of the Company’s labor efficiency initiatives, as well as lower overall occupancy levels. Same store operating margins remained relatively consistent during the year ended December 31, 2025, as compared to the prior year.

	Years Ended December 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant currency
Number of non-same store warehouses	9		16
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues(2):
Rent and storage	$41,158	$41,172	$39,682	n/r	n/r
Warehouse services	34,598	34,720	42,732	n/r	n/r
Total non-same store revenues	$75,756	$75,892	$82,414	n/r	n/r
Non-same store cost of operations(2):
Power	6,798	6,802	8,000	n/r	n/r
Other facilities costs	8,947	8,955	28,331	n/r	n/r
Labor	38,878	38,970	41,635	n/r	n/r
Other services costs	13,049	13,061	16,161	n/r	n/r
Total non-same store cost of operations	$67,672	$67,788	$94,127	n/r	n/r

Non-same store contribution (NOI)	$8,084	$8,104	$(11,713)	n/r	n/r
Non-same store rent and storage contribution (NOI)	$25,413	$25,415	$3,351	n/r	n/r
Non-same store services contribution (NOI)	$(17,329)	$(17,311)	$(15,064)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	117	n/a	156	n/r	n/a
Average physical occupied pallets	98	n/a	141	n/r	n/a
Average physical pallet positions	297	n/a	309	n/r	n/a
Economic occupancy percentage	39.4%	n/a	50.5%	n/r	n/a
Physical occupancy percentage	33.0%	n/a	45.6%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$351.78	$351.90	$254.37	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$419.98	$420.12	$281.43	n/r	n/r
Non-same store services metrics:
Throughput pallets	718	n/a	918	n/r	n/a
Non-same store services revenues per throughput pallet	$48.19	$48.36	$46.55	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses after being considered idle or closed due to an intention to exit. These sites are recognized within Acquisition, cyber incident, and other, net.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our Transportation segment for the years ended December 31, 2025 and 2024.

	Years Ended December 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services revenues	$188,230	$188,273	$209,129	(10.0)%	(10.0)%
Transportation services cost of operations	156,984	157,001	172,606	(9.1)%	(9.0)%
Transportation segment contribution (NOI)	$31,246	$31,272	$36,523	(14.4)%	(14.4)%

Transportation margin	16.6%	16.6%	17.5%	-90 bps	-90 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, Transportation services revenues decreased $20.9 million, or 10.0%, as compared to the prior year. The decrease was primarily due to overall lower volumes driven by softening transportation demand in the current macro-economic environment coupled with certain customer exits and site exits, partially offset by an increase in transportation revenues in Asia-Pacific primarily due to a newly leased warehouse in Australia and volume increases in the region.
On a constant currency basis, Transportation services cost of operations decreased $15.6 million, or 9.0%, as compared to the prior year. The decrease was due to the same factors contributing to the decline in revenue mentioned above for North America and Europe, partially offset by an increase in transportation cost of operations for Asia-Pacific.
Third-Party Managed Segment
The following table presents the operating results of our Third-Party Managed segment for the years ended December 31, 2025 and 2024.

	Years Ended December 31,			Change
	2025 Actual	2025 Constant Currency(1)	2024 Actual	Actual	Constant Currency
Number of managed sites	3		4
	(Dollars in thousands)
Third-party managed services revenues	$36,500	$37,082	$40,669	(10.3)%	(8.8)%
Third-party managed services cost of operations	27,811	28,239	32,178	(13.6)%	(12.2)%
Third-party managed segment contribution (NOI)	$8,689	$8,843	$8,491	2.3%	4.1%

Third-party managed margin	23.8%	23.8%	20.9%	290 bps	290 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, Third-party managed services revenues decreased $3.6 million, or 8.8%, as compared to the prior year. The decrease is due to the ceased operations of certain third-party managed sites, one of which ceased during the three months ended June 30, 2024 and another during the three months ended March

31, 2025. This was partially offset by an increase in revenues at a certain third-party managed site located in Australia.
On a constant currency basis, Third-party managed services cost of operations decreased $3.9 million, or 12.2%, as compared to the prior year due to the factors noted above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Change
	2025	2024	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$367,362	$360,817	$6,545	1.8%
Selling, general, and administrative	$269,474	$255,118	$14,356	5.6%
Acquisition, cyber incident, and other, net	$103,893	$77,169	$26,724	34.6%
Impairment of long-lived assets	$47,099	$33,126	$13,973	42.2%
Net loss (gain) from sale of real estate	$44,324	$(3,514)	$47,838	n/r
n/r - not relevant
Depreciation and amortization. The increase in Depreciation and amortization was primarily due to the impact of our recently completed expansion and development projects.
Selling, general, and administrative. The increase in Corporate-level selling, general, and administrative expenses was primarily driven by the go-live of Project Orion in North America and Asia Pacific, which resulted in higher software related expenses (primarily software license fees and deferred cost amortization). For the years ended December 31, 2025 and 2024, selling, general, and administrative expenses, excluding incremental amortization associated with Project Orion, were 9.8% and 9.4% of total revenues, respectively.

Acquisition, cyber incident, and other, net. Corporate-level Acquisition, cyber incident, and other, net expenses include the following:

	Years Ended December 31,		Change
	2025	2024	$	%
Acquisition, cyber incident, and other, net	(In thousands)
Orion - transformation related costs (non-capitalizable costs)(1)(2)	$30,773	$21,147	$9,626	45.5%
Closed site costs, excluding severance(2)	21,878	5,102	16,776	n/r
Other, net(2)	17,172	3,576	13,596	n/r
Orion - Oracle related costs (non-capitalizable costs)(1)(2)	12,292	37,040	(24,748)	(66.8)%
Acquisition and integration related costs(2)	9,310	8,906	404	4.5%
Severance costs(2)	7,659	6,608	1,051	15.9%
Cyber incident related costs, net of insurance recoveries	4,809	(5,210)	10,019	n/r
Total acquisition, cyber incident, and other, net	$103,893	$77,169	$26,724	n/r
(1)Beginning with the year ended December 31, 2025, the Company has presented Orion - transformation related costs (non-capitalizable costs) and Orion - Oracle related costs (non-capitalizable costs) separately within the table above. Refer to Note 1 - Description of the Business for further details on the Project Orion categories.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
n/r - not relevant
Refer to Note 8 - Acquisition, Cyber Incident, and Other, Net of the Consolidated Financial Statements for a further description of the expenses listed above.
Orion - transformation related costs (non-capitalizable costs) represents the non-capitalizable portion of all costs related to Project Orion transformation projects. These costs have increased $9.6 million primarily due to increased contract labor and professional fees related to Project Orion transformation projects.
Closed site costs, excluding severance include expenses incurred to wind down operations at closed, idled, or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses, but exclude any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs. During the year ended December 31, 2025, these costs increased $16.8 million compared to the prior year, primarily driven by lease termination fees and other expenses with recently exited or idled operations and certain assets classified as held for sale.
Other, net for the year ended December 31, 2025 includes non-routine stock compensation expense associated with certain employee awards, non Project Orion related software implementation expenses and professional and consulting fees for strategic projects. Other, net for the years ended December 31, 2024 includes non-routine stock compensation expense associated with certain employee awards, certain repair costs associated with natural weather disasters impacting our warehouses, and $0.8 million related to a litigation adjustment.
Orion - Oracle related costs (non-capitalizable costs) represents the non-capitalizable portion of all Oracle costs related to Project Orion. These costs have decreased $24.7 million primarily due to decreased contract labor, professional fees, and other non-capitalizable costs related to the Oracle implementation.
Acquisition and integration related costs include costs associated with business acquisitions, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. During the year ended December 31, 2025, these costs increased $0.4 million compared to the prior year primarily driven by increased acquisition and integration related legal fees, partially offset by decreased professional fees.

Severance costs represent certain contractual and negotiated severance and separation costs from exited former executives (excluding charges in the normal course of retirement), reorganizations, reduction in headcount due to synergies achieved through acquisitions or operational efficiencies and reduction in workforce costs associated with exiting or selling non-strategic warehouses or businesses. These costs increased $1.1 million primarily due to increased workforce reductions during the year ended December 31, 2025.
Cyber incident related costs, net of insurance recoveries represents incremental legal and other costs associated with cybersecurity incidents that occurred in November 2020 and April 2023, net of the receipt of business interruption insurance proceeds. The $10.0 million increase was primarily driven by the favorable impact of a $10.0 million insurance payment received in 2024, which did not recur in 2025.
Impairment of long-lived assets. For the year ended December 31, 2025, the Company recorded long-lived asset impairment charges of $47.1 million primarily due to the anticipated exit of certain warehouses. For the year ended December 31, 2024, the Company recorded long-lived asset impairment charges of $33.1 million for the anticipated exit of certain warehouse and transportation related operations.
Net loss (gain) from sale of real estate. The sale of real estate during the year ended December 31, 2025 included a $44.3 million loss related to the exit of certain leased facilities and the sale of real estate. During the year ended December 31, 2024, the Company recorded a $3.5 million gain related to the strategic sale of a facility in the United States.
Other Income and Expense
The following table presents other income and expense for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Change
	2025	2024	$	%
	(In thousands)
Interest expense	$147,776	$135,323	$12,453	9.2%
Loss on debt extinguishment and termination of derivative instruments	$—	$116,082	$(116,082)	(100.0)%
Loss from investments in partially owned entities	$2,112	$3,702	$(1,590)	(42.9)%
Other, net	$6,921	$27,919	$(20,998)	(75.2)%
Interest expense. The increase in Interest expense was primarily due to an overall increase in outstanding debt, most notably the issuance of our $500.0 million Public 5.409% Notes during September of 2024 and the issuance of our $400.0 million Public 5.600% Notes during April of 2025, partially offset by a decrease in interest on the U.S. dollar denominated Revolver due to timing of draws outstanding, an increase in capitalized interest, and a decrease in interest on failed sale-leaseback facilities due to the purchase of eleven facilities previously accounted for as failed sale-leasebacks during the year ended December 31, 2024.
Loss on debt extinguishment and termination of derivative instruments. The decrease in Loss on debt extinguishment and termination of derivative instruments was primarily due to the purchase of eleven facilities previously accounted for as failed sale-leasebacks, resulting in a loss on debt extinguishment of $115.1 million., which did not recur during the year ended December 31, 2025.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased due to the sale of the Company’s equity interest in the SuperFrio joint venture in April 2025.

Other, net. The following table presents items included in Other, net for the years ended December 31, 2025 and 2024.

	Years Ended December 31,		Change
	2025	2024	$	%
Other, net	(In thousands)
Other income	$6,430	$3,240	$3,190	98.5%
Interest income	3,087	4,951	(1,864)	(37.6)%
Gain from removal of hedge designation	—	11,431	(11,431)	(100)%
Prior acquisition settlement	—	8,391	(8,391)	(100)%
Loss from asset disposal	(2,596)	(94)	(2,502)	n/r
Total other, net	$6,921	$27,919	$(20,998)	n/r
n/r - not relevant
The decrease in Other, net is primarily attributable to the $11.4 million gain related to the removal of hedge designation for the Company’s British pound revolver during the year ended December 31, 2024, the $8.4 million settlement related to a representations and warranty claim related to a prior acquisition recognized during the year ended December 31, 2024, and an increase in losses from other asset disposals offset by a $2.4 million gain from the sale of the SuperFrio joint venture recognized during the year ended December 31, 2025.
Income Tax Benefit
Income tax benefit for the year ended December 31, 2025 was $20.5 million, which represents an increase of $12.1 million, compared to an income tax benefit from continuing operations of $8.4 million for the year ended December 31, 2024. The increase in tax benefit was primarily driven by an Internal restructuring in 2025, which resulted in deductible temporary differences arising from that transaction of $24.2 million, that was partially offset by a decrease in foreign losses of $6.5 million generated from continuing operations during the year ended December 31, 2025. We also recorded $8.1 million in tax expense during the year ended December 31, 2025, for valuation allowances created in certain US states and foreign jurisdictions, compared to $5.5 million in valuation allowances during the year ended December 31, 2024. Other adjustments included a $3.0 million tax expense in 2025, attributable to equity awards and non-deductible items.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, Core EBITDA, and net debt to pro-forma Core EBITDA.
We calculate NAREIT funds from operations, or NAREIT FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding gains or losses from sales of previously depreciated operating real estate and other assets, plus specified non-cash items, such as real estate asset depreciation and amortization, impairment charges on real estate related assets, and our share of reconciling items for partially owned entities. We believe that NAREIT FFO is helpful to investors as a supplemental performance measure because it excludes the effect of real estate related depreciation, amortization and gains or losses from sales of real estate or real estate related assets, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, NAREIT FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of extraordinary items as defined under U.S. GAAP including Net loss (gain) on sale of non-real estate related assets; Acquisition, cyber incident, and other, net; Impairment of indefinite and long-lived assets (excluding certain real estate assets); Loss on debt extinguishment and termination of derivative instruments; Foreign currency exchange loss (gain); Gain on legal settlement related to prior period operations; Project Orion and other software related deferred costs amortization; Our share of reconciling items related to partially owned entities; Loss from discontinued operations, net of tax; Impairment of related party loan receivable; Loss on put option; and Gain from sale of partially owned entity. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

NAREIT FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. NAREIT FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP Net loss and Net loss per common share - diluted (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. NAREIT FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows included elsewhere in this Annual Report on Form 10-K. NAREIT FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our Net loss or Net cash provided by operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our NAREIT FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. We reconcile NAREIT FFO, Core FFO and Adjusted FFO to Net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Years Ended December 31,
	2025	2024	2023
Net loss(1)	$(115,282)	$(94,749)	$(336,269)
Adjustments:
Real estate related depreciation	228,424	225,388	222,837
Net loss (gain) from sale of real estate	44,324	(3,514)	(2,254)
Net loss on real estate related asset disposals	102	330	235
Impairment charges on certain real estate assets	45,612	20,985	—
Our share of reconciling items related to partially owned entities	894	1,144	1,705
NAREIT FFO(4)	$204,074	$149,584	$(113,746)
Adjustments:
Net loss (gain) on sale of non-real estate related assets	2,494	(236)	3,725
Acquisition, cyber incident, and other, net	103,893	77,169	64,087
Impairment of indefinite and long-lived assets (excluding certain real estate assets)	1,487	12,141	236,515
Loss on debt extinguishment and termination of derivative instruments	—	116,082	2,482
Foreign currency exchange loss (gain)	1,408	(8,833)	431
Gain on legal settlement related to prior period operations	—	(6,104)	(2,180)
Project Orion and other software related deferred costs amortization	16,596	4,182	—
Our share of reconciling items related to partially owned entities	145	805	64
Loss from discontinued operations, net of tax	—	—	8,072
Impairment of related party loan receivable	—	—	21,972
Loss on put option	—	—	56,576
Gain from sale of partially owned entity	(2,420)	—	(304)
Core FFO applicable to common stockholders(4)	$327,677	$344,790	$277,694
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	5,869	5,329	5,095
Amortization of below/above market leases	1,441	1,445	1,506
Straight-line rent adjustment	288	1,612	1,011
Deferred income tax benefit	(26,584)	(13,210)	(10,781)
Stock-based compensation expense(2)	22,922	25,274	23,592
Non-real estate depreciation and amortization	138,938	135,429	130,906
Maintenance capital expenditures(3)	(62,554)	(80,951)	(78,411)
Our share of reconciling items related to partially owned entities	277	671	1,013
Adjusted FFO applicable to common stockholders(4)	$408,274	$420,389	$351,625
(1)Net loss used in the calculation of the Adjusted FFO reconciliation represents Net loss before adjustment for Net loss attributable to noncontrolling interests.
(2)Stock-based compensation expense excludes any non-routine stock compensation expense associated with certain employee awards, which are recognized within Acquisition, cyber incident, and other, net.
(3)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.
(4)During the year ended December 31, 2023, management excluded certain losses from discontinued operations from Core FFO applicable to common stockholders, and Adjusted FFO applicable to common stockholders and included certain losses from discontinued operations for NAREIT FFO. For purposes of comparability using this same approach, the following adjusted historical results are recast as follows:

Recast for the Year Ended December 31, 2023
(In thousands)
NAREIT FFO	$(114,378)
Core FFO applicable to common stockholders	$279,395
Adjusted FFO applicable to common stockholders	$353,242
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
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Acquisition, cyber incident, and other, net; Loss from investments in partially owned entities; Impairment of indefinite and long-lived assets; Foreign currency exchange loss (gain); Stock-based compensation expense; Loss on debt extinguishment and termination of derivative instruments; Net loss on real estate related asset disposals; Net loss (gain) on sale of non-real estate related assets; Gain on legal settlement related to prior period operations; Project Orion and other software related deferred costs amortization; Reduction in EBITDAre from partially owned entities; Gain from sale of partially owned entity; Loss from discontinued operations, net of tax; Impairment of related party loan receivable; and Loss on put option. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. NAREIT EBITDAre and Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre and Core EBITDA as alternatives to Net loss or Net cash provided by operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Years Ended December 31,
	2025	2024	2023
Net loss(1)	$(115,282)	$(94,749)	$(336,269)
Adjustments:
Depreciation and amortization	367,362	360,817	353,743
Interest expense	147,776	135,323	140,107
Income tax benefit	(20,451)	(8,428)	(2,273)
Net loss (gain) from sale of real estate	44,324	(3,514)	(2,254)
Adjustment to reflect share of EBITDAre of partially owned entities	3,273	5,909	8,996
NAREIT EBITDAre(3)	$427,002	$395,358	$162,050
Adjustments:
Acquisition, cyber incident, and other, net	103,893	77,169	64,087
Loss from investments in partially owned entities	2,112	3,702	3,823
Impairment of indefinite and long-lived assets	47,099	33,126	236,515
Foreign currency exchange loss (gain)	1,408	(8,833)	431
Stock-based compensation expense(2)	22,922	25,274	23,592
Loss on debt extinguishment and termination of derivative instruments	—	116,082	2,482
Net loss on real estate related asset disposals	102	330	235
Net loss (gain) on sale of non-real estate related assets	2,494	(236)	3,725
Gain on legal settlement related to prior period operations	—	(6,104)	(2,180)
Project Orion and other software related deferred costs amortization	16,596	4,182	—
Reduction in EBITDAre from partially owned entities	(3,273)	(5,909)	(8,996)
Gain from sale of partially owned entity	(2,420)	—	(304)
Loss from discontinued operations, net of tax	—	—	8,072
Impairment of related party loan receivable	—	—	21,972
Loss on put option	—	—	56,576
Core EBITDA	$617,935	$634,141	$572,080
(1)Net loss used in the calculation of the Core EBITDA reconciliation represents Net loss before adjustment for Net loss attributable to noncontrolling interests.
(2)Stock-based compensation expense excludes any non-routine stock compensation expense associated with certain employee awards, which are recognized within Acquisition, cyber incident, and other, net.
(3)During the year ended December 31, 2023, management included certain losses from discontinued operations in NAREIT EBITDAre. For purposes of comparability using this same approach, the following adjusted historical results recast are as follows:

Recast for the Year Ended December 31, 2023
(In thousands)
NAREIT EBITDAre	$160,616

Net Debt to Core EBITDA Computation
(In thousands)
	As of December 31,
	2025		2024
Borrowings under revolving line of credit	$332,111		$255,052
Senior unsecured notes and term loans - net of deferred financing costs of $16,001 and $13,882 at December 31, 2025 and 2024, respectively	3,792,123		3,031,462
Sale-leaseback financing obligations	42,352		79,001
Financing lease obligations	152,262		95,784
Total debt	4,318,848		3,461,299
Deferred financing costs(1)	16,001		13,882
Gross debt	4,334,849		3,475,181
Adjustments:
Less: cash, cash equivalents and restricted cash	(136,863)		(47,652)
Net debt	$4,197,986		$3,427,529

Core EBITDA	$617,935		$634,141
Pro forma adjustments(2)	1,641		—
Pro forma Core EBITDA	$619,576		$634,141
Net debt to Pro Forma Core EBITDA(3)	6.8	x	5.4	x
(1)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within Other assets.
(2)As of December 31, 2025, pro forma adjustments consist of (1) inclusion of Core EBITDA from the Houston acquisition for the period from January 1, 2025 to Americold’s acquisition date and (2) exclusion of Core EBITDA for the last twelve months for the sites divested during the twelve months ended December 31, 2025.
(3)Net debt to pro-forma Core EBITDA represents (i) our gross debt (defined as total debt plus discount and deferred financing costs) less cash, cash equivalents and restricted cash divided by (ii) pro-forma and/or Core EBITDA. If applicable, we calculate pro-forma Core EBITDA as Core EBITDA further adjusted items described in footnote 2 above. Our management believes that this ratio is useful because it provides investors with information regarding gross debt less cash, cash equivalents and restricted cash, which could be used to repay debt, compared to our performance as measured using Core EBITDA.

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

Public Debt Offerings
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable semi-annually on March 12 and September 12 of each year. The proceeds from the issuance of the Public 5.409% Notes were used to repay a portion of borrowings previously outstanding.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year. The proceeds from the issuance of the Public 5.600% Notes were used to repay a portion of borrowings previously outstanding.
The Public 5.600% and 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations and certain subsidiaries of the Operating Partnership. Summarized financial information of these guarantors associated are included within the Supplemental Guarantor Financial Information section of this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. Additionally for further information related to these public debt offerings, such as pre-payment terms, and deferred financing fees, refer to Note 9 - Debt to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
2025 Term Loan
On December 19, 2025, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) which provided for the $250 million USD 2025 Delayed Draw Term Facility (the “2025 Term Loan”) with a maturity date of June 2026. The terms of the Second Amendment include an option for one six-month extension past the original contractual maturity date. The 2025 Term Loan bears interest at a rate of SOFR + 0.95% and interest is payable monthly with the first payment occurring on January 30, 2026. The 2025 Term Loan was fully drawn on December 29, 2025, with $150.0 million of the proceeds used to repay our U.S. dollar revolver and $100.0 million of the proceeds retained in “Cash, cash equivalents, and restricted cash” as of December 31, 2025. The amount retained in “Cash, cash equivalents, and restricted cash” was then used towards the repayment of the Private Series A Notes on January 8, 2026.
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
Our bad debt expense was $5.1 million and $7.6 million primarily recognized within Rent, storage, and warehouse services cost of operations in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, we maintained bad debt allowances of approximately $16.4 million and $24.4 million, respectively, which we believe to be adequate. The decrease in the allowance is aligned with the decrease in accounts receivable as of December 31, 2025.
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
On December 16, 2025, the Company’s Board of Directors declared a 5% increase in the dividend, as compared to the prior year, to $0.23 per share for the fourth quarter of 2025, which was paid on January 15, 2026 to common stockholders of record as of December 31, 2025. For the years ended December 31, 2025 and 2024, total cash outflows for dividends and distributions were $261.4 million and $252.1 million, respectively.
For further information regarding dividends and distributions, refer to Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of December 31, 2025:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate borrowings(1)	$3,558,124
Variable interest rate - unhedged	582,111
Total senior unsecured notes, term loans and borrowings under revolving credit facility	4,140,235

Sale-leaseback financing obligations	42,352
Financing lease obligations	152,262
Total debt and debt-like obligations	$4,334,849

Percent of total debt and debt-like obligations:
Fixed interest rate (inclusive of sale-leaseback and financing lease obligations)(1)	86.6%
Variable interest rate - unhedged	13.4%

Weighted effective interest rate as of December 31, 2025(2)	4.16%
(1)The total includes certain borrowings with variable interest rates that have been effectively hedged through interest rate swaps.
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
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of December 31, 2025, our debt, excluding Sale-leaseback financing obligations and Financing lease obligations, had a weighted average term to maturity of approximately 4.1 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 9 - Debt, and Note 10 - Derivative Financial Instruments to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

Capital Expenditures
We utilize a strategic approach to capital expenditures to maintain the high quality and operational efficiency of our warehouses and equipment and ensure that our assets meet the “mission-critical” role they serve in the cold chain. The Company assesses its capital expenditure requirements regularly to support its operational infrastructure, drive strategic growth, and enhance long-term shareholder value.
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized funds used to uphold and extend the useful life of assets, resulting in future economic benefits. These expenditures relate to routine and recurring maintenance that are essential to sustain current operations. This includes the cost to purchase and install, repair, or construct assets when it results in a useful life longer than one year and the cost per asset is over a de minimis threshold. Examples of maintenance capital expenditures include roof repairs, refrigeration equipment refurbishment, racking system repairs, expenditures on material handling equipment and maintenance on existing servers.
External Growth Capital Expenditures
External growth capital expenditures refer to investments to expand our operations and enhance market position through mergers and acquisitions. External growth strategies rely on leveraging external assets and synergies to drive value creation and achieve strategic objectives. The Company completed the Houston acquisition on March 17, 2025 for total cash consideration of $108.4 million. The strategic benefits of the acquisition include the ability to accommodate a significant high-turn retail fixed committed customer.
Expansion, Development, and Integration Capital Expenditures
Expansion, development, and integration capital expenditures refer to investments to enhance our existing operations and increase storage capacity. Examples of capital expenditures associated with expansion and development are warehouse expansions and greenfield developments. Such capital expenditures also include integrating operational systems, rebranding, and upgrading infrastructure to our standards associated with recent mergers and acquisitions.
Organic Growth Capital Expenditures
Organic growth capital expenditures refer to investments with a focus on internal development through existing resources and capabilities. Organic growth strategies focus on utilizing internal resources and synergies to meet strategic goals. Examples of capital expenditures associated with organic growth are pallet position expansion and expansion of drop lots.
Technological Upgrades and Enhancements
Technological upgrades and enhancements refer to investments aimed at improving our technological infrastructure, investments in hardware, software, and systems that automate processes, enhance data analytics, and improve cyber security. In addition, this category includes sustainability initiatives and other asset modernization projects such as installation of LED lighting and solar panels.

The following table sets forth our total capital expenditures for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024(1)
	(In thousands)
Maintenance	$62,554	$80,951
External growth	108,448	—
Expansion, development, and integration(2)	360,063	128,729
Organic growth	143,287	84,532
Technological upgrades and enhancements	23,715	15,478
Total capital expenditures(3)	$698,067	$309,690
(1)Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)Expansion and development capital expenditures include spend for sites in the recently completed expansion and development phase that are included in our non-same store pool, external integration capital expenditures associated with recent acquisitions in the non-same store pool, and any other expansion and development sites that are in progress that will be added to our non-same store pool when operations commence.
(3)Capital expenditures in the Consolidated Statements of Cash Flows for the year ended December 31, 2025 include $32.5 million of costs accrued as of December 31, 2024 and paid during the year ended December 31, 2025. Such expenditures exclude $40.8 million of costs accrued during the year ended December 31, 2025 that will be paid in a future period.

We incurred capitalized interest of $25.3 million and $17.6 million for the years ended December 31, 2025 and 2024, respectively, which is included in the capital expenditures noted in the table above.
Historical Cash Flows
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Years Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by operating activities	$359,641	$411,877
Net cash used in investing activities	$(658,001)	$(313,183)
Net cash provided by (used in) financing activities	$383,256	$(106,785)

Operating Activities
For the year ended December 31, 2025, our net cash provided by operating activities was $359.6 million, a decrease of $52.2 million, or 12.7%, compared to $411.9 million for the year ended December 31, 2024. This decrease was primarily driven by increased expenses associated with non-routine transactions recognized within Acquisition, cyber incident, and other, net and a $5.7 million decrease in total segment contribution on a constant currency basis. These impacts were partially offset by other favorable changes in net working capital (as compared to the impact of changes in working capital in the prior period).
Investing Activities
Net cash used in investing activities was $658.0 million for the year ended December 31, 2025. Additions to property, buildings, and equipment were $576.8 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, the Company completed the Houston acquisition for total cash consideration of $108.4 million. Refer to Note 3 - Business Combinations to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details of this transaction. Other investing activities included cash outflows of $24.6 million associated with a loan to the RSA joint venture. Cash provided by investing activities consisted of $27.5 million of total proceeds from the sale of the equity interest in the SuperFrio joint venture, as well as $25.9 million of total proceeds primarily related to the sale of certain facilities.

Net cash used in investing activities was $313.2 million for the year ended December 31, 2024. Additions to property, buildings, and equipment were $309.5 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, we invested $13.0 million in a loan to the RSA joint venture. This was partially offset by proceeds from a sold facility of $9.3 million.
Financing Activities
Net cash provided by financing activities was $383.3 million for the year ended December 31, 2025. Cash provided by financing activities consisted of $400.0 million public debt offering, $250.0 million in Senior Unsecured Term Loans, and $627.5 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition. Cash used in financing activities consisted of $572.0 million in repayments on our Senior Unsecured Revolving Credit Facility, $261.4 million for quarterly dividend payments, $41.9 million in finance lease repayments, and $15.3 million in termination payments related to the facilities accounted for as failed sale-leaseback.
Net cash used in financing activities was $106.8 million for the year ended December 31, 2024. Cash used in financing activities consisted of $942.2 million in repayments to our Senior Unsecured Revolving Credit Facility, $252.1 million for quarterly dividend payments, $191.0 million related to the purchase of facilities previously accounted for as failed sale-leasebacks, and $45.0 million in aggregate lease repayments. Cash provided by financing activities consisted of $827.2 million in proceeds from our Senior Unsecured Revolving Credit Facility and $500.0 million in proceeds from our Public Senior Unsecured Notes offering, which were used to repay a portion of the borrowings outstanding under the Senior Unsecured Revolving Credit Facility and to fund $6.0 million of issuance costs related to the offering.

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
When quantitatively evaluating whether goodwill of a reporting unit is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The Company estimates the fair value of its reporting units using a methodology, or combination of methodologies, including a discounted cash flow analysis and/or a market-based valuation. The estimates of future cash flows are most impacted by the following inputs and assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rate, and discount rates, which are affected by expectations about future market and economic conditions. The assumptions and inputs are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2025 and 2024, the reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, and Asia-Pacific warehouse. As a result of the 2025 and 2024 annual evaluations, the Company concluded that the estimated fair value of each of the reporting units was in excess of the corresponding carrying amount as of October 1 of both years, and no impairment of goodwill existed.
Goodwill Impairment in Prior Year
As of October 1, 2023, the reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, Europe warehouse, and Asia-Pacific warehouse. As a result of the 2023 annual evaluation, the Company determined its goodwill within the Europe warehouse reporting unit, a component of the warehouse operating segment, was fully impaired. Accordingly, the Company recognized a goodwill impairment loss of $236.5 million within “Impairment of indefinite and long-lived assets” in the Consolidated Statements of Operations during the year ended December 31, 2023. Factors that led to this conclusion included i) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond the Company’s control, ii) inability to achieve local operating results at historical underwritten values, and iii) increased tax rates applicable in the related European jurisdictions. The Company engaged the assistance of a third-party valuation firm to perform the goodwill quantitative impairment test, which included an assessment of the Europe Warehouse reporting unit’s fair value, that was derived using the income approach, relative to the carrying value. The assumptions used in the quantitative impairment test were estimates and used Level 3 inputs. The estimation of the net present value of future cash flows was based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the discount rates were the most subjective and/or complex. These assumptions were based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There was no remaining goodwill related to the Europe warehouse reporting unit following this impairment.
Business Combinations and Asset Acquisitions
We describe our accounting policy for business combinations and asset acquisitions and the related estimates in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements. Additionally, we have disclosed all business combinations and asset acquisitions completed during 2025 and 2023 (none occurred in 2024) in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations to the Consolidated Financial Statements.
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
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s Public 5.600% Notes due May 15, 2032. Interest is payable on May 15 and November 15 of each year.
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
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Total Assets	$5,654,688	$5,720,217
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$4,498,731	$3,552,290

	Years Ended December 31,
	2025	2024
	(In thousands)
Total Revenues	$1,569,684	$1,615,888
Revenues from sales to subsidiaries other than the initial guarantors	$—	$—
Operating (loss) income(1)	$(12,504)	$103,659
Net loss from continuing operations	$(152,298)	$(74,972)
Net loss attributable to the entity	$(152,298)	$(74,972)
(1)In December 2025, the Company recognized nonrecurring real estate impairment and exit-related charges, including asset dispositions, lease obligation write-offs, and exit fees, resulting in a GAAP loss and contributing to period-over-period variance in the guarantor financial results.
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
As of December 31, 2025, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility (excluding the 2025 Term Loan). This consisted of our Senior Unsecured Term Loan A Facility bearing interest at adjusted one-month SOFR (which includes an adjustment of 0.10%) for the USD tranches and adjusted daily CORRA (which includes an adjustment of 0.30%) for the CAD tranche. These rates are also subject to contractual margins of 0.94%. Additionally, we have entered into interest rate swaps to effectively lock in the floating rates on the above USD-denominated term loans at a weighted average rate of 4.20% and our CAD-denominated term loan at a rate of 4.53%.
As of December 31, 2025, we had $250.0 million of outstanding USD-denominated variable-rate debt for the 2025 Term Loan. The 2025 Term Loan is unhedged and bears interest at daily SOFR, which was approximately 3.68% at December 31, 2025, and is subject to a contractual margin of 0.95%.
Additionally, as of December 31, 2025, we had C$98.0 million, €70.5 million, A$207.5 million, and NZ$68.5 million outstanding of Senior Unsecured Revolving Credit Facility draws. At December 31, 2025, adjusted daily CORRA (which includes an adjustment of 0.30%) (CAD) was approximately 2.60%, one-month BBSW (AUD) was approximately 3.60%, one-month EURIBOR (Euro) was approximately 1.90%, and one-month BKBM (NZD) was approximately 2.46%. These rates are also subject to contractual margins of 0.84%. The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $5.8 million, and a 100 basis point decrease in market interest rates would result in a $5.8 million decrease in annual interest expense.
Foreign Currency Risk
Our international revenues and expenses are generated in the currencies of the countries in which we operate, including Australia, New Zealand, Argentina, Canada and several European countries. We are exposed to foreign currency exchange variability related to investments in and earnings from our foreign investments. Foreign currency market risk is the possibility that our results of operations or financial position could be better or worse than planned because of changes in foreign currency exchange rates. When the local currencies in these countries decline relative to our reporting currency, the U.S. dollar, our consolidated revenues, contribution (NOI) margins and net investment in properties and operations outside the United States decrease. The impact of currency fluctuations on our earnings is partially mitigated by the fact that most operating and other expenses are also incurred and paid in the local currency. The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on our business. As a result, changes in the relation of the currency of our international operations to U.S. dollars may also affect the book value of our assets and the amount of total equity. A 10% depreciation in the year-end functional currencies of our international operations, relative to the U.S. dollar, would have resulted in a reduction in our total equity of approximately $36.9 million as of December 31, 2025. However, to manage this risk, as of December 31, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investments in certain international subsidiaries. Additionally, the Company periodically enters into cross-currency swap agreements, which effectively mitigate the Company’s exposure to fluctuations in cash flows due to changes in foreign exchange rates. Refer to Note 10 - Derivative Financial Instruments for further details.
Our operations in Argentina are reported using highly inflationary accounting. The Argentina subsidiary’s functional currency is the Australian dollar, which is the reporting and functional currency of their immediate parent company. The entity’s statements of operations and balance sheets have been measured in Australian dollars using both current and historical exchange rates prior to translation into U.S. dollars in consolidation. As of December 31, 2025, the net monetary assets of the Argentina subsidiary were immaterial and, therefore, a 10% unfavorable change in the exchange rate would not be material. Additionally, the revenues of the Argentina subsidiary was 0.6% of our consolidated revenues for both of the years ended December 31, 2025 and 2024.
For the years ended December 31, 2025 and 2024, revenues from our international operations were $608.4 million and $591.4 million, respectively, which represented 23.4% and 22.2% of our consolidated revenues, respectively.
Net assets in international operations were approximately $368.9 million and $352.8 million as of December 31, 2025 and 2024, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, we funded various international capital requirements, including acquisitions, and various expansion and development projects with borrowings from our Senior Unsecured Revolving Credit Facility. Certain foreign-denominated borrowings under our Senior Unsecured Revolving Credit Facility were designated as a net investment hedge. A portion of this Revolver liability may be undesignated if the equity is insufficient to hedge the outstanding debt. The remeasurement on these borrowings is recorded to Accumulated other comprehensive loss.
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
As of December 31, 2025 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (“2013 framework”). The scope of our efforts to comply with Section 404 of the Sarbanes-Oxley Act with respect to 2025 included all of our operations other than the business we acquired during 2025 as described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations to the Consolidated Financial Statements. In accordance with the SEC’s published guidance, because we acquired this business during the year, we excluded it from our efforts to comply with Section 404 with respect to 2025. The business acquired during 2025 constituted approximately 1.5% of total assets and less than 1% of revenue for the year ended December 31, 2025. The SEC’s published guidance specifies that the period in which management may omit an assessment of an acquired business’s internal control over financial reporting from its assessment of the Company’s internal control may not extend beyond one year from the date of acquisition. Based on our assessment, which as discussed herein excluded the operations of the businesses acquired, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Americold Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Americold Realty Trust, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Americold Realty Trust, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business acquired during the year ended December 31, 2025, which is included in the 2025 consolidated financial statements of the Company and constituted approximately 1.5% of total assets as of December 31, 2025 and less than 1% of revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the business acquired during the year ended December 31, 2025.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(b) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2026

ITEM 9B. Other Information
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Item 11 will be included in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 will be included in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Company’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of Americold Realty Trust, Inc. and is incorporated herein by reference.

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
4.7
Second Supplemental Indenture, dated as of April 3, 2025, by and among Americold Realty Operating Partnership, L.P., as issuer, Americold Realty Trust, Inc., Americold Realty Operations, Inc., Americold Australian Holdings Pty Ltd., Icecap Properties NZ Limited and Nova Cold Logistics ULC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to Americold Realty Trust’s Current Report on Form 8-K filed on April 3, 2025)

4.8	Form of 5.600% Notes due 2032 (incorporated by reference to Exhibit 4.3 to Americold Realty Trust’s Current Report on Form 8-K filed on April 3, 2025 and included in Exhibit 4.2 thereto)
4.9	Form of Notation of Guarantee (incorporated by reference to Exhibit 4.4 to Americold Realty Trust’s Current Report on Form 8-K filed on April 3, 2025 and included in Exhibit 4.1 thereto)
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

10.11	Second Amendment to Credit Agreement (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on December 22, 2025)
10.12#	Form of Employment Agreement (Executive Vice President) (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on November 5, 2021)
10.13#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.16 to Americold Realty Trust’s Registration Statement on Form S-11/A (File No. 333-221560), filed on December 19, 2017)
10.14#
Americold Realty Trust 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Americold Realty Trust’s Registration Statement on Form S-11/A (File No. 333-221560), filed on January 12, 2018)

10.15#
Americold Realty Trust 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Americold Realty Trust’s Registration Statement on Form S-11/A (File No. 333-221560), filed on December 20, 2017)

10.16#
Americold Realty Trust 2017 Equity Incentive Plan, effective as of January 23, 2018 (incorporated by reference to Exhibit 10.8 to Americold Realty Trust’s Current Report on Form 8-K filed on January 23, 2018)

10.17#
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

10.20#
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

10.23#	Form of Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.26 to Americold Realty Trust’s Annual Report on Form 10-K filed on March 2, 2020)
10.24#
Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021 (File No. 001-34723))

10.25#
Form of Time-Based Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021)

10.26#
Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021)

10.27#
Form of Time-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Americold Realty Trust’s Quarterly Report on Form 10-Q filed on May 7, 2021)

10.28#
Form of Time-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (CEO) (incorporated by reference to Exhibit 10.27 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)

10.29#
Form of Performance-Based OP Unit Award Agreement under the 2017 Equity Incentive Plan (CEO) (incorporated by reference to Exhibit 10.28 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)

10.30#
2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.31#
2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.32#
2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.33#
2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.34#
2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.35#
2025 Amended Form of Performance Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.36#
2025 Amended Form of Performance OP Unit Award Agreement (CEO) under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.37#
2025 Amended Form of Performance OP Unit Award Agreement (CEO) under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.38#
2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.39#
2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.40#
2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.41#
2025 Amended Form of Performance OP Unit Award Agreement under the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on May 8, 2025)

10.42#
Offer Letter, dated February 22, 2022, by and between Americold Logistics, LLC and George F. Chappelle Jr. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022)

10.43#	Executive Severance Benefits Plan (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on February 24, 2022)
10.44#
Offer Letter, dated February March 3, 2023, by and between Americold Logistics, LLC and Scott Henderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2023)

10.32#
Offer Letter, dated July 24, 2023, by and between Americold Logistics, LLC and Bryan Verbarendse (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023)

10.46#
Offer Letter, dated December 27, 2023, by and between Americold Logistics, LLC and Jay Wells (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2024)

10.47#
Offer Letter, dated March 8, 2024, by and between Americold Logistics, LLC and Robert Harris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2024)

10.48#
Offer Letter, dated August 25, 2025, by and between Americold Logistics, LLC and Robert S. Chambers (incorporated by reference to Exhibit 10.1 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on November 6, 2025)

10.49#
Retirement Agreement, dated August 25, 2025, by and between Americold Logistics, LLC and George F. Chappelle, Jr. (incorporated by reference to Exhibit 10.2 to Americold Realty Trust's Quarterly Report on Form 10-Q filed on November 6, 2025)

10.50#
Offer Letter by and between Americold Logistics, LLC and Christopher Papa dated January 7, 2026 (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 26, 2026)

10.51#
Americold Logistics, LLC Executive Severance Plan, as amended, dated December 9, 2024 (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on January 26, 2026)

19.1	Americold Realty Trust, Inc. Insider Trading Policy*
21.1	List of Subsidiaries*
22.1
List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.’s Post-Effective Amendment No. 1 to Form S-3 Registration Statement (File No. 333-270664) filed on September 3, 2024)

23.1	Consent of Ernst & Young LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.*
97.1	Americold Realty Trust, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to Americold Realty Trust’s Annual Report on Form 10-K filed on February 29, 2024)
101	The following financial statements of Americold Realty Trust’s Form 10-K for the year ended December 31, 2025, formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
# This document has been identified as a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Americold Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Americold Realty Trust, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Test of Goodwill for Impairment
Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, the Company evaluates goodwill for impairment each year as of October 1 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill has been allocated below its carrying amount. As of December 31, 2025, the Company’s goodwill balance totaled $828.3 million.

Auditing management’s annual goodwill quantitative impairment test involved especially subjective judgments due to the significant estimation required in determining the fair value of the North America warehouse reporting unit to which goodwill has been allocated. In particular, the estimate of fair value is sensitive to changes in the discount rate assumption, which directly impacts the business enterprise value of the North America warehouse reporting unit.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment process. For example, we tested controls over the estimation of the fair value of the North America warehouse reporting unit, including the Company’s controls over the review of the discount rate assumption used to determine the fair value of the North America warehouse reporting unit.

To test the estimated fair value of the North America warehouse reporting unit, our audit procedures included, among others, assessing the valuation methodology and the underlying data used by the Company in its analysis, including testing the discount rate assumption. We compared the significant assumptions used by management to current economic trends and other relevant factors. We performed a sensitivity analysis on the discount rate to evaluate the change in the fair value of the North America warehouse reporting unit that would result from a change in the related assumption. We involved valuation specialists to assist in our evaluation of the valuation methodology and the significant assumptions, including the discount rate used in determining the fair value of the North America warehouse reporting unit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

Atlanta, Georgia
February 26, 2026

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except shares and per share amounts)
	December 31,
	2025	2024
Assets
Property, buildings, and equipment:
Land	$818,606	$806,981
Buildings and improvements	4,798,286	4,462,565
Machinery and equipment	1,612,744	1,598,502
Assets under construction	756,798	606,233
	7,986,434	7,474,281
Accumulated depreciation	(2,641,241)	(2,453,597)
Property, buildings, and equipment – net	5,345,193	5,020,684

Operating leases - net	179,935	222,294
Financing leases - net	157,936	104,216

Cash, cash equivalents, and restricted cash	136,863	47,652
Accounts receivable - net of allowance of $16,396 and $24,426 at December 31, 2025 and 2024, respectively	368,521	386,924
Identifiable intangible assets – net	819,494	838,660
Goodwill	828,335	784,042
Investments in and advances to partially owned entities	39,231	40,252
Other assets	246,090	291,230
Total assets	$8,121,598	$7,735,954

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$332,111	$255,052
Accounts payable and accrued expenses	574,059	603,411
Senior unsecured notes and term loans - net of deferred financing costs of $16,001 and $13,882 at December 31, 2025 and 2024, respectively	3,792,123	3,031,462
Sale-leaseback financing obligations	42,352	79,001
Financing lease obligations	152,262	95,784
Operating lease obligations	179,965	219,099
Unearned revenues	20,169	21,979
Deferred tax liability - net	98,591	115,772
Other liabilities	7,953	7,389
Total liabilities	5,199,585	4,428,949
Commitments and contingencies (Note 17 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 284,871,943 and 284,265,041 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,848	2,842
Paid-in capital	5,664,195	5,646,879
Accumulated deficit and distributions in excess of net earnings	(2,719,408)	(2,341,654)
Accumulated other comprehensive loss	(63,190)	(27,279)
Total stockholders’ equity	2,884,445	3,280,788
Noncontrolling interests	37,568	26,217
Total equity	2,922,013	3,307,005
Total liabilities and equity	$8,121,598	$7,735,954

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Years Ended December 31,
	2025	2024	2023
Revenues:
Rent, storage, and warehouse services	$2,377,116	$2,416,743	$2,391,089
Transportation services	188,230	209,129	239,670
Third-party managed services	36,500	40,669	42,570
Total revenues	2,601,846	2,666,541	2,673,329
Operating expenses:
Rent, storage, and warehouse services cost of operations	1,577,665	1,615,030	1,668,486
Transportation services cost of operations	156,984	172,606	197,630
Third-party managed services cost of operations	27,811	32,178	36,641
Depreciation and amortization	367,362	360,817	353,743
Selling, general, and administrative	269,474	255,118	226,786
Acquisition, cyber incident, and other, net	103,893	77,169	64,087
Impairment of indefinite and long-lived assets	47,099	33,126	236,515
Net loss (gain) from sale of real estate	44,324	(3,514)	(2,254)
Total operating expenses	2,594,612	2,542,530	2,781,634

Operating income (loss)	7,234	124,011	(108,305)

Other (expense) income:
Interest expense	(147,776)	(135,323)	(140,107)
Loss on debt extinguishment and termination of derivative instruments	—	(116,082)	(2,482)
Loss from investments in partially owned entities	(2,112)	(3,702)	(1,442)
Other, net	6,921	27,919	2,795
Impairment of related party loan receivable	—	—	(21,972)
Loss on put option	—	—	(56,576)
Loss from continuing operations before income taxes	(135,733)	(103,177)	(328,089)

Income tax (expense) benefit:
Current income tax	(6,133)	(4,782)	(8,508)
Deferred income tax	26,584	13,210	10,781
Total income tax benefit	20,451	8,428	2,273

Net loss:
Net loss from continuing operations	(115,282)	(94,749)	(325,816)
Loss from discontinued operations, net of tax	—	—	(10,453)
Net loss	(115,282)	(94,749)	(336,269)
Net loss attributable to noncontrolling interests	(734)	(436)	(54)
Net loss attributable to Americold Realty Trust, Inc.	$(114,548)	$(94,313)	$(336,215)

Weighted average common stock outstanding – basic	285,742	284,782	275,773
Weighted average common stock outstanding – diluted	285,742	284,782	275,773

Net loss per common share from continuing operations - basic	$(0.40)	$(0.33)	$(1.18)
Net loss per common share from discontinued operations - basic	—	—	(0.04)
Basic loss per share	$(0.40)	$(0.33)	$(1.22)

Net loss per common share from continuing operations - diluted	$(0.40)	$(0.33)	$(1.18)
Net loss per common share from discontinued operations - diluted	—	—	(0.04)
Diluted loss per share	$(0.40)	$(0.33)	$(1.22)

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)
	Years Ended December 31,
	2025	2024	2023
Net loss	$(115,282)	$(94,749)	$(336,269)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	12	515	(2,299)
Unrealized net loss on foreign currency	(22,865)	(14,441)	(4,937)
Unrealized net (loss) gain on cash flow hedges	(13,058)	3,287	(3,354)
Other comprehensive loss - net of tax attributable to Americold Realty Trust, Inc.	(35,911)	(10,639)	(10,590)
Other comprehensive (loss) income attributable to noncontrolling interests	(236)	(91)	108
Total comprehensive loss	$(151,429)	$(105,479)	$(346,751)

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership
	Common Stock		Paid-in Capital
	Number of Shares	Par Value					Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(114,548)	—	(734)	(115,282)
Other comprehensive loss	—	—	—	—	(35,911)	(236)	(36,147)
Distributions on common stock, restricted stock and OP units	—	—	—	(263,206)	—	(1,810)	(265,016)
Stock-based compensation expense	—	—	15,942	—	—	14,248	30,190
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	515,913	5	(276)	—	—	—	(271)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Conversion of OP units to common stock	4,325	—	74	—	—	(74)	—
Balance - December 31, 2025	284,871,943	$2,848	$5,664,195	$(2,719,408)	$(63,190)	$37,568	$2,922,013
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership
	Common Stock		Paid-in Capital
	Number of Shares	Par Value					Total
Balance December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
Net loss	—	—	—	(94,313)	—	(436)	(94,749)
Other comprehensive loss	—	—	—	—	(10,639)	(91)	(10,730)
Distributions on common stock, restricted stock and OP units	—	—	—	(251,366)	—	(1,221)	(252,587)
Stock-based compensation expense	—	—	17,742	—	—	10,491	28,233
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	398,882	4	(822)	—	—	—	(818)
Common stock issuance related to employee stock purchase plan	130,589	1	3,068	—	—	—	3,069
Conversion of OP units to common stock	36,450	—	984	—	—	(984)	—
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Equity (Continued)
(In thousands, except shares)

				Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership
	Common Stock		Paid-in Capital
	Number of Shares	Par Value					Total
Balance December 31, 2022	269,814,956	$2,698	$5,191,969	$(1,415,198)	$(6,050)	$14,459	$3,787,878
Net loss	—	—	—	(336,215)	—	(54)	(336,269)
Other comprehensive (loss) income	—	—	—	—	(10,590)	108	(10,482)
Distributions on common stock, restricted stock and OP units	—	—	—	(244,562)	—	(804)	(245,366)
Stock-based compensation expense	—	—	16,403	—	—	7,189	23,592
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	429,156	4	(427)	—	—	—	(423)
Common stock issuance related to employee stock purchase plan	126,195	2	3,045	—	—	—	3,047
Conversion of OP units to common stock	83,908	1	2,439	—	—	(2,440)	—
Net proceeds from issuance of common stock	13,244,905	132	412,478	—	—	—	412,610
Balance - December 31, 2023	283,699,120	$2,837	$5,625,907	$(1,995,975)	$(16,640)	$18,458	$3,634,587
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(115,282)	$(94,749)	$(336,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	367,362	360,817	353,743
Amortization of deferred financing costs and pension withdrawal liability	5,869	5,329	5,095
Project Orion and other software related deferred costs amortization	16,596	4,182	—
Loss on debt extinguishment and termination of derivative instruments	—	116,082	2,482
Gain from sale of partially owned entity	(2,420)	—	—
Loss from investments in partially owned entities	2,112	3,702	5,553
Stock-based compensation expense	30,190	28,233	23,592
Deferred income tax benefit	(26,584)	(13,210)	(10,781)
Provision for doubtful accounts receivable	5,112	7,633	6,422
Impairment of indefinite and long-lived assets	47,099	33,126	236,515
Impairment of related party loan receivable	—	—	21,972
Loss on put option	—	—	56,576
Loss on classification of Comfrio as held for sale	—	—	4,616
Non-cash operating lease expenses	37,925	42,751	42,841
Net loss (gain) from sale of real estate	44,324	(3,514)	(2,254)
Changes in operating assets and liabilities:
Accounts receivable	20,929	22,748	(2,748)
Accounts payable and accrued expenses	(17,044)	17,349	23,545
Other assets	(22,230)	(66,892)	(49,635)
Operating lease liabilities	(36,835)	(40,345)	(37,605)
Proceeds from settlement of treasury lock hedge transactions	1,292	—	—
Other, net	1,226	(11,365)	22,495
Net cash provided by operating activities	359,641	411,877	366,155
Investing activities:
Additions to property, buildings and equipment	(576,845)	(309,458)	(264,467)
Business combinations, net of cash acquired	(108,448)	—	(46,653)
Acquisitions of property, buildings, equipment, and other assets, net of cash acquired	—	—	(65,771)
Investments in and advances to partially owned entities and other, net	(24,553)	(13,049)	(20,533)
Net payments for sale of business (discontinued operations)	—	—	(4,616)
Proceeds from sale of property, buildings, and equipment	25,867	9,324	8,071
Proceeds from sale of investments in partially owned entities	27,471	—	36,896
Payment for foreign currency exchange forwards settlement	(1,493)	—	—
Net cash used in investing activities	(658,001)	(313,183)	(357,073)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(261,375)	(252,119)	(242,221)
Proceeds from stock options exercised	2,864	2,828	2,952
Proceeds from employee stock purchase plan	1,577	3,069	3,047
Remittance of withholding taxes related to employee stock-based transactions	(3,178)	(3,646)	(3,375)
Proceeds from revolving line of credit	627,477	827,224	716,326
Repayment on revolving line of credit	(572,000)	(942,183)	(832,519)
Repayment of sale-leaseback financing obligations	(4,250)	(7,091)	(17,891)
Termination of sale-leaseback financing obligations	(15,289)	(190,954)	—
Repayment of financing lease obligations	(37,689)	(37,921)	(39,214)
Payment of debt issuance costs	(4,881)	(5,992)	—
Proceeds from public senior unsecured notes offering	400,000	500,000	—
Proceeds from senior unsecured term loans	250,000	—	—
Net proceeds from issuance of common stock	—	—	412,610
Net cash provided by (used in) financing activities	383,256	(106,785)	(285)
Net increase (decrease) in cash, cash equivalents and restricted cash	84,896	(8,091)	8,797
Effect of foreign currency translation on cash, cash equivalents and restricted cash	4,315	(4,649)	(1,468)
Cash, cash equivalents and restricted cash:
Beginning of period	47,652	60,392	53,063
End of period	$136,863	$47,652	$60,392
See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings and equipment on accrual	$40,753	$32,538	$34,034
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,614	$11,186	$6,244
Finance leases	$94,699	$38,989	$59,276

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$138,449	$122,023	$134,513
Income taxes paid – net of refunds	$5,851	$6,718	$5,828

	As of December 31,
Allocation of purchase price of property, buildings, equipment, and other assets, net of cash acquired to:	2025	2024	2023
Land	$—	$—	$15,551
Building and improvements	—	—	35,551
Machinery and equipment	—	—	14,430
Other assets and liabilities, net	—	—	239
Cash paid for acquisitions of property, buildings, equipment, and other assets, net	$—	$—	$65,771

	As of December 31,
	2025	2024	2023
Allocation of purchase price of business combinations, net of cash acquired to:
Land	$9,990	$—	$—
Buildings and improvements	41,460	—	—
Machinery and equipment	19,281	—	—
Goodwill	38,499	—	—
Cash and cash equivalents	4	—	—
Deferred revenue	(204)	—	—
Accounts payable and accrued expenses(1)	(582)	—	46,653
Assets of discontinued operations - held for sale	—	—	86,085
Liabilities of discontinued operations - held for sale	—	—	(86,085)
Total consideration	$108,448	$—	$46,653

(1)Accounts payable and accrued expenses activity as of December 31, 2023 represents the relief of the remaining put option liability for Comfrio.

See accompanying Notes to Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business
The Company
Americold Realty Trust, Inc. together with its subsidiaries including the Operating Partnership (as defined below) (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The Company is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of December 31, 2025, we operated a global network of 231 temperature-controlled warehouses encompassing approximately 1.4 billion cubic feet (unaudited), with 188 warehouses in North America, 23 warehouses in Europe, 18 warehouses in Asia-Pacific, and 2 warehouses in South America. In addition, we have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates two temperature-controlled warehouses in Dubai.
During 2010, the Company formed a Delaware limited partnership, Americold Realty Operating Partnership, L.P. (“the Operating Partnership”), and transferred substantially all of its interests in entities and associated assets and liabilities to the Operating Partnership. This structure is commonly referred to as an umbrella partnership REIT or an UPREIT structure. Americold Realty Trust, Inc. (“the REIT”) is the sole general partner of the Operating Partnership, owning 99% of the common general partnership interests as of December 31, 2025. Americold Realty Operations, Inc., a Delaware corporation and wholly-owned subsidiary of the REIT, is a limited partner of the Operating Partnership, owning less than 1% of the common general partnership interests as of December 31, 2025. Additionally, the aggregate partnership interests of all other limited partners was less than 0.1% as of December 31, 2025. As the sole general partner of the Operating Partnership, the REIT has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership. The limited partners of the Operating Partnership do not have rights to replace Americold Realty Trust, Inc. as the general partner nor do they have participating rights, although they do have certain protective rights.
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
Project Orion
In February 2023, we announced our transformation program “Project Orion” designed to drive future growth and achieve our long-term strategic objectives, through investment in our technology systems and business processes

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

across our global platform. The project includes the implementation of a new, best-in-class, cloud-based enterprise resource planning (“ERP”) software system as well as other transformation related initiatives including artificial intelligence related projects and market expansion initiatives. The primary goals of this project are to streamline standard processes, reduce manual work and incrementally improve our business analytics capabilities. Highlights of the project include implementing centralized customer billing operations, a global payroll and human capital management platform, next-generation warehouse maintenance capabilities, global procurement functionality and shared-service operations in certain international regions, among others. We expect the benefits of these initiatives to include revenue and margin improvements through pricing data and analytics and heightened customer contract governance, finance and human resources cost reductions, information technology (“IT”) applications and infrastructure rationalization, reduced associate turnover, working capital efficiency and reduced IT maintenance capital expenditures. We refer to the Project Orion ERP activities as “Orion - Oracle” and all other Project Orion transformation activities as “Orion - Transformation”. The activities associated with Orion - Oracle are substantially complete, with the exception of the implementation in Europe. Since inception, the Company has incurred $227.7 million of total implementation costs related to Project Orion, including expenses reported in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations and costs deferred in “Other assets”, and to a lesser extent within “Assets under construction” on the Consolidated Balance Sheets. The unamortized balance of the Project Orion deferred costs recognized within Other Assets was $88.6 million and $80.5 million as of December 31, 2025 and 2024, respectively.
During the three months ended June 30, 2024, the Company deployed Project Orion in North America and Asia Pacific related to Orion - Oracle activities. The implementation costs deferred within “Other assets” on the Consolidated Balance Sheets are now being amortized through “Selling, general, and administrative” expense on the Consolidated Statements of Operations. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations, such as the implementation of Project Orion related systems and software, are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the Project Orion related systems and software associated with the deployment of Project Orion in North America and Asia Pacific to be ten years and is amortizing the costs associated with such implementation on a straight line basis over such period. The amortization expense recognized during the years ended December 31, 2025 and 2024 related to Project Orion was $15.1 million and $4.2 million, respectively.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). In the opinion of management, the Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation. Significant adjustments which are not considered normal or recurring in nature have been disclosed within Note 8 - Acquisition, Cyber Incident, and Other, Net to these Consolidated Financial Statements. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Reclassifications
As further described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations to these Consolidated Financial Statements, the Comfrio business met the held for sale criteria upon acquisition in 2023 and as such is presented as discontinued operations. Newly acquired businesses that meet the held for sale criteria, at the acquisition date, are classified as discontinued operations. The Company has reclassified financial results associated with the Comfrio business as discontinued operations for all relevant periods presented. The Company successfully sold the Comfrio business in August of 2023 and the related gain on sale has been classified within discontinued operations on the Consolidated Statements of Operations.
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
Property, Buildings and Equipment
Property, buildings and equipment is stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets or, if less, the term of the underlying lease. Depreciation begins in the month an asset is placed into service. Useful lives range from 40 to 43 years for buildings, 5 to 20 years for building and land improvements, and 3 to 15 years for machinery and equipment. For the years ended December 31, 2025, 2024 and 2023, the Company recorded depreciation expense of $330.9 million, $324.4 million and $316.8 million, respectively. The Company periodically reviews the appropriateness of the estimated useful lives of its long-lived assets.
Costs of normal maintenance and repairs and minor replacements are charged to expense as incurred. When non-real estate assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed, and any resulting gain or loss is included in “Other, net” on the accompanying Consolidated Statements of Operations. Gains or losses from the sale of real estate assets are reported within “Net loss (gain) from sale of real estate” in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net loss of $2.6 million, $0.1 million and $4.0 million, respectively, for the sale of non-real estate assets and real estate related asset disposals, and a net loss of $44.3 million, a net gain of $3.5 million and a net gain $2.3 million, respectively, from the sale of real estate assets.

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
For the years ended December 31, 2025 and 2024, the Company recorded long-lived asset impairment charges, other than impairments of customer relationships in 2024 which are discussed in the Identifiable Intangible Assets sections, of $47.1 million and $21.0 million, respectively, within “Impairment of indefinite and long-lived assets” on the accompanying Consolidated Statements of Operations. With the exception of goodwill impairment charges, the Company did not recognize any other impairment charges associated with long-lived assets during the year ended December 31, 2023. The impairment charges recognized during the years ended December 31, 2025 and 2024, were primarily associated with the anticipated exit of certain warehouse and transportation related operations and to a lesser extent an asset’s carrying value that was deemed partially unrecoverable as of December 31, 2025.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Lease Accounting
Arrangements wherein we are the lessee:
At the inception of a contract, we determine if the contract is or contains a lease. Leases are classified as either financing or operating based upon criteria within Accounting Standards Codification (“ASC”) 842, Leases, and a right-of-use (“ROU”) asset and liability are established for leases with an initial term greater than 12 months. Leases with an initial term of 12 months or less, and not expected to renew beyond 12 months, are not recorded on the balance sheet.
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
Operating leases are included in “Operating leases - net” and “Operating lease obligations” on our Consolidated Balance Sheets. Financing lease assets are included in “Financing leases - net” and “Financing lease obligations” on our Consolidated Balance Sheets.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Whether the acquired business is being accounted for as a business combination or an asset acquisition, the determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques. Significant judgment is involved specifically in determining the estimated fair value of the acquired land and buildings and intangible assets. For intangible assets, we typically use the excess earnings method. Significant estimates that are more subjective and complex include the discount rate and operating margin. Significant estimates, although not necessarily highly subjective or complex, used in valuing intangible assets acquired in a business combination include, but are not limited to, revenue growth rates, customer attrition rates, operating costs, capital expenditures, tax rates and long-term growth rates. For buildings, we used a combination of methods including the cost approach to value buildings and the sales comparison approach to value the underlying land. Significant estimates used in valuing buildings and improvements acquired in a business combination include, but are not limited to, estimates of indirect costs and entrepreneurial profit, which were added to the replacement cost of the acquired assets in order to estimate their fair value in the market. Significant estimates used in valuing the land include, but are not limited to, estimating the price per acre of comparable market transactions.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Identifiable Intangible Assets
Identifiable intangible assets consist of a trade name, customer relationships, in-place lease and assembled workforce.
The Company’s trade name asset is indefinite-lived, thus, it is not amortized. The Company evaluates the carrying value of its trade name each year as of October 1, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the trade name below its carrying amount. There were no impairments to the Company’s trade name for the years ended December 31, 2025, 2024 and 2023.
Customer relationship assets are the Company’s largest finite-lived assets and are amortized over 18 to 40 years using the straight-line method, which reflects the pattern in which economic benefits of intangible assets are expected to be realized by the Company. Total intangible assets amortization expense for the years ended December 31, 2025, 2024 and 2023 was $36.5 million, $36.4 million and $36.9 million, respectively. The Company reviews these intangible assets for impairment when circumstances indicate the carrying amount may not be recoverable. There were no impairments to customer relationship assets for the years ended December 31, 2025 or 2023. For the year ended December 31, 2024, the Company recorded customer relationship asset impairment charges of $12.1 million within “Impairment of indefinite and long-lived assets” on the accompanying Consolidated Statements of Operations. The customer relationship impairment charges recognized during the year ended December 31, 2024 was associated with the anticipated exit of certain warehouse and transportation related operations.
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
When quantitatively evaluating whether goodwill of a reporting unit is impaired, the Company compares the fair value of its reporting units to its carrying amounts, including goodwill. The assumptions used in the quantitative impairment test are estimates and use Level 3 inputs. The Company estimates the fair value of its reporting units using a methodology, or combination of methodologies, including a discounted cash flow analysis and/or a market-based valuation. The estimates of future cash flows are most impacted by the following inputs and

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

assumptions: revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rate, and discount rates, which are affected by expectations about future market and economic conditions. The assumptions and inputs are based on risk-adjusted growth rates and discount factors accommodating multiple viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. The market-based multiples approach assesses the financial performance and market values of other market-participant companies. If the estimated fair value of each of the reporting units exceeds the corresponding carrying value, no impairment of goodwill exists. If the reporting unit carrying value exceeds the reporting unit fair value an impairment charge is recorded for the difference between fair value and carrying value, limited to the amount of goodwill in the reporting unit. As of October 1, 2025 and 2024, the reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, and Asia-Pacific warehouse. As a result of the 2025 and 2024 annual evaluations, the Company concluded that the estimated fair value of each of the reporting units was in excess of the corresponding carrying amount as of October 1 of both years, and no impairment of goodwill existed.
Goodwill Impairment in Prior Year
As of October 1, 2023, the reporting units which had a goodwill balance included the following: North America warehouse, North America transportation, Europe warehouse, and Asia-Pacific warehouse. As a result of the 2023 annual evaluation, the Company determined its goodwill within the Europe warehouse reporting unit, a component of the warehouse operating segment, was fully impaired. Accordingly, the Company recognized a goodwill impairment loss of $236.5 million within “Impairment of indefinite and long-lived assets” in the Consolidated Statements of Operations during the year ended December 31, 2023. Factors that led to this conclusion included i) the impact of historic and sustained increases in inflation and interest rates on the reporting unit’s weighted average costs of capital which was beyond the Company’s control, ii) inability to achieve local operating results at historical underwritten values, and iii) increased tax rates applicable in the related European jurisdictions. The Company engaged the assistance of a third-party valuation firm to perform the goodwill quantitative impairment test, which included an assessment of the Europe Warehouse reporting unit’s fair value, that was derived using the income approach, relative to the carrying value. The assumptions used in the quantitative impairment test were estimates and used Level 3 inputs. The estimation of the net present value of future cash flows was based upon varying economic assumptions, including assumptions such as revenue growth rates, operating costs and margins, capital expenditures, tax rates, long-term growth rates and discount rates. Of these assumptions, the discount rates were the most subjective and/or complex. These assumptions were based on risk-adjusted discount factors accommodating viewpoints that consider the full range of variability contemplated in the current and potential future economic situations. There was no remaining goodwill related to the Europe warehouse reporting unit following this impairment.
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
Accounts Receivable
Accounts receivable is recorded at the invoiced amount. The Company periodically evaluates the collectability of amounts due from customers and maintains an allowance for doubtful accounts for estimated amounts

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

uncollectible from customers. Management exercises judgment in establishing these allowances and considers the balance outstanding, payment history, expectations of any future losses over the contractual life, and current credit status in developing these estimates. Specific accounts are written off against the allowance when management determines the account is uncollectible.
The following table provides a summary of activity of the allowance for doubtful accounts:

	Balance at beginning of year	Change in reserve due to the provision	Change in reserve due to the interest and other adjustments	Amounts written off, net of recoveries	Balance at end of year
	(In thousands)
Year ended December 31, 2025	$24,426	5,112	(1,153)	(11,989)	$16,396
Year ended December 31, 2024	$21,647	7,633	1,771	(6,625)	$24,426
The Company records interest on delinquent billings in “Other, net” on the accompanying Consolidated Statements of Operations when collected.
Deferred Financing Costs
Direct financing costs are deferred and amortized over the terms of the related agreements as a component of “Interest expense” in the accompanying Consolidated Statements of Operations. The Company amortizes such costs based on the effective interest rate or on a straight-line basis, if the difference between the two methods is considered otherwise immaterial. Deferred financing costs related to Borrowings under revolving line of credit are classified within “Other assets”, whereas deferred financing costs related to Senior unsecured notes and term loans - net of deferred financing costs are offset against the related principal balances in the accompanying Consolidated Balance Sheets.
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
Income Taxes
The Company operates in a manner intended to enable it to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”). Under those sections, a REIT that distributes at least 100% of its REIT taxable income, as defined in the Code, as a dividend to its stockholders each year and that meets certain other conditions will not be taxed on that portion of its taxable income that is distributed to its stockholders for U.S. federal income tax purposes. Through cash dividends, the Company, for tax purposes, has distributed an amount equal to or greater than its REIT taxable income for the years ended December 31, 2025, 2024 and 2023. For all periods presented, the Company has met all the requirements to qualify as a REIT. Thus, no provision for federal income taxes was made for the years ended December 31, 2025, 2024 and 2023, except as needed for the Company’s U.S. Taxable REIT Subsidiaries (TRSs), and for the Company’s foreign entities. To qualify as a REIT, an entity cannot have at the end of any taxable year any undistributed earnings and profits that are attributable to a non-REIT taxable year (undistributed E&P). The Company believes that it had no undistributed E&P as of December 31, 2025. However, to the extent there is a determination (within the meaning of Section 852(e)(1)) of the Code that the Company has undistributed earnings and profits (as determined for U.S. federal income tax purposes) accumulated (or acquired from another entity) from any taxable year in which the Company (or any other entity that converts to a Qualified REIT Subsidiary (QRS) that was acquired during the year) was not a REIT or a QRS, the Company will take all necessary steps to permit the Company to avoid the loss of its REIT status, including, but not limited to: 1) within the 90-day period beginning on the date of the determination, making one or more qualified designated distributions (within the meaning of the Section 852(e)(2)) of the Code in an amount not less than such undistributed earnings and profits over the interest payable under section 852(e)(3) of the Code; and 2) timely paying to the IRS the interest payable under Section 852(e)(3) of the Code resulting from such a determination.
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

Common Shares	2025	2024	2023
Ordinary income	69%	70%	66%
Capital gains	0%	0%	0%
Return of capital	31%	30%	34%
	100%	100%	100%
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
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries incorporated Pillar 2 model rules into their laws. The model rules provide a framework for applying the minimum tax and some countries have adopted Pillar 2 effective January 1, 2024; however, countries must individually enact Pillar 2 which may result in variation in the application of the model rules and timelines. There was no material impact to our Consolidated Financial Statements from this Pillar Two provision during the years ended December 31, 2025 and 2024. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of Pillar Two.
In January 2026, the OECD released a "side-by-side" package introducing new safe harbors and providing an exemption for U.S.-based multinational companies from parts of the global minimum tax framework. We continue to evaluate the impact of proposed and enacted legislative changes to our effective tax rate and cash flows as new guidance becomes available in each country.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The application of the OBBBA tax provisions did not result in material changes to our total effective tax rate for the year ended December 31, 2025. The immaterial effects, both current tax and deferred tax, are reported as part of continuing operations on our Consolidated Financial Statements and will have favorable effects on cash taxes paid in the near-term in the U.S.
Pension and Post-Retirement Benefits
The Company has defined benefit pension plans that cover certain union and nonunion associates. The Company also participates in multi-employer union defined benefit pension plans under collective bargaining agreements for certain union associates. The Company also has a post-retirement benefit plan to provide life insurance coverage to eligible retired associates. The Company also offers defined contribution plans to all of its eligible associates. Contributions to multi-employer union defined benefit pension plans are expensed as incurred, as are the Company’s contributions to the defined contribution plans. For the defined benefit pension plans and the post-retirement benefit plan, an asset or a liability is recorded in the Consolidated Balance Sheets equal to the funded status of the plan, which represents the difference between the fair value of the plan assets and the projected benefit obligation at the consolidated balance sheet date. The Company utilizes the services of a third-party actuary to assist in the assessment of the projected benefit obligation at each measurement date. Certain changes in the value of plan assets and the projected benefit obligation are not recognized immediately in earnings but instead are deferred and recorded in “Adjustment to accrued pension liability” in the accompanying Consolidated Statements of Comprehensive Loss and amortized to earnings in future periods.
Foreign Currency Gains and Losses
The local currency is the functional currency for the Company’s operations in Australia, Canada, New Zealand, Argentina, Poland, United Kingdom, and Eurozone countries. Exchange rate adjustments resulting from foreign currency transactions are recognized in “Net loss” in the Consolidated Statements of Operations, whereas effects resulting from the translation of financial statements are recognized in “Unrealized net loss on foreign currency” in the Consolidated Statements of Comprehensive Loss. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

For the years ended December 31, 2025, 2024 and 2023, the amount of foreign currency remeasurement recognized in the Consolidated Statements of Operations within “Other, net” was a loss of $1.4 million, a gain of $8.8 million and a loss of $0.4 million, respectively. The amount recognized for the year ended December 31, 2024 includes an adjustment related to our net investment hedges further described in Note 10 - Derivative Financial Instruments to these Consolidated Financial Statements.
For the years ended December 31, 2025, 2024 and 2023, the amount of foreign currency translation recognized in the Consolidated Statements of Comprehensive Loss within “Unrealized net loss on foreign currency” was a loss of $22.9 million, $14.4 million and $4.9 million, respectively.
Foreign currency transaction gains and losses on the remeasurement of short-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recognized as a component of “Foreign currency exchange loss (gain)” within “Other, net” in the accompanying Consolidated Statements of Operations, except to the extent that the transaction is effectively hedged. For loans that are effectively hedged, the transaction gains and losses on remeasurement are recorded to Unrealized net loss on foreign currency in the accompanying Consolidated Statements of Comprehensive Loss. Refer to Note 10 - Derivative Financial Instruments for further details. Foreign currency transaction gains and losses resulting from the remeasurement of long-term intercompany loans denominated in currencies other than a subsidiary’s functional currency are recorded in “Unrealized net loss on foreign currency” on the accompanying Consolidated Statements of Comprehensive Loss.
Certain foreign denominated debt instruments have been designated as a hedge of our net investment in the international subsidiaries which were funded. The remeasurement of these instruments is recorded in “Unrealized net loss on foreign currency” on the accompanying Consolidated Statements of Comprehensive Loss. Refer to Note 10 - Derivative Financial Instruments for further details.
Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU incorporates a disclosure principle that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity, as well as clarifies the applicability of interim disclosure requirements. This ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively to any or all periods presented. The Company is currently evaluating when it will adopt the ASU and the impact of this guidance but does not expect its adoption to have a material effect on the Consolidated Financial Statements or related footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software” (“ASU 2025-06”). This ASU eliminates the prescriptive “project stage” model in ASC 350-40, clarifies the threshold for when entities begin capitalizing software development costs, and requires that disclosure requirements under ASC 360, Property, Plant, and Equipment – Overall, also apply to capitalized software costs regardless of presentation. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating when it will adopt the ASU and the impact of this guidance but does not expect its adoption to have a material effect on the Consolidated Financial Statements or related footnote disclosures.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In November 2024, the FASB ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating when it will adopt the ASU and the impact on our Consolidated Financial Statements and the related footnote disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted this standard effective January 1, 2025, for annual reporting and applied the disclosure requirements prospectively. Refer to Note 15 - Income Taxes for details of disclosure changes made to our Annual Report on Form 10-K herein.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
3. Business Combinations, Asset Acquisitions and Discontinued Operations
Acquisitions Completed During 2025
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

The fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management and the books and records for the Houston acquisition. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The primary components of the loss from discontinued operations for the year ended December 31, 2023 are included in the table below. There were no discontinued operations during the years ended December 31, 2025 and 2024.

Year Ended December 31, 2023
Results of discontinued operations	(In thousands)
Revenues	$29,471
Operating expenses	32,088
Estimated costs of disposal	4,616
Loss from partial investment pre-acquisition	4,111
Gain from sale of Comfrio	(1,082)
Pre-tax loss	(10,262)
Income tax expense	(191)
Loss from discontinued operations, net of tax	$(10,453)
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
4. Investments in and Advances to Partially Owned Entities
As of December 31, 2025 and 2024, our investments in partially owned entities accounted for under the equity method of accounting and advances to these entities under established loan agreements consist of the following:

	Location	As of December 31, 2025		As of December 31, 2024
Joint Venture		% Ownership	Balance	% Ownership	Balance
	(In thousands, except percentages)
Investment in SuperFrio	Brazil	—%	$—	14.99%	$22,498

Investment in RSA	Dubai	49%	15,629	49%	5,296
Advances to RSA, including accrued interest			23,602		12,458
Total investment in and advances to RSA			39,231		17,754
Total investments in and advances to partially owned entities			$39,231		$40,252
The debt of each of these unconsolidated joint ventures is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.
SuperFrio Joint Venture
During 2020, the Company purchased a 14.99% equity interest in the SuperFrio joint venture for Brazil reals of R$117.8 million. Including certain transaction costs, the Company recorded an initial investment of USD $25.7 million in this joint venture. There were no material amounts contributed to the SuperFrio joint venture during 2025, 2024 and 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On April 30, 2025, the Company completed the sale of its 14.99% equity interest in the SuperFrio Armazéns Gerais S.A. (the “SuperFrio joint venture”) to a third party for the Brazilian Real US dollar equivalent of $27.5 million. This sale resulted in the recognition of a net $2.4 million gain for the year ended December 31, 2025, which was recognized within “Other, net” on the Consolidated Statements of Operations. The gain is net of a $2.4 million loss related to the reclassification of foreign currency translation adjustments previously recorded in “Accumulated other comprehensive loss”.
RSA Joint Venture
On February 28, 2023, the Company purchased a 49% equity interest in the RSA joint venture with RSA Global DWC LLC (“RSA”) for $4.0 million. RSA contributed their Dubai cold storage business, which consisted of a single cold storage warehouse, in exchange for the remaining 51% equity interest in the joint venture. During 2024, the Company contributed an additional $1.6 million in capital to the RSA joint venture related to equity requirements on the Phase 2 development project. The capital calls from RSA joint venture were issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remained unchanged.
Under the terms of the RSA joint venture agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the RSA joint venture starting August 28, 2025, with the exercise price to be set as the fair market value of the shares on the exercise date. As of December 31, 2025, the Company has not exercised this call right.
In September 2023, the Company executed an interest-bearing Bridge Loan Agreement with the RSA joint venture, extending a short-term financing (i.e., unsecured credit facility) through which the joint venture could draw up to approximately $7.4 million and use it to fund its Phase 2 construction. The joint venture fully drew on this loan by January 2024 and fully repaid the loan in January 2025.
In April 2024, the Company executed an additional, interest-free Bridge Loan Agreement (“Phase 3 Bridge Loan”) through which the joint venture could draw up to approximately $34.9 million and use it to fund its Phase 3 construction. The joint venture fully drew on this bridge loan throughout 2024 and 2025. In December 2025, the Company converted $24.2 million of the outstanding loan to an interest-bearing agreement, with interest at a rate of adjusted three month EIBOR + 4%, and converted $10.0 million of the outstanding loan to new cumulative redeemable nonparticipating, non-voting convertible preferred shares. Additionally, during December 2025, the Company converted the remaining $0.7 million of the outstanding loan to a capital contribution to the RSA joint venture related to equity requirements on the Phase 3 development project. The capital call from the RSA joint venture was issued to each owner based on their ownership percentage, therefore, the Company’s ownership percentage remained unchanged. Finally, the RSA joint venture made a $0.8 million repayment on the Phase 3 Bridge Loan to the Company in December 2025.
The outstanding balance on the Bridge Loans, including interest, as of December 31, 2025 and 2024 was $23.6 million and $12.5 million, respectively.
Comfrio Joint Venture
As a result of the Agro acquisition which closed on December 30, 2020, the Company acquired Agro’s 22% share of ownership in Comfrio. During the year ended December 31, 2023, the Company both purchased and subsequently sold the remaining interest in the joint venture. Refer to Note 3 - Business Combinations, Asset

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Acquisitions and Discontinued Operations for further information regarding the acquisition and disposition of the Comfrio portfolio.
Latin America Joint Venture
On May 31, 2022, we formed the Americold LATAM Holdings Ltd joint venture (the “LATAM JV”). Our JV partner committed to invest approximately $209.0 million in exchange for 85% of the total equity interest, and we contributed our Chilean business upon formation of the joint venture and retained the remaining 15% equity interest. On May 30, 2023, the Company sold its 15% equity interest to the LATAM JV partner for total proceeds of $36.9 million and recognized a corresponding gain of $0.3 million in “Other, net” on the Consolidated Statements of Operations.
5. Goodwill and Intangible Assets
The changes in the carrying amount of the Company’s goodwill by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	Warehouse	Transportation	Total
	(In thousands)
December 31, 2023	$749,653	$44,351	$794,004
Impact of foreign currency translation	(9,962)	—	(9,962)
December 31, 2024	739,691	44,351	784,042
Goodwill acquired	38,499	—	38,499
Impact of foreign currency translation	5,794	—	5,794
December 31, 2025	$783,984	$44,351	$828,335
Refer to Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations for details on goodwill recognized during the year ended December 31, 2025.
Intangible assets, other than goodwill, are as follows as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Intangible asset	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$1,017,469	$(213,136)	$804,333	$996,419	$(173,032)	$823,387
Assembled workforce	475	(391)	84	475	(279)	196
Trade name	16,700	(1,623)	15,077	16,700	(1,623)	15,077
Total intangible assets, other than goodwill	$1,034,644	$(215,150)	$819,494	$1,013,594	$(174,934)	$838,660
The change in the gross carrying amount for Customer relationships from December 31, 2024 to December 31, 2025 is due to foreign exchange rate movements of $21.1 million. Refer to Note 2 - Summary of Significant Accounting Policies for additional information regarding the Customer relationships impairment charges recorded during the year ended December 31, 2024.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company’s remaining Trade name is an indefinite-lived intangible.
Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $36.5 million, $36.4 million and $36.9 million, respectively.
The Assembled workforce intangible will be fully amortized in 2026. The estimated amortization for the Customer relationships for each of the next five years is approximately $36.0 million and approximately $624.3 million thereafter, based on foreign exchange rates as of December 31, 2025. The Customer relationships weighted average remaining useful life is 24 years as of December 31, 2025.
6. Other Assets
Other assets as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(In thousands)
Capitalized costs related to Project Orion, net of accumulated amortization	$82,953	$80,487
Prepaid assets	44,847	44,402
Reimbursement receivable	27,861	24,609
Inventory and supplies	6,833	7,427
Value added tax receivable	2,956	19,063
Fair value of derivatives	1,906	29,868
Other	78,734	85,374
Total other assets	$246,090	$291,230
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses as of December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(In thousands)
Trade payables	$231,192	$221,641
Accrued payroll and employee benefits	76,183	90,513
Dividends payable	67,624	64,032
Accrued warehouse expenses	46,088	42,032
Accrued interest	39,739	36,222
Accrued workers' compensation expenses	36,404	35,944
Value added tax payable	3,432	18,947
Other accrued expenses	73,397	94,080
Total accounts payable and accrued expenses	$574,059	$603,411

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

8. Acquisition, Cyber Incident, and Other, Net
The components of the charges included in “Acquisition, cyber incident, and other, net” in our Consolidated Statements of Operations are as follows:

	Years Ended December 31,
	2025	2024	2023
Acquisition, cyber incident, and other, net	(In thousands)
Orion - transformation related costs (non-capitalizable costs)(1)(2)	$30,773	$21,147	$3,045
Closed site costs, excluding severance(2)	21,878	5,102	6,873
Other, net(2)	17,172	3,576	2,058
Orion - Oracle related costs (non-capitalizable costs)(1)(2)	12,292	37,040	10,884
Acquisition and integration related costs(2)	9,310	8,906	5,094
Severance costs(2)	7,659	6,608	4,795
Cyber incident related costs, net of insurance recoveries	4,809	(5,210)	28,877
Pension plan termination charges	—	—	2,461
Total acquisition, cyber incident, and other, net	$103,893	$77,169	$64,087
(1)Beginning with the year ended December 31, 2025, the Company has presented Orion - transformation related costs (non-capitalizable costs) and Orion - Oracle related costs (non-capitalizable costs) separately within the table above. Refer to Note 1 - Description of the Business for further details on the Project Orion categories.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
Orion - transformation related costs (non-capitalizable costs) represent the non-capitalizable portion of various transformation related projects including but not limited to various artificial intelligence and market expansion initiatives. Refer to Note 1 - Description of the Business for further details on the overall project.
Closed site costs, excluding severance include expenses incurred to wind down operations at closed or sold facilities within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, asset retirement obligations, and other exit-related expenses. These amounts do not include any reduction in workforce or other severance costs related to the exit of these operations as those expenses are included within Severance costs as described below.
Other, net includes non-routine stock compensation expense associated with certain employee awards, costs and settlements related to litigation, certain software implementation expenses and professional and consulting fees for strategic projects.
Orion - Oracle related costs (non-capitalizable costs) represent the non-capitalizable portion of charges related to the implementation or the Company’s new cloud based ERP system, Oracle and related applications. The Company deployed Project Orion (Oracle related) in North America and Asia Pacific during the second quarter of 2024. Refer to Note 1 - Description of the Business for further details on the overall project and related amortization of deferred project costs.
Acquisition and integration related costs include costs associated with business acquisitions, including insignificant transaction related costs associated with the Houston warehouse acquisition, which is further described in Note 3 - Business Combinations, Asset Acquisitions and Discontinued Operations, whether consummated or not, such as advisory, legal, accounting, valuation and other professional or consulting fees. We also include integration costs pre- and post-acquisition, that reflect work being performed to facilitate merger and acquisition integration, such as work associated with information systems and other projects including spending to

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

support future acquisitions, and primarily consist of professional services. We consider acquisition related costs to be corporate costs regardless of the segment or segments involved in the transaction.
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
Pension plan termination charges represent costs incurred when the Company terminated the Americold Retirement Income Plan (“ARIP”) during the year ended December 31, 2023, resulting in the recognition of a $2.5 million settlement loss. Refer to Note 16 -Employee Benefit Plans for additional information.
9. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In thousands)
Senior Unsecured Notes	$2,730,980	$2,226,524
Senior Unsecured Term Loans	1,077,144	818,820
Senior Unsecured Revolving Credit Facility	332,111	255,052
Total principal amount of indebtedness	$4,140,235	$3,300,396
Less: unamortized deferred financing costs	(16,001)	(13,882)
Total indebtedness, net of deferred financing costs	$4,124,234	$3,286,514
The following table provides additional details of our Senior Unsecured Notes as of December 31, 2025 and 2024:

			December 31, 2025		December 31, 2024
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes(1)	01/2026	4.68%	$200,000	$200,000	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	469,856	€400,000	414,146
Private Series E Notes	01/2033	1.65%	€350,000	411,124	€350,000	362,378
Public 5.600% Notes	05/2032	5.60%	$400,000	400,000	$—	—
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,730,980		$2,226,524
(1)The Private Series A Unsecured Notes were repaid in full on the stated maturity date of January 8, 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides additional details of our Senior Unsecured Term Loans as of December 31, 2025 and 2024:

			December 31, 2025			December 31, 2024
	Stated Maturity Date(1)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
2025 Term Loan	06/2026	SOFR + 0.95%		$250,000	$250,000		$—	$—
Tranche A-1	08/2026	SOFR + 0.94%		$375,000	375,000		$375,000	375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	182,144	C$	250,000	173,820
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000		$270,000	270,000
Total Senior Unsecured Term Loans					$1,077,144			$818,820
(1)The terms of the debt agreement for 2025 Term Loan include an option for one six-month extension past the original contractual maturity date in June of 2026. The terms of the debt agreement for Tranche A-1 include an option for two twelve-month extensions past the original contractual maturity date in August of 2025. In June 2025, the Company exercised the first twelve-month extension, which extended the maturity date to August of 2026. The Company retains the right to exercise the second twelve-month extension to extend the maturity date to August of 2027.
(2)2025 Term Loan SOFR = daily SOFR, Tranche A-1 and Delayed Draw Tranche A-3 SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), and CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%). Refer to Note 10 - Derivative Financial Instruments for details of the related interest rate swaps for Tranche A-1, Tranche A-2, and Delayed Draw Tranche A-3.
The following table provides the details of our Senior Unsecured Revolving Credit Facility as of December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Borrowing Currency		Carrying Amount (USD)
	(In thousands, except percentages)
U.S. dollar	SOFR + 0.84%		$—	$—		$14,000	$14,000
Australian dollar	BBSW + 0.84%	A$	207,500	138,469	A$	197,000	121,908
Canadian dollar	CORRA + 0.84%	C$	98,000	71,400	C$	35,000	24,335
Euro	EURIBOR + 0.84%		€70,500	82,812		€70,500	72,993
New Zealand dollar	BKBM + 0.84%	NZ$	68,500	39,430	NZ$	39,000	21,816
Total Senior Unsecured Revolving Credit Facility(2)				$332,111			$255,052
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
Senior Unsecured Notes
Private Series A, B, C, D, and E Notes
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Private Series A Notes”) and (ii) $400.0 million senior unsecured notes with a coupon of 4.86% due January 8, 2029 (“Private Series B Notes”). Interest is payable on January 8 and July 8 of each year until maturity. The Private Series A Notes were fully repaid on January 8, 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On April 26, 2019, we completed a debt private placement transaction consisting of $350.0 million senior unsecured notes with a coupon of 4.10% due January 8, 2030 (“Private Series C Notes”). Interest is payable on January 8 and July 8 of each year until maturity.
On December 30, 2020 we completed a debt private placement transaction consisting of (i) €400 million senior unsecured notes with a coupon of 1.62% due January 7, 2031 (“Private Series D Notes”) and (ii) €350 million senior unsecured notes with a coupon of 1.65% due January 7, 2033 (“Private Series E Notes”). Interest is payable on January 7 and July 7 of each year until maturity.
Unamortized deferred financing costs related to the Private Series A, B, C, D, and E Notes (collectively referred to as the “Private Senior Unsecured Notes”) are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the accompanying Consolidated Balance Sheets and totaled $4.0 million and $5.0 million as of December 31, 2025 and 2024, respectively. These costs are amortized through the maturity date as interest expense under the straight-line method as the impact of amortizing under the effective interest method is not materially different.
The Private Senior Unsecured Notes and guarantee agreement includes a prepayment option executable at any time during the term of the loans. The prepayment can be either a partial payment or payment in full, as long as the partial payment is at least 5% of the outstanding principal. Any prepayment in full must include a make-whole amount, which is the discounted remaining scheduled payments due to the lender. The discount rate to be used is equal to 0.50% plus the yield to maturity reported for the most recently actively traded U.S. Treasury Securities with a maturity equal to the remaining average life of the prepaid principal. The Company must give each lender at least 10 days written notice whenever it intends to prepay any portion of the debt. The notes are general unsecured senior obligations of the Operating Partnership and are guaranteed by the Company and certain subsidiaries of the Company.
If a change in control occurs for the Company, the Company must issue an offer to prepay the remaining portion of the debt to the lenders. The prepayment amount will be 100% of the principal amount, as well as accrued and unpaid interest.
The Company is required to maintain at all times an investment grade debt rating for each series of notes from a nationally recognized statistical rating organization. In addition, the Private Senior Unsecured Notes contain certain financial covenants required on a quarterly or occurrence basis, as defined in the credit agreement, including:
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

As of December 31, 2025, the Company was in compliance with all debt covenants.
Public Senior Unsecured Notes
On September 12, 2024, we completed an underwritten public offering of $500.0 million aggregate principal amount of the Operating Partnership’s 5.409% senior unsecured notes (the “Public 5.409% Notes”) due September 12, 2034. The Public 5.409% Notes are fully and unconditionally guaranteed, jointly and severally, by

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

each of the Company, Americold Realty Operations and certain subsidiaries of the Operating Partnership. The Public 5.409% Notes bear interest at a rate of 5.409% per year, and interest is payable semi-annually on March 12 and September 12 of each year. The proceeds from the issuance of the Public 5.409% Notes were used to repay a portion of borrowings previously outstanding.
In connection with the issuance of the Public 5.409% Notes, we incurred approximately $6.1 million of debt issuance costs. The unamortized balance of these costs is included in “Senior unsecured notes and term loans - net of deferred financing costs” on the Consolidated Balance Sheets and totaled $5.5 million and $6.0 million as of December 31, 2025 and 2024 respectively. These costs are amortized to “Interest expense” over the term of the Public 5.409% Notes, beginning in September 2024, using the effective interest method.
The Public 5.409% Notes may be redeemed at the option of the Company. Prior to June 12, 2034, the Public 5.409% Notes may be redeemed at our option, in whole or in part, at any time and from time to time, at the Operating Partnership’s option and sole discretion, at a redemption price equal to the greater of (i) 100% of the principal amount of the Public 5.409% Notes being redeemed, or (ii) a make-whole premium calculated in accordance with the indenture, plus, in either case, unpaid interest accrued thereon to, but excluding the redemption date. On or after June 12, 2034, the Public 5.409% Notes may be redeemed at our option, in whole or in part, at any time and from time to time, at a redemption price in cash equal to 100% of the principal amount of the Public 5.409% Notes to be redeemed, plus any unpaid interest accrued thereon to, but excluding, the redemption date.
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations and certain subsidiaries of the Operating Partnership. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year. The proceeds from the issuance of the Public 5.600% Notes were used to repay a portion of borrowings previously outstanding.
In connection with the issuance of the Public 5.600% Notes, we incurred approximately $4.2 million of debt issuance costs. Additionally, the notes were priced at 99.862% of the principal amount which resulted in a discount amount of $0.6 million. The total of debt issuance costs incurred, including the discount, was approximately $4.8 million. The unamortized balance of the debt issuance costs and discount are included in “Senior unsecured notes and term loans - net of deferred financing costs” on the Consolidated Balance Sheets and totaled $4.3 million as of December 31, 2025. These costs are amortized to “Interest expense” over the term of the Public 5.600% Notes, beginning in April 2025, using the effective interest method.
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
The Public 5.600% Notes and Public 5.409% Notes require that we maintain at all times a minimum maintenance of total unencumbered assets value of not less than 150% of the aggregate principal amount of all outstanding

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

unsecured debt of the Company, the Operating Partnership and their respective subsidiaries on a consolidated basis. The Public 5.600% Notes and Public 5.409% Notes also contain certain financial covenants required on a quarterly or occurrence basis, as defined in the offering prospectus, including:
•a maximum total indebtedness to total assets ratio of less than 0.60 to 1.00;
•a maximum total secured indebtedness to total assets ratio of less than 0.40 to 1.00; and
•a minimum interest coverage ratio of not less than 1.50 to 1.00.

The indenture governing the Public 5.600% Notes and Public 5.409% Notes contains additional covenants customary for similar offerings, including, without limitation, that any subsidiary which becomes a co-borrower, guarantor or otherwise becomes obligated under our Senior Unsecured Term Loans or Senior Unsecured Revolving Credit Facility must also fully and unconditionally guarantee the Public 5.600% Notes and Public 5.409% Notes.
As of December 31, 2025, the Company was in compliance with all debt covenants.
Senior Unsecured Credit Facility
On August 23, 2022, the Company entered into a Credit Agreement to extend and upsize its Senior Unsecured Credit Facility, which includes the Senior Unsecured Term Loans and the Senior Unsecured Revolving Credit Facility as described below, to approximately $2.0 billion. In connection with the agreement, all borrowings incorporate a sustainability-linked pricing component which is subject to adjustment based on improvement in the Company’s annual GRESB rating, as part of its ESG initiatives.
Term Loans
The Senior Unsecured Term Loan A consists of three tranches. Tranche A-1 consists of a $375 million USD term loan and the terms of the Credit Agreement include an option for two twelve-month extensions past the original contractual maturity date in August of 2025. In June 2025, the Company exercised the first twelve-month extension, which extended the maturity date to August of 2026. The Company retains the right to exercise the second twelve-month extension to extend the maturity date to August of 2027. Tranche A-2 consists of a C$250 million term loan with a maturity date of January 2028 and does not have any extension options. Tranche A-3 consists of a $270 million USD term loan delayed draw facility, which matures in January 2028 and does not have any extension options.
On December 19, 2025, the Company entered into the Second Amendment to the Credit Agreement (the “Second Amendment”) which provided for the $250 million USD 2025 Delayed Draw Term Facility (the “2025 Term Loan”) with a maturity date of June 2026. The terms of the Second Amendment include an option for one six-month extension past the original contractual maturity date. The 2025 Term Loan bears interest at a rate of SOFR + 0.95% and interest is payable monthly with the first payment occurring on January 30, 2026. The 2025 Term Loan was fully drawn on December 29, 2025, with $150.0 million of the proceeds used to repay our U.S. dollar revolver and $100.0 million of the proceeds retained in “Cash, cash equivalents, and restricted cash” as of December 31, 2025. The amount retained in “Cash, cash equivalents, and restricted cash” was then used towards the repayment of the Private Series A Notes on January 8, 2026. In connection with the Second Amendment, we incurred approximately $0.2 million of debt issuance costs.
Unamortized deferred financing costs related to the Senior Unsecured Term Loans (including both the Senior Unsecured Term Loan A and the 2025 Term Loan) are included in “Senior unsecured notes and term loans - net

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

of deferred financing costs” on the accompanying Consolidated Balance Sheets and totaled $2.2 million and $2.9 million as of December 31, 2025 and 2024, respectively. These costs are amortized through the maturity date as interest expense under the effective interest method for the Senior Unsecured Term Loan A and under the straight line method for the 2025 Term Loan.
Revolving Credit Facility
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multicurrency component. The revolving credit facility matures in August 2026; however, the Company has the option to extend maturity up to two times, each for a six-month period. The Company must meet certain criteria in order to extend the maturity, and an additional extension fee must be paid. Unamortized deferred financing costs related to the revolving credit facility are included in “Other assets” on the Consolidated Balance Sheets and totaled $1.6 million and $4.0 million as of December 31, 2025 and 2024, respectively. These costs are amortized through the maturity date as interest expense under the straight-line method as the impact of amortizing under the effective interest method is not materially different.
There were $19.4 million letters of credit issued on the Company’s Senior Unsecured Revolving Credit Facility as of December 31, 2025 and $20.8 million as of December 31, 2024. The remaining amount of letters of credit available to be issued on the Company’s Senior Unsecured Revolving Credit Facility was $40.6 million as of December 31, 2025 and $39.2 million as of December 31, 2024.
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
As of December 31, 2025, the Company was in compliance with all debt covenants.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness as of December 31, 2025 for each of the next five years and thereafter, are as follows:

Years Ending December 31:(1)	(In thousands)
2026	$1,157,111
2027	—
2028	452,144
2029	400,000
2030	350,000
Thereafter	1,780,980
Total principal amount of indebtedness	4,140,235
Less: unamortized deferred financing costs(2)	(16,001)
Total indebtedness, net of deferred financing costs	$4,124,234
(1)$200.0 million of the debt listed to mature by December 31, 2026 represents the Senior Unsecured Private Series A Notes. These notes were repaid in full on the stated maturity date of January 8, 2026. $250.0 million of the debt listed to mature by December 31, 2026 represents the 2025 Term Loan. The terms of this agreement include an option for one six-month extension past the original contractual maturity date of June of 2026. $375.0 million of the debt listed to mature by December 31, 2026 represents the Senior Unsecured Term Loan A Facility Tranche A-1. The terms of this agreement include an option for two twelve-month extensions past the original contractual maturity date in August of 2025. In June 2025, the Company exercised the first twelve-month extension, which extended the maturity date to August of 2026. The Company retains the right to exercise the second twelve-month extension to extend the maturity date to August of 2027. The remaining $332.1 million listed to mature by December 31, 2026 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. The terms of this agreement include an option for two six-month extensions past the contractual maturity date of August of 2026.
(2)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within “Other assets”.
10. Derivative Financial Instruments
Designated Non-derivative Financial Instruments
As of December 31, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. As of December 31, 2024, the Company designated A$197.0 million and €820.5 million of debt and accrued interest as a hedge of its net investment in the respective international subsidiaries. The remeasurement of these instruments is recorded in “Unrealized net loss on foreign currency” on the Consolidated Statements of Comprehensive Loss.
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
Refer to Note 18 - Accumulated Other Comprehensive Loss for additional details regarding the impact of the Company’s net investment hedges on AOCI for the years ended December 31, 2025, 2024 and 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
The following table includes the key provisions of the Company’s interest rate swap agreements as of December 31, 2025 and 2024:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2025	Liability Fair Value as of December 31, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$736	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	493
$270 million	3.05%	11/01/2022	12/31/2027	1,170	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	2,910
			Total	$1,906	$3,403

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2024	Liability Fair Value as of December 31, 2024
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$4,651	$—
$175 million	3.47%	11/30/2022	7/30/2027	2,265	—
$270 million	3.05%	11/01/2022	12/31/2027	7,225	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	3,021
			Total	$14,141	$3,021
In 2020, the Company terminated the two interest rate swaps related to the 2020 Senior Unsecured Credit Facility for a fee of $16.4 million, of which $8.7 million was recorded in “Accumulated other comprehensive loss” and was amortized to “Loss on debt extinguishment and termination of derivative instruments” through August 2024. The amortization of costs recognized on the Consolidated Statements of Operations from terminating these swaps was $1.0 million and $2.5 million during the years ended December 31, 2024 and 2023, respectively.
The Company is also subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loans to certain international subsidiaries. To manage this risk, the Company periodically enters into cross-currency swap agreements. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to changes in foreign exchange rates. The Company had one outstanding intercompany loan balance of A$153.5 million that was hedged under a cross-currency swap agreement as of December 31, 2024 and during 2025. This agreement involved the receipt of fixed USD amounts in exchange for payment of fixed AUD amounts over the life of the respective intercompany loan. On December 23, 2025, the Company terminated the cross-currency swap agreement and received cash proceeds of approximately $8.2 million from the counterparty. The related intercompany loan was fully repaid on January 28, 2026. The Company previously had a cross-currency swap agreement that involved the receipt of fixed USD amounts in exchange for payment of fixed NZD amounts over the life of an intercompany loan balance of NZ$37.5 million, which matured on December 13, 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In March 2025, in connection with the sale of the SuperFrio joint venture on April 30, 2025, as described in Note 4 - Investments in and Advances to Partially Owned Entities, the Company entered into a foreign currency forward contract designated as a net investment hedge of our net investment in our Brazilian subsidiary. The purpose of the hedge contract was to guarantee the repatriation of $27.0 million amidst any foreign currency fluctuation during the holding period that the Brazilian Real were held by our Brazilian subsidiary. The hedge contract net settled in July of 2025 requiring the Company to pay $1.5 million to the hedge counterparty, which resulted in net proceeds repatriated to the U.S. of $27.0 million.
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net (loss) gain on cash flow hedges” on the Consolidated Statements of Comprehensive Loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.1 million (inclusive of the treasury locks) will be reclassified as an increase to “Interest expense” and a corresponding decrease to operating cash flows.
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
The following table presents the fair value of the Company’s designated derivative financial instruments as of December 31, 2025 and 2024:

	Derivative Assets		Derivative Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Designated derivatives	(In thousands)
Foreign exchange contracts	$—	$15,727	$—	$—
Interest rate contracts	1,906	14,141	3,403	3,021
Total fair value of derivatives	$1,906	$29,868	$3,403	$3,021

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, including the impacts to Accumulated other comprehensive loss (“AOCI”):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Interest rate swaps	$(6,508)	$17,431	$7,504
Treasury locks	1,292	—	—
Foreign currency exchange forwards	(1,493)	—	—
Cross-currency swap	(9,018)	10,334	1,028
Total designated derivative financial instruments	$(15,727)	$27,765	$8,532

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications
		Years Ended December 31,
		2025	2024	2023
		(In thousands)
Interest rate swaps	Interest expense	$6,109	$15,574	$13,825
Interest rate swaps	Loss on debt extinguishment and termination of derivative instruments(1)	—	(973)	(2,513)
Treasury locks	Interest expense	137	—	—
Foreign currency exchange forwards	Foreign currency exchange loss, net	(1,493)	—	—
Cross-currency swap	Foreign currency exchange (loss) gain, net	(7,762)	9,371	200
Cross-currency swap	Interest expense	340	506	374
Total designated derivative financial instruments		$(2,669)	$24,478	$11,886
(1)In conjunction with the termination of interest rate swaps in 2020, the Company recorded amounts in Accumulated other comprehensive loss that were reclassified as an adjustment to earnings over the term of the original hedges and respective borrowings. During the year ended December 31, 2024, the Company recorded an increase to “Loss on debt extinguishment and termination of derivative instruments” related to this transaction.
The Company’s derivatives are subject to master netting agreements. The impacts from offsetting were immaterial as of December 31, 2025 and there were no impacts from offsetting as of December 31, 2024.
As of December 31, 2025 and 2024, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

11. Sale-Leasebacks of Real Estate
The Company has a series of leases accounted for as failed sale-leaseback financing obligations associated with long-lived real estate assets. These obligations are further detailed in the table below as of December 31, 2025 and 2024.

December 31, 2025				December 31, 2024
Facilities	Maturity	Interest Rate	Balance	Facilities	Maturity	Interest Rate	Balance
(In thousands, except percentages)
1 warehouse – 2010	7/2030	10.34%	$15,089	1 warehouse – 2010	7/2030	10.34%	$15,872
1 facility - 2007 (Agro)	7/2031	10%	22,540	3 facilities - 2007 (Agro)	7/2031	10%	58,359
1 facility - 2013 (Agro)	12/2033	10%	4,723	1 facility - 2013 (Agro)	12/2033	10%	4,770
Total sale-leaseback financing obligations			$42,352				$79,001
In connection with an acquisition completed in 2010, the Company assumed sale-leaseback agreements for 11 warehouses originally entered into in 2007 and accounted for them as failed sale leasebacks prospectively. During the year ended December 31, 2024, the Company purchased the 11 aforementioned warehouses. Total cash outflows related to these purchases of $191.0 million are included within “Termination of sale-leaseback financing obligations” on the Consolidated Statements of Cash Flows for the year ended December 31, 2024. These purchases resulted in the recognition of a $115.1 million loss recognized within “Loss on debt extinguishment and termination of derivative instruments” on the Consolidated Statements of Operations for the year ended December 31, 2024.
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
In connection with the acquisition of Agro Merchants Group (“Agro”) in December of 2020, the Company assumed four sale-leaseback facilities. Agro completed a sale-leaseback transaction for three of its warehouse facilities in 2007 that were accounted for as financing obligations. The initial term of the agreement was 20 years and was amended in 2011 to extend the term to 2031. The rent payments increase every five years by the lesser of 125% of the cumulative increase in the Consumer Price Index (“CPI”) over the related five-year period or 9%. Agro also completed a sale-leaseback transaction for one of its warehouse facilities in 2013 that was accounted for as a financing obligation. The initial term of the agreement is 20 years and includes six extension options, each for five-years. The rent payments increase every five years by the lesser of the cumulative increase in CPI over the related five-year period or 12%. During the year ended December 31, 2025, the Company exited 2 facilities from the aforementioned Agro portfolio. These exits resulted in a $55.9 million loss, recognized within “Net loss (gain) from sale of real estate” on the Consolidated Statements of Operations for the year ended December 31, 2025.
As of December 31, 2025, future minimum lease payments, inclusive of certain obligations to be settled with the residual value of related long-lived assets upon expiration of the lease agreement, of the sale-leaseback financing obligations are as follows:

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Years Ending December 31:	(In thousands)
2026	$7,075
2027	7,416
2028	7,539
2029	7,700
2030	14,541
Thereafter	15,924
Total minimum payments	60,195
Interest portion	(17,843)
Present value of net minimum payments	$42,352
12. Lease Accounting
Arrangements wherein we are the lessee:
We have operating and finance leases for land, warehouses, offices, vehicles, and equipment with remaining lease terms ranging from 1 to 27 years. Many of our leases include one or more options to extend the lease term from 1 to 10 years that may be exercised at our sole discretion. Additionally, many of our leases for vehicles and equipment include options to purchase the underlying asset at or before expiration of the lease agreement. Rental payments are generally fixed over the term of the lease agreement with the exception of certain equipment leases for which the rental payment may vary based on usage of the asset. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2025, the rights and obligations with respect to leases which have been signed but have not yet commenced are not material to our financial position or results of operations.
The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Components of lease expense:	(In thousands)
Operating lease cost (1)	$40,162	$44,883	$44,971
Financing lease cost:
Depreciation	36,077	31,642	26,129
Interest on lease liabilities	1,094	4,129	444
Sublease income	(13,205)	(17,573)	(5,856)
Net lease expense	$64,128	$63,081	$65,688
(1)Includes short-term lease and variable lease costs, which are immaterial.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Other information related to leases is as follows:

	Years Ended December 31,
	2025	2024	2023
Supplemental Cash Flow Information	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(30,833)	$(36,118)	$(35,510)
Financing cash flows from finance leases	$(37,689)	$(37,921)	$(39,214)
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$24,614	$11,186	$6,244
Finance leases	$94,699	$38,989	$59,276
Weighted-average remaining lease term (years)
Operating leases	9.7	9.9	10.6
Finance leases	3.7	3.3	3.9
Weighted-average discount rate
Operating leases	3.0%	2.9%	2.8%
Finance leases	5.0%	4.7%	3.9%
Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

Years Ending December 31:	Operating Lease Payments	Finance Lease Payments	Total Lease Payments
	(In thousands)
2026	$30,945	$49,347	$80,292
2027	26,506	44,735	71,241
2028	22,995	34,876	57,871
2029	18,781	22,928	41,709
2030	18,050	13,377	31,427
Thereafter	89,806	3,331	93,137
Total future minimum lease payments	$207,083	$168,594	$375,677
Less: Interest	(27,118)	(16,332)	(43,450)
Total future minimum lease payments less interest	$179,965	$152,262	$332,227
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
Property, buildings and equipment underlying operating leases is included in “Land” and “Buildings and improvements” on the accompanying Consolidated Balance Sheets. The portion of these assets that are applicable

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

to the operating leases where we are the lessor totaled $146.8 million and $107.8 million, for Land and Buildings and improvements, on a gross and net basis, respectively, as of December 31, 2025. The portion of these assets that are applicable to the operating leases where we are the lessor totaled $134.9 million and $102.0 million, for Land and Buildings and improvements, on a gross and net basis, respectively, as of December 31, 2024. Depreciation expense for such assets was $4.6 million, $4.8 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Future minimum lease payments due from our customers on leases as of December 31, 2025 were as follows:

Years Ending December 31:	Operating Leases
(In thousands)
2026	$47,492
2027	36,995
2028	30,776
2029	17,444
2030	13,077
Thereafter	35,188
Total	$180,972
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

There were no transfers between levels within the hierarchy for the years ended December 31, 2025 and 2024.
The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company estimates the fair values using unobservable inputs classified as Level 3 of the fair value hierarchy.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Measured at fair value on a recurring basis:		(In thousands)
Interest rate swap assets	Level 2	$1,906	$14,141
Interest rate swap liabilities	Level 2	$3,403	$3,021
Cross-currency swap assets (Foreign exchange contracts)	Level 2	$—	$15,727

Assets held by various pension plans:
	Level 1	$24,234	$22,052
	Level 2	$1,737	$4,010
	Level 3	$1,290	$1,107

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$20,885	$25,394

Disclosed at fair value:
Public 5.600% Notes(1)	Level 2	$404,334	$—
Public 5.409% Notes(1)	Level 2	$489,960	$478,950
Senior Unsecured Notes (excluding Public 5.600% Notes and Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$3,128,449	$2,660,494
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 9 - Debt to these Consolidated Financial Statements.
14. Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. The Company issues time-based and market or Company performance-based equity awards. Time-based awards subject to graded vesting and cliff vesting market or Company performance-based awards are recognized on a straight-line basis over the associates’ requisite service period, as adjusted for estimated forfeitures, and to ensure compensation costs recognized to date is at least equal to measured costs of the vested tranche, where applicable. The Company’s Board of Directors and certain members of management have the option to elect their annual grant in the form of either restricted stock units (“RSUs”) or OP units. The terms of the OP units mirror the terms of the restricted stock units granted in the respective period.
Aggregate stock-based compensation charges were $30.2 million, $28.2 million and $23.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. Routine stock-based compensation expense is included as a component of “Selling, general, and administrative” expense on the accompanying Consolidated Statements of Operations. The non-routine stock compensation expense associated with certain employee awards is included within “Acquisition, cyber incident, and other, net” on the accompanying Consolidated Statements of Operations. As of December 31, 2025, there was $23.1 million of unrecognized stock‑based compensation expense related to RSUs and OP units, which will be recognized over a weighted-average period of 1.7 years.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
Americold Realty Trust 2017 Equity Incentive Plan
On January 4, 2018, the Company’s Board of Directors adopted the Americold Realty Trust 2017 Equity Incentive Plan (“2017 Plan”), which permits the grant of various forms of equity- and cash-based awards from a reserved pool of 9,000,000 shares of common stock of the Company. On January 17, 2018, the Company’s stockholders approved the 2017 Plan. Equity-based awards issued under the 2017 Plan have the rights to receive dividend equivalents on an accrual basis. Dividend equivalents for market performance-based awards are forfeitable in the event of termination for cause or when voluntary departure occurs during the vesting period and are otherwise, paid upon the vesting of the awards. Time-based awards have the right to receive nonforfeitable dividend equivalent distributions on unvested units throughout the vesting period. During 2025, the Company’s stockholders approved the Amended and Restated Americold Realty Trust 2017 Equity Incentive Plan (the “A&R Plan”). The A&R Plan (i) increased the number of shares reserved for issuance under the plan by 7,700,000 shares, (ii) increased the number of shares that may be covered by options that are designated as “incentive stock options” within the meaning of Section 422 of the Code by 7,700,000 shares, (iii) incorporate a one-year vesting requirement for all awards (provided, that up to five percent of the shares reserved for issuance may be issued pursuant to awards that do not comply with such minimum vesting period) and (iv) extend the scheduled expiration date of the 2017 Plan to the date that is ten years after shareholder approval of the A&R Plan.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

awards is equal to the closing market price of Americold Realty Trust, Inc. common stock on the grant date. Market performance-based restricted stock unit awards cliff vest upon the achievement of the performance target, as well as completion of the performance period.
The following table summarizes restricted stock unit grants by grantee type during the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,	Grantee Type	Number of Restricted Stock Units Granted	Vesting Period	Grant Date Fair Value (In thousands)
2025	Directors	20,248	1 year	$360
2025	Associates	919,850	1-3 years	$19,260
2024	Directors	13,834	1 year	$350
2024	Associates	839,166	1-3 years	$21,847
2023	Directors	12,036	1 year	$350
2023	Associates	634,109	1-3 years	$19,759
Restricted stock units granted for the year ended December 31, 2025 consisted of: (i) 20,248 time-based restricted stock units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 705,284 time-based graded vesting restricted stock units with vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March as well as other off-cycle awards during the year (iii) 60,434 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates (iv) 33,312 performance-based restricted stock units issued as part of Project Orion grant with a vesting period of one year issued to certain associates and (v) 120,820 AFFO performance-based restricted stock units with a three-year vesting period issued to certain associates.
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
Restricted stock units granted for the year ended December 31, 2023 consisted of: (i) 12,036 time-based restricted stock units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 456,017 time-based graded vesting restricted stock units with vesting periods ranging from one to three years issued to certain associates in connection with the annual grant provided in March as well as other off-cycle awards during the year (iii) 107,177 market performance-based cliff vesting restricted stock units with a three-year vesting period issued to certain associates and (iv) 70,915 performance-based restricted stock units issued as part of Project Orion grant with a vesting period of one to two years.
In January 2025, following the completion of the applicable market-performance period, the Compensation Committee determined that the 28.5th percentile was achieved for the 2022 awards and, accordingly, approximately 155,483 units vested on January 8, 2025, representing a vesting percentage of 57%.
In January 2026, the Compensation Committee determined that the performance targets for the 2023 awards were not achieved; accordingly, no units vested in January 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides a summary of restricted stock unit activity under the 2010 and 2017 Plans for the year ended December 31, 2025:

Year Ended December 31, 2025
Restricted Stock	Total number of Time-Based Restricted Stock Units, AFFO shares and Project Orion shares	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based Restricted Stock Units(1)	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2024	998,276	$21.4	309,045	$6.6
Granted	879,664		60,434
Performance adjustment(2)	(7,910)		(40,275)
Vested	(462,874)		(53,370)
Forfeited	(120,351)		(18,247)
Non-vested as of December 31, 2025	1,286,805	$16.5	257,587	$3.3
Shares vested, but not released(3)	46,890	0.6	—	—
Total outstanding restricted stock units	1,333,695	$17.1	257,587	$3.3
(1)The number of market performance-based restricted stock units granted are reflected within this table based upon the number of shares of common stock issuable upon achievement of the performance metric at target.
(2)Represents the decrease in the number of original performance units awarded based on the final performance criteria achievement at the end of the defined performance period.
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
The weighted average grant date fair value of restricted stock units granted during years 2025, 2024, and 2023 was $20.87, $26.02 and $31.12 per unit, respectively. During the year ended December 31, 2025 the weighted average grant date fair value of vested and converted restricted stock units was $27.21 and forfeited restricted stock units was $24.24. The weighted average grant date fair value of non-vested restricted stock units was $22.13 and $27.56 per unit as of December 31, 2025 and 2024, respectively.
OP Units Activity
The following table summarizes OP unit grants under the 2017 Plan during the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,	Grantee Type	Number of OP Units Granted	Vesting Period	Grant Date Fair Value (In thousands)
2025	Directors	75,963	1 year	$1,285
2025	Associates	565,391	3 years	$12,012
2024	Directors	43,478	1 year	$1,100
2024	Associates	662,200	3 years	$16,969
2023	Directors	37,827	1 year	$1,100
2023	Associates	357,254	1-3 years	$11,917
OP units granted for the year ended December 31, 2025 consisted of: (i) 75,963 time-based OP units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 266,045 time-based

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

graded vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2025 as well as other off-cycle awards during the year (iii) 99,783 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2025 and (iv) 199,563 AFFO performance-based OP units with a three-year vesting period issued to certain associates.
OP units granted for the year ended December 31, 2024 consisted of: (i) 43,478 time-based OP units with a one-year vesting period issued to non-employee directors as part of their annual compensation (ii) 425,333 time-based graded vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2024 as well as other off-cycle awards during the year and (iii) 236,867 market performance-based cliff vesting OP units with a three-year vesting period issued to certain associates in connection with the annual grant provided in March of 2024.
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
The following table provides a summary of the OP unit activity under the 2017 Plan for the year ended December 31, 2025:

Year Ended December 31, 2025
OP Units	Number of Time-Based OP Units and AFFO OP Units	Aggregate Intrinsic Value (in millions)	Number of Market Performance-Based OP Units	Aggregate Intrinsic Value (in millions)
Non-vested as of December 31, 2024	562,985	$12.0	567,969	$12.2
Granted	541,571		99,783
Performance adjustment	—		(77,033)
Vested	(242,746)		(102,113)
Forfeited	(107,686)		(117,788)
Non-vested as of December 31, 2025	754,124	$9.7	370,818	$4.8
Shares vested, but not released	612,210	7.9	181,770	—
Total outstanding OP units	1,366,334	$17.6	552,588	$4.8
The OP units granted for the years ended December 31, 2025, 2024 and 2023 had an aggregate grant date fair value of $13.3 million, $18.1 million and $13.0 million, respectively. During the year ended December 31, 2025 the weighted average grant date fair value of vested OP units was $26.39 and forfeited OP units was $24.77. The weighted average grant date fair value of non-vested OP units was $23.27 and $27.38 per unit as of December 31, 2025 and 2024, respectively.
Market Performance-Based Restricted Stock Units
During each of the years ended December 31, 2025, 2024, and 2023, the Compensation Committee of the Board of Directors approved the annual grant of market performance-based restricted stock units under the 2017 Plan to associates of the Company. The awards utilize relative total stockholder return (“TSR”) over a three-year

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

measurement period as the market performance metric. Awards will vest based on the Company’s TSR relative to the MSCI U.S. REIT Index (“RMZ”) over a three-year market performance period, or the Market Performance Period, commencing on January 1st of the grant year and ending on December 31st of the third year, as applicable (or, if earlier, ending on the date on which a change in control of the Company occurs), subject to continued services. Vesting with respect to the market condition is measured based on the difference between the Company’s TSR percentage and the TSR percentage of the RMZ, or the RMZ Relative Market Performance. In the event that the RMZ Relative Market Performance during the Market Performance Period is achieved at the “threshold,” “target” or “high” level as set forth below, the awards will become vested as to the market condition with respect to the percentage of RSUs, as applicable, set forth below:

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

Award Date	Expected Stock Price Volatility (1)	Risk-Free Interest Rate	Dividend Yield (2)
2023	28%	4.77%	N/A
2024	29%	4.29%	N/A
2025	28%	4.00%	N/A
(1)Volatility is based on historical stock price.
(2)Dividends are assumed to be reinvested and therefore not applicable.
Stock Options Activity
The following table provides a summary of option activity for the year ended December 31, 2025:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Terms (Years)
Outstanding as of December 31, 2024	67,998	$9.81	1.8
Exercised	(23,000)	9.81
Outstanding as of December 31, 2025	44,998	$9.81	0.9

Exercisable as of December 31, 2025	44,998	$9.81	0.9

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

All outstanding stock options were vested as of December 31, 2021. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $0.1 million, $0.4 million, and $0.1 million, respectively.
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
The unremitted earnings and basis of certain foreign subsidiaries are indefinitely reinvested. If our plans change in the future or if we elect to repatriate the unremitted earnings of our foreign subsidiaries, we would be subject to additional income taxes which could result in a higher effective tax rate. With respect to the foreign subsidiaries owned directly or indirectly by the REIT or Operating Partnership, any unremitted earnings would not be subject to additional U.S. income tax because the REIT would distribute 100% of such earnings or would receive a participation exemption.
The GILTI provisions of the TCJA impose a tax on the income of certain foreign subsidiaries in excess of a specified return on tangible assets used by the foreign companies. The Company continues to account for the GILTI inclusion as a period cost and thus has not recorded any deferred tax liability associated with GILTI. There was no material taxable deemed dividend estimated or recorded for the Company for 2025, 2024 and 2023.
The international tax framework introduced by the OECD under its Pillar 2 initiative includes a global minimum tax of 15%. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and is effective for the Company's 2024 and 2025 year end. The Company has assessed this legislation, and the Pillar 2 provisions do not have a material impact on the Company’s tax expense.
The following is a summary of the loss from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023 in the U.S. and foreign operations:

	Years Ended December 31,
	2025	2024	2023
Loss from continuing operations before income taxes	(In thousands)
U.S.	$(87,139)	$(19,509)	$(35,662)
Foreign	(48,594)	(83,668)	(292,427)
Total loss from continuing operations before income taxes	$(135,733)	$(103,177)	$(328,089)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The benefit (expense) for income taxes from continuing operations for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Current:
U.S. federal	$(286)	$57	$(9)
State	(560)	(736)	(3,318)
Foreign	(5,287)	(4,103)	(5,181)
Total current income tax	(6,133)	(4,782)	(8,508)

Deferred:
U.S. federal	13,684	(4,615)	(1,264)
State	2,956	(1,524)	347
Foreign	9,944	19,349	11,698
Total deferred income tax	26,584	13,210	10,781
Total income tax benefit from continuing operations	$20,451	$8,428	$2,273
Income tax benefit attributable to loss from continuing operations before income taxes differs from the amounts computed by applying the U.S. statutory federal income tax rate of 21% to loss from continuing operations before income taxes.
The reconciliation between the statutory rate and reported amount for the year ended December 31, 2025 pursuant to the disclosure requirement of ASU 2023 -09 is as follows:

	Year Ended December 31, 2025
	Amount (In thousands)	Percentage
Income taxes from continuing operations at the statutory rate	$28,504	21.00%
State Income taxes, net of federal income tax benefit(1)	2,446	1.80%
Foreign Tax Effects:
Netherlands
Changes in Valuation Allowance	(5,026)	(3.70)%
Other(2)	2,426	1.79%
Spain
Changes in Valuation Allowance	(1,862)	(1.37)%
Other	161	0.12%
Other Foreign Jurisdictions	(1,246)	(0.92)%
Nontaxable or Nondeductible Items
Earnings from REIT - not subject to tax	(22,089)	(16.27)%
Equity awards	(2,094)	(1.54)%
Other	(423)	(0.31)%
Other Adjustments
Internal restructuring	19,536	14.39%
Other	118	0.08%
Total	$20,451	15.07%
(1)State and local taxes in New Jersey comprise the majority of this category.
(2)5% threshold is met at the jurisdiction level in total, but not for any individual reconciling items of the same nature within that jurisdiction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Below is the reconciliation between the statutory rate and reported amount for the years ended December 31, 2024 and 2023 prior to the adoption of ASU 2023-09:

	Years Ended December 31,
	2024	2023
	(In thousands)
Income tax benefit from continuing operations at statutory rates	$21,667	$68,899
Earnings from REIT - not subject to tax	(7,683)	(6,612)
State income taxes, net of federal income tax benefit	(2,488)	(2,616)
Foreign income taxed at different rates	2,622	11,432
Change in valuation allowance	(5,523)	(10,619)
Goodwill Impairment	—	(57,436)
Non-deductible expenses	(2,188)	(1,243)
Other	2,021	468
Total	$8,428	$2,273
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss and credits carryforwards	$79,168	$67,765
Accrued expenses	31,768	33,087
Share-based compensation	3,068	3,132
Lease obligations	23,284	14,244
Other assets	76	2,442
Total gross deferred tax assets	137,364	120,670
Less: valuation allowance	(25,008)	(14,430)
Total net deferred tax assets	112,356	106,240

Deferred tax liabilities:
Intangible assets and goodwill	(75,325)	(71,420)
Property, buildings and equipment	(106,025)	(132,646)
Lease right-of-use assets	(23,903)	(14,479)
Other liabilities	(5,169)	(3,315)
Total gross deferred tax liabilities	(210,422)	(221,860)
Net deferred tax liability	$(98,066)	$(115,620)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

Year Ended December 31, 2025
(In thousands)
U.S. federal	$654
State	1,332
Foreign	3,865
Total	$5,851
Income tax paid (net of refund received) exceeds 5% of total income taxes paid (net of refunds) in the following jurisdictions:
State:
Texas	673
Foreign:
Argentina	528
Austria	752
Australia	1,057
Canada	(317)
New Zealand	1,723
As of December 31, 2025, the U.S. TRS has gross U.S. federal net operating loss carryforwards of approximately $30.9 million with no expiration, but can only be used to offset up to 80% of future taxable income annually. These losses are subject to an annual limitation under Internal Revenue Code (IRC) section 382 as a result of our IPO and a subsequent ownership change that occurred in March of 2019; however, the limitation should not impair the Company’s ability to utilize the losses. The Company has $78.7 million in REIT U.S. federal net operating loss carryforwards which were obtained through acquisitions. These losses are also subject to an annual limitation under IRC section 382; no deferred tax value has been recorded as they can only be used to reduce required distributions to stockholders, of which none has been used for this purpose.
The Company has gross state net operating loss carryforwards of approximately $36.9 million from its TRSs, of which $28.5 million will expire at various times between 2028 and 2045. The remaining $8.4 million was generated after 2017 and have no expiration.
The Company has gross foreign net operating loss carryforwards of approximately $144.1 million, of which $24.9 million will expire at various times between 2026 and 2041. The remaining $119.2 million can be carried forward indefinitely.
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
As of December 31, 2025, the Company is generally no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2020. However, for U.S. income tax purposes, the 2012, 2013, and 2016 remain open, to the extent that net operating losses were generated in those years and continue to be subject to adjustments from taxing authorities in the tax year they are utilized.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
On February 28, 2023, the Company’s Board of Directors approved a plan to effect the termination of the Americold Retirement Income Plan (the “ARIP”). Additionally, on February 28, 2023, the Company amended the ARIP agreements in order to provide for a limited lump-sum window for eligible participants. On November 17, 2023, the Company and Principal Life Insurance Company (the “Insurer” or “Principal”) executed a Standard Single Premium Guaranteed Annuity Contract Purchase Agreement (the “Purchase Agreement”) by which the Insurer provides a nonparticipating single premium group annuity contract to the Company for a cash premium, to relieving the Plan Sponsor from any future payments to annuitants or beneficiaries under the ARIP. The transaction was completed and settled on November 27, 2023. The corresponding relief of the related net liability and recognition of deferred loss in "Accumulated other comprehensive loss” (“AOCI) on the Consolidated Balance Sheets, coupled with the cash annuity payment of $1.3 million, resulted in the recognition of a settlement loss of $2.5 million recognized in “Acquisition, cyber incident, and other, net” on the Consolidated Statements of Operations during the year ended December 31, 2023.
On May 20, 2025, the Company's Board of Directors approved a plan to effect the termination of the National Service-Related Pension Plan ("NSRPP") and the Company expects this termination to be finalized in 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Actuarial information regarding these plans is as follows:

	2025
	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Change in benefit obligation:
Benefit obligation – January 1, 2025	$(23,352)	$(474)	$(1,614)	$(2,090)	(27,530)
Service cost	—	—	(65)	(88)	(153)
Interest cost	(1,236)	(20)	(90)	(64)	(1,410)
Actuarial (loss) gain	(144)	7	(97)	(20)	(254)
Benefits paid	1,376	—	582	130	2,088
Plan participants’ contributions	—	—	(16)	—	(16)
Foreign currency translation gain	—	—	(136)	(286)	(422)
Benefit obligation – end of year	$(23,356)	$(487)	$(1,436)	$(2,418)	$(27,697)

Change in plan assets:
Fair value of plan assets – January 1, 2025	$24,399	$—	$1,663	$1,107	$27,169
Actual return on plan assets	1,666	—	29	5	1,700
Employer contributions	—	—	24	123	147
Benefits paid	(1,376)	—	(562)	(94)	(2,032)
Plan participants’ contributions	—	—	16	—	16
Foreign currency translation loss	—	—	112	149	261
Fair value of plan assets – end of year	24,689	—	1,282	1,290	27,261
Funded status	$1,333	$(487)	$(154)	$(1,128)	$(436)

Amounts recognized on the consolidated balance sheet as of December 31, 2025:
Pension and post-retirement asset (liability)	$1,333	$(487)	$(154)	$(1,128)	$(436)
Accumulated other comprehensive (income) loss	(1,205)	(73)	273	23	(982)
Amounts in accumulated other comprehensive (income) loss consist of:
Net (gain) loss	$(1,205)	$(73)	$273	$23	$(982)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss	$(362)	$(7)	$200	$(4)	$(173)
Amortization of net gain	187	7	—	4	198
Amount recognized due to special event	—	—	(37)	—	(37)
Foreign currency translation loss	—	—	4	—	4
Effect of tax	45	—	(49)	—	(4)
Total recognized in other comprehensive (income) loss	$(130)	$—	$118	$—	$(12)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	$487	$1,436	$2,418	$4,341
Accumulated benefit obligation	N/A	$487	$1,349	$2,155	$3,991
Fair value of plan assets	N/A	$—	$1,282	$1,290	$2,572

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	2024
	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Change in benefit obligation:
Benefit obligation – January 1, 2024	$(27,138)	$(503)	$(1,559)	$(2,509)	$(31,709)
Service cost	—	—	(44)	(74)	(118)
Interest cost	(1,262)	(20)	(74)	(70)	(1,426)
Actuarial gain (loss)	1,610	16	(109)	274	1,791
Benefits paid	1,344	—	45	131	1,520
Plan participants’ contributions	—	—	(16)	—	(16)
Foreign currency translation loss	—	—	143	158	301
Effect of settlement	2,094	33	—	—	2,127
Benefit obligation – end of year	$(23,352)	$(474)	$(1,614)	$(2,090)	$(27,530)

Change in plan assets:
Fair value of plan assets – January 1, 2024	$27,365	$—	$1,633	$1,314	$30,312
Actual return on plan assets	472	—	539	39	1,050
Employer contributions	—	33	—	134	167
Benefits paid	(1,344)	—	(116)	(41)	(1,501)
Effect of settlement	(2,094)	(33)	—	—	(2,127)
Plan participants’ contributions	—	—	43	—	43
Foreign currency translation loss	—	—	(436)	(66)	(502)
Others	—	—	—	(273)	(273)
Fair value of plan assets – end of year	24,399	—	1,663	1,107	27,169
Funded status	$1,047	$(474)	$49	$(983)	$(361)

Amounts recognized on the consolidated balance sheet as of December 31, 2024:
Pension and post-retirement asset (liability)	$1,047	$(474)	$49	$(983)	$(361)
Accumulated other comprehensive (income) loss	(1,030)	(74)	96	(307)	$(1,315)
Amounts in accumulated other comprehensive (income) loss consist of:
Net (gain) loss	$(1,030)	$(74)	$96	$(307)	$(1,315)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Net (gain) loss	$(700)	$(16)	$13	$99	$(604)
Amortization of net loss (gain)	60	5	—	(21)	44
Amount recognized due to special event	44	5	—	—	49
Foreign currency translation gain	—	—	(4)	—	(4)
Total recognized in other comprehensive (income) loss	$(596)	$(6)	$9	$78	$(515)

Information for plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	N/A	$474	$1,614	$2,090	$4,178
Accumulated benefit obligation	N/A	$474	$1,482	$1,833	$3,789
Fair value of plan assets	N/A	$—	$1,663	$1,107	$2,770

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The components of net period benefit cost for the years ended December 31, 2025, 2024 and 2023 are as follows:

	December 31, 2025
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$65	$88	$153
Interest cost	—	1,236	20	90	64	1,410
Expected return on plan assets	—	(1,158)	—	(131)	—	(1,289)
Amortization of net gain	—	(187)	(7)	—	(4)	(198)
Effect of settlement	—	—	—	37	—	37
Net pension benefit (income) cost	$—	$(109)	$13	$61	$148	$113

	December 31, 2024
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$44	$74	118
Interest cost	—	1,262	20	74	70	1,426
Expected return on plan assets	—	(1,214)	—	(117)	—	(1,331)
Amortization of net (gain) loss	—	(60)	(5)	—	21	(44)
Effect of settlement	—	(44)	(5)	—	—	(49)
Net pension benefit (income) cost	$—	$(56)	$10	$1	$165	$120

	December 31, 2023
	Americold Retirement Income Plan (ARIP)	National Service-Related Pension Plan (NSRPP)	Other Post-Retirement Benefits (OPRB)	Superannuation	Austria Plans	Total
Components of net periodic benefit cost:	(In thousands)
Service cost	$—	$—	$—	$48	$102	150
Interest cost	1,603	1,322	21	64	84	3,094
Expected return on plan assets	(1,120)	(1,285)	—	(69)	—	(2,474)
Amortization of net loss (gain)	646	(77)	(2)	—	14	581
Effect of settlement	2,152	—	—	—	—	2,152
Net pension benefit cost (income)	$3,281	$(40)	$19	$43	$200	$3,503
The service cost component of defined benefit pension cost and postretirement benefit cost are presented in “Selling, general, and administrative”, the effect of settlement of the ARIP in 2023 is reflected in “Acquisition, cyber incident, and other, net”, and all other components of net period benefit cost are presented in “Other, net” on the Consolidated Statements of Operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recognizes all changes in the fair value of plan assets and net actuarial gains or losses at December 31 each year. Prior service costs and gains/losses are amortized based on a straight-line method over the average future service of members that are expected to receive benefits.
All actuarial gains/losses are exposed to amortization over an average future service period of 3.3 years for Other Post-Retirement Benefits, 5.0 years for Superannuation, and 4.0 years for Austria Plans as of December 31, 2025.
The weighted average assumptions used to determine benefit obligations and net period benefit costs for the years ended December 31, 2025, 2024 and 2023 are as follows:

	December 31, 2025
	ARIP	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	N/A	5.35%	4.40%	5.40%	3.81%
Rate of compensation increase	N/A	N/A	N/A	3.50%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	N/A	5.48%	4.95%	5.30%	3.12%
Expected return on plan assets	N/A	5.50%	N/A	7.50%	N/A
Rate of compensation increase	N/A	N/A	N/A	3.00%	N/A

	December 31, 2024
	ARIP	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	N/A	5.48%	4.95%	5.30%	3.12%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	N/A	4.82%	4.57%	5.25%	3.41%
Expected return on plan assets	N/A	5.50%	N/A	7.50%	N/A
Rate of compensation increase	N/A	N/A	N/A	3.00%	N/A

	December 31, 2023
	ARIP	NSRPP	OPRB	Superannuation	Austria Plans
Weighted-average assumptions used to determine obligations (balance sheet):
Discount rate	N/A	4.90%	4.57%	5.25%	3.41%
Rate of compensation increase	N/A	N/A	N/A	3.00%	3.00%
Weighted-average assumptions used to determine net periodic benefit cost (statement of operations):
Discount rate	N/A	5.11%	4.81%	5.40%	3.78%
Expected return on plan assets	N/A	5.50%	N/A	5.00%	N/A
Rate of compensation increase	N/A	N/A	N/A	2.50%	N/A

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The estimated net gain for the defined benefit plans in the U.S. that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2026 is less than $0.1 million. There are no estimated prior service costs associated with these plans to be amortized from accumulated other comprehensive income during 2026.
The estimated net loss for the Superannuation Plan or Austria Plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2026 are less than $0.1 million. The estimated prior service costs associated with these plans to be amortized from accumulated other comprehensive income during 2026 is nominal.
Plan Assets
The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments. The Company invests in both U.S. and non-U.S. equity securities, fixed-income securities, and real estate. The Austria Plans’ assets are held in an insurance annuity contract, which is determined based on the cash surrender value of the insurance contract, with an independent insurance company. The contract is classified within level 3 of the valuation hierarchy. As of December 31, 2025, approximately 94% of total plan assets are allocated to fixed-income securities. To develop the assumption for the long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the U.S. Plans’ and Superannuation Plan’s assets, adjusted for expected contributions, distributions, administrative expenses and the effect of periodic rebalancing, consistent with the Company’s investment strategies. For 2026, the Company expects to receive a long-term rate of return of 7.3% for the Superannuation Plan. All plans are invested to maximize the return on assets while minimizing risk by diversifying across a broad range of asset classes.
The fair values of the Company’s pension plan assets by category, are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
U.S. equities:
Large cap	$—	$—	$—	$—
Fixed-income securities:
Money markets	—	455	—	455
U.S. bonds(1)	24,234	—	—	24,234
Common/collective trusts	—	1,282	—	1,282
Other	—	—	1,290	1,290
Total assets	$24,234	$1,737	$1,290	$27,261

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
U.S. equities:
Large cap	$—	$1,800	$—	$1,800
Fixed-income securities:
Money markets	—	124	—	124
U.S. bonds(1)	22,052	—	—	22,052
Real estate(2)	—	423	—	423
Common/collective trusts	—	1,663	—	1,663
Other	—	—	1,107	1,107
Total assets	$22,052	$4,010	$1,107	$27,169
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
The Company expects to contribute an immaterial amount to certain plans during 2026 based on the expected funded status of the plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid for all plans as of December 31, 2025:

Years Ending December 31:	(In thousands)
2026	$2,478
2027	2,087
2028	1,956
2029	2,069
2030	2,344
Thereafter	12,962
Total	$23,896
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
Notes to Consolidated Financial Statements

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
The table below outlines the Company’s participation in multi-employer pension plans for the periods ended December 31, 2025, 2024 and 2023, and sets forth the contributions into each plan. The Company currently participates in certain of these plans in its Warehouse segment, and previously on behalf of a customer within its Third-Party Managed segment. Under the terms of the operating agreements, the contributions made to these funds were reimbursed to the Company by the customer as a pass-through cost within Third-party managed revenues. The approximate proportion of contributions to these plans on behalf of the customer is denoted below the table. The “EIN” column provides the Employer Identification Number (“EIN”). The most recent Pension Protection Act Zone Status available in 2025 relates to the plans’ most recent fiscal year-end. The zone status is based on information that we received from the plans’ administrators and is certified by each plan’s actuary. Among other factors, plans certified in the red zone are generally less than 65% funded, plans certified in the orange zone are (i) less than 80% funded and (ii) have an accumulated funding deficiency or are expected to have a deficiency in any of the next six plan years, plans certified in the yellow zone are less than 80% funded, and plans certified in the green zone are at least 80% funded. As of December 31, 2025, for the plans included in the table below with a Zone Status of Yellow, the fund has implemented a financial improvement plan (“FIP”), and for the plans with a Zone Status of Red, the fund has implemented a rehabilitation plan (“RP”).
The Company’s collective-bargained contributions satisfy the requirements of all implemented FIPs and RPs and do not currently require the payment of any surcharges. In addition, minimum contributions outside the agreed-upon contractual rate are not required. For the plans detailed in the following table, the expiration dates of the associated collective bargaining agreements range from 2025 through 2029. For all the plans detailed in the following table, the Company has not contributed more than 5% of the total plan contribution for 2025, 2024 and 2023.
The Company contributes to multi-employer plans that cover approximately 34% of union associates as of December 31, 2025. Projected minimum contributions required for the upcoming fiscal year are approximately $3.6 million. The table below presents the amounts charged to expense within the Consolidated Statements of Operations for the Company’s contributions to the multi-employer plans for the years ended December 31, 2025, 2024 and 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Pension Fund	EIN	Zone Status	Americold Contributions
			2025	2024	2023
			(In thousands)
Central Pension Fund of the International Union of Operating Engineers and Participating Employers(1)	36-6052390	Green	$78	$64	$7
Central States SE & SW Areas Health and Welfare Pension Plans(2)	36-6044243	Red	—	—	3
New England Teamsters & Trucking Industry Pension Plan(3)	04-6372430	Red	—	—	592
Alternative New England Teamsters & Trucking Industry Pension Plan	04-6372430	Red	183	230	288
I.U.O.E Stationary Engineers Local 39 Pension Fund(2)	94-6118939	Green	101	114	138
Western Conference of Teamsters Pension Fund(2)(3)	91-6145047	Green	2,882	2,813	2,866
Minneapolis Food Distributing Industry Pension Plan(2)	41-6047047	Green	128	154	175
WWEC Local 863 Pension Fund	26-3541447	Yellow	40	38	3,127
Total Contributions			$3,412	$3,413	$7,196
(1)The status information is for the plan’s year end at January 31, 2025 and 2024.
(2)The status information is for the plans’ year end at December 31, 2025 and 2024.
(3)The status information is for the plan’s year end at September 30, 2025 and 2024. The Company withdrew from the multi-employer plan on October 31, 2017. The related liability of $6.2 million as of December 31, 2025 is reflected in “Other liabilities” on the accompanying Consolidated Balance Sheets and will be repaid over the next 22 years.
Government-Sponsored Plans
The Company contributes to certain government-sponsored plans in Australia and Argentina. The amounts charged to expense recognized in Selling, general, and administrative expenses on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 were $10.0 million, $9.1 million and $8.3 million, respectively.
Defined Contribution Plans
The Company has defined contribution employee benefit plans, which cover all eligible associates. The plans also allow contributions by plan participants in accordance with Section 401(k) of the IRC. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plans. The aggregate cost of our contributions to the 401(k) plans charged to expense in Selling, general, and administrative expenses on the Consolidated Statements of Operations for each of the years ended December 31, 2025, 2024 and 2023 was $12.2 million, $11.8 million and $11.9 million, respectively.
Deferred Compensation
The Company has deferred compensation and supplemental retirement plan agreements with certain of its executives. The agreements provide for certain benefits at retirement or disability and also provide for survivor benefits in the event of death of the employee. The Company contribution amounts charged to expense relative to this plan were nominal for the years ended December 31, 2025, 2024 and 2023.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17. Commitments and Contingencies
Collective Bargaining Agreements
As of December 31, 2025, we employed approximately 12,690 people worldwide. As of December 31, 2025, approximately 23% of our associates were represented by various local labor unions and associations. During 2026, the Company expects to renegotiate 9 collective bargaining agreements, which make up approximately 3% of our associate population. The Company does not anticipate any workplace disruptions during this renegotiation process.
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
The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of December 31, 2025 and 2024 on the Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of December 31, 2025 and 2024.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of December 31, 2025 and 2024. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

18. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(27,279)	$(16,640)	$(6,050)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$898	$383	$2,682
Net gain (loss) arising during period	12	515	(2,299)
Net gain (loss) on pension and other postretirement benefit	12	515	(2,299)
Balance at end of period, net of tax	$910	$898	$383
Foreign currency:
Balance at beginning of period, net of tax	$(46,028)	$(31,587)	$(26,650)
Cumulative translation adjustment	100,489	(71,343)	26,956
Non-derivative net investment hedges(1)	(124,147)	67,312	(31,893)
Removal of hedge designation	—	(10,410)	—
Derivative net investment hedge(1)	(1,493)	—	—
Reclassification of derivative net investment hedge to earnings(1)	1,493	—	—
Reclassification of accumulated CTA on SuperFrio sale proceeds	(1,579)	—	—
Reclassification of CTA to earnings upon sale of partially owned entity	2,372	—	—
Net loss on foreign currency translation	(22,865)	(14,441)	(4,937)
Balance at end of period, net of tax	$(68,893)	$(46,028)	$(31,587)
Designated derivatives:
Balance at beginning of period, net of tax	$17,851	$14,564	$17,918
Cash flow hedge derivatives(1)	(14,234)	27,765	8,532
Net amount reclassified from AOCI to earnings(1)	1,176	(24,478)	(11,886)
Net (loss) gain on designated derivatives	(13,058)	3,287	(3,354)
Balance at end of period, net of tax	4,793	$17,851	$14,564
Closing balance - accumulated other comprehensive loss	$(63,190)	$(27,279)	$(16,640)
(1) Refer to Note 10 - Derivative Financial Instruments for details of our derivative and designated non-derivative financial instruments, including the classification on the Consolidated Statements of Operations for items reclassified from AOCI to Net loss.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

19. Geographic Concentrations
The following table provides long-lived and total assets by geography as of December 31, 2025 and 2024:

	Long-Lived Assets		Total Assets
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In thousands)
North America	$4,742,572	$4,560,688	$6,665,827	$6,408,763
Europe	636,092	580,737	856,392	811,717
Asia-Pacific	439,096	344,835	587,470	484,090
South America	6,149	25,611	11,909	31,384
Total	$5,823,909	$5,511,871	$8,121,598	$7,735,954

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
The accounting policies used in the preparation of our reportable segments financial information are the same as those used in the preparation of our Consolidated Financial Statements. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who uses segment contribution to evaluate segment performance and to allocate resources. The CODM considers budget-to-actual variances on a monthly, quarterly, and annual basis using the segment profit or loss measure when making decisions about allocating capital and personnel to the segments. The CODM also uses the segment profit or loss measure to assess the performance for each segment by comparing the results and return on specific assets of within each segment with one another and industry competitors.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to Loss from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Segment revenues:
Warehouse	$2,377,116	$2,416,743	$2,391,089
Transportation	188,230	209,129	239,670
Third-party managed	36,500	40,669	42,570
Total revenues	2,601,846	2,666,541	2,673,329

Significant Segment Expenses:
Warehouse:
Power	144,347	147,453	147,750
Other facilities costs	237,627	256,910	247,743
Labor	989,630	998,543	1,023,806
Other services costs	206,061	212,124	249,187
Total Warehouse Cost of Operations	1,577,665	1,615,030	1,668,486

Transportation services cost of operations	156,984	172,606	197,630
Third-party managed services cost of operations	27,811	32,178	36,641
Total segment expenses	$1,762,460	$1,819,814	$1,902,757

Segment contribution:
Warehouse	799,451	801,713	722,603
Transportation	31,246	36,523	42,040
Third-party managed	8,689	8,491	5,929
Total segment contribution	839,386	846,727	770,572

Depreciation and amortization expense	(367,362)	(360,817)	(353,743)
Selling, general, and administrative expense	(269,474)	(255,118)	(226,786)
Acquisition, cyber incident, and other, net	(103,893)	(77,169)	(64,087)
Impairment of indefinite and long-lived assets	(47,099)	(33,126)	(236,515)
Net (loss) gain from sale of real estate	(44,324)	3,514	2,254
Interest expense	(147,776)	(135,323)	(140,107)
Loss on debt extinguishment and termination of derivative instruments	—	(116,082)	(2,482)
Loss from investments in partially owned entities	(2,112)	(3,702)	(1,442)
Other, net	6,921	27,919	2,795
Impairment of related party loan receivable	—	—	(21,972)
Loss on put option	—	—	(56,576)
Loss from continuing operations before income taxes	$(135,733)	$(103,177)	$(328,089)

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
A reconciliation of the basic and diluted weighted-average common stock outstanding for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Weighted average common stock outstanding – basic	285,742	284,782	275,773
Dilutive effect of stock-based awards	—	—	—
Weighted average common stock outstanding – diluted	285,742	284,782	275,773
For the years ended December 31, 2025, 2024 and 2023, potential common stock under the treasury stock method and the if-converted method were antidilutive because the Company reported a Net loss for such periods. Consequently, the Company did not have any adjustments between Basic and Diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of Diluted loss per share:

	Years Ended December 31,
	2025	2024	2023
	(In thousands)
Employee stock options	25	54	83
Restricted stock units	831	488	406
Operating Partnership units	330	238	254
Total	1,186	780	743

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

22. Revenue from Contracts with Customers
Disaggregated Revenues
The following tables represent a disaggregation of revenues from contracts with customers for the years ended December 31, 2025, 2024 and 2023 by segment and geographic region:

	December 31, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$807,545	$77,915	$76,879	$8,208	$970,547
Warehouse services	1,073,633	107,944	158,916	5,136	1,345,629
Transportation	90,151	47,277	48,054	2,748	188,230
Third-party managed	10,649	—	25,851	—	36,500
Total revenues (1)	1,981,978	233,136	309,700	16,092	2,540,906
Lease revenues (2)	55,850	3,034	2,056	—	60,940
Total revenues	$2,037,828	$236,170	$311,756	$16,092	$2,601,846

	December 31, 2024
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$840,571	$73,719	$75,037	$8,380	$997,707
Warehouse services	1,104,680	102,731	144,118	5,706	1,357,235
Transportation	108,015	59,122	39,169	2,823	209,129
Third-party managed	16,138	—	24,531	—	40,669
Total revenues (1)	2,069,404	235,572	282,855	16,909	2,604,740
Lease revenues (2)	54,107	5,320	2,374	—	61,801
Total revenues	$2,123,511	$240,892	$285,229	$16,909	$2,666,541

	December 31, 2023
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$889,285	$81,176	$71,438	$7,758	$1,049,657
Warehouse services	1,046,910	100,966	136,496	4,975	1,289,347
Transportation	125,755	76,631	34,718	2,566	239,670
Third-party managed	19,837	—	22,733	—	42,570
Total revenues (1)	2,081,787	258,773	265,385	15,299	2,621,244
Lease revenues (2)	43,672	5,850	2,563	—	52,085
Total revenues	$2,125,459	$264,623	$267,948	$15,299	$2,673,329
(1)Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(2)Revenues are within the scope of ASC 842: Leases.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Performance Obligations
Substantially all of our revenues for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts are recognized over time as the customer benefits equally throughout the period until the contractual term expires. Typically, revenues are recognized over time using an input measure (e.g. passage of time). Revenues are recognized at a point in time upon delivery when the customer typically obtains control for most accessorial services, transportation services and reimbursed costs.
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
At December 31, 2025, the Company had $1.4 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 26% of these remaining performance obligations as revenues in 2026, and the remaining 74% to be recognized over a weighted average period of 12.4 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2025, were not materially impacted by any other factors.
Receivables balances related to contracts with customers accounted for under ASC 606 were $360.2 million and $381.0 million at December 31, 2025 and 2024, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $20.2 million and $22.0 million at December 31, 2025 and 2024, respectively. Substantially all revenues that were included in the contract liability balances at the beginning of 2025 and 2024 have been recognized as of December 31, 2025 and 2024, respectively, and represents revenues from the satisfaction of monthly storage and handling services with average inventory turns of approximately 30 days.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
US
401 Kentile, NJ	1	$—	$6,250	$21,644	$320	$6,254	$21,960	$28,214	$(3,242)	2014	2020
501 Kentile, NJ	1	—	6,440	46,094	1,854	7,585	46,803	54,388	(7,891)	1989	2020
601 Kentile, NJ	1	—	8,160	47,277	1,693	8,160	48,970	57,130	(7,421)	1999	2020
Albertville, AL	1	—	1,251	12,385	2,163	1,381	14,418	15,799	(8,180)	1993	2008
Allentown, PA	2	—	5,780	47,807	94,133	7,361	140,359	147,720	(33,990)	1976	2008
Amarillo, TX	1	—	871	4,473	2,021	960	6,405	7,365	(3,788)	1973	2008
Anaheim, CA	1	—	9,509	16,810	4,643	9,534	21,428	30,962	(13,767)	1965	2009
Appleton, WI	1	—	200	5,022	12,050	916	16,356	17,272	(7,978)	1989	2009
Atlanta - Empire, GA	1	—	1,610	11,866	(13,476)	—	—	—	—	1959	2020
Atlanta - Gateway, GA	2	—	3,271	35,226	48,805	5,129	82,173	87,302	(19,174)	1972, 2022, 2023	2008
Atlanta - Pleasantdale, GA	1	—	11,960	70,814	(78,487)	—	4,287	4,287	(2,403)	1963	2020
Atlanta - Skygate, GA	1	—	1,851	12,731	3,057	2,544	15,095	17,639	(7,191)	2001	2008
Atlanta - Southgate, GA	1	—	1,623	17,652	5,348	2,696	21,927	24,623	(10,862)	1996	2008
Atlanta - Tradewater, GA	1	—	—	36,966	17,190	8,491	45,665	54,156	(18,644)	2004	2008
Atlanta - Westgate, GA	1	—	2,270	24,659	2,595	3,419	26,105	29,524	(15,162)	1990	2008
Atlanta, GA - Corporate	—	—	—	365	45,427	—	45,792	45,792	(15,119)	1999/2014	2008
Augusta, GA	1	—	2,678	1,943	1,555	2,843	3,333	6,176	(2,427)	1971	2008
Babcock, WI	1	—	852	8,916	343	903	9,208	10,111	(4,357)	1999	2008
Baytown, TX	1	—	9,990	41,860	5	9,990	41,865	51,855	(1,106)	2022	2025
Belvidere-Imron, IL	1	—	2,000	11,989	8,604	3,207	19,386	22,593	(9,765)	1991	2009
Belvidere-Landmark, IL (Cross Dock)	1	—	1	2,117	527	5	2,640	2,645	(2,425)	1991	2009
Benson, NC	1	—	3,660	35,825	535	3,660	36,360	40,020	(8,630)	1997	2019
Benson Hodges, NC	1	—	—	1,198	1,660	10	2,848	2,858	(871)	1985	2020
Birmingham, AL	1	—	1,002	957	3,080	1,282	3,757	5,039	(1,944)	1963	2008
Brea, CA	1	—	4,645	5,891	1,253	4,776	7,013	11,789	(4,130)	1975	2009
Bridgewater, NJ	1	—	6,350	13,472	525	6,537	13,810	20,347	(2,509)	1979	2020
Brighton (Denver 2), CO	1	—	3,933	33,913	1,081	3,936	34,991	38,927	(4,459)	2021	2021
Brooklyn Park, MN	1	—	1,600	8,951	2,507	1,600	11,458	13,058	(6,667)	1986	2009
Burley, ID	2	—	—	16,136	6,058	219	21,975	22,194	(18,924)	1959	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Burlington, WA	3	—	694	6,108	4,730	1,143	10,389	11,532	(5,759)	1965	2008
Carson, CA	1	—	9,100	13,731	2,274	9,152	15,953	25,105	(7,828)	2002	2009
Cartersville, GA	1	—	1,500	8,505	3,305	1,751	11,559	13,310	(6,106)	1996	2009
Carthage Warehouse Dist, MO	1	—	61,445	33,880	10,266	63,111	42,480	105,591	(28,051)	1972	2008
Chambersburg, PA	1	—	1,368	15,868	1,024	1,389	16,871	18,260	(4,551)	1994	2019
Charlotte, NC	1	—	—	1,160	573	—	1,733	1,733	(609)	1988	2020
Chesapeake, VA	1	—	2,740	13,452	20,405	3,001	33,596	36,597	(7,296)	1991	2019
Chillicothe, MO	1	—	670	44,905	430	670	45,335	46,005	(9,830)	1999	2019
City of Industry, CA	2	—	—	1,455	2,887	257	4,085	4,342	(3,970)	1962	2009
Clearfield, UT	2	—	3,687	36,514	10,853	3,810	47,244	51,054	(20,415)	1973	2008
Columbia, SC	1	—	768	1,429	1,542	904	2,835	3,739	(1,835)	1971	2008
Columbus, OH	1	—	2,440	38,939	7,365	2,908	45,836	48,744	(8,871)	1996	2019
Connell, WA	1	—	497	8,728	1,464	570	10,119	10,689	(5,780)	1969	2008
Dallas (Catron), TX	1	—	1,468	14,385	14,448	3,380	26,921	30,301	(13,380)	1994	2009
Delhi, LA	1	—	539	12,228	715	587	12,895	13,482	(10,348)	2010	2010
Dominguez Hills, CA	1	—	11,149	10,894	3,975	11,162	14,856	26,018	(7,934)	1989	2009
Douglas, GA	1	—	400	2,080	4,979	486	6,973	7,459	(2,790)	1969	2009
Dunkirk, NY	1	—	1,465	27,379	1,965	1,465	29,344	30,809	(3,884)	2022	2022
Eagan, MN	1	—	6,050	49,441	825	6,094	50,222	56,316	(10,895)	1964	2019
East Dubuque, IL	1	—	722	13,764	1,719	768	15,437	16,205	(7,094)	1993	2008
Fairfield, OH	1	—	1,880	20,849	882	1,880	21,731	23,611	(5,260)	1993	2019
Fairmont, MN	1	—	1,650	13,738	135	1,682	13,841	15,523	(3,141)	1968	2019
Fairmont City, IL	1	—	2,430	9,087	1,310	2,451	10,376	12,827	(1,790)	1971	2021
Forest, MS	1	—	—	733	1,753	10	2,476	2,486	(741)	1990	2020
Fort Dodge, IA	1	—	1,022	7,162	1,412	1,226	8,370	9,596	(4,847)	1979	2008
Fort Smith, AR	2	—	308	2,231	3,019	342	5,216	5,558	(2,536)	1958	2008
Fort Smith (Hwy 45), AR CL	1	—	2,245	51,998	1,004	2,906	52,341	55,247	(11,510)	1987	2019
Fremont, NE	1	—	629	3,109	6,738	691	9,785	10,476	(6,480)	1968	2008
Fort Worth-Blue Mound, TX	1	—	1,700	5,055	1,903	1,717	6,941	8,658	(3,374)	1995	2009

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Ft. Worth, TX (Meacham)	1	—	5,610	24,686	5,572	6,233	29,635	35,868	(16,130)	2005	2008
Ft. Worth, TX (Railhead)	1	—	1,857	8,536	2,447	2,175	10,665	12,840	(5,561)	1998	2008
Fort Worth-Samuels, TX	2	—	1,985	13,447	7,108	2,884	19,656	22,540	(10,715)	1977	2009
Gadsden, AL	1	—	100	9,820	(93)	388	9,439	9,827	(5,784)	1991	2013
Gaffney, SC	1	—	1,000	3,263	789	1,237	3,815	5,052	(2,112)	1995	2008
Gainesville, GA	1	—	400	5,704	2,122	434	7,792	8,226	(4,269)	1989	2009
Gainesville Candler, GA	1	—	716	3,258	1,523	799	4,698	5,497	(1,734)	1995	2019
Garden City, KS	1	—	446	4,721	3,316	446	8,037	8,483	(3,780)	1980	2008
Geneva Lakes, WI	1	—	1,579	36,020	5,426	2,660	40,365	43,025	(19,437)	1991	2009
Gloucester - Rogers, MA	1	—	1,683	3,675	8,163	1,835	11,686	13,521	(4,522)	1967	2008
Gloucester - Rowe, MA	1	—	1,146	2,833	14,423	1,766	16,636	18,402	(7,574)	1955	2008
Gouldsboro, PA	1	—	4,224	29,473	4,106	5,400	32,403	37,803	(15,261)	2006	2009
Goldsboro Commerce, PA	1	—	—	594	1,486	98	1,982	2,080	(642)	1995	2020
Grand Island, NE	1	—	430	6,542	5,175	530	11,617	12,147	(3,265)	1995	2008
Grand Prairie, TX	1	—	—	22	1,327	—	1,349	1,349	(161)	1981	2020
Green Bay, WI	2	—	—	2,028	25,244	8,594	18,678	27,272	(5,179)	1935	2009
Hatfield, PA	2	—	5,002	28,286	10,987	5,874	38,401	44,275	(22,104)	1983	2009
Hattiesburg, MS	1	—	—	486	472	13	945	958	(295)	1995	2020
Henderson, NV	2	—	9,043	14,415	5,342	9,080	19,720	28,800	(8,387)	1988	2009
Hermiston, OR	1	—	1,322	7,107	805	1,419	7,815	9,234	(4,294)	1975	2008
Houston, TX	1	—	1,454	10,084	2,203	1,531	12,210	13,741	(5,837)	1990	2009
Indianapolis, IN	4	—	1,897	18,991	30,061	4,516	46,433	50,949	(21,707)	1975	2008
Jefferson, WI	2	—	1,553	19,805	2,986	1,887	22,457	24,344	(13,004)	1975	2009
Johnson, AR	1	—	6,159	24,802	1,594	6,384	26,171	32,555	(8,018)	1955	2019
Kansas City, MO	1	—	—	117,848	—	—	117,848	117,848	(478)	2025	2025
Lakeville, MN	1	—	4,000	47,790	579	4,013	48,356	52,369	(10,925)	1970	2019
Lancaster, PA	1	—	2,203	15,670	1,651	2,371	17,153	19,524	(8,280)	1993	2009
LaPorte, TX	1	—	2,945	19,263	5,656	3,502	24,362	27,864	(12,213)	1990	2009
Le Mars, IA	1	—	1,000	12,596	1,618	1,100	14,114	15,214	(3,575)	1991	2019

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Lebanon, TN	1	—	—	883	935	—	1,818	1,818	(391)	1991	2020
Leesport, PA	1	—	1,206	14,112	13,222	1,867	26,673	28,540	(12,431)	1993	2008
Logan Township, NJ	1	—	5,040	26,749	3,484	5,095	30,178	35,273	(5,884)	2009, 2015	2021
Lowell, AR	1	—	2,610	31,984	485	2,912	32,167	35,079	(8,295)	1992	2019
Lula, GA	1	—	3,864	35,382	1,659	4,074	36,831	40,905	(9,853)	1996	2019
Lumberton, NC	1	—	—	981	1,834	10	2,805	2,815	(721)	1982	2020
Lynden, WA	5	—	1,420	8,590	3,454	1,615	11,849	13,464	(6,123)	1946	2009
Manchester, PA	1	—	3,838	36,621	4,200	5,082	39,577	44,659	(20,787)	1994	2008
Mansfield, TX	1	—	5,670	33,222	286	5,670	33,508	39,178	(6,403)	2018	2020
Marshall, MO	1	—	741	10,304	1,676	1,116	11,605	12,721	(6,039)	1985	2008
Massillon 17th, OH	2	—	175	15,322	1,687	640	16,544	17,184	(8,348)	2000	2008
Massillon Erie, OH	1	—	—	1,988	1,453	—	3,441	3,441	(2,882)	1984	2008
Middleboro, MA	1	—	404	15,031	198	441	15,192	15,633	(2,843)	2018	2018
Milwaukie, OR	2	—	2,473	8,112	2,770	2,552	10,803	13,355	(7,236)	1958	2008
Mobile, AL	1	—	10	3,203	1,904	24	5,093	5,117	(2,567)	1976	2009
Modesto, CA	6	—	2,428	19,594	7,944	3,146	26,820	29,966	(15,716)	1945	2009
Monmouth, IL	1	—	2,660	48,348	637	2,702	48,943	51,645	(9,246)	2014	2019
Montgomery, AL	1	—	850	7,746	1,731	1,437	8,890	10,327	(5,127)	1989	2013
Moses Lake, WA	1	—	575	11,046	4,370	1,321	14,670	15,991	(7,922)	1967	2008
Mountville, PA	1	—	—	69,409	6,626	—	76,035	76,035	(8,220)	2023	2023
Mullica Hill, NJ	1	—	6,030	27,266	302	6,081	27,517	33,598	(6,113)	1974	2020
Murfreesboro, TN	1	—	1,094	10,936	5,977	1,461	16,546	18,007	(9,400)	1982	2008
Nampa, ID	4	—	1,588	11,864	6,281	1,834	17,899	19,733	(10,056)	1946	2008
Napoleon, OH	1	—	2,340	57,677	549	2,350	58,216	60,566	(12,933)	1974	2019
New Ulm, MN	7	—	725	10,405	3,619	833	13,916	14,749	(6,784)	1984	2009
Newark, NJ	1	—	30,390	53,163	9,198	30,390	62,361	92,751	(9,417)	2012, 2015	2021
Newport, MN	1	—	3,383	19,877	1,479	3,744	20,995	24,739	(6,364)	1964	2020
North Little Rock, AR	1	—	1,680	12,841	11,174	1,876	23,819	25,695	(6,483)	1996	2019
Oklahoma City, OK	1	—	742	2,411	2,997	888	5,262	6,150	(2,638)	1968	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Ontario, CA	3	—	14,673	3,632	30,902	14,777	34,430	49,207	(20,713)	1987(1)/1984(2)/1983(3)	2008
Ontario, OR	4	—	—	13,791	10,354	1,329	22,816	24,145	(19,243)	1962	2008
Oxford	1	—	1,820	10,083	706	1,828	10,781	12,609	(2,233)	1990	2020
Pasco, WA	1	—	557	15,809	852	638	16,580	17,218	(7,957)	1984	2008
Pedricktown, NJ	1	—	4,670	35,584	2,233	4,757	37,730	42,487	(7,553)	2008	2020
Pendergrass, GA	1	—	500	12,810	5,189	920	17,579	18,499	(10,314)	1993	2009
Perryville, MD	1	—	1,626	19,083	5,833	5,873	20,669	26,542	(4,678)	2007	2019
Phoenix2, AZ	1	—	3,182	11,312	445	3,226	11,713	14,939	(4,595)	2014	2014
Piedmont, SC	1	—	500	9,883	3,114	885	12,612	13,497	(7,026)	1981	2009
Piscataway 5 Access, NJ	1	—	—	3,952	—	—	3,952	3,952	(1,613)	2018	2020
Plover, WI	1	—	1,390	18,298	7,710	2,654	24,744	27,398	(14,273)	1981	2008
Portland, ME	1	—	305	2,402	1,458	385	3,780	4,165	(1,914)	1952	2008
Rochelle, IL (Americold Drive)	1	—	1,860	18,178	50,173	4,601	65,610	70,211	(21,428)	1995	2008
Rochelle, IL (Caron)	1	—	2,071	36,658	2,082	2,356	38,455	40,811	(20,249)	2004	2008
Rockmart	1	—	3,520	33,336	4,444	4,697	36,603	41,300	(7,569)	1991	2020
Russellville, AR - Valley	1	—	708	15,832	4,050	759	19,831	20,590	(9,748)	1995	2008
Russellville, AR - Cloverleaf (Rt. 324)	1	—	2,467	29,179	398	2,622	29,422	32,044	(7,267)	1993	2019
Russellville, AR - Elmira	1	—	1,369	50,749	4,308	1,561	54,865	56,426	(14,498)	1986, 2022, 2023	2008
Salem, OR	4	—	3,055	21,096	6,718	3,305	27,564	30,869	(16,345)	1963	2008
Salinas, CA	5	—	7,244	7,181	15,853	8,218	22,060	30,278	(11,898)	1958	2009
Salt Lake City, UT	1	—	—	22,481	15,116	485	37,112	37,597	(15,572)	1998	2010
San Antonio - HEB, TX	1	—	2,014	22,902	752	2,014	23,654	25,668	(10,459)	1982	2017
San Antonio, TX	3	—	1,894	11,101	4,796	2,329	15,462	17,791	(11,775)	1913	2009
Sanford, NC	1	—	3,110	34,104	1,575	3,291	35,498	38,789	(8,230)	1996	2019
Savannah, GA	1	—	20,715	10,456	5,343	22,866	13,648	36,514	(4,445)	2015	2019
Savannah 2, GA	1	—	3,002	37,571	3,290	3,174	40,689	43,863	(8,855)	2020	2020
Seabrook, NJ	1	—	3,370	19,958	1,555	3,015	21,868	24,883	(4,582)	2002, 2004, 2018	2021

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Sebree, KY	1	—	638	7,895	2,246	802	9,977	10,779	(4,514)	1998	2008
Sikeston, MO	1	—	258	11,936	3,470	2,350	13,314	15,664	(7,672)	1998	2009
Sioux City, IA-2640 Murray St	1	—	5,950	28,391	2,148	6,057	30,432	36,489	(8,022)	1990	2019
Sioux City, IA-2900 Murray St	1	—	3,070	56,336	1,888	3,070	58,224	61,294	(14,480)	1995	2019
Sioux Falls, SD	1	—	856	4,780	5,175	1,084	9,727	10,811	(6,296)	1972	2008
South Plainfield, NJ	1	—	5,360	20,874	3,039	6,578	22,695	29,273	(4,177)	1970 -1974	2020
Springdale, AR	1	—	844	10,754	2,420	931	13,087	14,018	(7,513)	1982	2008
St. Paul, MN	2	—	1,800	12,129	3,764	2,205	15,488	17,693	(7,836)	1970	2009
Strasburg, VA	1	—	1,551	15,038	2,871	2,001	17,459	19,460	(8,547)	1999	2008
Summerville	1	—	—	5,024	(5,022)	—	2	2	—	1999	2020
Sumter, SC	1	—	530	8,738	141	560	8,849	9,409	(3,048)	1979	2019
Syracuse, NY	2	—	2,177	20,056	7,750	2,420	27,563	29,983	(14,309)	1960	2008
Tacoma, WA	1	—	—	21,216	3,443	31	24,628	24,659	(11,688)	2010	2010
Tampa - Bartow, FL	1	—	—	2,451	915	89	3,277	3,366	(2,849)	1962	2008
Tampa Maple, FL	1	—	3,233	15,940	93	3,242	16,024	19,266	(3,156)	2017	2020
Tampa Plant City, FL	2	—	1,333	11,836	2,154	1,399	13,924	15,323	(6,948)	1987	2009
Tarboro, NC	1	—	1,078	9,586	1,584	1,225	11,023	12,248	(5,541)	1988	2008
Taunton, MA	1	—	1,477	14,159	2,147	1,769	16,014	17,783	(7,587)	1999	2009
Texarkana, AR	1	—	842	11,169	2,017	921	13,107	14,028	(6,588)	1992	2008
Tomah, WI	1	—	886	10,715	973	1,038	11,536	12,574	(6,319)	1989	2008
Turlock, CA (#1)	2	—	944	4,056	1,307	967	5,340	6,307	(2,837)	1995	2008
Turlock, CA (#2)	1	—	3,091	7,004	4,259	3,205	11,149	14,354	(5,572)	1985	2008
Vernon 2, CA	1	—	8,100	13,490	6,485	8,112	19,963	28,075	(12,185)	1965	2009
Victorville, CA	1	—	2,810	22,811	4,524	2,826	27,319	30,145	(12,347)	2004	2008
Vineland, NJ	1	—	9,580	68,734	10,625	9,580	79,359	88,939	(12,685)	1998, 2000, 2015, 2016, 2017	2020
Vineland, NJ (North Mill)	3	—	4,386	13,019	766	4,777	13,394	18,171	(924)	1975,1992,1996,2021	2023
Walla Walla, WA	2	—	215	4,693	811	159	5,560	5,719	(3,866)	1960	2008
Wallula, WA	1	—	690	2,645	968	788	3,515	4,303	(1,885)	1982	2008

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Watsonville, CA	1	—	—	8,138	2,367	21	10,484	10,505	(8,857)	1984	2008
West Memphis, AR	1	—	1,460	12,300	4,090	2,802	15,048	17,850	(8,790)	1985	2008
Wichita, KS	1	—	1,297	4,717	2,455	1,432	7,037	8,469	(4,236)	1972	2008
Woodburn, OR	1	—	1,552	9,860	5,373	1,632	15,153	16,785	(7,268)	1952	2008
York-Willow Springs, PA	1	—	1,300	7,351	1,144	1,416	8,379	9,795	(4,626)	1987	2009
Zumbrota, MN	3	—	800	10,360	2,712	1,121	12,751	13,872	(6,290)	1996	2009
Canada
Brampton	1	—	27,522	53,379	(2,305)	26,491	52,105	78,596	(11,751)	2004	2020
Calgary	1	—	5,240	36,392	7,728	5,945	43,415	49,360	(9,580)	2009	2020
Halifax Dartmouth	1	—	2,052	14,904	(506)	1,984	14,466	16,450	(2,680)	2013	2020
London	1	—	1,431	11,340	404	1,321	11,854	13,175	(1,753)	1982	2021
Mississauga Surveyor	1	—	—	245	1,540	—	1,785	1,785	(400)	1972, 1992	2021
Australia
Arndell Park	2	—	13,489	29,428	1,993	11,722	33,188	44,910	(16,205)	1989/1994	2009
Brisbane - Hemmant	1	—	9,738	10,072	(543)	8,028	11,239	19,267	(1,939)	1996	2020
Brisbane - Lytton	1	—	19,575	28,920	(2,740)	16,933	28,822	45,755	(4,665)	1966	2021
Burton	—	—	—	1,160	—	—	1,160	1,160	(164)	—	—
Laverton	2	—	13,689	28,252	9,777	11,405	40,313	51,718	(17,531)	1997/1998	2009
Murarrie	3	—	10,891	18,975	(773)	9,135	19,958	29,093	(9,626)	1972/2003	2009
Prospect/ASC Corporate	2	—	—	1,187	53,364	8,234	46,317	54,551	(8,130)	1985	2009
Spearwood	1	—	7,194	10,990	13,193	6,016	25,361	31,377	(7,375)	1978	2009
Wivenhoe - Tasmania	1	—	994	8,218	1,543	807	9,948	10,755	(1,153)	1998/2013	2022
Ormeau	1	—	3,379	14,551	1,972	3,551	16,351	19,902	(1,301)	2003	2023
New Zealand
Dalgety	1	—	6,047	5,531	29,101	5,379	35,300	40,679	(11,214)	1988	2009
Diversey	1	—	2,357	5,966	1,332	2,097	7,558	9,655	(3,042)	1988	2009
Halwyn Dr	1	—	5,227	3,399	23,309	4,649	27,286	31,935	(2,220)	1992	2009
Mako Mako	1	—	1,332	3,810	475	1,245	4,372	5,617	(1,885)	2000	2009
Paisley	2	—	8,495	5,295	(5,318)	4,906	3,566	8,472	(1,086)	1984	2009
Smarts Rd	1	—	2,442	5,750	258	2,239	6,211	8,450	(1,455)	1984	2022

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Argentina
Mercado Central - Buenos Aires, ARG	1	—	—	4,984	75	—	5,059	5,059	(5,107)	1996/1999	2009
Pilar - Buenos Aires, ARG	1	—	706	2,586	(309)	633	2,350	2,983	(2,579)	2000	2009
Netherlands
Barneveld	2	—	15,410	27,472	60	14,842	28,100	42,942	(4,280)	1986, 1995	2020
Urk	2	—	7,100	31,014	(838)	6,788	30,488	37,276	(5,539)	1994, 2001	2020
Maasvlakte - Rotterdam	1	—	540	15,746	1,335	831	16,790	17,621	(4,205)	2016	2020
Westland - Rotterdam	1	—	20,911	26,635	(22,942)	16,087	8,517	24,604	—	1976, 1974, 2007, 2016	2020
Austria
Vienna	1	—	280	26,515	(397)	269	26,129	26,398	(4,433)	1979	2020
Ireland
Castleblayney	2	—	6,170	22,244	1,484	5,961	23,937	29,898	(3,922)	1976, 1994	2020
Dublin	1	—	6,163	29,179	15,925	9,333	41,934	51,267	(5,499)	2018, 2022	2020
Portugal
Lisbon	2	—	13,794	46,877	5,175	13,312	52,534	65,846	(9,652)	1993	2020
Sines	1	—	130	2,311	(71)	—	2,370	2,370	(324)	2016	2020
Spain
Algeciras	1	—	101	11,948	1,374	116	13,307	13,423	(2,630)	1978	2020
Barcelona	2	—	16,340	35,247	11,480	15,719	47,348	63,067	(8,767)	1989, 2008, 2022	2020
Valencia	1	—	170	10,932	943	163	11,882	12,045	(1,936)	2005	2020
Poland
Gdynia	2	—	10,329	4,167	3,838	12,528	5,806	18,334	(1,010)	2015, 2022, 2023	2020
Great Britain
Spalding - Bowman	1	—	5,916	32,815	(6,115)	4,456	28,160	32,616	(3,768)	2011, 2017	2020
Whitchurch	1	—	7,750	74,185	13,301	9,025	86,211	95,236	(16,630)	2014	2020
Northern Ireland
Lurgan	2	—	3,390	7,992	1,386	2,040	10,728	12,768	(2,326)	1985, 1986	2020
Total		—	766,037	3,886,833	985,047	818,606	4,819,311	5,637,917	(1,594,648)

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Land, buildings, and improvements in the assets under construction balance as of December 31, 2025.

US
401 Kentile, NJ		—	—	—	—	—	246	246
501 Kentile, NJ		—	—	—	—	—	240	240
601 Kentile, NJ		—	—	—	—	—	388	388
Albertville, AL		—	—	—	—	—	97	97
Allentown, PA		—	—	—	—	—	4,954	4,954
Amarillo, TX		—	—	—	—	—	89	89
Anaheim, CA		—	—	—	—	—	35	35
Appleton, WI		—	—	—	—	—	110	110
Atlanta - Gateway, GA		—	—	—	—	—	6,617	6,617
Atlanta - Skygate, GA		—	—	—	—	—	(14)	(14)
Atlanta - Southgate, GA		—	—	—	—	—	541	541
Atlanta - Tradewater, GA		—	—	—	—	—	6,166	6,166
Atlanta - Westgate, GA		—	—	—	—	—	406	406
Atlanta, GA - Corporate		—	—	—	—	—	7,730	7,730
Augusta, GA		—	—	—	—	—	1,305	1,305
Babcock, WI		—	—	—	—	—	159	159
Baytown, TX		—	—	—	—	—	7,353	7,353
Belvidere-Imron, IL		—	—	—	—	—	638	638
Belvidere-Landmark, IL (Cross Dock)		—	—	—	—	—	64	64
Benson, NC		—	—	—	—	—	799	799
Benson Hodges, NC		—	—	—	—	—	36	36
Birmingham, AL		—	—	—	—	—	42	42
Brea, CA		—	—	—	—	—	4,723	4,723
Bridgewater, NJ		—	—	—	—	—	38	38
Fort Worth-Blue Mound, TX		—	—	—	—	—	78,440	78,440
Brighton (Denver 2), CO		—	—	—	—	—	3,597	3,597
Brooklyn Park, MN		—	—	—	—	—	982	982
Burley, ID		—	—	—	—	—	596	596
Burlington, WA		—	—	—	—	—	3,467	3,467

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Carson, CA		—	—	—	—	—	2,255	2,255
Cartersville, GA		—	—	—	—	—	(9)	(9)
Carthage Warehouse Dist, MO		—	—	—	—	—	1,138	1,138
Chambersburg, PA		—	—	—	—	—	1,149	1,149
Charlotte, NC		—	—	—	—	—	178	178
Chesapeake, VA		—	—	—	—	—	201	201
Chillicothe, MO		—	—	—	—	—	194	194
Clearfield, UT		—	—	—	—	—	708	708
Columbia, SC		—	—	—	—	—	(74)	(74)
Columbus, OH		—	—	—	—	—	305	305
Connell, WA		—	—	—	—	—	2,832	2,832
Dallas (Catron), TX		—	—	—	—	—	334	334
Delhi, LA		—	—	—	—	—	85	85
Dominguez Hills, CA		—	—	—	—	—	3,680	3,680
Douglas, GA		—	—	—	—	—	462	462
Dunkirk, NY		—	—	—	—	—	424	424
Eagan, MN		—	—	—	—	—	402	402
East Dubuque, IL		—	—	—	—	—	85	85
Fairfield, OH		—	—	—	—	—	1,020	1,020
Fairmont, MN		—	—	—	—	—	84	84
Fairmont City, IL		—	—	—	—	—	996	996
Forest, MS		—	—	—	—	—	209	209
Fort Dodge, IA		—	—	—	—	—	487	487
Fort Smith, AR		—	—	—	—	—	3,536	3,536
Fort Smith (Hwy 45), AR CL		—	—	—	—	—	4,213	4,213
Fort Worth-Samuels, TX		—	—	—	—	—	959	959
Fremont, NE		—	—	—	—	—	6	6
Ft. Worth, TX (Meacham)		—	—	—	—	—	632	632
Ft. Worth, TX (Railhead)		—	—	—	—	—	66	66
Gadsden, AL		—	—	—	—	—	208	208
Gaffney, SC		—	—	—	—	—	43	43
Gainesville, GA		—	—	—	—	—	3,210	3,210
Gainesville Candler, GA		—	—	—	—	—	344	344

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Garden City, KS		—	—	—	—	—	49	49
Geneva Lakes, WI		—	—	—	—	—	1,560	1,560
Gloucester - Rogers, MA		—	—	—	—	—	572	572
Gloucester - Rowe, MA		—	—	—	—	—	1,036	1,036
Goldsboro Commerce, PA		—	—	—	—	—	492	492
Gouldsboro, PA		—	—	—	—	—	2,110	2,110
Grand Island, NE		—	—	—	—	—	1,611	1,611
Grand Prairie, TX		—	—	—	—	—	509	509
Green Bay, WI		—	—	—	—	—	1,903	1,903
Hatfield, PA		—	—	—	—	—	850	850
Henderson, NV		—	—	—	—	—	1,444	1,444
Hermiston, OR		—	—	—	—	—	(58)	(58)
Houston, TX		—	—	—	—	—	91	91
Indianapolis, IN		—	—	—	—	—	11,134	11,134
Industry, CA		—	—	—	—	—	69	69
Jefferson, WI		—	—	—	—	—	2,235	2,235
Johnson, AR		—	—	—	—	—	915	915
Kansas City, MO		—	—	—	—	—	628	628
Lakeville, MN		—	—	—	—	—	626	626
Lancaster, PA		—	—	—	—	—	133	133
LaPorte, TX		—	—	—	—	—	7,658	7,658
Le Mars, IA		—	—	—	—	—	50	50
Lebanon, TN		—	—	—	—	—	292	292
Leesport, PA		—	—	—	—	—	601	601
Logan Township, NJ		—	—	—	—	—	709	709
Lowell, AR		—	—	—	—	—	325	325
Lula, GA		—	—	—	—	—	755	755
Lumberton, NC		—	—	—	—	—	1,113	1,113
Lynden, WA		—	—	—	—	—	611	611
Manchester, PA		—	—	—	—	—	1,712	1,712
Mansfield, TX		—	—	—	—	—	149	149
Marshall, MO		—	—	—	—	—	411	411
Massillon 17th, OH		—	—	—	—	—	47	47

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Massillon Erie, OH		—	—	—	—	—	(35)	(35)
Middleboro, MA		—	—	—	—	—	350	350
Milwaukie, OR		—	—	—	—	—	272	272
Mobile, AL		—	—	—	—	—	477	477
Modesto, CA		—	—	—	—	—	3,432	3,432
Monmouth, IL		—	—	—	—	—	2	2
Montgomery, AL		—	—	—	—	—	457	457
Moses Lake, WA		—	—	—	—	—	691	691
Mountville, PA		—	—	—	—	—	120,376	120,376
Mullica Hill. NJ		—	—	—	—	—	277	277
Murfreesboro, TN		—	—	—	—	—	3,971	3,971
Nampa, ID		—	—	—	—	—	2,182	2,182
Napoleon, OH		—	—	—	—	—	524	524
New Ulm, MN		—	—	—	—	—	1,860	1,860
Newark, NJ		—	—	—	—	—	161	161
Newport, MN		—	—	—	—	—	428	428
North Little Rock, AR		—	—	—	—	—	25	25
Oklahoma City, OK		—	—	—	—	—	127	127
Ontario, OR		—	—	—	—	—	554	554
Ontario, CA		—	—	—	—	—	1,066	1,066
Oxford		—	—	—	—	—	1,148	1,148
Pasco, WA		—	—	—	—	—	101	101
Pedricktown, NJ		—	—	—	—	—	1,013	1,013
Pendergrass, GA		—	—	—	—	—	269	269
Perryville, MD		—	—	—	—	—	62	62
Phoenix2, AZ		—	—	—	—	—	8	8
Piedmont, SC		—	—	—	—	—	447	447
Piscataway 120, NJ		—	—	—	—	—	20	20
Plainville, CT		—	—	—	—	—	217,443	217,443
Plover, WI		—	—	—	—	—	261	261
Portland, ME		—	—	—	—	—	378	378
Rochelle, IL (Americold Drive)		—	—	—	—	—	15,401	15,401
Rochelle, IL (Caron)		—	—	—	—	—	278	278

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Rockmart		—	—	—	—	—	84	84
Russellville, AR - Elmira		—	—	—	—	—	4,604	4,604
Salem, OR		—	—	—	—	—	5,250	5,250
Salinas, CA		—	—	—	—	—	406	406
San Antonio, TX		—	—	—	—	—	800	800
Sanford, NC		—	—	—	—	—	423	423
Savannah, GA		—	—	—	—	—	42	42
Savannah 2, GA		—	—	—	—	—	251	251
Savannah Pooler, GA		—	—	—	—	—	422	422
Seabrook, NJ		—	—	—	—	—	153	153
Sebree, KY		—	—	—	—	—	286	286
Sikeston, MO		—	—	—	—	—	1,002	1,002
Sioux City, IA-2640 Murray St		—	—	—	—	—	1,096	1,096
Sioux City, IA-2900 Murray St		—	—	—	—	—	636	636
Sioux Falls, SD		—	—	—	—	—	259	259
South Plainfield, NJ		—	—	—	—	—	80	80
Springdale, AR		—	—	—	—	—	950	950
St. Paul, MN		—	—	—	—	—	1,739	1,739
Strasburg, VA		—	—	—	—	—	160	160
Suffield, CT		—	—	—	—	—	3,170	3,170
Summerville		—	—	—	—	—	31	31
Syracuse, NY		—	—	—	—	—	3,513	3,513
Tacoma, WA		—	—	—	—	—	562	562
Tampa Bartow, FL		—	—	—	—	—	127	127
Tampa Maple, FL		—	—	—	—	—	708	708
Tampa Plant City, FL		—	—	—	—	—	641	641
Tarboro, NC		—	—	—	—	—	161	161
Taunton, MA		—	—	—	—	—	4,424	4,424
Texarkana, AR		—	—	—	—	—	125	125
Tomah, WI		—	—	—	—	—	226	226
Turlock, CA (#1)		—	—	—	—	—	76	76
Turlock, CA (#2)		—	—	—	—	—	1,988	1,988
Vernon 2, CA		—	—	—	—	—	884	884

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Victorville, CA		—	—	—	—	—	(56)	(56)
Vineland, NJ		—	—	—	—	—	1,015	1,015
Vineland, NJ (North Mill)		—	—	—	—	—	11,716	11,716
Walla Walla, WA		—	—	—	—	—	1,192	1,192
Wallula, WA		—	—	—	—	—	736	736
Watsonville, CA		—	—	—	—	—	241	241
West Memphis, AR		—	—	—	—	—	223	223
Wichita, KS		—	—	—	—	—	126	126
Woodburn, OR		—	—	—	—	—	569	569
York-Willow Springs, PA		—	—	—	—	—	974	974
Zumbrota, MN		—	—	—	—	—	913	913
Canada
Calgary		—	—	—	—	—	25	25
Brampton		—	—	—	—	—	268	268
Halifax - Dartmouth		—	—	—	—	—	15	15
London		—	—	—	—	—	210	210
Mississauga Surveyor		—	—	—	—	—	314	314
Port St. John		—	—	—	—	—	49,464	49,464
Australia
Arndell Park		—	—	—	—	—	161	161
Brisbane - Hemmant		—	—	—	—	—	1,332	1,332
Laverton		—	—	—	—	—	230	230
Murarrie		—	—	—	—	—	353	353
Prospect/ASC Corporate		—	—	—	—	—	1,424	1,424
Spearwood		—	—	—	—	—	128	128
Wivenhoe - Tasmania		—	—	—	—	—	447	447
Ormeau		—	—	—	—	—	616	616
New Zealand
Dalgety		—	—	—	—	—	3	3
Diversey		—	—	—	—	—	546	546
Halwyn Dr		—	—	—	—	—	651	651
Mako Mako		—	—	—	—	—	185	185
Paisley		—	—	—	—	—	1,514	1,514

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

			Initial Costs			Gross amount at which carried as of December 31, 2025
Property	Buildings	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition (3)	Land	Buildings and Improvements (2)	Total (4) (6) (7)	Accumulated Depreciation (1) (5) (6) (7)	Date of Construction	Date of Acquisition
Smarts Rd		—	—	—	—	—	502	502
Europe
Barneveld, Netherlands		—	—	—	—	—	685	685
Urk, Netherlands		—	—	—	—	—	8,171	8,171
Monaghan, Ireland		—	—	—	—	—	57	57
Castleblayney, Ireland		—	—	—	—	—	171	171
Lisbon, Portugal		—	—	—	—	—	2,553	2,553
Valencia, Spain		—	—	—	—	—	71	71
Barcelona, Spain		—	—	—	—	—	637	637
Witchurch, UK		—	—	—	—	—	1,384	1,384
Gdansk, Poland		—	—	—	—	—	1,260	1,260

Total in assets under construction		—	—	—	—	—	702,879	702,879	—

Total assets		$—	$766,037	$3,886,833	$985,047	$818,606	$5,522,190	$6,340,796	$(1,594,648)

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)
Schedule III – Footnotes

(1)Reconciliation of total accumulated depreciation to consolidated balance sheet caption as of December 31, 2025:
Total per Schedule III	$(1,594,648)
Accumulated depreciation on investments in non-real estate assets	(1,046,593)
Total accumulated depreciation per consolidated balance sheet (property, buildings and equipment)	$(2,641,241)

(2)Reconciliation of total Buildings and improvements to consolidated balance sheet as of December 31, 2025:
Building and improvements per consolidated balance sheet	$4,798,286
Building and improvements financing leases	21,025
Assets under construction per consolidated balance sheet	756,798
Less: personal property assets under construction	(53,919)
Total per Schedule III	$5,522,190

(3)Amount includes the cumulative impact of foreign currency translation and the effect of any asset disposals, and impairments.

(4)The aggregate cost for Federal tax purposes at December 31, 2025 of our real estate assets was approximately $5.1 billion.

(5)The life on which depreciation is computed ranges from 5 to 43 years.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

(6)The following table summarizes the Company’s real estate activity and accumulated depreciation for the years ended December 31:

	2025	2024	2023
Real Estate Facilities, at Cost:	(In thousands)
Beginning Balance	$6,636,191	$6,559,755	$6,261,663
Capital expenditures to Maintain Real Estate Facilities	270,717	183,986	231,984
Acquisitions	61,970	—	44,911
Capital expenditures for Expansion and Development	388,516	—	—
Disposition	(193,325)	(9,399)	(6,829)
Impairment	(41,047)	(20,985)	—
Conversion of leased assets to owned	—	—	301
Impact of foreign exchange rate changes	102,104	(77,166)	27,725
Ending Balance	7,225,126	6,636,191	6,559,755

Accumulated Depreciation:
Beginning Balance	(1,882,671)	(1,693,983)	(1,470,179)
Depreciation expense	(231,253)	(211,061)	(215,731)
Dispositions	40,814	5,621	1,037
Impact of foreign exchange rate changes	(17,870)	16,752	(9,110)
Ending Balance	(2,090,980)	(1,882,671)	(1,693,983)

Total Real Estate Facilities, Net at December 31	$5,134,146	$4,753,520	$4,865,772
The total real estate facilities amounts in the table above include $54.0 million, $108.0 million and $147.0 million of assets under sale-leaseback agreements accounted for as a financing as of December 31, 2025, 2024 and 2023, respectively. The Company does not hold title in these assets under sale-leaseback agreements. As of December 31, 2025 the Company has three facilities classified as held for sale within Property, buildings, and equipment – net.

Americold Realty Trust, Inc. and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands of U.S. dollars, as applicable and unless noted)

(7)Reconciliation of the Company’s real estate activity and accumulated depreciation for the year ended December 31, 2025 to Schedule III:
Total real estate facilities gross amount per Schedule III	$6,340,796
Plus: Refrigeration equipment	884,330
Real estate facilities, at cost - ending balance	$7,225,126

Accumulated depreciation per Schedule III	$1,594,648
Plus: Refrigeration equipment	496,332
Accumulated depreciation - ending balance	$2,090,980

ITEM 16. Form 10-K Summary
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.

By:	/s/ Christopher J. Papa
Christopher J. Papa
Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)

Date: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert S. Chambers	Chief Executive Officer and Director	February 26, 2026
Robert S. Chambers

/s/ Christopher J. Papa	Chief Financial Officer and Executive Vice President	February 26, 2026
Christopher J. Papa

/s/ Robert E. Harris, Jr.	Chief Accounting Officer and Senior Vice President	February 26, 2026
Robert E. Harris, Jr.

/s/ Mark R. Patterson	Chairman of the Board of Directors	February 26, 2026
Mark R. Patterson

/s/ George J. Alburger, Jr.	Director	February 26, 2026
George J. Alburger, Jr.

/s/ Kelly H. Barrett	Director	February 26, 2026
Kelly H. Barrett

/s/ Robert L. Bass	Director	February 26, 2026
Robert L. Bass

/s/ Antonio F. Fernandez	Director	February 26, 2026
Antonio F. Fernandez

/s/ Pamela K. Kohn	Director	February 26, 2026
Pamela K. Kohn

/s/ David J. Neithercut	Director	February 26, 2026
David J. Neithercut

/s/ Andrew P. Power	Director	February 26, 2026
Andrew P. Power

/s/ Joseph E. Reece	Director	February 26, 2026
Joseph E. Reece

/s/ Stephen R. Sleigh	Director	February 26, 2026
Stephen R. Sleigh