Form 10-Q
period 2026-03-31
AMERICOLD REALTY TRUST
filed 2026-05-07
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2026
Common Stock, $0.01 par value per share	285,306,052

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

PART I - FINANCIAL INFORMATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements about future events and expectations that constitute forward-looking statements. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and you should not place undue reliance on such statements. Factors that could contribute to these differences include the following:

•failure to execute on growth strategies and opportunities;
•rising inflationary pressures, increased interest rates and operating costs;
•geopolitical conflicts, including the ongoing conflicts in the Middle East, and any related or resulting disruptions, including increasing energy costs;
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
•risks related to failure to consummate our joint venture with EQT on the terms or timeline currently anticipated, or at all, due to the failure to satisfy closing conditions, obtain necessary approvals or consents, or other factors beyond our control; risks related to failure to achieve the anticipated benefits, synergies or returns from our joint venture with EQT, including as a result of unanticipated costs or liabilities, difficulties in integrating joint venture operations, or the failure of the joint venture to perform in accordance with our expectations;
•difficulties in expanding our operations into new markets and products;
•uncertainties and risks related to public health crises;
•a failure of our information technology systems, systems conversions and integrations, cybersecurity attacks or a breach of our information security systems, networks or processes;
•risks related to implementation of the new ERP system;
•risks related to defaults or non-renewals of significant customer contracts;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in other sections of this Quarterly Report on Form 10-Q. Words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “goal,” “objectives,” “intends,” “may,” “opportunity,” “plans,” “potential,” “near-term,” “long-term,” “projections,”

“assumptions,” “projects,” “guidance,” “forecasts,” “outlook,” “target,” “trends,” “should,” “could,” “would,” “will” and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements may contain such words. We qualify any forward-looking statements entirely by these cautionary factors. Other risks, uncertainties and factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“SEC”) on February 26, 2026 (“2025 Annual Report on Form 10-K”), and other reports filed with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. We assume no obligation to update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future, except to the extent required by law.

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	March 31, 2026	December 31, 2025
Assets
Property, buildings, and equipment:
Land	$823,897	$818,606
Buildings and improvements	4,918,058	4,798,286
Machinery and equipment	1,690,943	1,612,744
Assets under construction	687,313	756,798
	8,120,211	7,986,434
Accumulated depreciation	(2,715,576)	(2,641,241)
Property, buildings, and equipment – net	5,404,635	5,345,193

Operating leases - net	170,772	179,935
Financing leases - net	166,336	157,936

Cash, cash equivalents, and restricted cash	39,828	136,863
Accounts receivable - net of allowance of $15,743 and $16,396 at March 31, 2026 and December 31, 2025, respectively	372,131	368,521
Identifiable intangible assets – net	807,195	819,494
Goodwill	828,260	828,335
Investments in and advances to partially owned entities	39,503	39,231
Other assets	254,980	246,090
Total assets	$8,083,640	$8,121,598

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$606,154	$332,111
Accounts payable and accrued expenses	547,710	574,059
Senior unsecured notes and term loans - net of deferred financing costs of $15,101 and $16,001 at March 31, 2026 and December 31, 2025, respectively	3,576,456	3,792,123
Sale-leaseback financing obligations	41,623	42,352
Financing lease obligations	158,858	152,262
Operating lease obligations	172,090	179,965
Unearned revenues	21,389	20,169
Deferred tax liability - net	92,875	98,591
Other liabilities	7,830	7,953
Total liabilities	5,224,985	5,199,585
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 285,294,874 and 284,871,943 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,852	2,848
Paid-in capital	5,670,634	5,664,195
Accumulated deficit and distributions in excess of net earnings	(2,799,205)	(2,719,408)
Accumulated other comprehensive loss	(54,508)	(63,190)
Total stockholders’ equity	2,819,773	2,884,445
Noncontrolling interests	38,882	37,568
Total equity	2,858,655	2,922,013
Total liabilities and equity	$8,083,640	$8,121,598

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended March 31,
	2026	2025
Revenues:
Rent, storage, and warehouse services	$577,913	$584,987
Transportation services	51,957	43,993
Total revenues	629,870	628,980
Operating expenses:
Rent, storage, and warehouse services cost of operations	391,207	386,393
Transportation services cost of operations	43,154	36,739
Depreciation and amortization	91,660	88,982
Selling, general, and administrative	71,319	69,235
Transactions, strategic initiatives and other costs, net	20,445	25,414
Net gain from sale of real estate	(2,205)	—
Total operating expenses	615,580	606,763

Operating income	14,290	22,217

Other (expense) income:
Interest expense	(41,519)	(36,117)
Loss from investments in partially owned entities	(412)	(1,363)
Other, net	7,383	1,296
Loss before income taxes	(20,258)	(13,967)

Income tax (expense) benefit:
Current income tax	(2,940)	(1,933)
Deferred income tax	9,506	(573)
Total income tax benefit (expense)	6,566	(2,506)

Net loss	$(13,692)	$(16,473)
Net loss attributable to noncontrolling interests	(135)	(93)
Net loss attributable to Americold Realty Trust, Inc.	$(13,557)	$(16,380)

Weighted average common stock outstanding – basic	286,263	285,363
Weighted average common stock outstanding – diluted	286,263	285,363

Net loss per common share - basic	$(0.05)	$(0.06)
Net loss per common share - diluted	$(0.05)	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(13,692)	$(16,473)
Other comprehensive (loss) income - net of tax:
Adjustment to accrued pension liability	(33)	(49)
Unrealized net gain (loss) on foreign currency	4,846	(5,848)
Unrealized net gain (loss) on cash flow hedges	3,869	(8,836)
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust, Inc.	8,682	(14,733)
Other comprehensive income (loss) attributable to noncontrolling interests	64	(82)
Total comprehensive loss	$(4,946)	$(31,288)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2025	284,871,943	$2,848	$5,664,195	$(2,719,408)	$(63,190)	$37,568	$2,922,013
Net loss	—	—	—	(13,557)	—	(135)	(13,692)
Other comprehensive income	—	—	—	—	8,682	64	8,746
Distributions on common stock, restricted stock and OP units	—	—	—	(66,240)	—	(668)	(66,908)
Stock-based compensation expense	—	—	6,379	—	—	2,053	8,432
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	422,931	4	60	—	—	—	64
Balance - March 31, 2026	285,294,874	$2,852	$5,670,634	$(2,799,205)	$(54,508)	$38,882	$2,858,655

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(16,380)	—	(93)	(16,473)
Other comprehensive loss	—	—	—	—	(14,733)	(82)	(14,815)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,573)	—	(464)	(66,037)
Stock-based compensation expense	—	—	5,175	—	—	3,045	8,220
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	367,887	4	(379)	—	—	—	(375)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Balance - March 31, 2025	284,719,592	$2,847	$5,653,251	$(2,423,607)	$(42,012)	$28,580	$3,219,059

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(13,692)	$(16,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,660	88,982
Amortization of deferred financing costs and pension withdrawal liability	1,532	1,400
Project Orion deferred costs amortization	2,582	2,109
Loss from investments in partially owned entities	412	1,363
Stock-based compensation expense	8,432	8,220
Deferred income tax (benefit) expense	(9,506)	573
Provision for doubtful accounts receivable	972	139
Non-cash operating lease expenses	8,542	9,292
Net gain from sale of real estate	(2,205)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,219)	9,633
Accounts payable and accrued expenses	(29,149)	(67,052)
Other assets	(2,995)	(3,547)
Operating lease liabilities	(8,564)	(8,451)
Proceeds from settlement of treasury lock hedge transactions	—	1,292
Other, net	(4,934)	2,722
Net cash provided by operating activities	39,868	30,202
Investing activities:
Additions to property, buildings and equipment	(109,985)	(112,543)
Acquisitions of property, buildings, and equipment, net of cash acquired	(18,707)	—
Business combinations, net of cash acquired	—	(108,448)
Investments in and advances to partially owned entities and other, net	—	(5,848)
Proceeds from sale of property, buildings, and equipment	2,699	133
Net cash used in investing activities	(125,993)	(226,706)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(66,101)	(63,404)
Proceeds from stock options exercised	1,474	2,228
Proceeds from employee stock purchase plan	—	1,577
Remittance of withholding taxes related to employee stock-based transactions	(1,410)	(2,646)
Proceeds from revolving line of credit	480,350	287,146
Repayment on revolving line of credit	(212,576)	(30,000)
Repayment of sale-leaseback financing obligations	(729)	(869)
Repayment of financing lease obligations	(12,573)	(7,160)
Repayment of senior unsecured notes	(200,000)	—
Net cash (used in) provided by financing activities	(11,565)	186,872
Net decrease in cash, cash equivalents, and restricted cash	(97,690)	(9,632)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	655	926
Cash, cash equivalents and restricted cash:
Beginning of period	136,863	47,652
End of period	$39,828	$38,946

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings, and equipment on accrual	$47,709	$35,860
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,015	$1,003
Finance leases	$16,862	$21,793

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$57,768	$54,840
Income taxes (refunded) paid – net of refunds	$(103)	$952
See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of March 31, 2026, the Company operated 224 warehouses globally, totaling approximately 1.4 billion cubic feet, with 179 warehouses in North America, 23 warehouses in Europe, 20 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of March 31, 2026, our business includes two primary business segments: Warehouse and Transportation. We also have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These unaudited Condensed Consolidated Financial Statements do not include all disclosures associated with the Company’s Consolidated Annual Financial Statements included in its 2025 Annual Report on Form 10-K and, accordingly, should be read in conjunction with the referenced annual report. In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation. Significant adjustments which are not considered normal or recurring in nature have been disclosed within Note 3 - Transactions, Strategic Initiatives and Other Costs, Net to these Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries where the Company exerts control. Intercompany balances and transactions have been eliminated. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. Investments in which the Company does not have control, and is not the primary beneficiary of a Variable Interest Entity (“VIE”), but where the Company exercises significant influence over the operating and financial policies of the investee, are accounted for using the equity method of accounting.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of (1) assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and (2) revenues and expenses during the reporting period. Certain estimates, including those related to the recoverability of long-lived assets, require significant judgment and are subject to uncertainty, and actual results may differ from those estimates.
Segment Reorganization
During the three months ended March 31, 2026, the Company revised the operating segment information regularly provided to the Company's Chief Operating Decision Maker (the “CODM”) to combine the Warehouse

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
and the former Third-party managed operating segments. As a result of this change, the Company now has two reportable operating segments: Warehouse and Transportation. All prior period comparative financial information has been recast to reflect the revised segment structure. See Note 10 - Segment Information for additional information of the Company's reportable segments.
Properties Held for Sale
As of March 31, 2026, the Company had 5 properties, primarily located in North America, held for sale contained within Property, buildings, and equipment – net on the Condensed Consolidated Balance Sheets. Such assets are measured at a carrying value of $182.9 million, as the carrying value did not exceed the estimated fair value as of March 31, 2026. The Company expects these properties to be sold within one year.
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
For the three months ended March 31, 2026 and 2025, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was a gain of $4.7 million and a loss $0.2 million, respectively.

For the three months ended March 31, 2026 and 2025, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net gain (loss) on foreign currency” was a gain of $4.8 million and a loss of $5.8 million, respectively.

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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Asset Acquisitions and Business Combinations
Acquisition Completed During 2026
Massillon Acquisition

On March 18, 2026, the Company completed the acquisition of Massillon (the “Massillon acquisition”), a previously leased warehouse facility located in Massillon, Ohio, for total consideration of $18.7 million. The Company purchased the property for investment purposes, intending to hold it for rental income and capital appreciation. This transaction was accounted for as an asset acquisition. The Company allocated the total $18.7 million consideration based on the relative fair values of the assets acquired using the principles of ASC 805 and ASC 820, to property, building, and equipment. The finalized fair values of the assets acquired and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management including information from prior valuations of similar entities and the books and records of Massillon.
Acquisition Completed During 2025

Houston Warehouse Acquisition
On March 17, 2025, the Company completed the acquisition of one temperature-controlled storage facility, and the related operations, located in Baytown, TX (the “Houston acquisition”), for total cash consideration of $108.4 million. The fair values of the assets acquired related to the consideration transferred primarily included $70.7 million of property, buildings and equipment and $38.5 million of goodwill, all allocated to the Warehouse segment. The goodwill recorded is attributable to the strategic benefits of the acquisition including additional storage capacity and is fully deductible for federal income tax purposes. The Company finalized the purchase price allocation for the Houston acquisition during the three months ended March 31, 2026, within the one year measurement period.
The finalized fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, third-party valuation specialist, as well as other information compiled by management and the books and records for the Houston acquisition.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Transactions, Strategic Initiatives and Other Costs, Net
The components of the charges and credits included in “Transactions, strategic initiatives and other costs, net” in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended March 31,
	2026	2025
Transactions, strategic initiatives and other costs, net	(In thousands)
Severance and other compensation costs(2)	$5,443	$1,556
Acquisition and transaction related costs	3,987	2,817

Orion Related Costs:
Transformation related costs (non-capitalizable costs)(1)(2)	3,792	8,719
Oracle related costs (non-capitalizable costs)(1)(2)	2,144	2,777
Total Orion related costs	5,936	11,496

Held for sale, closed, and idled site costs, net, excluding severance
Lease termination fees	—	4,957
Other costs, net	3,809	2,658
Total held for sale, closed, and idled sites, net, excluding severance	3,809	7,615

Cyber incident related costs, net of insurance recoveries	94	1,668
Other, net(2)	1,176	262
Total Transactions, strategic initiatives and other costs, net	$20,445	$25,414
(1)Beginning with the year ended December 31, 2025, the Company has begun presenting Orion related non-capitalizable costs separately within the table above.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
Severance and other compensation costs represent certain contractual and negotiated severance and separation costs from former executives who have exited the Company (excluding charges in the normal course of retirement), costs associated with reorganizations, reductions in headcount due to synergies achieved through acquisitions or operational efficiencies, reductions in workforce costs associated with exiting or selling non-strategic warehouses or businesses, and non-routine stock based compensation expense associated with certain employee awards.
Acquisition and transaction related costs include costs associated with any potential acquisition and joint venture activity, whether consummated or not, such as advisory, legal, accounting, valuation, and other professional or consulting fees. These include costs associated with the Massillon and Houston warehouse acquisitions during the three months ended March 31, 2026 and 2025, respectively, which are further described in Note 2 - Asset Acquisitions and Business Combinations to these Condensed Consolidated Financial Statements. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate acquisition integration, such as work associated with information systems and other projects, including spending to support future acquisitions, which primarily consists of professional services. We consider acquisition-related costs to be corporate costs regardless of the segment or segments involved in the transaction.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Orion: Transformation related costs (non-capitalizable costs) represent the non-capitalizable portion of various transformation-related projects, including but not limited to various artificial intelligence and market expansion initiatives.
Orion: Oracle related costs (non-capitalizable costs) represent the non-capitalizable portion of charges related to the implementation of the Company’s new cloud-based ERP system, Oracle, and related applications. The Company deployed Project Orion (Oracle-related) in North America and Asia Pacific during the second quarter of 2024 and is in the implementation process for its European operations.
Held for sale, closed, and idled site costs, net, excluding severance include expenses incurred to wind down operations at sites held for sale, closed, sold, or idled within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, and asset retirement obligations, but exclude any reduction in workforce or severance related costs associated with the exit of these operations, as those expenses are included within Severance and other compensation costs.
Cyber incident related costs, net of insurance recoveries, represent incremental legal and other costs associated with cybersecurity incidents that occurred in November 2020 and April 2023, net of business interruption insurance proceeds received. For further information regarding these cyber incidents, refer to our 2025 Annual Report on Form 10-K.
Other, net includes consulting fees for strategic projects and other miscellaneous non-routine costs.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Senior Unsecured Notes	$2,516,805	$2,730,980
Senior Unsecured Term Loans	1,074,752	1,077,144
Senior Unsecured Revolving Credit Facility	606,154	332,111
Total principal amount of indebtedness	$4,197,711	$4,140,235
Less: unamortized deferred financing costs(1)	(15,101)	(16,001)
Total indebtedness, net of deferred financing costs	$4,182,610	$4,124,234
(1)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within Other assets.
The following table provides additional details of our Senior Unsecured Notes as of March 31, 2026 and December 31, 2025:

			March 31, 2026		December 31, 2025
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes(1)	01/2026	4.68%	$—	$—	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	462,296	€400,000	469,856
Private Series E Notes	01/2033	1.65%	€350,000	404,509	€350,000	411,124
Public 5.600% Notes	05/2032	5.60%	$400,000	400,000	$400,000	400,000
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,516,805		$2,730,980
(1)The Private Series A Senior Unsecured Notes were repaid in full on the stated maturity date of January 8, 2026.
The following table provides additional details of our Senior Unsecured Term Loans as of March 31, 2026 and December 31, 2025:

			March 31, 2026			December 31, 2025
	Stated Maturity Date(1)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
2025 Unsecured Term Loan	06/2026	SOFR + 0.95%		$250,000	$250,000		$250,000	$250,000
Tranche A-1	08/2026	SOFR + 0.94%		$375,000	375,000		$375,000	375,000
Tranche A-2	01/2028	CORRA + 0.94%	C$	250,000	179,752	C$	250,000	182,144
Delayed Draw Tranche A-3	01/2028	SOFR + 0.94%		$270,000	270,000		$270,000	270,000
Total Senior Unsecured Term Loans					$1,074,752			$1,077,144
(1)The terms of the debt agreement for 2025 Unsecured Term Loan include an option for one six-month extension past the original contractual maturity date in June of 2026. The terms of the debt agreement for Tranche A-1 include an option for one remaining twelve-month extension past the amended contractual maturity date in August of 2026.
(2)2025 Unsecured Term Loan SOFR = daily SOFR, Tranche A-1 and Delayed Draw Tranche A-3 SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), and CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%). Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps for Tranche A-1, Tranche A-2, and Delayed Draw Tranche A-3.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides additional details of our Senior Unsecured Revolving Credit Facility as of March 31, 2026 and December 31, 2025:

		March 31, 2026			December 31, 2025
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Borrowing Currency		Carrying Amount (USD)
	(In thousands, except percentages)
U.S. dollar	SOFR + 0.84%		$245,000	$245,000		$—	$—
Australian dollar	BBSW + 0.84%	A$	230,500	159,071	A$	207,500	138,469
Canadian dollar	CORRA + 0.84%	C$	113,000	81,248	C$	98,000	71,400
Euro	EURIBOR + 0.84%		€70,500	81,480		€70,500	82,812
New Zealand dollar	BKBM + 0.84%	NZ$	68,500	39,355	NZ$	68,500	39,430
Total Senior Unsecured Revolving Credit Facility(2)				$606,154			$332,111
(1)SOFR = adjusted daily SOFR (which includes an adjustment of 0.10%), BBSW = one-month Bank Bill Swap Rate, CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%), EURIBOR = one-month Euro Interbank Offered Rate, BKBM = one-month Bank Bill Reference Rate.
(2)The Senior Unsecured Revolving Credit Facility matures in August of 2026; however, the terms of the debt agreement include an option for two six-month extensions past the original contractual maturity date.
Refer to Note 9 - Debt to the Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K as filed with the SEC for further details of our outstanding indebtedness.
As of March 31, 2026, we were in compliance with all debt covenants.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments

During the three months ended March 31, 2026, the Australian dollar-denominated Senior Unsecured Revolving Credit Facility, that was previously held by the Company’s United States-based subsidiary, was fully repaid and redrawn by its Australian-based subsidiary. As a result, the Company no longer designated the revolver draw as a hedge of its net investment in its Australian-based subsidiary as of March 31, 2026.

As of March 31, 2026, the Company designated €820.5 million of debt and accrued interest as a hedge of its net investment in its Europe-based subsidiary. As of December 31, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investment in its Australian-based and Europe-based subsidiaries, respectively. The remeasurement of these instruments is recorded in “Unrealized net gain (loss) on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.
Derivative Financial Instruments
The Company is subject to volatility in interest rates due to its variable-rate debt. To manage this risk, the Company periodically enters into interest rate swap agreements. These agreements involve the receipt of variable-rate amounts in exchange for fixed-rate interest payments over the life of the respective swap agreement without an exchange of the underlying notional amounts. The Company’s objective for utilizing these derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in interest rates.
The following tables include the key provisions of the Company’s interest rate swap agreements, including the fair value, as of March 31, 2026 and December 31, 2025:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of March 31, 2026	Liability Fair Value as of March 31, 2026
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$1,486	$—
$175 million	3.47%	11/30/2022	7/30/2027	340	—
$270 million	3.05%	11/01/2022	12/31/2027	2,482	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	1,890
			Total	$4,308	$1,890

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2025	Liability Fair Value as of December 31, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$736	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	493
$270 million	3.05%	11/01/2022	12/31/2027	1,170	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	2,910
			Total	$1,906	$3,403
The Company is also subject to volatility in foreign exchange rates due to its foreign-currency denominated intercompany loans to certain international subsidiaries. To manage this risk, the Company periodically enters

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
into cross-currency swap agreements. These agreements effectively mitigate the Company’s exposure to fluctuations in cash flows due to changes in foreign exchange rates. The Company previously had one outstanding intercompany loan balance of A$153.5 million that was hedged under a cross-currency swap agreement in 2025. This agreement involved the receipt of fixed USD amounts in exchange for payment of fixed AUD amounts over the life of the respective intercompany loan. On December 23, 2025, the Company terminated the cross-currency swap agreement and received cash proceeds of approximately $8.2 million from the counterparty. The related intercompany loan was fully repaid on January 28, 2026.
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
There have been no significant changes to our policy or strategy related to derivative financial instruments from that disclosed in our 2025 Annual Report on Form 10-K.
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net gain (loss) on cash flow hedges” on the accompanying Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as a decrease to “Interest expense”.
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, including the impacts to Accumulated other comprehensive loss (“AOCI”):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest rate swaps	$4,305	$(6,521)
Treasury locks	—	1,292
Cross-currency swap	—	(2,540)
Total designated derivative financial instruments	$4,305	$(7,769)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications
		Three Months Ended March 31,
		2026	2025
		(In thousands)
Interest rate swaps	Interest expense	$390	$1,799
Treasury locks	Interest expense	46	—
Cross-currency swap	Foreign currency exchange loss, net	—	(895)
Cross-currency swap	Interest expense	—	163
Total designated derivative financial instruments		$436	$1,067
The Company’s derivatives are subject to master netting agreements. There were no impacts from offsetting as of March 31, 2026 and the impacts from offsetting were immaterial as of December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Fair Value Measurements
As of March 31, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of the instruments.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	March 31, 2026	December 31, 2025
		(In thousands)
Measured at fair value on a recurring basis:
Interest rate swap assets	Level 2	$4,308	$1,906
Interest rate swap liabilities	Level 2	$1,890	$3,403

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$—	$20,885

Disclosed at fair value:
Public 5.600% Notes(1)	Level 2	$394,616	$404,334
Public 5.409% Notes(1)	Level 2	$476,875	$489,960
Senior Unsecured Notes (excluding Public 5.600% Notes and Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$3,164,154	$3,128,449
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 4 - Debt to these Condensed Consolidated Financial Statements.
7. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three months ended March 31, 2026 and 2025, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction. During the three months ended March 31, 2026, a non-recurring $3.9 million discrete tax expense was recognized attributable to the establishment of a valuation allowance in the U.S.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 - Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The legislation was signed into law during the three months ended September 30, 2025. Certain provisions apply to tax years beginning after December 31, 2025, the estimated impact was included in continuing operations for the three months ended March 31, 2026 and was not material.
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

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of March 31, 2026 and December 31, 2025 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of March 31, 2026 and December 31, 2025.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of March 31, 2026 and December 31, 2025. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.
9. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(63,190)	$(27,279)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$910	$898
Net loss arising during period	(33)	(49)
Net loss on pension and other postretirement benefit	(33)	(49)
Balance at end of period, net of tax	$877	$849
Foreign currency:
Balance at beginning of period, net of tax	$(68,893)	$(46,028)
Cumulative translation adjustment	(2,554)	33,494
Non-derivative net investment hedges(1)	7,400	(39,342)
Net gain (loss) on foreign currency translation	4,846	(5,848)
Balance at end of period, net of tax	$(64,047)	$(51,876)
Designated derivatives:
Balance at beginning of period, net of tax	$4,793	$17,851
Cash flow hedge derivatives(1)	4,305	(7,769)
Net amount reclassified from AOCI to earnings(1)	(436)	(1,067)
Net gain (loss) on designated derivatives	3,869	(8,836)
Balance at end of period, net of tax	$8,662	$9,015
Closing balance - accumulated other comprehensive loss	$(54,508)	$(42,012)
(1)Refer to Note 5 - Derivative Financial Instruments for details of our derivative and designated non-derivative financial instruments, including the classification on the Condensed Consolidated Statements of Operations for items reclassified from AOCI to Net loss.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Segment Information
Our operating segments are aggregated into two reportable segments: Warehouse and Transportation.
Beginning with the period ended March 31, 2026, the Company's former Third-Party Managed reportable segment is included under the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure. Refer to Note 1 - General for further details on this change.
•Warehouse. Our core business is our Warehouse segment, where we provide temperature-controlled warehouse storage and related handling and other warehouse services. We collect rent and storage fees to store customers’ frozen and perishable food and other products. Our handling services optimize our customers’ product movement through the cold chain, including placement, case-picking, blast freezing, e-commerce fulfillment, and other recurring handling services. Further, we manage warehouses on behalf of third parties and provide warehouse management services to leading food manufacturers and retailers in their owned facilities.
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
Other Services Costs - Other services costs include equipment costs, warehouse consumables (e.g., shrink-wrap), employee protective equipment, warehouse administration and other related services costs.
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
The accounting policies used in the preparation of our reportable segments financial information are the same as those used in the preparation of our Condensed Consolidated Financial Statements. Our CODM is our Chief Executive Officer, who uses segment contribution to evaluate segment performance and to allocate resources. The CODM considers budget-to-actual variances on a monthly, quarterly, and annual basis using the segment profit or loss measure when making decisions about allocating capital and personnel to the segments. The CODM also uses the segment profit or loss measure to assess the performance for each segment by comparing the results and return on specific assets of within each segment with one another and industry competitors.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment contribution metrics help investors understand revenues, costs, and earnings among service types. Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, and excluding corporate Selling, general, and administrative expense; Transactions, strategic initiatives and other costs, net; Net gain from sale of real estate and all components of non-operating other income and expense.
Selling, general, and administrative functions support all the business segments. Therefore, the related expense is not allocated to segments as the CODM does not use it to evaluate segment performance and to allocate resources. Segment contribution is not a measurement of financial performance under U.S. GAAP and should not be considered an alternative to operating income. The Company has not disclosed assets by reportable segments, as asset information is not used by our CODM to facilitate resource allocations.
The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to Loss before income taxes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Segment revenues:
Warehouse(1)	$577,913	$584,987
Transportation	51,957	43,993
Total revenues	629,870	628,980

Significant Segment Expenses:
Warehouse(1):
Power	33,823	31,711
Other facilities costs(2)	61,223	59,723
Labor	252,718	247,444
Other services costs(2)	43,443	47,515
Total warehouse cost of operations	391,207	386,393

Transportation services cost of operations	43,154	36,739
Total segment expenses	$434,361	$423,132

Segment contribution:
Warehouse(1)	186,706	198,594
Transportation	8,803	7,254
Total segment contribution	195,509	205,848

Depreciation and amortization expense	(91,660)	(88,982)
Selling, general, and administrative expense	(71,319)	(69,235)
Transactions, strategic initiatives and other costs, net	(20,445)	(25,414)
Net gain from sale of real estate	2,205	—
Interest expense	(41,519)	(36,117)
Loss from investments in partially owned entities	(412)	(1,363)
Other, net	7,383	1,296
Loss before income taxes	$(20,258)	$(13,967)
(1)Prior period Warehouse segment financial results have been recast to include the Company’s former Third-Party Managed reportable segment.
(2)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.

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
A reconciliation of the basic and diluted weighted-average common stock outstanding for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Weighted average common stock outstanding – basic	286,263	285,363
Dilutive effect of stock-based awards	—	—
Weighted average common stock outstanding – diluted	286,263	285,363
For the three months ended March 31, 2026 and 2025, potential common stock under the treasury stock method and the if-converted method were antidilutive because the Company reported a Net loss for such periods. Consequently, the Company did not have any adjustments between Basic and Diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of Diluted loss per share:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Employee stock options	10	37
Restricted stock units	798	576
Operating Partnership units	443	32
Total	1,251	645

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Revenue from Contracts with Customers
Disaggregated Revenues
Beginning with the period ended March 31, 2026, the Company's former Third-Party Managed reportable segment is included under the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure. Refer to Note 1 - General for further details on this change.
The following tables represent a disaggregation of revenues from contracts with customers for the three months ended March 31, 2026 and 2025, by segment and geographic region:

	Three Months Ended March 31, 2026
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$188,689	$20,779	$20,369	$1,579	$231,416
Warehouse services(1)	251,371	27,346	52,063	1,078	331,858
Transportation	24,509	12,946	13,873	629	51,957
Total revenues(2)	464,569	61,071	86,305	3,286	615,231
Lease revenues(3)	13,535	643	461	—	14,639
Total revenues	$478,104	$61,714	$86,766	$3,286	$629,870

	Three Months Ended March 31, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$202,014	$17,562	$17,832	$1,891	$239,299
Warehouse services(1)	263,793	24,088	41,074	1,453	330,408
Transportation	23,430	10,640	9,177	746	43,993
Total revenues(2)	489,237	52,290	68,083	4,090	613,700
Lease revenues(3)	14,017	871	392	—	15,280
Total revenues	$503,254	$53,161	$68,475	$4,090	$628,980
(1)Prior period Warehouse segment financial results have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(2)Revenues are within the scope of ASC 606: Revenue From Contracts With Customers. Elements of contracts or arrangements that are in the scope of other standards (e.g., leases) are separated and accounted for under those standards.
(3)Revenues are within the scope of ASC 842: Leases.
Performance Obligations
Substantially all of our revenues for warehouse storage and handling services, and management and incentive fees earned under third-party managed and other contracts are recognized over time as the customer benefits equally throughout the period until the contractual term expires. Typically, revenues are recognized over time using an input measure (e.g., passage of time). Revenues are recognized at a point in time upon delivery, when the customer typically obtains control, for most accessorial services, transportation services and reimbursed costs.
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
As of March 31, 2026, the Company had $1.7 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 16% of these remaining performance obligations as revenues in 2026, and the remaining 84% to be recognized over a weighted average period of 13.2 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2026, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $364.1 million and $360.2 million as of March 31, 2026 and December 31, 2025, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $21.4 million and $20.2 million as of March 31, 2026 and December 31, 2025, respectively. Substantially all revenues that were included in the contract liability balances at the beginning of 2026 have been recognized as of March 31, 2026, and represent revenues from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.
13. Subsequent Events
On May 7, 2026, the Company announced the signing of a joint venture agreement with EQT Partners (“EQT”), one of the world’s largest private equity investors, to create a new North American joint venture focused on the ownership, operation, and development of high-quality cold storage warehouse facilities.
Under the terms of the agreement, EQT and the Company will hold 70% and 30% equity interests, respectively. At inception, the Company will contribute 12 cold storage facilities to the joint venture and expects to receive proceeds from such transfer, which will be used to pay down outstanding indebtedness of the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company will serve as operating manager for the platform, providing day-to-day operational oversight to ensure continuity of service and operational excellence. The Company will also provide development support, leveraging its longstanding customer relationships and expertise to support long-term growth, focused on strategically located assets that serve mission-critical roles in the cold chain.
The transaction remains subject to customary closing conditions and regulatory approvals.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. In addition, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include, but are not limited to, those identified below and those described in Part I of this Quarterly Report on Form 10-Q under "Cautionary Statement Regarding Forward-Looking Statements", and "Risk Factors” in Item 1A of Part I of our 2025 Annual Report on Form 10-K.
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of March 31, 2026, the Company operated 224 warehouses globally, totaling approximately 1.4 billion cubic feet, with 179 warehouses in North America, 23 warehouses in Europe, 20 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of March 31, 2026, our business includes two primary business segments: Warehouse and Transportation. We also have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
Segment Reorganization
During the three months ended March 31, 2026, the Company revised the operating segment information regularly provided to the Company's Chief Operating Decision Maker (the “CODM”) to combine the Warehouse and the former Third-party managed operating segments. As a result of this change, the Company now has two reportable operating segments: Warehouse and Transportation. All prior period comparative financial information has been recast to reflect the revised segment structure. See Note 10 - Segment Information for additional information of the Company's reportable segments.
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
Key Factors Affecting Our Business and Financial Results
Project Orion
In February 2023, the Company announced Project Orion (“Project Orion”), a multi‑year transformation initiative focused on modernizing technology platforms and business processes to support future growth and operational efficiency. Project Orion includes the implementation of a new cloud‑based enterprise resource planning (“ERP”) system (“Orion – Oracle”) and other transformation initiatives (“Orion – Transformation”). The Orion – Oracle implementation is substantially complete, with the exception of deployment in Europe. The Company recognized $5.9 million and $11.5 million in total costs related to Project Orion during the three months ended March 31, 2026 and 2025, respectively.

Massillon Acquisition

On March 18, 2026, the Company completed the acquisition of Massillon (the “Massillon acquisition”), a previously leased warehouse facility located in Massillon, Ohio, for total consideration of $18.7 million. The Company purchased the property for investment purposes, intending to hold it for rental income and capital appreciation.
Significant Risks and Uncertainties
Certain industry and macroeconomic conditions have affected the operating environment for cold storage providers. These include increased speculative development, which has intensified competition and pricing dynamics, as well as inflationary and regulatory factors that have influenced consumer spending patterns and, indirectly, demand from food producers and retailers. To the extent these conditions impact operating performance over time, they may cause us to adjust our assumptions and estimates of future cash flows and fair value and increase the risk of impairment of certain long-lived assets.
For a more robust discussion of risks associated with the Company and its operating results, see “Risk Factors” in the Company’s 2025 Annual Report on Form 10-K.
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
•Warehouse segment contribution NOI is calculated as Warehouse segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expense, corporate-level Transactions, strategic initiatives and other costs, net, Net gain from sale of real estate, and all components of Other (expense) income.
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities costs.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as Transportation segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expense, corporate-level Transactions, strategic initiatives and other costs, net, Net gain from sale of real estate, and all components of Other (expense) income.
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
Same Store Analysis
We believe that same store metrics are key performance indicators commonly used in the real estate industry. Evaluating the performance of our real estate portfolio on a same store basis allows investors to evaluate performance in a way that is consistent period to period. We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease, after development, expansion, or significant modification (e.g., rehabilitation subsequent to a natural disaster). Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2025) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that are being exited (e.g. non-renewal of warehouse lease or held for sale to third parties), were sold, or entered development subsequent to the beginning of the current calendar year. Changes in ownership structure (e.g., purchase of a previously leased warehouse) does not result in a facility being excluded from the same store population, as management believes that actively managing its real estate is normal course of operations. Additionally, management classifies new developments (both conventional and automated facilities) as a component of the same store pool once the facility is considered fully operational and both inbounding and outbounding product for at least twelve consecutive months prior to January 1 of the current calendar year.
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
The following table shows the number of same store and non-same store warehouses in our portfolio as of March 31, 2026.

Warehouse site count	As of March 31, 2026
Total Warehouses(1)	224
Same Store Warehouses(2)	215
Non-Same Store Warehouses(3)	9
(1)Sites are removed from the site count if the executive leadership team has approved the exit and the site is vacant as of period end or if the site is held for sale.
(2)Beginning with the period ended March 31, 2026, the Company's former Third-Party Managed reportable segment is included under the Warehouse reportable segment. The Company's Third-Party Managed sites are included within the same store warehouse pool.
(3)As of March 31, 2026, the non-same store facility count consists of: 6 sites that are in the recently completed expansion and development phase, 1 facility that we purchased in 2025, 1 recently leased warehouse in Australia, and 1 site that is temporarily idle. As of March 31, 2026, there are 3 sites in the development and expansion phase that will be added to the non-same store pool when operations commence.
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
Rent, storage, and warehouse services revenues. Our primary source of revenues is rent, storage, and warehouse services fees. Rent and storage revenues are related to the storage of frozen, perishable or other products in our warehouses. We also offer a wide array of value-added services including: i) receipt, labeling and storage of goods, ii) customized order retrieval and packaging, iii) blast freezing and ripening, iv) government approved periodic inspections, fumigation, and other treatment services, v) e-commerce fulfillment and many more. Additionally, reimbursements that we receive for expenses incurred for warehouses that we manage on behalf of third-party owners are recognized as warehouse services revenues. We also earn management fees, incentive fees upon achieving negotiated performance and cost-savings results, or an applicable mark-up on costs.
Rent, storage, and warehouse services cost of operations consist of labor, power, other facilities costs, and other service costs.
Labor covers wages, benefits, workers' compensation, and can vary due to factors like workforce size, customer needs, compensation levels, third-party labor usage, collective bargaining agreements, customer requirements, productivity, labor availability, government policies, medical insurance costs, safety programs, and discretionary bonuses. Additionally, we incur labor charges for warehouses that we managed on behalf of third-party owners, which are recognized on a pass-through basis.
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
Selling, general, and administrative expenses consist primarily of warehouse and non-warehouse related labor, administrative expenses, employee related costs, professional fees, equipment expenses, facility and warehouse costs, and information technology (including amortization and ongoing licenses expenses associated with the go-live of Project Orion).
Transactions, strategic initiatives and other costs, net consists of non-recurring or non-routine costs including costs related to severance, non-routine stock compensation expense associated with certain employee awards and professional and consulting fees for strategic projects, acquisition related costs, terminated site operations and costs related to sites held for sale or idle facilities, Project Orion, and cyber incident related costs, net of insurance recoveries. These costs are not representative of our normal course of operations.
Net gain from sale of real estate represents the gain recognized on the Company’s sale of real estate related assets.
Interest expense is primarily associated with interest charged on unsecured revolving credit facilities, term loans, and notes.
Loss from investments in partially owned entities is representative of our share of gains and losses associated with our minority ownership interests in joint ventures.
Other, net primarily includes foreign currency remeasurement, interest income, gains and losses on other asset disposals, and other miscellaneous transactions.

Results of Operations
Comparison of Results for the Three Months Ended March 31, 2026 and 2025
Warehouse Segment
Beginning with the period ended March 31, 2026, the Company's former Third-Party Managed reportable segment is included under the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global Warehouse segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues(2):
Rent and storage	$246,055	$242,748	$254,579	(3.3)%	(4.6)%
Warehouse services(3)	331,858	324,709	330,408	0.4%	(1.7)%
Total revenues	$577,913	$567,457	$584,987	(1.2)%	(3.0)%
Global Warehouse cost of operations(2)(3):
Power	33,823	33,184	31,711	6.7%	4.6%
Other facilities costs(4)(5)	61,223	60,331	59,723	2.5%	1.0%
Labor	252,718	246,962	247,444	2.1%	(0.2)%
Other services costs(4)(6)	43,443	42,914	47,515	(8.6)%	(9.7)%
Total Warehouse segment cost of operations	$391,207	$383,391	$386,393	1.2%	(0.8)%

Global Warehouse contribution (NOI)	$186,706	$184,066	$198,594	(6.0)%	(7.3)%
Rent and storage contribution (NOI)	$151,009	$149,233	$163,145	(7.4)%	(8.5)%
Services contribution (NOI)	$35,697	$34,833	$35,449	0.7%	(1.7)%
Global Warehouse margin	32.3%	32.4%	33.9%	-160 bps	-150 bps
Rent and storage margin	61.4%	61.5%	64.1%	-270 bps	-260 bps
Warehouse services margin	10.8%	10.7%	10.7%	10 bps	0 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	3,930	n/a	4,128	(4.8)%	n/a
Average physical occupied pallets	3,372	n/a	3,500	(3.7)%	n/a
Average physical pallet positions	5,192	n/a	5,525	(6.0)%	n/a
Economic occupancy percentage	75.7%	n/a	74.7%	100 bps	n/a
Physical occupancy percentage	64.9%	n/a	63.3%	160 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$62.61	$61.77	$61.67	1.5%	0.2%
Total rent and storage revenues per average physical occupied pallet	$72.97	$71.99	$72.74	0.3%	(1.0)%
Global Warehouse services metrics:
Throughput pallets(3)	8,742	n/a	9,010	(3.0)%	n/a
Total warehouse services revenues per throughput pallet	$37.96	$37.14	$36.67	3.5%	1.3%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses that are considered idle, closed due to an intention to exit, or held for sale. These sites are recognized within Transactions, strategic initiatives and other costs, net. Refer to Note 3 - Transactions, Strategic Initiatives and Other Costs, Net for further details.
(3)Prior period Warehouse segment financial results and related metrics have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(4)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
(5)Includes real estate rent expense of $6.9 million and $6.5 million, on an actual basis, for the three months ended March 31, 2026 and 2025, respectively.
(6)Includes non-real estate rent expense (equipment lease and rentals) of $1.7 million and $2.5 million, on an actual basis, for the three months ended March 31, 2026 and 2025, respectively. Prior period non-real estate rent expense is recast for the inclusion of Third-Party Managed sites.
n/a - not applicable

On a constant currency basis, our Warehouse segment revenues decreased $17.5 million, or 3.0%, during the three months ended March 31, 2026, as compared to the same period in the prior year. This decrease was driven by the $5.6 million decrease in revenues in our same store pool and the $11.9 million decrease in revenues in our non-same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store revenues decrease. The decrease in revenues in the non-same store pool was primarily attributable to facilities exited, idled, or held for sale subsequent to March 31, 2025, partially offset by incremental revenues associated with recently completed developments, expansions, and acquisitions.
On a constant currency basis, our Warehouse segment cost of operations decreased $3.0 million, or 0.8%, during the three months ended March 31, 2026, as compared to the same period in the prior year. This is primarily driven by a decrease of $6.0 million in our non-same store pool, partially offset by an increase of $3.0 million in our same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store cost of operations increase. The decrease in the non-same store pool is primarily attributable to the decrease in revenues as described above.
On a constant currency basis, Warehouse segment NOI decreased $14.5 million, or 7.3% during the three months ended March 31, 2026, as compared to the same period in the prior year. NOI decreased $8.6 million, or 4.5%, for our same store pool, and decreased $5.9 million for our non-same store pool, both on a constant currency basis, due to the factors described above for the non-same store pool and in the same store section below.

Same Store and Non-Same Store Results
Beginning with the period ended March 31, 2026, the Company’s former Third-Party Managed reportable segment is included under the Warehouse reportable segment within the same store warehouse pool. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of same store warehouses	215		215
	(Dollars and units in thousands, except per pallet data)
Same store revenues(2):
Rent and storage	$236,068	$232,833	$238,593	(1.1)%	(2.4)%
Warehouse services(3)	323,626	316,715	316,601	2.2%	—%
Total same store revenues	$559,694	$549,548	$555,194	0.8%	(1.0)%
Same store cost of operations(2)(3):
Power	32,049	31,434	29,515	8.6%	6.5%
Other facilities costs(4)	57,524	56,716	56,979	1.0%	(0.5)%
Labor	240,527	234,937	232,990	3.2%	0.8%
Other services costs(4)	41,663	41,149	41,758	(0.2)%	(1.5)%
Total same store cost of operations	$371,763	$364,236	$361,242	2.9%	0.8%

Same store contribution (NOI)	$187,931	$185,312	$193,952	(3.1)%	(4.5)%
Same store rent and storage contribution (NOI)	$146,495	$144,683	$152,099	(3.7)%	(4.9)%
Same store services contribution (NOI)	$41,436	$40,629	$41,853	(1.0)%	(2.9)%
Same store margin	33.6%	33.7%	34.9%	-130 bps	-120 bps
Same store rent and storage margin	62.1%	62.1%	63.7%	-160 bps	-160 bps
Same store services margin	12.8%	12.8%	13.2%	-40 bps	-40 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,848	n/a	3,926	(2.0)%	n/a
Average physical occupied pallets	3,304	n/a	3,332	(0.8)%	n/a
Average physical pallet positions	4,976	n/a	5,031	(1.1)%	n/a
Economic occupancy percentage	77.3%	n/a	78.0%	-70 bps	n/a
Physical occupancy percentage	66.4%	n/a	66.2%	20 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$61.35	$60.51	$60.77	1.0%	(0.4)%
Same store rent and storage revenues per average physical occupied pallet	$71.45	$70.47	$71.61	(0.2)%	(1.6)%
Same store services metrics:
Throughput pallets(3)	8,526	n/a	8,619	(1.1)%	n/a
Same store warehouse services revenues per throughput pallet	$37.96	$37.15	$36.73	3.3%	1.1%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses that are considered idle, closed due to an intention to exit, or held for sale. These sites are recognized within Transactions, strategic initiatives and other costs, net.
(3)Prior period Warehouse segment financial results and related metrics have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(4)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
n/a - not applicable

Same store rent and storage revenues decreased by $5.8 million, on a constant currency basis, primarily due to a decrease in economic occupancy of 70 basis points and a decrease in the constant currency same store rent and storage revenues per average economic occupied pallet of 0.4% during the three months ended March 31, 2026, as compared to the same period in the prior year. The overall decrease in economic occupancy was primarily due to a competitive environment caused by an increase in speculative developments and a slight decline in fixed commitment contracts. The decrease in the constant currency same store rent and storage revenues per average economic occupied pallet was driven by the unfavorable mix of products stored therein.
Same store services revenues increased by $0.1 million on a constant currency basis, primarily due to an increase in same store warehouse services revenues per throughput pallet by 1.1%, on a constant currency basis, partially offset by a decrease in throughput pallets by 1.1% during the three months ended March 31, 2026, as compared to the same period in the prior year.
Same store costs of operations increased by $3.0 million, on a constant currency basis, primarily driven by higher power and labor costs, partially offset by a decrease in other facilities and other services costs. The increase in power costs is mainly driven by headwinds in energy prices during the three months ended March 31, 2026, as compared to the same period in the prior year.

	Three Months Ended March 31,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of non-same store warehouses	9		23
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues(2):
Rent and storage	$9,987	$9,915	$15,986	n/r	n/r
Warehouse services	8,232	7,994	13,807	n/r	n/r
Total non-same store revenues	$18,219	$17,909	$29,793	n/r	n/r
Non-same store cost of operations(2):
Power	1,774	1,750	2,196	n/r	n/r
Other facilities costs	3,699	3,615	2,744	n/r	n/r
Labor	12,191	12,025	14,454	n/r	n/r
Other services costs	1,780	1,765	5,757	n/r	n/r
Total non-same store cost of operations	$19,444	$19,155	$25,151	n/r	n/r

Non-same store contribution (NOI)	$(1,225)	$(1,246)	$4,642	n/r	n/r
Non-same store rent and storage contribution (NOI)	$4,514	$4,550	$11,046	n/r	n/r
Non-same store services contribution (NOI)	$(5,739)	$(5,796)	$(6,404)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	82	n/a	202	n/r	n/a
Average physical occupied pallets	68	n/a	168	n/r	n/a
Average physical pallet positions	216	n/a	494	n/r	n/a
Economic occupancy percentage	38.0%	n/a	40.9%	n/r	n/a
Physical occupancy percentage	31.5%	n/a	34.0%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$121.79	$120.91	$79.14	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$146.87	$145.81	$95.15	n/r	n/r
Non-same store services metrics:
Throughput pallets	216	n/a	391	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$38.11	$37.01	$35.31	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses that are considered idle, closed due to an intention to exit, or held for sale. These sites are recognized within Transactions, strategic initiatives and other costs, net.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our Transportation segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services revenues	$51,957	$49,792	$43,993	18.1%	13.2%
Transportation services cost of operations	43,154	41,270	36,739	17.5%	12.3%
Transportation segment contribution (NOI)	$8,803	$8,522	$7,254	21.4%	17.5%

Transportation margin	16.9%	17.1%	16.5%	40 bps	60 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, Transportation services revenues increased $5.8 million, or 13.2%, as compared to the same period in the prior year. The increase was primarily due to overall higher volumes driven by customer expansion in North America and certain regions of Europe. In addition, transportation revenues in Asia‑Pacific increased as a result of a new business in Australia and volume increases in the region.
On a constant currency basis, Transportation services cost of operations increased $4.5 million, or 12.3%, as compared to the same period in the prior year. The increase was due to the same factors contributing to the increase in revenues mentioned above for North America, Europe, and Asia-Pacific.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
	2026	2025	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$91,660	$88,982	$2,678	3.0%
Selling, general, and administrative	$71,319	$69,235	$2,084	3.0%
Transactions, strategic initiatives and other costs, net	$20,445	$25,414	$(4,969)	(19.6)%
Net gain from sale of real estate	$(2,205)	$—	$(2,205)	n/r
n/r - not relevant
Depreciation and amortization. Depreciation and amortization expense increased $2.7 million, or 3.0%, during the three months ended March 31, 2026 as compared to the same period in the prior year. This increase was substantially driven by the Company’s recently completed developments, expansions, and acquisitions, partially offset by sites that were exited, idled, or held for sale subsequent to March 31, 2025.

Selling, general, and administrative. During the three months ended March 31, 2026, corporate-level selling, general, and administrative expenses increased $2.1 million, or 3.0%, compared to the same period in the prior year. This increase was primarily driven by an increase in professional fees and software related deferred costs amortization, partially offset by a decrease in labor, travel, and other personnel-related costs associated with overall costs reduction initiatives.
Transactions, strategic initiatives and other costs, net. Corporate-level transactions, strategic initiatives and other costs, net include the following:

	Three Months Ended March 31,		Change
	2026	2025	$	%
Transactions, strategic initiatives and other costs, net	(In thousands)
Severance and other compensation costs(2)	$5,443	$1,556	$3,887	n/r
Acquisition and transaction related costs	3,987	2,817	$1,170	41.5%

Orion Related Costs:
Transformation related costs (non-capitalizable costs)(1)(2)	3,792	8,719	$(4,927)	(56.5)%
Oracle related costs (non-capitalizable costs)(1)(2)	2,144	2,777	$(633)	(22.8)%
Total Orion related costs	5,936	11,496	$(5,560)	(48.4)%

Held for sale, closed, and idled site costs, net, excluding severance
Lease termination fees	—	4,957	$(4,957)	(100.0)%
Other costs, net	3,809	2,658	$1,151	43.3%
Total held for sale, closed, and idled sites, net, excluding severance	3,809	7,615	$(3,806)	(50.0)%

Cyber incident related costs, net of insurance recoveries	94	1,668	$(1,574)	(94.4)%
Other, net(2)	1,176	262	$914	n/r
Total Transactions, strategic initiatives and other costs, net	$20,445	$25,414	$(4,969)	(19.6)%
(1)Beginning with the year ended December 31, 2025, the Company has begun presenting Orion related non-capitalizable costs separately within the table above.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
n/r - not relevant
Severance and other compensation costs represent certain contractual and negotiated severance and separation costs from former executives who have exited the Company (excluding charges in the normal course of retirement), costs associated with reorganizations, reductions in headcount due to synergies achieved through acquisitions or operational efficiencies, reductions in workforce costs associated with exiting or selling non-strategic warehouses or businesses, and non-routine stock based compensation expense associated with certain employee awards. These costs increased $3.9 million primarily due to ongoing workforce reductions in conjunction with our costs reduction initiatives during the three months ended March 31, 2026 and the latter half of 2025.
Acquisition and transaction related costs include costs associated with acquisition and joint venture activity, whether consummated or not, such as advisory, legal, accounting, valuation, and other professional or consulting fees. These include costs associated with the Massillon and Houston warehouse acquisitions during the three months ended March 31, 2026 and 2025, respectively, which are further described in Note 2 - Asset Acquisitions and Business Combinations to these Condensed Consolidated Financial Statements. During the three months ended March 31, 2026, these costs increased $1.2 million compared to the same period in the prior year, primarily driven by increased acquisition and integration related legal and professional fees.
Orion: Transformation related costs (non-capitalizable costs) represent the non-capitalizable portion of various transformation-related projects, including but not limited to various artificial intelligence and market expansion initiatives. These costs have decreased $4.9 million primarily due to decreased contract labor and professional fees related to Project Orion transformation projects.
Orion: Oracle related costs (non-capitalizable costs) represent the non-capitalizable portion of charges related to the implementation of the Company’s new cloud-based ERP system, Oracle, and related applications. The Company deployed Project Orion (Oracle-related) in North America and Asia Pacific during the second quarter of 2024 and is in the process of implementing the system in its European operations. These costs have decreased by $0.6 million compared to the same period in the prior year primarily due to decreased professional fees and other non-capitalizable costs related to the Oracle implementation.
Held for sale, closed, and idled site costs, net, excluding severance include expenses incurred to wind down operations at sites held for sale, closed, sold, or idled within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, and asset retirement obligations, but exclude any reduction in workforce or severance related costs associated with the exit of these operations, as those expenses are included within Severance and other compensation costs. These net costs have decreased $3.8 million compared to the same period in the prior year, primarily driven by a decrease in lease termination costs from recently exited operations.
Cyber incident related costs, net of insurance recoveries, represent incremental legal and other costs associated with cybersecurity incidents that occurred in November 2020 and April 2023, net of business interruption insurance proceeds received. The $1.6 million decrease was primarily driven by reduced costs related to previous cybersecurity incidents compared to the same period in the prior year.
Other, net for the three months ended March 31, 2026 and March 31, 2025 includes certain costs for strategic projects and other miscellaneous non-routine costs.
Net gain from sale of real estate. During the three months ended March 31, 2026, the Company recorded a net gain from the sale of real estate of $2.2 million related to the sale of a small, adjacent building located on the grounds of an existing operational site. This building sale did not impact our site count.

Other Income and Expense
The following table presents items of other income and expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(In thousands)
Interest expense	$41,519	$36,117	$5,402	15.0%
Loss from investments in partially owned entities	$412	$1,363	$(951)	(69.8)%
Other, net	$7,383	$1,296	$6,087	n/r
n/r - not relevant
Interest expense. Interest expense increased $5.4 million, or 15.0%, as compared to the three months ended March 31, 2025. This was primarily due to an increase in outstanding debt, most notably the issuance of our Public 5.600% Notes during April of 2025 and our 2025 Unsecured Term Loan fully drawn during December of 2025, partially offset by a decrease in interest due to the repayment of the Private Series A Notes during the three months ended March 31, 2026 and a decrease in interest on failed sale-leaseback facilities.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased $1.0 million as compared to the three months ended March 31, 2025 due to the Company’s sale of its equity interest in the SuperFrio joint venture in April 2025.
Other, net. Other, net was a benefit of $7.4 million for the three months ended March 31, 2026, as compared to a benefit of $1.3 million for the three months ended March 31, 2025. The change in Other, net is primarily driven by a foreign currency remeasurement gain from the repayment of the Company’s A$153.5 million intercompany loan on January 28, 2026.
Income Taxes
Income tax benefit for the three months ended March 31, 2026 was $6.6 million, an increase of $9.1 million from an income tax expense of $2.5 million for the three months ended March 31, 2025. The increase is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction, partially offset by valuation allowances established in the U.S.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, and Core EBITDA.
We calculate NAREIT funds from operations, or NAREIT FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding gains or losses from sales of previously depreciated operating real estate and real estate related assets, plus specified non-cash items, such as real estate asset depreciation and amortization, impairment charges on real estate related assets, and our share of reconciling items for partially owned entities. We believe that NAREIT FFO is helpful to investors as a supplemental performance measure because it excludes the effect of real estate related depreciation, amortization and gains or losses from sales of real estate or real estate related assets, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, NAREIT FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of extraordinary items as defined under U.S. GAAP including Net (gain) loss on sale of non-real estate related assets; Transactions, strategic initiatives and other costs, net; Foreign currency exchange (gain) loss; Project Orion deferred costs amortization; and Our share of reconciling items related to partially owned entities. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of NAREIT FFO and Core FFO measures of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability; Amortization of below/above market leases; Straight-line rent adjustment; Deferred income tax (benefit) expense; Stock-based compensation expense; Non-real estate depreciation and amortization; Maintenance capital expenditures; and Our share of reconciling items related to partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

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

Reconciliation of Net Loss to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended March 31,
	2026	2025
Net loss(1)	$(13,692)	$(16,473)
Adjustments:
Real estate related depreciation	56,261	55,599
Net gain from sale of real estate	(2,205)	—
Net (gain) loss on real estate related asset disposals	(5)	1
Our share of reconciling items related to partially owned entities	247	215
NAREIT FFO	$40,606	$39,342
Adjustments:
Net (gain) loss on sale of non-real estate related assets	(241)	134
Transactions, strategic initiatives and other costs, net	20,445	25,414
Foreign currency exchange (gain) loss	(4,686)	221
Project Orion deferred costs amortization	2,582	2,109
Our share of reconciling items related to partially owned entities	—	118
Core FFO	$58,706	$67,338
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,532	1,400
Amortization of below/above market leases	365	351
Straight-line rent adjustment	302	84
Deferred income tax (benefit) expense	(9,506)	573
Stock-based compensation expense(2)	7,594	7,259
Non-real estate depreciation and amortization	35,399	33,383
Maintenance capital expenditures(3)	(12,504)	(14,799)
Our share of reconciling items related to partially owned entities	33	137
Adjusted FFO	$81,921	$95,726
(1)Net loss used in the calculation of the Adjusted FFO reconciliation represents Net loss before adjustment for Net loss attributable to noncontrolling interests.
(2)Stock-based compensation expense excludes any non-routine stock compensation expense associated with certain employee awards, which are recognized within Transactions, strategic initiatives and other costs, net.
(3)Maintenance capital expenditures include capital expenditures made to extend the life of, and provide future economic benefit from, our existing temperature-controlled warehouse network and its existing supporting personal property and information technology.

We calculate NAREIT EBITDA for Real Estate, or NAREIT EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as, Net loss before Depreciation and amortization; Interest expense; Income tax (benefit) expense; Net gain from sale of real estate; and Adjustment to reflect share of EBITDAre of partially owned entities. NAREIT EBITDAre is a measure commonly used in our industry, and we present NAREIT EBITDAre to enhance investor understanding of our operating performance. We believe that NAREIT EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Transactions, strategic initiatives and other costs, net; Loss from investments in partially owned entities; Foreign currency exchange (gain) loss; Stock-based compensation expense; Net (gain) loss on real estate related asset disposals; Net (gain) loss on sale of non-real estate related assets; Project Orion deferred costs amortization; and Reduction in EBITDAre from partially owned entities. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. NAREIT EBITDAre and Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre and Core EBITDA as alternatives to Net loss or Net cash provided by operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net Loss to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended March 31,
	2026	2025
Net loss(1)	$(13,692)	$(16,473)
Adjustments:
Depreciation and amortization	91,660	88,982
Interest expense	41,519	36,117
Income tax (benefit) expense	(6,566)	2,506
Net gain from sale of real estate	(2,205)	—
Adjustment to reflect share of EBITDAre of partially owned entities	619	1,516
NAREIT EBITDAre	$111,335	$112,648
Adjustments:
Transactions, strategic initiatives and other costs, net	20,445	25,414
Loss from investments in partially owned entities	412	1,363
Foreign currency exchange (gain) loss	(4,686)	221
Stock-based compensation expense(2)	7,594	7,259
Net (gain) loss on real estate related asset disposals	(5)	1
Net (gain) loss on sale of non-real estate related assets	(241)	134
Project Orion deferred costs amortization	2,582	2,109
Reduction in EBITDAre from partially owned entities	(619)	(1,516)
Core EBITDA	$136,817	$147,633
(1)Net loss used in the calculation of the Core EBITDA reconciliation represents Net loss before adjustment for Net loss attributable to noncontrolling interests.
(2)Stock-based compensation expense excludes any non-routine stock compensation expense associated with certain employee awards, which are recognized within Transactions, strategic initiatives and other costs, net.
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
•public debt offerings; and
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
Our bad debt expense was $1.0 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, we maintained bad debt allowances of approximately $15.7 million and $16.4 million, respectively, which we believe to be adequate. The decrease in the allowance is driven by an increase in specific customer write-offs during the three months ended March 31, 2026.
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
On March 5, 2026, the Company’s Board of Directors declared a dividend of $0.23 per share for the first quarter of 2026, which was paid on April 15, 2026 to common stockholders of record as of March 31, 2026. For the three months ended March 31, 2026 and 2025, total cash outflows for dividends and distributions were $66.1 million and $63.4 million, respectively.
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of March 31, 2026:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate borrowings(1)	$3,341,557
Variable interest rate - unhedged	856,154
Total senior unsecured notes, term loans and borrowings under revolving credit facility(2)	4,197,711

Sale-leaseback financing obligations	41,623
Financing lease obligations	158,858
Total debt and debt-like obligations	$4,398,192

Percent of total debt and debt-like obligations:
Fixed interest rate (inclusive of sale-leaseback and financing lease obligations)(1)	80.5%
Variable interest rate - unhedged	19.5%

Weighted effective interest rate as of March 31, 2026(3)	4.18%
(1)The total includes certain borrowings with variable interest rates that have been effectively hedged through interest rate swaps.
(2)The total excludes unamortized deferred financing costs.
(3)The effective interest rate presented includes the amortization of deferred financing costs and is based on the hedged rates for the $375.0 million Senior Unsecured Term Loan A Facility Tranche A-1, the C$250.0 million Senior Unsecured Term Loan A Facility Tranche A-2, and the $270.0 million Senior Unsecured Term Loan A Facility Tranche A-3. All other debt instruments are based on contractual rates. This rate excludes contractual rates associated with the sale leaseback and financing obligation debt like instruments shown in the table above.
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of March 31, 2026, our debt, excluding Sale-leaseback financing obligations and Financing lease obligations, had a weighted average term to maturity of approximately 3.9 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 4 - Debt, Note 5 - Derivative Financial Instruments and Note 9 - Accumulated Other Comprehensive Loss to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of March 31, 2026 for each of the next five years and thereafter, are as follows:

Twelve months ending March 31:(1)	(In thousands)
2027	$1,231,154
2028	449,752
2029	400,000
2030	350,000
2031	462,296
Thereafter	1,304,509
Aggregate principal amount of indebtedness	4,197,711
Less: unamortized deferred financing costs(2)	(15,101)
Total indebtedness, net of deferred financing costs	$4,182,610
(1)$250.0 million of the debt listed to mature by March 31, 2027 represents the 2025 Unsecured Term Loan. The terms of this agreement include an option for one six-month extension past the original contractual maturity date of June of 2026. $375.0 million of the debt listed to mature by March 31, 2027 represents the Senior Unsecured Term Loan A Facility Tranche A-1. The terms of the debt agreement for Tranche A-1 include an option for one remaining twelve-month extension past the amended contractual maturity date in August of 2026. The remaining $606.2 million listed to mature by March 31, 2027 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. The terms of this agreement include an option for two six-month extensions past the contractual maturity date of August of 2026.
(2)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within “Other assets”.
Repayment of Unsecured Notes
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Private Series A Notes”). The Company fully repaid the outstanding balance of $200.0 million during the three months ended March 31, 2026.
Credit Ratings
Our capital structure and financial practices have earned us investment grade credit ratings from three nationally recognized credit rating agencies as follows:
•BBB with a (Stable Outlook) from Fitch
•BBB with a (Positive Trend) outlook from DBRS Morningstar
•Baa3 with a (Stable Outlook) from Moody’s
These credit ratings are important to our ability to issue debt at favorable rates of interest, among other terms. Refer to our risk factor “Adverse changes in our credit ratings could negatively impact our financing activity” in our 2025 Annual Report on Form 10-K.

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
Maintenance Capital Expenditures
Maintenance capital expenditures are capitalized funds used to uphold and extend the useful life of assets, resulting in future economic benefits. These expenditures relate to routine and recurring maintenance that is essential to sustain current operations. This includes the cost to purchase and install, repair, or construct assets when it results in a useful life longer than one year and the cost per asset is over a de minimis threshold. Examples of maintenance capital expenditures include roof repairs, refrigeration equipment refurbishment, racking system repairs, expenditures on material handling equipment and maintenance on existing servers.
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
Organic Growth Capital Expenditures
Organic growth capital expenditures refer to investments with a focus on internal development through existing resources and capabilities. Organic growth strategies focus on utilizing internal resources and synergies to meet strategic goals. Examples of capital expenditures associated with organic growth are pallet position expansion and expansion of drop lots. Organic growth capital expenditures also includes the purchase of previously leased warehouses that remain operational. On March 18, 2026, the Company completed the acquisition of a previously leased warehouse facility in Massillon, Ohio for cash consideration of $18.7 million concurrent with the signing of a triple net lease with a customer to occupy the space.

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
The following table sets forth our total capital expenditures for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025(1)
	(In thousands)
Maintenance	$12,504	$14,799
External growth	—	108,448
Expansion, development, and integration(2)	53,235	68,340
Organic growth	58,966	25,918
Technological upgrades and enhancements	9,421	4,511
Total capital expenditures(3)	$134,126	$222,016
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
(3)Capital expenditures in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 include $40.8 million of costs accrued as of December 31, 2025 and paid during the three months ended March 31, 2026. Such expenditures exclude $47.7 million of costs accrued during the three months ended March 31, 2026 that will be paid in a future period.
We incurred capitalized interest of $4.9 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively, which is included in the capital expenditures noted in the table above.
CRITICAL ACCOUNTING ESTIMATES
Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K for a discussion of our critical accounting estimates and assumptions. There were no material changes during the period covered by this Quarterly Report to the critical accounting estimates and assumptions previously disclosed in our 2025 Annual Report on Form 10-K.

HISTORICAL CASH FLOWS
The following summary discussion of our cash flows is based on the Condensed Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$39,868	$30,202
Net cash used in investing activities	$(125,993)	$(226,706)
Net cash (used in) provided by financing activities	$(11,565)	$186,872
Operating Activities
For the three months ended March 31, 2026, our net cash provided by operating activities was $39.9 million, an increase of $9.7 million compared to $30.2 million for the three months ended March 31, 2025. This increase was primarily driven by favorable changes in net working capital which were partially offset by the impact of lower overall NOI.
Investing Activities
Net cash used in investing activities was $126.0 million for the three months ended March 31, 2026. Additions to property, buildings, and equipment were $110.0 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, we invested $18.7 million for the acquisition of Massillon on March 18, 2026. Refer to Note 2 - Asset Acquisitions and Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction. Cash provided by investing activities consisted of $2.7 million of total proceeds primarily related to the sale of real estate related assets.
Net cash used in investing activities was $226.7 million for the three months ended March 31, 2025. Additions to property, buildings, and equipment were $112.5 million, reflecting capitalized maintenance expenditures and investments in our various expansion and development projects. Additionally, the Company completed the Houston acquisition on March 17, 2025 for total cash consideration of $108.4 million. Refer to Note 2 - Asset Acquisitions and Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction. Other investing activities included cash outflows of $5.8 million associated with advances to the RSA joint venture.
Financing Activities
Net cash used in financing activities was $11.6 million for the three months ended March 31, 2026. Cash used in financing activities consisted of $212.6 million in repayments on our Senior Unsecured Revolving Credit Facility, $200.0 million in repayments of senior unsecured notes, $66.1 million for quarterly dividend payments, and $13.3 million in finance lease repayments. Cash provided by financing activities consisted of $480.4 million in proceeds from our Senior Unsecured Revolving Credit Facility.

Net cash provided by financing activities was $186.9 million for the three months ended March 31, 2025. Cash provided by financing activities primarily consisted of $287.1 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition. Cash used in financing activities consisted of $63.4 million for quarterly dividend payments, $30.0 million in repayments to our Senior Unsecured Revolving Credit Facility, and $8.0 million in finance lease repayments.
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
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026:

	March 31, 2026	December 31, 2025
	(In thousands)
Total Assets	$5,977,770	$5,654,688
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$4,527,030	$4,498,731

Three Months Ended March 31, 2026
(In thousands)
Total Revenues	$370,042
Revenues from sales to subsidiaries other than the initial guarantors	$—
Operating Income	$9,841
Net loss from continuing operations	$(23,649)
Net loss attributable to the entity	$(23,649)
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

As of March 31, 2026, we had $645.0 million of outstanding USD-denominated variable-rate debt and C$250.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility (excluding the 2025 Unsecured Term Loan). This consisted of our Senior Unsecured Term Loan A Facility bearing interest at adjusted one-month SOFR (which includes an adjustment of 0.10%) for the USD tranches and adjusted daily CORRA (which includes an adjustment of 0.30%) for the CAD tranche. These rates are also subject to contractual margins of 0.94%. Additionally, we have entered into interest rate swaps to effectively lock in the floating rates on the above USD-denominated term loans at a weighted average rate of 4.20% and the CAD-denominated term loan at a rate of 4.53%.
As of March 31, 2026, we had $250.0 million of outstanding USD-denominated variable-rate debt for the 2025 Unsecured Term Loan. The 2025 Unsecured Term Loan is unhedged and bears interest at daily SOFR, which was approximately 3.63% at March 31, 2026, and is subject to a contractual margin of 0.95%.
Additionally, as of March 31, 2026, we had $245.0 million, C$113.0 million, €70.5 million, A$230.5 million, and NZ$68.5 million outstanding of Senior Unsecured Revolving Credit Facility draws. At March 31, 2026, adjusted daily SOFR (which includes an adjustment of 0.10%) (USD) was approximately 3.73%, adjusted daily CORRA (which includes an adjustment of 0.30%) (CAD) was approximately 2.59%, one-month BBSW (AUD) was approximately 4.11%, one-month EURIBOR (Euro) was approximately 1.89%, and one-month BKBM (NZD) was approximately 2.48%. These rates are also subject to contractual margins of 0.84%.
The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $8.6 million, and a 100 basis point decrease in market interest rates would result in a decrease in annual interest expense of approximately $8.6 million.
Our interest rate risk exposure at March 31, 2026 was not materially different than what we disclosed in our 2025 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at March 31, 2026 was not materially different than what we disclosed in our 2025 Annual Report on Form 10-K as filed with the SEC. The information concerning foreign currency risk in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2025 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2025 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of March 31, 2026, no material changes had occurred to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).

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
10.1
Offer Letter by and between Americold Logistics, LLC and Christopher Papa dated January 7, 2026 (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on January 26, 2026)

10.2
Americold Logistics, LLC Executive Severance Plan, as amended, dated December 9, 2024 (incorporated by reference to Exhibit 10.2 to Americold Realty Trust’s Current Report on Form 8-K filed on January 26, 2026)

22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on September 3, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025; (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	May 7, 2026	By:	/s/ Christopher J. Papa
		Name:	Christopher J. Papa
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)