Form 10-Q
period 2026-06-30
AMERICOLD REALTY TRUST
filed 2026-08-06
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2026
Common Stock, $0.01 par value per share	285,480,551

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
•risks related to expansions of existing properties and developments of new properties, including failure to meet budgeted or stabilized returns within expected time frames, or the impairment of any of our properties;
•uncertainty of revenues, given the nature of our customer contracts;

•acquisition risks, including the failure to identify or complete attractive acquisitions or failure to realize the intended benefits from our recent acquisitions;
•risks related to any failure to consummate our joint venture with EQT on the terms or timeline currently anticipated, or at all, due to the failure to satisfy closing conditions, obtain necessary approvals or consents, or other factors beyond our control;
•risks related to any failure to achieve the anticipated benefits, synergies or returns from our joint venture with EQT, including as a result of unanticipated costs or liabilities, difficulties in integrating joint venture operations, or the failure of the joint venture to perform in accordance with our expectations;
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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	June 30, 2026	December 31, 2025
Assets
Property, buildings, and equipment:
Land	$817,453	$818,606
Buildings and improvements	4,766,175	4,798,286
Machinery and equipment	1,753,123	1,612,744
Assets under construction	573,897	756,798
	7,910,648	7,986,434
Accumulated depreciation	(2,790,561)	(2,641,241)
Property, buildings, and equipment – net	5,120,087	5,345,193

Operating leases - net	162,186	179,935
Financing leases - net	177,341	157,936

Cash, cash equivalents, and restricted cash	40,470	136,863
Accounts receivable - net of allowance of $16,260 and $16,396 at June 30, 2026 and December 31, 2025, respectively	397,253	368,521
Identifiable intangible assets – net	796,956	819,494
Goodwill	826,695	828,335
Investments in and advances to partially owned entities	15,963	39,231
Other assets	274,186	246,090
Total assets	$7,811,137	$8,121,598

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$451,285	$332,111
Accounts payable and accrued expenses	599,607	574,059
Senior unsecured notes and term loans - net of deferred financing costs of $16,939 and $16,001 at June 30, 2026 and December 31, 2025, respectively	3,790,436	3,792,123
Sale-leaseback financing obligations	40,909	42,352
Financing lease obligations	172,085	152,262
Operating lease obligations	165,195	179,965
Unearned revenues	22,651	20,169
Deferred tax liability - net	110,108	98,591
Other liabilities	7,809	7,953
Total liabilities	5,360,085	5,199,585
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 285,432,128 and 284,871,943 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,853	2,848
Paid-in capital	5,673,791	5,664,195
Accumulated deficit and distributions in excess of net earnings	(3,208,249)	(2,719,408)
Accumulated other comprehensive loss	(53,889)	(63,190)
Total stockholders’ equity	2,414,506	2,884,445
Noncontrolling interests	36,546	37,568
Total equity	2,451,052	2,922,013
Total liabilities and equity	$7,811,137	$8,121,598

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rent, storage, and warehouse services	$603,573	$602,651	$1,181,486	$1,187,638
Transportation services	59,317	48,097	111,274	92,090
Total revenues	662,890	650,748	1,292,760	1,279,728
Operating expenses:
Rent, storage, and warehouse services cost of operations	401,838	399,737	793,045	786,130
Transportation services cost of operations	48,365	39,355	91,519	76,094
Depreciation and amortization	102,931	90,462	194,591	179,444
Selling, general, and administrative	62,864	66,907	134,183	136,142
Transactions, strategic initiatives and other costs, net	28,470	23,226	48,915	48,640
Impairment of long-lived assets	309,572	5,226	309,572	5,226
Net gain from sale of real estate	(3,316)	(11,760)	(5,521)	(11,760)
Total operating expenses	950,724	613,153	1,566,304	1,219,916

Operating (loss) income	(287,834)	37,595	(273,544)	59,812

Other (expense) income:
Interest expense	(42,300)	(38,245)	(83,819)	(74,362)
Loss from investments in partially owned entities	(520)	(335)	(932)	(1,698)
Other, net	6,928	5,775	14,311	7,071
(Loss) income before income taxes	(323,726)	4,790	(343,984)	(9,177)

Income tax expense:
Current income tax	(1,516)	(1,995)	(4,456)	(3,928)
Deferred income tax	(21,218)	(1,245)	(11,712)	(1,818)
Total income tax expense	(22,734)	(3,240)	(16,168)	(5,746)

Net (loss) income	$(346,460)	$1,550	$(360,152)	$(14,923)
Net (loss) income attributable to noncontrolling interests	(3,650)	11	(3,785)	(82)
Net (loss) income attributable to Americold Realty Trust, Inc.	$(342,810)	$1,539	$(356,367)	$(14,841)

Weighted average common stock outstanding – basic	286,881	285,604	286,572	285,484
Weighted average common stock outstanding – diluted	286,881	285,794	286,572	285,484

Net (loss) income per common share - basic	$(1.19)	$0.01	$(1.24)	$(0.05)
Net (loss) income per common share - diluted	$(1.19)	$0.01	$(1.24)	$(0.05)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(346,460)	$1,550	$(360,152)	$(14,923)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	(2)	(49)	(35)	(98)
Unrealized net gain (loss) on foreign currency	4,687	(13,213)	9,533	(19,061)
Unrealized net loss on cash flow hedges	(4,066)	(3,194)	(197)	(12,030)
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust, Inc.	619	(16,456)	9,301	(31,189)
Other comprehensive income (loss) attributable to noncontrolling interests	6	(119)	70	(201)
Total comprehensive loss	$(345,835)	$(15,025)	$(350,781)	$(46,313)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2025	284,871,943	$2,848	$5,664,195	$(2,719,408)	$(63,190)	$37,568	$2,922,013
Net loss	—	—	—	(13,557)	—	(135)	(13,692)
Other comprehensive income	—	—	—	—	8,682	64	8,746
Distributions on common stock, restricted stock and OP units	—	—	—	(66,240)	—	(668)	(66,908)
Stock-based compensation expense	—	—	6,379	—	—	2,053	8,432
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	422,931	4	60	—	—	—	64
Balance - March 31, 2026	285,294,874	$2,852	$5,670,634	$(2,799,205)	$(54,508)	$38,882	$2,858,655
Net loss				(342,810)		(3,650)	(346,460)
Other comprehensive income					619	6	625
Distributions on common stock, restricted stock and OP units				(66,234)		(672)	(66,906)
Stock-based compensation expense			3,631			1,980	5,611
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	137,254	1	(474)				(473)
Balance - June 30, 2026	285,432,128	$2,853	$5,673,791	$(3,208,249)	$(53,889)	$36,546	$2,451,052

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(16,380)	—	(93)	(16,473)
Other comprehensive loss	—	—	—	—	(14,733)	(82)	(14,815)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,573)	—	(464)	(66,037)
Stock-based compensation expense	—	—	5,175	—	—	3,045	8,220
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	367,887	4	(379)	—	—	—	(375)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Balance - March 31, 2025	284,719,592	$2,847	$5,653,251	$(2,423,607)	$(42,012)	$28,580	$3,219,059
Net income	—	—	—	1,539	—	11	1,550
Other comprehensive loss	—	—	—	—	(16,456)	(119)	(16,575)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,883)	—	(481)	(66,364)
Stock-based compensation expense	—	—	3,869	—	—	3,716	7,585
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	23,788	—	65	—	—	—	65
Conversion of OP units to common stock	1,621	—	35	—	—	(35)	—
Balance - June 30, 2025	284,745,001	$2,847	$5,657,220	$(2,487,951)	$(58,468)	$31,672	$3,145,320

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(360,152)	$(14,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	194,591	179,444
Amortization of deferred financing costs and pension withdrawal liability	3,138	2,923
Project Orion deferred costs amortization	5,189	6,871
Gain from sale of partially owned entity	—	(2,420)
Loss from investments in partially owned entities	932	1,698
Stock-based compensation expense	14,043	15,805
Deferred income tax expense	11,712	1,818
Provision for doubtful accounts receivable	2,322	1,344
Impairment of long-lived assets	309,572	5,226
Non-cash operating lease expenses	16,639	18,951
Net gain from sale of real estate	(5,521)	(11,760)
Changes in operating assets and liabilities:
Accounts receivable	(30,524)	26,937
Accounts payable and accrued expenses	19,415	(36,265)
Other assets	(22,924)	(27,006)
Operating lease liabilities	(15,617)	(18,449)
Proceeds from settlement of treasury lock hedge transactions	—	1,292
Other, net	(2,815)	(967)
Net cash provided by operating activities	140,000	150,519
Investing activities:
Additions to property, buildings and equipment	(250,422)	(290,218)
Acquisitions of property, buildings, and equipment, net of cash acquired	(18,707)	—
Business combinations, net of cash acquired	—	(108,448)
Investments in and advances to partially owned entities and other, net	—	(19,216)
Proceeds from collection of advances to partially owned entities	23,388	—
Proceeds from sale of property, buildings, and equipment	30,008	21,581
Proceeds from sale of investments in partially owned entities	—	27,471
Net cash used in investing activities	(215,733)	(368,830)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(132,595)	(129,632)
Proceeds from stock options exercised	2,047	2,293
Proceeds from employee stock purchase plan	—	1,577
Remittance of withholding taxes related to employee stock-based transactions	(2,456)	(2,646)
Proceeds from revolving line of credit	618,718	314,735
Repayment on revolving line of credit	(505,448)	(298,000)
Repayment of sale-leaseback financing obligations	(1,444)	(1,969)
Repayment of financing lease obligations	(21,775)	(14,854)
Payment of debt issuance costs	(10,436)	(4,186)
Proceeds from public senior unsecured notes offering	—	400,000
Repayment of senior unsecured notes	(200,000)	—
Proceeds from senior unsecured term loans	232,515	—
Net cash (used in) provided by financing activities	(20,874)	267,318
Net (decrease) increase in cash, cash equivalents, and restricted cash	(96,607)	49,007
Effect of foreign currency translation on cash, cash equivalents and restricted cash	214	4,717
Cash, cash equivalents and restricted cash:
Beginning of period	136,863	47,652
End of period	$40,470	$101,376

Supplemental disclosures of non-cash investing and financing activities:
Addition of property, buildings, and equipment on accrual	$45,753	$36,178
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,015	$8,215
Finance leases	$41,685	$35,988

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$84,831	$64,650
Income taxes paid – net of refunds	$2,952	$3,986
See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of June 30, 2026, the Company operated 224 warehouses globally, totaling approximately 1.4 billion cubic feet, with 179 warehouses in North America, 23 warehouses in Europe, 20 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of June 30, 2026, our business includes two primary business segments: Warehouse and Transportation. We also have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.
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
Segment Reorganization
As of January 1, 2026, the Company revised the operating segment information regularly provided to the Company's Chief Operating Decision Maker (the “CODM”) to combine the Warehouse and the former Third-

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
party managed operating segments. As a result of this change, the Company now has two reportable operating segments: Warehouse and Transportation. All prior period comparative financial information has been recast to reflect the revised segment structure. See Note 10 - Segment Information for additional information of the Company's reportable segments.
Properties Held for Sale
As of June 30, 2026, the Company had eight properties, located in North America, held for sale contained within Property, buildings, and equipment – net on the Condensed Consolidated Balance Sheets. Such assets are measured at a carrying value of $197.7 million, as the carrying value did not exceed the estimated fair value less estimated costs to sell as of June 30, 2026. The Company expects these properties to be sold within one year.
Impairment of Long-Lived Assets

During the six months ended June 30, 2026, the Company recognized $309.6 million of impairment charges within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations which is primarily associated with a mutual agreement with a customer to wind-down operations at our Lancaster, PA and Plainville, CT facilities. The impairment charges were measured based on the estimated fair value of the real estate assets. Fair value was determined using observable inputs where available, including underlying real estate assets, as well as unobservable inputs. The fair value measurements were classified as Level 3 within the fair value hierarchy further disclosed in Note 6 - Fair Value Measurements within these Condensed Consolidated Financial Statements. Significant unobservable inputs included estimated market values per cubic foot, which ranged from approximately $7.35 to $8.30 per cubic foot.
During the six months ended June 30, 2025, the Company recorded impairment charges of $5.2 million primarily related to the exit or anticipated exit of certain warehouse operations.
Joint Venture Activity
On May 7, 2026, the Company announced the signing of a joint venture agreement with EQT Partners (“EQT”), one of the world’s largest private equity investors, to create a new North American joint venture focused on the ownership, operation, and development of high-quality cold storage warehouse facilities.
Under the terms of the agreement, EQT and the Company will hold 70% and 30% equity interests, respectively, in the new venture. At inception, the Company will contribute 12 cold storage facilities to the joint venture and expects to receive proceeds from such transfer, which will be used to pay down outstanding indebtedness of the Company. The transaction is subject to customary closing conditions.
During the three months ended June 30, 2026, the RSA joint venture repaid its outstanding loan balance of $23.4 million. Cash proceeds from the repayment were included in Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows.
Foreign Currency Related Transactions
Exchange rate adjustments resulting from foreign currency transactions are recognized in “Net (loss) income” in the Condensed Consolidated Statements of Operations, and to a lesser extent Unrealized net gain (loss) on foreign currency for the remeasurement of third party liabilities designated as net investment hedges which are further described in Note 5- Derivatives within these Condensed Consolidated Financial Statements. Exchange rate

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
adjustments resulting from the translation of financial statements are recognized in “Unrealized net gain (loss) on foreign currency” in the Condensed Consolidated Statements of Comprehensive Loss. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using period-end exchange rates and income statement accounts are translated at weighted average exchange rates.
For the three months ended June 30, 2026 and 2025, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was immaterial.

For the six months ended June 30, 2026, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was gain of $4.6 million. For the six months ended June 30, 2025, the amount of foreign currency remeasurement recognized in the Condensed Consolidated Statements of Operations within “Other, net” was immaterial.

For the three months ended June 30, 2026 and 2025, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net gain (loss) on foreign currency” was a gain of $4.7 million and a loss of $13.2 million, respectively.

For the six months ended June 30, 2026 and 2025, the amount of foreign currency translation recognized in the Condensed Consolidated Statements of Comprehensive Loss within “Unrealized net gain (loss) on foreign currency” was a gain of $9.5 million and a loss of $19.1 million, respectively.

Recent Rules and Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the planned method of adoption as well as the impact of this standard on our Consolidated Financial Statements and the related footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software. This standard eliminates the prescriptive “project stage” model in ASC 350-40, clarifies the threshold for when entities begin capitalizing software development costs, and requires that disclosure requirements under ASC 360, Property, Plant, and Equipment – Overall, also apply to capitalized software costs regardless of presentation. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the method of adoption as well as the overall impact of this guidance but does

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
not expect its adoption to have a material effect on the Consolidated Financial Statements or related footnote disclosures.
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. This ASU incorporates a disclosure principle that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity, as well as clarifies the applicability of interim disclosure requirements. This ASU is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively to any or all periods presented. The Company is currently evaluating when it will adopt the ASU and the impact of this guidance but does not expect its adoption to have a material effect on the Consolidated Financial Statements or related footnote disclosures.
In May 2026, the FASB issued Accounting Standards Update ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and environmental credit obligations. The amendments in ASU 2026-02 are effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the provisions of ASU 2026-02, including the applicability of the guidance to the Company's environmental credit activities, and is assessing the impact that adoption of the standard may have on its Consolidated Financial Statements or related footnote disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2. Asset Acquisitions and Business Combinations
Acquisition Completed During 2026
Massillon Acquisition

On March 18, 2026, the Company completed the acquisition of Massillon (the “Massillon acquisition”), a previously leased warehouse facility located in Massillon, Ohio, for total consideration of $18.7 million. The Company purchased the property for investment purposes, intending to hold it for rental income and capital appreciation. This transaction was accounted for as an asset acquisition. The Company allocated the total $18.7 million consideration based on the relative fair values of the assets acquired using the principles of ASC 805 - Business Combinations and ASC 820 - Fair Value Measurement, to property, building, and equipment. The finalized fair values of the assets acquired and the related acquisition accounting are based on management’s estimates and assumptions, as well as other information compiled by management including information from prior valuations of similar entities and the books and records of Massillon.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Transactions, Strategic Initiatives and Other Costs, Net
The components of the charges and credits included in “Transactions, strategic initiatives and other costs, net” in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transactions, strategic initiatives and other costs, net	(In thousands)
Orion Related Costs:
Transformation related costs (non-capitalizable costs)(1)(2)	$9,150	$10,874	$12,942	$19,593
Oracle related costs (non-capitalizable costs)(1)(2)	1,929	4,568	4,073	7,345
Total Orion related costs	11,079	15,442	17,015	26,938

Acquisition and transaction related costs	7,499	528	11,486	3,345
Severance and other compensation costs(2)	4,907	2,454	10,350	4,010

Held for sale, closed, and idled site costs, net, excluding severance
Lease termination fees	—	—	—	4,957
Other costs, net	4,542	3,370	8,351	6,028
Total held for sale, closed, and idled sites, net, excluding severance	4,542	3,370	8,351	10,985

Cyber incident related costs, net of insurance recoveries	83	462	177	2,130
Other, net(2)	360	970	1,536	1,232
Total Transactions, strategic initiatives and other costs, net	$28,470	$23,226	$48,915	$48,640
(1)Beginning with the year ended December 31, 2025, the Company has begun presenting Orion related non-capitalizable costs separately within the table above.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
Orion: Transformation related costs (non-capitalizable costs) represent the non-capitalizable portion of various transformation-related projects, including but not limited to various cost reduction and market expansion initiatives.
Orion: Oracle related costs (non-capitalizable costs) represent the non-capitalizable portion of charges related to the implementation of the Company’s new cloud-based ERP system, Oracle, and related applications. The Company deployed Project Orion (Oracle-related) in North America and Asia Pacific during the second quarter of 2024 and is currently implementing the project in its European operations.
Acquisition and transaction related costs include costs associated with any potential acquisition and joint venture activity, whether consummated or not, such as advisory, legal, accounting, valuation, and other professional or consulting fees. During the six months ended June 30, 2026, these costs also included those associated with the anticipated formation of the joint venture with EQT Partners which is further described in Note 1 - General to these Condensed Consolidated Financial Statements. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate acquisition integration, such as work associated with information systems and other projects, including spending to support future acquisitions, which primarily consists of professional services. We consider acquisition-related costs to be corporate costs regardless of the segment or segments involved in the transaction.

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
Held for sale, closed, and idled site costs, net, excluding severance includes expenses incurred to wind down operations at sites held for sale, closed, sold, or idled within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, and asset retirement obligations, but exclude any reduction in workforce or severance-related costs associated with the exit of these operations, as those expenses are included within Severance and other compensation costs.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Senior Unsecured Notes	$2,506,687	$2,730,980
Senior Unsecured Term Loans	1,300,688	1,077,144
Senior Unsecured Revolving Credit Facility	451,285	332,111
Total principal amount of indebtedness	$4,258,660	$4,140,235
Less: unamortized deferred financing costs(1)	(16,939)	(16,001)
Total indebtedness, net of deferred financing costs	$4,241,721	$4,124,234
(1)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within Other assets on the accompanying Condensed Consolidated Balance Sheets.
The following table provides additional details of our Senior Unsecured Notes as of June 30, 2026 and December 31, 2025:

			June 30, 2026		December 31, 2025
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes(1)	01/2026	4.68%	$—	$—	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	456,900	€400,000	469,856
Private Series E Notes	01/2033	1.65%	€350,000	399,787	€350,000	411,124
Public 5.600% Notes	05/2032	5.60%	$400,000	400,000	$400,000	400,000
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,506,687		$2,730,980
(1)The Private Series A Senior Unsecured Notes were repaid in full on the stated maturity date of January 8, 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2026, the Company amended the terms of certain tranches of the Senior Unsecured Term Loans, which is further described below. The following table provides additional details of our Senior Unsecured Term Loans as of June 30, 2026 and December 31, 2025:

		June 30, 2026				December 31, 2025
	Stated Maturity Date(1)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(3)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
2025 Unsecured Term Loan	09/2026(4)	SOFR + 0.95%		$250,000	$250,000	SOFR + 0.95%		$250,000	$250,000
AUD Term Loan Facility	06/2031	BBSW + 0.90%	A$	230,000	159,134	—		$—	—
Tranche A-1	08/2026	SOFR + 0.95%		$375,000	375,000	SOFR + 0.94%		$375,000	375,000
Tranche A-2	06/2031(4)	CORRA + 0.90%	C$	350,000	246,554	CORRA + 0.94%	C$	250,000	182,144
Delayed Draw Tranche A-3	01/2028	SOFR + 0.95%		$270,000	270,000	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loans					$1,300,688				$1,077,144
(1)Pursuant to the Amended and Restated Syndicated Facility Agreement further described below, the 2025 Unsecured Term Loan includes an option for two remaining three-month extensions past the amended contractual maturity date in September of 2026. Pursuant to the Amended and Restated Syndicated Facility Agreement further described below, Tranche A-1 includes an option for four remaining three-month extensions past the previously extended contractual maturity date in August of 2026.
(2)2025 Unsecured Term Loan SOFR = daily SOFR, AUD Term Loan Facility BBSW = one-month Bank Bill Swap Rate, Tranche A-1 and Delayed Draw Tranche A-3 SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), and CORRA = daily CORRA. Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps for Tranche A-1, Tranche A-2, and A-3 Delayed Draw Tranche. The interest rate swaps for Tranche A-1 and Delayed Draw Tranche A-3 were terminated as of June 30, 2026.
(3)As of December 31, 2025, 2025 Unsecured Term Loan SOFR = daily SOFR, Tranche A-1 and Delayed Draw Tranche A-3 SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), and CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%).
(4)As of December 31, 2025, the stated maturity date of the 2025 Unsecured Term Loan was June of 2026 with an option for one six-month extension past the initial contractual maturity date in June of 2026. As of December 31, 2025, the stated maturity date of the Tranche A-2 was January of 2028 with no extension options.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2026, the Company amended the Senior Unsecured Revolving Credit Facility to extend the maturity date from August 2026 to June 2030. Further details of the amendment are included below. The following table provides additional details of our Senior Unsecured Revolving Credit Facility as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate (2)	Borrowing Currency		Carrying Amount (USD)
	(In thousands, except percentages)
U.S. dollar	SOFR + 0.80%		$305,000	$305,000	SOFR + 0.84%		$—	$—
Australian dollar	BBSW + 0.80%	A$	—	—	BBSW + 0.84%	A$	207,500	138,469
Canadian dollar	CORRA + 0.80%	C$	22,000	15,498	CORRA + 0.84%	C$	98,000	71,400
Euro	EURIBOR + 0.80%		€70,500	80,529	EURIBOR + 0.84%		€70,500	82,812
New Zealand dollar	BKBM + 0.80%	NZ$	88,500	50,258	BKBM + 0.84%	NZ$	68,500	39,430
Total Senior Unsecured Revolving Credit Facility(3)				$451,285				$332,111
(1)SOFR = daily SOFR, BBSW = one-month Bank Bill Swap Rate, CORRA = daily CORRA, EURIBOR = one-month Euro Interbank Offered Rate, BKBM = one-month Bank Bill Reference Rate.
(2)As of December 31, 2025, SOFR = adjusted daily SOFR (which includes an adjustment of 0.10%), BBSW = one-month Bank Bill Swap Rate, CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%), EURIBOR = one-month Euro Interbank Offered Rate, BKBM = one-month Bank Bill Reference Rate.
(3)Pursuant to the Amended and Restated Syndicated Facility Agreement, the Senior Unsecured Revolving Credit Facility matures in June of 2030; however, the terms of the agreement include an option for two six-month extensions past the amended contractual maturity date in June of 2030.
Senior Unsecured Credit Facility Amendment
In June of 2026, the Company entered into an Amended and Restated Syndicated Facility Agreement (“Senior Unsecured Credit Facility”) that amended and restated the prior agreement dated August 23, 2022. The amendment increased the Term Loan A-2 tranche by C$100 million, added a new A$230 million AUD Term Loan Facility, extended the maturity dates associated with certain borrowings within the facility, and modified the pricing grid applicable to certain borrowings. Outstanding borrowings continue to bear interest at variable rates based on SOFR or the applicable alternative currency benchmark rate plus an applicable margin determined by the Company's debt ratings.
The Senior Unsecured Term Loan consists of various tranches. Tranche A-1 consists of a $375 million USD term loan. Pursuant to the Amended and Restated Syndicated Facility Agreement, the terms of the agreement include an option for four three-month extensions past the previously extended contractual maturity date in August 2026.
Tranche A-2 consists of a C$350 million term loan, an increase from the previous amount of C$250 million. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2031 from the previous maturity date of January 2028, and does not have any extension options. The C$100 million increase was fully borrowed in June of 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
Tranche A-3 consists of a $270 million USD term loan delayed draw facility, which matures in January 2028 and does not have any extension options.
The 2025 Unsecured Term Loan is comprised of a $250 million USD term loan delayed draw facility. The 2025 Unsecured Term Loan originally included an option for one six-month extension past the initial contractual maturity date in June 2026. In May 2026, the Company entered into an amendment to replace the original six-month extension option with two three-month extension options past the initial contractual maturity date in June

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
2026. In May 2026, the Company exercised the first three-month extension, which extended the maturity date to September 2026. Subsequently, in June 2026, the Company entered into the Amended and Restated Syndicated Facility Agreement which allows for two additional three-month extension options past the amended contractual maturity date in September 2026.
The Amended and Restated Syndicated Facility Agreement provided for a A$230 million AUD Term Loan Facility with a maturity date of June 2031 and no extension options. The AUD Term Loan Facility bears interest at a rate of BBSW + 0.90% and interest is payable monthly with the first payment occurring on July 31, 2026. The AUD Term Loan Facility was fully borrowed in June of 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multi-currency component. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2030 from the previous maturity date of August 2026; however, the Company has the option to extend the maturity up to two times, each for a six-month period.
In connection with the Amended and Restated Syndicated Facility Agreement, the Company incurred approximately $11.1 million of debt issuance costs, of which $2.7 million was recorded within “Senior unsecured notes and term loans - net of deferred financing costs” in the accompanying Condensed Consolidated Balance Sheets, and $8.4 million related to the Revolving Credit Facility was recorded within “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
Public Debt Offerings
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, and certain subsidiaries of the Operating Partnership. Further details of this offering are described in Note 9 - Debt to the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025. The proceeds from the issuance of the Public 5.600% Notes were used to repay a portion of borrowings previously outstanding.
Refer to Note 9 - Debt to the Consolidated Financial Statements in the Company’s 2025 Annual Report on Form 10-K as filed with the SEC for further details of our outstanding indebtedness.
As of June 30, 2026, we were in compliance with all debt covenants.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments

During the six months ended June 30, 2026, the Australian dollar-denominated Senior Unsecured Revolving Credit Facility, that was previously held by the Company’s United States-based subsidiary, was fully repaid and redrawn by its Australian-based subsidiary. As a result, the Company no longer designated the revolver draw as a hedge of its net investment in its Australian-based subsidiary as of June 30, 2026.

As of June 30, 2026, the Company designated €820.5 million of debt and accrued interest as a hedge of its net investment in its Europe-based subsidiary. As of December 31, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investment in its Australian-based and Europe-based subsidiaries, respectively. The remeasurement of these instruments is recorded in “Unrealized net gain (loss) on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.
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
During the three months ended June 30, 2026, the Company de-designated and subsequently terminated interest rate swap agreements with notional amounts of $200 million, $175 million, and $270 million due to a change in the facts and circumstances associated with the forecasted transactions. Upon termination, the Company received cash proceeds of $6.4 million. As a result, the Company recognized a gain of $5.9 million in “Other, net” on the accompanying Condensed Consolidated Statements of Operations. The gain includes changes in the fair value of the swaps between the de-designation and termination dates of $2.0 million, as well as the reclassification of amounts previously recorded in Accumulated other comprehensive loss (“AOCI”) related to the forecasted transactions that are no longer probable of occurring of $3.9 million. The remaining AOCI balance associated with these hedges is immaterial and will continue to be reclassified into “Interest expense” on the accompanying Condensed Consolidated Statements of Operations through the expected repayment date of the related debt.
The following tables include the key provisions of the Company’s interest rate swap agreements, including the fair value, as of June 30, 2026 and December 31, 2025:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of June 30, 2026	Liability Fair Value as of June 30, 2026
				(In thousands)
C$250 million	3.59%	9/23/2022	12/31/2027	$—	$1,939
			Total	$—	$1,939

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2025	Liability Fair Value as of December 31, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$736	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	493
$270 million	3.05%	11/01/2022	12/31/2027	1,170	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	2,910
			Total	$1,906	$3,403
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
There have been no significant changes to our policy or strategy related to derivative financial instruments, outside of those changes described above, from that disclosed in our 2025 Annual Report on Form 10-K.
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net loss on cash flow hedges” on the accompanying Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified as an increase to “Interest expense”.
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, including the impacts to Accumulated other comprehensive loss (“AOCI”):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest rate swaps	$134	$(1,306)	$4,439	$(7,827)
Treasury locks	—	—	—	1,292
Foreign currency exchange forwards	—	(1,598)	—	(1,598)
Cross-currency swap	—	(5,266)	—	(7,806)
Total designated derivative financial instruments	$134	$(8,170)	$4,439	$(15,939)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(In thousands)
Interest rate swaps	Interest expense	$285	$1,653	$675	$3,452
Interest rate swaps	Other, net	3,869	—	3,869	—
Treasury locks	Interest expense	46	45	92	45
Cross-currency swap	Foreign currency exchange loss, net	—	(5,126)	—	(6,021)
Cross-currency swap	Interest expense	—	50	—	213
Total designated derivative financial instruments		$4,200	$(3,378)	$4,636	$(2,311)
The Company’s derivatives are subject to master netting agreements. There were no impacts from offsetting as of June 30, 2026 and the impacts from offsetting were immaterial as of December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Fair Value Measurements
As of June 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of the instruments.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	June 30, 2026	December 31, 2025
		(In thousands)
Measured at fair value on a recurring basis:(2)
Interest rate swap assets	Level 2	$—	$1,906
Interest rate swap liabilities	Level 2	$1,939	$3,403

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$155,813	$20,885

Disclosed at fair value:
Public 5.600% Notes(1)	Level 2	$401,292	$404,334
Public 5.409% Notes(1)	Level 2	$486,400	$489,960
Senior Unsecured Notes (excluding Public 5.600% Notes and Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$3,232,407	$3,128,449
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 4 - Debt to these Condensed Consolidated Financial Statements.
(2)For further information regarding the fair value of assets held by various pension plans refer to Note 13 - Fair Value of our 2025 Annual Report on Form 10-K.
7. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2026 and 2025 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and six months ended June 30, 2026 and 2025, the effective tax rate was impacted by the blend of pre-tax book income and losses generated year over year by jurisdiction. During the six months ended June 30, 2026, a non-recurring $3.9 million discrete tax expense was recognized attributable to the establishment of a valuation allowance in the U.S.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The international tax framework (“Pillar Two”) created by the Organization for Economic Co-operation and Development (“OECD”) includes a global minimum tax of 15 percent. Legislation adopting these provisions has been enacted in certain jurisdictions where the Company operates and was effective starting in the Company's 2024 calendar year. The Company concluded that the legislation does not have a material impact on the Company’s income tax expense. On January 5, 2026, the OECD announced a comprehensive Side-by-Side safe harbor package (the “SBS Safe Harbor”) that, if enacted, would exempt U.S.-parented multinational companies from certain Top-Up Taxes under Pillar Two beginning January 1, 2026. While the SBS Safe Harbor is not yet enacted in any foreign jurisdiction where we operate, we expect that the SBS Safe Harbor may be adopted prior to the year ended December 31, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 - Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The legislation was signed into law during the six months ended September 30, 2025. Certain provisions apply to tax years beginning after December 31, 2025, the estimated impact was included in continuing operations for the three and six months ended June 30, 2026 and was not material.

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

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of June 30, 2026 and December 31, 2025 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of June 30, 2026 and December 31, 2025.
Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of June 30, 2026 and December 31, 2025. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(54,508)	$(42,012)	$(63,190)	$(27,279)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$877	$849	$910	$898
Net loss arising during period	(2)	(49)	(35)	(98)
Net loss on pension and other postretirement benefit	(2)	(49)	(35)	(98)
Balance at end of period, net of tax	$875	$800	$875	$800
Foreign currency:
Balance at beginning of period, net of tax	$(64,047)	$(51,876)	$(68,893)	$(46,028)
Cumulative translation adjustment	(6,383)	71,771	(8,937)	105,264
Non-derivative net investment hedges(1)	11,070	(85,758)	18,470	(125,099)
Derivative net investment hedge(1)	—	(1,598)	—	(1,598)
Reclassification of CTA to earnings upon sale of partially owned entity	—	2,372	—	2,372
Net gain (loss) on foreign currency translation	4,687	(13,213)	9,533	(19,061)
Balance at end of period, net of tax	$(59,360)	$(65,089)	$(59,360)	$(65,089)
Designated derivatives:
Balance at beginning of period, net of tax	$8,662	$9,015	$4,793	$17,851
Cash flow hedge derivatives(1)	134	(6,572)	4,439	(14,341)
Net amount reclassified from AOCI to earnings(1)	(4,200)	3,378	(4,636)	2,311
Net loss on designated derivatives	(4,066)	(3,194)	(197)	(12,030)
Balance at end of period, net of tax	$4,596	$5,821	$4,596	$5,821
Closing balance - accumulated other comprehensive loss	$(53,889)	$(58,468)	$(53,889)	$(58,468)
(1)Refer to Note 5 - Derivative Financial Instruments for details of our derivative and designated non-derivative financial instruments, including the classification on the Condensed Consolidated Statements of Operations for items reclassified from AOCI to Net (loss) income.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
10. Segment Information
Our operating segments are aggregated into two reportable segments: Warehouse and Transportation.
As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure. Refer to Note 1 - General for further details on this change.
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
The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to (Loss) income before income taxes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Segment revenues:
Warehouse(1)	$603,573	$602,651	$1,181,486	$1,187,638
Transportation	59,317	48,097	111,274	92,090
Total revenues	662,890	650,748	1,292,760	1,279,728

Significant Segment Expenses:
Warehouse(1):
Power	38,114	35,544	71,937	67,255
Other facilities costs(2)	60,379	61,804	121,602	121,527
Labor	254,904	253,853	507,622	501,297
Other services costs(2)	48,441	48,536	91,884	96,051
Total warehouse cost of operations	401,838	399,737	793,045	786,130

Transportation services cost of operations	48,365	39,355	91,519	76,094
Total segment expenses	$450,203	$439,092	$884,564	$862,224

Segment contribution:
Warehouse(1)	201,735	202,914	388,441	401,508
Transportation	10,952	8,742	19,755	15,996
Total segment contribution	212,687	211,656	408,196	417,504

Depreciation and amortization expense	(102,931)	(90,462)	(194,591)	(179,444)
Selling, general, and administrative expense	(62,864)	(66,907)	(134,183)	(136,142)
Transactions, strategic initiatives and other costs, net	(28,470)	(23,226)	(48,915)	(48,640)
Impairment of long-lived assets	(309,572)	(5,226)	(309,572)	(5,226)
Net gain from sale of real estate	3,316	11,760	5,521	11,760
Interest expense	(42,300)	(38,245)	(83,819)	(74,362)
Loss from investments in partially owned entities	(520)	(335)	(932)	(1,698)
Other, net	6,928	5,775	14,311	7,071
(Loss) income before income taxes	$(323,726)	$4,790	$(343,984)	$(9,177)
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
A reconciliation of the basic and diluted weighted-average common stock outstanding for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Weighted average common stock outstanding – basic	286,881	285,604	286,572	285,484
Dilutive effect of stock-based awards	—	190	—	—
Weighted average common stock outstanding – diluted	286,881	285,794	286,572	285,484
For the three months ended June 30, 2025 , potential common stock under the treasury stock method and the if-converted method was dilutive because the Company reported net income for the period. For the three months ended June 30, 2026 and the six months ended June 30, 2026 and 2025, potential common stock under the treasury stock method and the if-converted method were antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between Basic and Diluted loss per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of Diluted (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Employee stock options	5	—	8	34
Restricted stock units	639	1,028	719	817
Operating Partnership units	192	523	318	343
Total	836	1,551	1,045	1,194

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
12. Revenue from Contracts with Customers
Disaggregated Revenues
As of January 1, 2026, the Company's former Third-Party Managed reportable segment is included under the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure. Refer to Note 1 - General for further details on this change.
The following tables represent a disaggregation of revenues from contracts with customers for the three and six months ended June 30, 2026 and 2025, by segment and geographic region:

	Three Months Ended June 30, 2026
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$194,206	$21,598	$21,291	$1,501	$238,596
Warehouse services(1)	267,136	27,728	53,912	1,132	349,908
Transportation	29,033	12,829	16,689	766	59,317
Total revenues(2)	490,375	62,155	91,892	3,399	647,821
Lease revenues(3)	13,970	626	473	—	15,069
Total revenues	$504,345	$62,781	$92,365	$3,399	$662,890

	Three Months Ended June 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$201,585	$18,995	$18,521	$2,022	$241,123
Warehouse services(1)	272,347	26,661	45,499	1,412	345,919
Transportation	22,917	11,921	12,540	719	48,097
Total revenues(2)	496,849	57,577	76,560	4,153	635,139
Lease revenues(3)	14,063	929	617	—	15,609
Total revenues	$510,912	$58,506	$77,177	$4,153	$650,748
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
(3)Revenues are within the scope of ASC 842: Leases.

	Six Months Ended June 30, 2026
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$382,895	$42,377	$41,660	$3,080	$470,012
Warehouse services(1)	518,507	55,074	105,975	2,210	681,766
Transportation	53,542	25,775	30,562	1,395	111,274
Total revenues(2)	954,944	123,226	178,197	6,685	1,263,052
Lease revenues(3)	27,505	1,269	934	—	29,708
Total revenues	$982,449	$124,495	$179,131	$6,685	$1,292,760

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$403,599	$36,557	$36,353	$3,913	$480,422
Warehouse services(1)	536,140	50,749	86,573	2,865	676,327
Transportation	46,347	22,561	21,717	1,465	92,090
Total revenues(2)	986,086	109,867	144,643	8,243	1,248,839
Lease revenues(3)	28,080	1,800	1,009	—	30,889
Total revenues	$1,014,166	$111,667	$145,652	$8,243	$1,279,728
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
As of June 30, 2026, the Company had $1.7 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 11% of these remaining performance obligations as revenues in 2026, and the remaining 89% to be recognized over a weighted average period of 14.0 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
reporting period. Changes in the contract asset and liability balances during the three and six months ended June 30, 2026, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $389.9 million and $360.2 million as of June 30, 2026 and December 31, 2025, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $22.7 million and $20.2 million as of June 30, 2026 and December 31, 2025, respectively. Substantially all revenues that were included in the contract liability balances at the beginning of 2026 have been recognized as of June 30, 2026, and represent revenues from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.
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
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of June 30, 2026, the Company operated 224 warehouses globally, totaling approximately 1.4 billion cubic feet, with 179 warehouses in North America, 23 warehouses in Europe, 20 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of June 30, 2026, our business includes two primary business segments: Warehouse and Transportation. We also have a minority interest in one joint venture: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai.

Joint Venture Formation
On May 7, 2026, the Company announced the signing of a joint venture agreement with EQT Partners (“EQT”), one of the world’s largest private equity investors, to create a new North American joint venture focused on the ownership, operation, and development of high-quality cold storage warehouse facilities.
Under the terms of the agreement, EQT and the Company will hold 70% and 30% equity interests, respectively, in the new venture. At inception, the Company will contribute 12 cold storage facilities to the joint venture and expects to receive proceeds from such transfer, which will be used to pay down outstanding indebtedness of the Company. The transaction is subject to customary closing conditions.
Segment Reorganization

As of January 1, 2026, the Company revised the operating segment information regularly provided to the Company's Chief Operating Decision Maker (the “CODM”) to combine the Warehouse and the former Third-party managed operating segments. As a result of this change, the Company now has two reportable operating segments: Warehouse and Transportation. All prior period comparative financial information has been recast to reflect the revised segment structure. See Note 10 - Segment Information for additional information of the Company's reportable segments.
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

Key Factors Affecting Our Business and Financial Results
Retail Automation and Other Real Estate Related Impairments
On July 21, 2026, Americold Realty Trust, Inc. entered into an agreement with ADUSA Distribution, a subsidiary of Ahold Delhaize USA and a customer of the Company, pursuant to which the Company and ADUSA Distribution agreed to wind down operations at the Company's automated retail distribution center in Lancaster, Pennsylvania and Plainville, Connecticut, both of which were purpose-developed for ADUSA Distribution's use.
As a result of the agreement described above, together with other real estate-related impairments recognized during the period, the Company recorded impairment charges of $309.6 million during the six months ended June 30, 2026, which were recognized within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations.
During the six months ended June 30, 2025, the Company recorded impairment charges of $5.2 million primarily related to the exit or anticipated exit of certain warehouse operations.
Project Orion
In February 2023, the Company announced Project Orion (“Project Orion”), a multi‑year transformation initiative focused on modernizing technology platforms and business processes to support future growth and operational efficiency. Project Orion includes the implementation of a new cloud‑based enterprise resource planning (“ERP”) system (“Orion – Oracle”) and other transformation initiatives (“Orion – Transformation”). The Orion – Oracle implementation is substantially complete, with the exception of deployment in Europe. The Company recognized $11.1 million and $15.4 million in total costs related to Project Orion during the three months ended June 30, 2026 and 2025, respectively. The total costs related to Project Orion during the six months ended June 30, 2026 and 2025 were $17.0 million and $26.9 million, respectively.

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
•Warehouse segment contribution NOI is calculated as Warehouse segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expense, corporate-level Transactions, strategic initiatives and other costs, net, Impairment of long-lived assets, Net gain from sale of real estate, and all components of Other (expense) income.
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities costs.

•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as Transportation segment revenues less its cost of operations excluding any Depreciation and amortization, corporate-level Selling, general, and administrative expense, corporate-level Transactions, strategic initiatives and other costs, net, Impairment of long-lived assets, Net gain from sale of real estate, and all components of Other (expense) income.
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

The following table shows the number of same store and non-same store warehouses in our portfolio as of June 30, 2026.

Warehouse site count	As of June 30, 2026
Total Warehouses(1)	224
Same Store Warehouses(2)	212
Non-Same Store Warehouses(3)	12
(1)Sites are removed from the site count if the executive leadership team has approved the exit and the site is vacant as of period end or, generally, if the site is held for sale.
(2)As of January 1, 2026, the Company's former Third-Party Managed reportable segment is included under the Warehouse reportable segment. The Company's Third-Party Managed sites are included within the same store warehouse pool.
(3)As of June 30, 2026, the non-same store facility count consists of: 5 sites that are in the recently completed expansion and development phase, 1 facility that we purchased in 2025, 1 recently leased warehouse in Australia, and 5 sites in the process of winding down operations. As of June 30, 2026, there are 2 sites in the development and expansion phase that will be added to the non-same store pool when operations commence.
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
Impairment of long-lived assets represents the impairment of certain long-lived assets whose values are considered unrecoverable, including recently recorded impairment charges related to the wind down of the Company’s retail automated operations in Plainville, CT and Lancaster, PA.
Net gain from sale of real estate represents the gain recognized on the Company’s sale of real estate related assets.
Interest expense is primarily associated with interest charged on unsecured revolving credit facilities, term loans, and notes. Interest expense also includes the impact of any interest rate swaps meant to hedge interest rate risk associated with such debt instruments.

Loss from investments in partially owned entities is representative of our share of gains and losses associated with our minority ownership interests in joint ventures.
Other, net primarily includes gains related to the termination of certain hedge instruments, interest income, foreign currency remeasurement, gains and losses on other asset disposals including investments in partially owned entities, and other miscellaneous transactions.

Results of Operations
Comparison of Results for the Three Months Ended June 30, 2026 and 2025
Warehouse Segment
As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global Warehouse segment for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues(2):
Rent and storage	$253,665	$252,128	$256,732	(1.2)%	(1.8)%
Warehouse services(3)	349,908	344,957	345,919	1.2%	(0.3)%
Total revenues	$603,573	$597,085	$602,651	0.2%	(0.9)%
Global Warehouse cost of operations(2)(3):
Power	38,114	37,915	35,544	7.2%	6.7%
Other facilities costs(4)(5)	60,379	59,914	61,804	(2.3)%	(3.1)%
Labor	254,904	250,811	253,853	0.4%	(1.2)%
Other services costs(4)(6)	48,441	48,205	48,536	(0.2)%	(0.7)%
Total Warehouse segment cost of operations	$401,838	$396,845	$399,737	0.5%	(0.7)%

Global Warehouse contribution (NOI)	$201,735	$200,240	$202,914	(0.6)%	(1.3)%
Rent and storage contribution (NOI)	$155,172	$154,299	$159,384	(2.6)%	(3.2)%
Services contribution (NOI)	$46,563	$45,941	$43,530	7.0%	5.5%
Global Warehouse margin	33.4%	33.5%	33.7%	-30 bps	-20 bps
Rent and storage margin	61.2%	61.2%	62.1%	-90 bps	-90 bps
Warehouse services margin	13.3%	13.3%	12.6%	70 bps	70 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	3,926	n/a	4,057	(3.2)%	n/a
Average physical occupied pallets	3,484	n/a	3,454	0.9%	n/a
Average physical pallet positions	5,168	n/a	5,499	(6.0)%	n/a
Economic occupancy percentage	76.0%	n/a	73.8%	220 bps	n/a
Physical occupancy percentage	67.4%	n/a	62.8%	460 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$64.61	$64.22	$63.28	2.1%	1.5%
Total rent and storage revenues per average physical occupied pallet	$72.81	$72.37	$74.33	(2.0)%	(2.6)%
Global Warehouse services metrics:
Throughput pallets(3)	8,926	n/a	9,017	(1.0)%	n/a
Total warehouse services revenues per throughput pallet	$39.20	$38.65	$38.36	2.2%	0.8%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of certain warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of certain warehouses that are considered held for sale, idle, or closed due to an intention to exit. The operational results for these sites are recognized within Transactions, strategic initiatives and other costs, net. Refer to Note 3 - Transactions, Strategic Initiatives and Other Costs, Net for further details.
(3)Prior period Warehouse segment financial results and related metrics have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(4)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
(5)Includes real estate rent expense of $6.6 million and $7.4 million, on an actual basis, for the three months ended June 30, 2026 and 2025, respectively.
(6)Includes non-real estate rent expense (equipment lease and rentals) of $1.8 million and $2.4 million, on an actual basis, for the three months ended June 30, 2026 and 2025, respectively. Prior period non-real estate rent expense is recast for the inclusion of Third-Party Managed sites.
n/a - not applicable

On a constant currency basis, our Warehouse segment revenues decreased $5.6 million, or 0.9%, during the three months ended June 30, 2026, as compared to the same period in the prior year. This decrease was driven by the $11.8 million decrease in revenues in our non-same store pool, partially offset by the $6.2 million increase in revenues in our same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store revenues increase. The decrease in revenues in the non-same store pool was primarily attributable to facilities exited, idled, or held for sale or sold subsequent to June 30, 2025, partially offset by incremental revenues associated with recently completed developments and expansions.
On a constant currency basis, our Warehouse segment cost of operations decreased $2.9 million, or 0.7%, during the three months ended June 30, 2026, as compared to the same period in the prior year. This is primarily driven by a decrease of $13.4 million in our non-same store pool, partially offset by an increase of $10.5 million in our same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store cost of operations increase. The decrease in the non-same store pool is primarily attributable to the decrease in revenues as described above.
On a constant currency basis, Warehouse segment NOI decreased $2.7 million, or 1.3% during the three months ended June 30, 2026, as compared to the same period in the prior year. NOI decreased $4.3 million, or 2.2%, for our same store pool, and increased $1.7 million for our non-same store pool, both on a constant currency basis, due to the factors described above for the non-same store pool and in the same store section below.

Same Store and Non-Same Store Results
As of January 1, 2026, the Company’s former Third-Party Managed reportable segment is included under the Warehouse reportable segment within the same store warehouse pool. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of same store warehouses	212		212
	(Dollars and units in thousands, except per pallet data)
Same store revenues(2):
Rent and storage	$240,953	$239,533	$239,808	0.5%	(0.1)%
Warehouse services(3)	339,134	334,489	328,012	3.4%	2.0%
Total same store revenues	$580,087	$574,022	$567,820	2.2%	1.1%
Same store cost of operations(2)(3):
Power	36,134	35,950	32,475	11.3%	10.7%
Other facilities costs(4)	56,697	56,300	56,088	1.1%	0.4%
Labor	242,559	238,714	235,443	3.0%	1.4%
Other services costs(4)	46,482	46,258	42,682	8.9%	8.4%
Total same store cost of operations	$381,872	$377,222	$366,688	4.1%	2.9%

Same store contribution (NOI)	$198,215	$196,800	$201,132	(1.5)%	(2.2)%
Same store rent and storage contribution (NOI)	$148,122	$147,283	$151,245	(2.1)%	(2.6)%
Same store services contribution (NOI)	$50,093	$49,517	$49,887	0.4%	(0.7)%
Same store margin	34.2%	34.3%	35.4%	-120 bps	-110 bps
Same store rent and storage margin	61.5%	61.5%	63.1%	-160 bps	-160 bps
Same store services margin	14.8%	14.8%	15.2%	-40 bps	-40 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,811	n/a	3,833	(0.6)%	n/a
Average physical occupied pallets	3,390	n/a	3,277	3.4%	n/a
Average physical pallet positions	4,905	n/a	4,947	(0.8)%	n/a
Economic occupancy percentage	77.7%	n/a	77.5%	20 bps	n/a
Physical occupancy percentage	69.1%	n/a	66.2%	290 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$63.23	$62.85	$62.56	1.1%	0.5%
Same store rent and storage revenues per average physical occupied pallet	$71.08	$70.66	$73.18	(2.9)%	(3.4)%
Same store services metrics:
Throughput pallets(3)	8,682	n/a	8,632	0.6%	n/a
Same store warehouse services revenues per throughput pallet	$39.06	$38.53	$38.00	2.8%	1.4%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses that are considered held for sale, idle, or closed due to an intention to exit. The operational results for these sites are recognized within Transactions, strategic initiatives and other costs, net.
(3)Prior period Warehouse segment financial results and related metrics have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(4)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
n/a - not applicable

Same store rent and storage revenues decreased by $0.3 million, on a constant currency basis, primarily due to a 0.6% decrease in average economic occupied pallets associated with the overall decline in fixed commitment storage contracts during the three months ended June 30, 2026 compared to the same period in the prior year. This decrease includes a 3.4% increase in average physical occupied pallets, the benefit of which was offset by a 3.4% decrease in rent and storage revenues per average physical occupied pallet due to the unfavorable mix of products stored during the period.
Same store services revenues increased by $6.5 million on a constant currency basis, primarily due to an increase in same store warehouse services revenues per throughput pallet of 1.4% and an increase in throughput pallets of 0.6% during the three months ended June 30, 2026, compared to the same period in the prior year.
Same store costs of operations increased by $10.5 million, on a constant currency basis, primarily driven by higher power and other services costs. The increase in power costs was primarily driven by higher energy prices during the three months ended June 30, 2026, compared to the same period in the prior year. The increase in other services costs was due to higher customer claims and travel expenses recognized during the three months ended June 30, 2026, compared to the same period in the prior year.

	Three Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of non-same store warehouses	12		25
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues(2):
Rent and storage	$12,712	$12,595	$16,924	n/r	n/r
Warehouse services	10,774	10,468	17,907	n/r	n/r
Total non-same store revenues	$23,486	$23,063	$34,831	n/r	n/r
Non-same store cost of operations(2):
Power	1,980	1,965	3,069	n/r	n/r
Other facilities costs	3,682	3,614	5,716	n/r	n/r
Labor	12,345	12,097	18,410	n/r	n/r
Other services costs	1,959	1,947	5,854	n/r	n/r
Total non-same store cost of operations	$19,966	$19,623	$33,049	n/r	n/r

Non-same store contribution (NOI)	$3,520	$3,440	$1,782	n/r	n/r
Non-same store rent and storage contribution (NOI)	$7,050	$7,016	$8,139	n/r	n/r
Non-same store services contribution (NOI)	$(3,530)	$(3,576)	$(6,357)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	115	n/a	224	n/r	n/a
Average physical occupied pallets	94	n/a	177	n/r	n/a
Average physical pallet positions	263	n/a	552	n/r	n/a
Economic occupancy percentage	43.7%	n/a	40.6%	n/r	n/a
Physical occupancy percentage	35.7%	n/a	32.1%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$110.54	$109.52	$75.55	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$135.23	$133.99	$95.62	n/r	n/r
Non-same store services metrics:
Throughput pallets	244	n/a	385	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$44.16	$42.90	$46.51	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of certain warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of certain warehouses that are considered held for sale, idle, or closed due to an intention to exit. The operational results for these sites are recognized within Transactions, strategic initiatives and other costs, net.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our Transportation segment for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services revenues	$59,317	$57,674	$48,097	23.3%	19.9%
Transportation services cost of operations	48,365	46,918	39,355	22.9%	19.2%
Transportation segment contribution (NOI)	$10,952	$10,756	$8,742	25.3%	23.0%

Transportation margin	18.5%	18.6%	18.2%	30 bps	40 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, Transportation services revenues increased $9.6 million, or 19.9%, as compared to the same period in the prior year. The increase was primarily due to overall higher volumes driven by increased customer expansion in North America and certain regions of Europe. In addition, transportation revenues in Asia‑Pacific increased as a result of a new business in Australia resulting in overall volume increases in the region.
On a constant currency basis, Transportation services cost of operations increased $7.6 million, or 19.2%, as compared to the same period in the prior year. The increase was due to the same factors contributing to the increase in revenues mentioned above.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
	2026	2025	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$102,931	$90,462	$12,469	13.8%
Selling, general, and administrative	$62,864	$66,907	$(4,043)	(6.0)%
Transactions, strategic initiatives and other costs, net	$28,470	$23,226	$5,244	22.6%
Impairment of long-lived assets	$309,572	$5,226	$304,346	n/r
Net gain from sale of real estate	$(3,316)	$(11,760)	$8,444	(71.8)%
n/r - not relevant
Depreciation and amortization. Depreciation and amortization expense increased $12.5 million, or 13.8%, during the three months ended June 30, 2026 as compared to the same period in the prior year. This increase was substantially driven by the Company’s recently completed developments, expansions, and acquisitions, partially offset by sites that were sold, exited, or otherwise held for sale subsequent to June 30, 2025.

Selling, general, and administrative. During the three months ended June 30, 2026, corporate-level selling, general, and administrative expenses decreased $4.0 million, or 6.0%, compared to the same period in the prior year. This decrease was primarily driven by a decrease in labor and other personnel-related costs associated with overall costs reduction initiatives as well as a decrease in software related deferred costs amortization, partially offset by an increase in legal and professional fees.
Transactions, strategic initiatives and other costs, net. During the three months ended June 30, 2026, Transactions, strategic initiatives and other costs, net increased $5.2 million, or 22.6% compared to the same period in the prior year primarily related to incremental transaction related costs associated with the anticipated formation of the joint venture with EQT.
Impairment of long-lived assets. During the three months ended June 30, 2026, Impairment of long-lived assets increased $304.3 million, primarily associated with a mutual agreement with a customer to wind-down operations at the Company’s Plainville, CT and Lancaster, PA retail automated facilities.
Net gain from sale of real estate. During the three months ended June 30, 2026, the Company recorded a net gain from the sale of real estate of $3.3 million, primarily related to the strategic sale of a facility in the United States. During the three months ended June 30, 2025, the Company recorded a net gain from the sale of real estate of $11.8 million, related to the strategic sale of two facilities in the United States and one facility in Europe.
Other Income and Expense
The following table presents items of other income and expense for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(In thousands)
Interest expense	$42,300	$38,245	$4,055	10.6%
Loss from investments in partially owned entities	$520	$335	$185	55.2%
Other, net	$6,928	$5,775	$1,153	20.0%
Interest expense. Interest expense increased $4.1 million, or 10.6%, as compared to the three months ended June 30, 2025. This was primarily due to an increase in outstanding debt, most notably our 2025 Unsecured Term Loan fully drawn during December of 2025 as well as an increase in interest on the U.S. dollar denominated Revolver due to timing of draws outstanding, partially offset by a decrease in interest due to the repayment of the Private Series A Notes in January of 2026 and a decrease in interest on failed sale-leaseback facilities.
Other, net. Other, net was a benefit of $6.9 million for the three months ended June 30, 2026, as compared to a benefit of $5.8 million for the three months ended June 30, 2025. The benefit during the three months ended June 30, 2026 included a $5.9 million gain from the termination of interest rate swap agreements further described in Note 5 - Derivative Financial Instruments. The benefit during the three months ended June 30, 2025 included a $2.4 million gain from the sale of the SuperFrio joint venture.

Income Taxes
Income tax expense for the three months ended June 30, 2026 was $22.7 million, an increase of $19.5 million from an income tax expense of $3.2 million for the three months ended June 30, 2025. The increase is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction.

Comparison of Results for the Six Months Ended June 30, 2026 and 2025
Warehouse Segment
As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues(2):
Rent and storage	$499,720	$494,876	$511,311	(2.3)%	(3.2)%
Warehouse services(3)	681,766	669,666	676,327	0.8%	(1.0)%
Total revenues	$1,181,486	$1,164,542	$1,187,638	(0.5)%	(1.9)%
Global Warehouse cost of operations(2)(3):
Power	71,937	71,099	67,255	7.0%	5.7%
Other facilities costs(4)(5)	121,602	120,245	121,527	0.1%	(1.1)%
Labor	507,622	497,773	501,297	1.3%	(0.7)%
Other services costs(4)(6)	91,884	91,119	96,051	(4.3)%	(5.1)%
Total Warehouse segment cost of operations	$793,045	$780,236	$786,130	0.9%	(0.7)%

Global Warehouse contribution (NOI)	$388,441	$384,306	$401,508	(3.3)%	(4.3)%
Rent and storage contribution (NOI)	$306,181	$303,532	$322,529	(5.1)%	(5.9)%
Services contribution (NOI)	$82,260	$80,774	$78,979	4.2%	2.3%
Global Warehouse margin	32.9%	33.0%	33.8%	-90 bps	-80 bps
Rent and storage margin	61.3%	61.3%	63.1%	-180 bps	-180 bps
Warehouse services margin	12.1%	12.1%	11.7%	40 bps	40 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	3,928	n/a	4,093	(4.0)%	n/a
Average physical occupied pallets	3,428	n/a	3,477	(1.4)%	n/a
Average physical pallet positions	5,160	n/a	5,512	(6.4)%	n/a
Economic occupancy percentage	76.1%	n/a	74.3%	180 bps	n/a
Physical occupancy percentage	66.4%	n/a	63.1%	330 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$127.22	$125.99	$124.92	1.8%	0.9%
Total rent and storage revenues per average physical occupied pallet	$145.78	$144.36	$147.06	(0.9)%	(1.8)%
Global Warehouse services metrics:
Throughput pallets(3)	17,668	n/a	18,027	(2.0)%	n/a
Total warehouse services revenues per throughput pallet	$38.59	$37.90	$37.52	2.9%	1.0%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of certain warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of certain warehouses that are considered held for sale, idle, or closed due to an intention to exit. The operational results for these sites are recognized within Transactions, strategic initiatives and other costs, net. Refer to Note 3 - Transactions, Strategic Initiatives and Other Costs, Net for further details.
(3)Prior period Warehouse segment financial results and related metrics have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(4)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
(5)Includes real estate rent expense of $13.5 million and $13.9 million, on an actual basis, for the six months ended June 30, 2026 and 2025, respectively.
(6)Includes non-real estate rent expense (equipment lease and rentals) of $3.5 million and $4.9 million, on an actual basis, for the six months ended June 30, 2026 and 2025, respectively. Prior period non-real estate rent expense is recast for the inclusion of Third-Party Managed sites.
n/a - not applicable

On a constant currency basis, our Warehouse segment revenues decreased by $23.1 million, or 1.9%, during the six months ended June 30, 2026, compared to the same period in the prior year. This decrease was driven by a $23.6 million decrease in our non-same store pool, partially offset by a $0.5 million increase in our same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store revenues increase. The decrease in revenues in the non-same store pool was primarily attributable to facilities exited, idled, or held for sale or sold subsequent to June 30, 2025, partially offset by incremental revenues associated with recently completed developments, expansions, and acquisitions.
On a constant currency basis, our Warehouse segment cost of operations decreased by $5.9 million, or 0.7%, during the six months ended June 30, 2026, compared to the same period in the prior year. This was primarily driven by a decrease of $19.7 million in our non-same store pool, partially offset by an increase of $13.8 million in our same store pool, both on a constant currency basis. The decrease in the non-same store pool was primarily related to the decision to close certain facilities in the non-same store portfolio, which resulted in lower operating expenses during the six months ended June 30, 2026 compared to the same period in the prior year.
On a constant currency basis, Warehouse segment NOI decreased 4.3% during the six months ended June 30, 2026, compared to the same period in the prior year. This was primarily due to a decrease in NOI in our same store pool of $13.3 million and a decrease in NOI in our non-same store pool of $3.9 million, both on a constant currency basis, due to the factors discussed above for non-same store and below related to the same store warehouse performance.

Same Store and Non-Same Store Results
As of January 1, 2026, the Company’s former Third-Party Managed reportable segment is included under the Warehouse reportable segment within the same store warehouse pool. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of same store warehouses	212		212
	(Dollars and units in thousands, except per pallet data)
Same store revenues(2):
Rent and storage	$475,630	$470,976	$476,770	(0.2)%	(1.2)%
Warehouse services(3)	661,651	650,094	643,769	2.8%	1.0%
Total same store revenues	$1,137,281	$1,121,070	$1,120,539	1.5%	—%
Same store cost of operations(2)(3):
Power	67,875	67,077	61,736	9.9%	8.7%
Other facilities costs(4)	113,627	112,422	112,450	1.0%	—%
Labor	482,265	472,830	467,389	3.2%	1.2%
Other services costs(4)	87,997	87,259	84,188	4.5%	3.6%
Total same store cost of operations	$751,764	$739,588	$725,763	3.6%	1.9%

Same store contribution (NOI)	$385,517	$381,482	$394,776	(2.3)%	(3.4)%
Same store rent and storage contribution (NOI)	$294,128	$291,477	$302,584	(2.8)%	(3.7)%
Same store services contribution (NOI)	$91,389	$90,005	$92,192	(0.9)%	(2.4)%
Same store margin	33.9%	34.0%	35.2%	-130 bps	-120 bps
Same store rent and storage margin	61.8%	61.9%	63.5%	-170 bps	-160 bps
Same store services margin	13.8%	13.8%	14.3%	-50 bps	-50 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,820	n/a	3,864	(1.1)%	n/a
Average physical occupied pallets	3,339	n/a	3,296	1.3%	n/a
Average physical pallet positions	4,906	n/a	4,955	(1.0)%	n/a
Economic occupancy percentage	77.9%	n/a	78.0%	-10 bps	n/a
Physical occupancy percentage	68.1%	n/a	66.5%	160 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$124.51	$123.29	$123.39	0.9%	(0.1)%
Same store rent and storage revenues per average physical occupied pallet	$142.45	$141.05	$144.65	(1.5)%	(2.5)%
Same store services metrics:
Throughput pallets(3)	17,183	n/a	17,230	(0.3)%	n/a
Same store warehouse services revenues per throughput pallet	$38.51	$37.83	$37.36	3.1%	1.3%
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of warehouses that are considered held for sale, idle, or closed due to an intention to exit. The operational results for these sites are recognized within Transactions, strategic initiatives and other costs, net.
(3)Prior period Warehouse segment financial results and related metrics have been recast to include the Company’s former Third-Party Managed reportable segment. The former Third-Party Managed services revenues are now included within Warehouse services revenues.
(4)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.
n/a - not applicable

Same store rent and storage revenues decreased by $5.8 million, on a constant currency basis, primarily due to a 1.1% decrease in average economic occupied pallets associated with the overall decline in fixed commitment storage contracts during the six months ended June 30, 2026 compared to the same period in the prior year. This decrease includes a 1.3% increase in average physical occupied pallets, the benefit of which was offset by a 2.5% decrease in rent and storage revenues per average physical occupied pallet due to the unfavorable mix of products stored during the period.
Same store services revenues increased by $6.3 million on a constant currency basis, primarily due to general rate increases during the period. Specifically, our constant currency same store services revenues per throughput pallet increased 1.3% during the six months ended June 30, 2026, compared to the same period in the prior year. This was partially offset by a decrease in throughput of 0.3%.
Same store costs of operations increased by $13.8 million on a constant currency basis, primarily driven by higher power and labor costs during the period. The increase in power costs was mainly driven by higher energy prices during the six months ended June 30, 2026, compared to the same period in the prior year. The increase in labor was due to higher contract labor costs during the six months ended June 30, 2026, compared to the same period in the prior year.

	Six Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of non-same store warehouses	12		25
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues(2):
Rent and storage	$24,090	$23,900	$34,541	n/r	n/r
Warehouse services	20,115	19,572	32,558	n/r	n/r
Total non-same store revenues	$44,205	$43,472	$67,099	n/r	n/r
Non-same store cost of operations(2):
Power	4,062	4,022	5,519	n/r	n/r
Other facilities costs	7,975	7,823	9,077	n/r	n/r
Labor	25,357	24,943	33,908	n/r	n/r
Other services costs	3,887	3,860	11,863	n/r	n/r
Total non-same store cost of operations	$41,281	$40,648	$60,367	n/r	n/r

Non-same store contribution (NOI)	$2,924	$2,824	$6,732	n/r	n/r
Non-same store rent and storage contribution (NOI)	$12,053	$12,055	$19,945	n/r	n/r
Non-same store services contribution (NOI)	$(9,129)	$(9,231)	$(13,213)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	108	n/a	229	n/r	n/a
Average physical occupied pallets	89	n/a	181	n/r	n/a
Average physical pallet positions	254	n/a	557	n/r	n/a
Economic occupancy percentage	42.5%	n/a	41.1%	n/r	n/a
Physical occupancy percentage	35.0%	n/a	32.5%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$223.06	$221.30	$150.83	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$270.67	$268.54	$190.83	n/r	n/r
Non-same store services metrics:
Throughput pallets	485	n/a	797	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$41.47	$40.35	$40.85	n/r	n/r
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
(2)Rent, storage, and warehouse services revenues do not include the financial results of certain warehouses that are classified as held for sale. Rent, storage, and warehouse services cost of operations do not include the financial results of certain warehouses that are considered held for sale, idle, or closed due to an intention to exit. The operational results for these sites are recognized within Transactions, strategic initiatives and other costs, net.
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our Transportation segment for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services revenues	$111,274	$107,465	$92,090	20.8%	16.7%
Transportation services cost of operations	91,519	88,188	76,094	20.3%	15.9%
Transportation segment contribution (NOI)	$19,755	$19,277	$15,996	23.5%	20.5%

Transportation margin	17.8%	17.9%	17.4%	40 bps	50 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues increased $15.4 million, or 16.7%, as compared to the same period in the prior year. The increase was primarily due to overall higher volumes driven by increased customer expansion in North America and certain regions of Europe. In addition, transportation revenues in Asia‑Pacific increased as a result of a new business in Australia resulting in overall volume increases in the region.
On a constant currency basis, transportation cost of operations increased $12.1 million, or 15.9%, as compared to the same period in the prior year. The increase was due to the same factors contributing to the increase in revenues mentioned above for North America, Europe, and Asia-Pacific.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
	2026	2025	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$194,591	$179,444	$15,147	8.4%
Selling, general, and administrative	$134,183	$136,142	$(1,959)	(1.4)%
Transactions, strategic initiatives and other costs, net	$48,915	$48,640	$275	0.6%
Impairment of long-lived assets	$309,572	$5,226	$304,346	n/r
Net gain from sale of real estate	$(5,521)	$(11,760)	$6,239	(53.1)%
n/r - not relevant
Depreciation and amortization. Depreciation and amortization expense increased $15.1 million, or 8.4%, during the six months ended June 30, 2026 as compared to the same period in the prior year. This increase was substantially driven by the Company’s recently completed developments, expansions, and acquisitions, partially offset by sites that were sold, exited, or otherwise held for sale subsequent to June 30, 2025.

Selling, general, and administrative. During the six months ended June 30, 2026, corporate-level selling, general and administrative expenses decreased $2.0 million, or 1.4%, compared to the same period in the prior year. This decrease was primarily driven by a decrease in labor and other personnel-related costs associated with overall cost reduction initiatives as well as a decrease in software related deferred costs amortization, partially offset by an increase in legal and professional fees.
Transactions, strategic initiatives and other costs, net. Corporate-level transactions, strategic initiatives and other costs remained relatively consistent during the six months ended June 30, 2026 compared to the same period in the prior year. Activity included a decline in non-capitalizable Project Orion related costs offset by increased severance expense associated with overall cost reduction initiatives and increased transaction related costs associated with the anticipated formation of the joint venture with EQT.
Impairment of long-lived assets. During the six months ended June 30, 2026, Impairment of long-lived assets increased $304.3 million, primarily associated with a mutual agreement with a customer to wind-down operations at the Company’s Plainville, CT and Lancaster, PA retail automated facilities.
Net gain from sale of real estate. During the six months ended June 30, 2026, the Company recorded a net gain from the sale of real estate of $5.5 million primarily related to the strategic sale of two facilities in the United States. During the six months ended June 30, 2025, the Company recorded a net gain from the sale of real estate of $11.8 million related to the strategic sale of two facilities in the United States and one facility in Europe.
Other Income and Expense
The following table presents items of other income and expense for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(In thousands)
Interest expense	$83,819	$74,362	$9,457	12.7%
Loss from investments in partially owned entities	$932	$1,698	$(766)	(45.1)%
Other, net	$14,311	$7,071	$7,240	n/r
n/r - not relevant
Interest expense. Interest expense increased $9.5 million, or 12.7%, compared to the six months ended June 30, 2025. This was primarily due to an overall increase in outstanding debt, most notably the issuance of our Public 5.600% Notes during April of 2025, our 2025 Unsecured Term Loan fully drawn during December of 2025, and an increase in interest on the U.S. dollar denominated Revolver due to timing of draws outstanding, partially offset by a decrease in interest due to the repayment of the Private Series A Notes in January of 2026 and a decrease in interest on failed sale-leaseback facilities.
Loss from investments in partially owned entities. Loss from investments in partially owned entities decreased $0.8 million compared to the six months ended June 30, 2025 due to the Company’s sale of its equity interest in the SuperFrio joint venture in April 2025, partially offset by an increase in the Company’s share of net losses from the RSA joint venture.
Other, net. Other, net was a benefit of $14.3 million for the six months ended June 30, 2026, as compared to a benefit of $7.1 million for the six months ended June 30, 2025. The benefit during the six months ended June 30, 2026 included a $5.9 million gain from the termination of interest rate swap agreements further described in Note

5 - Derivative Financial Instruments and a $5.2 million foreign currency remeasurement gain from the repayment of the Company’s A$153.5 million intercompany loan on January 28, 2026. The benefit during the six months ended June 30, 2025 included a $2.4 million gain from the sale of the SuperFrio joint venture.
Income Taxes
Income tax expense for the six months ended June 30, 2026 was $16.2 million, compared to an income tax expense of $5.7 million for the six months ended June 30, 2025. The increase in income tax expense is primarily related to changes in the blend of pre-tax book income and losses generated year over year by jurisdiction, as well as the impact of a valuation allowance established in the U.S.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, and Core EBITDA and certain other non-GAAP financial measures described elsewhere in this Quarterly Report on Form 10-Q.
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
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of extraordinary items as defined under U.S. GAAP including Net loss (gain) on sale of non-real estate related assets; Transactions, strategic initiatives and other costs, net; Impairment of long-lived assets (excluding certain real estate related assets); Gain on termination of derivative instruments; Foreign currency exchange loss (gain); Project Orion deferred costs amortization; Our share of reconciling items related to partially owned entities; and Gain from sale of partially owned entity. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
However, because NAREIT FFO and Core FFO add back real estate depreciation and amortization and do not capture the level of maintenance capital expenditures necessary to maintain the operating performance of our properties, both of which have material economic impacts on our results from operations, we believe the utility of NAREIT FFO and Core FFO measures of our performance may be limited.
We calculate adjusted funds from operations, or Adjusted FFO, as Core FFO adjusted for the effects of Amortization of deferred financing costs and pension withdrawal liability; Amortization of below/above market leases; Straight-line rent adjustment; Deferred income tax expense; Stock-based compensation expense; Non-real estate related depreciation and amortization; Maintenance capital expenditures; and Our share of reconciling items related to partially owned entities. We believe that Adjusted FFO is helpful to investors as a meaningful supplemental comparative performance measure of our ability to make incremental capital investments in our business and to assess our ability to fund distribution requirements from our operating activities.

NAREIT FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. NAREIT FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP Net (loss) income and Net (loss) income per common share - diluted (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. NAREIT FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated Statements of Cash Flows (Unaudited) included in our quarterly and annual reports. NAREIT FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our Net (loss) income or Net cash provided by operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our NAREIT FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. We reconcile NAREIT FFO, Core FFO and Adjusted FFO to Net (loss) income, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net (Loss) Income to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income(1)	$(346,460)	$1,550	$(360,152)	$(14,923)
Adjustments:
Real estate related depreciation	64,492	55,292	120,753	110,891
Net gain from sale of real estate	(3,316)	(11,760)	(5,521)	(11,760)
Net (gain) loss on real estate related asset disposals	—	—	(5)	1
Impairment charges on certain real estate related assets	309,004	3,739	309,004	3,739
Our share of reconciling items related to partially owned entities	260	279	507	494
NAREIT FFO	$23,980	$49,100	$64,586	$88,442
Adjustments:
Net loss (gain) on sale of non-real estate related assets	515	(163)	274	(29)
Transactions, strategic initiatives and other costs, net	28,470	23,226	48,915	48,640
Impairment of long-lived assets (excluding certain real estate related assets)	568	1,487	568	1,487
Gain on termination of derivative instruments	(5,857)	—	(5,857)	—
Foreign currency exchange loss (gain)	78	(192)	(4,608)	29
Project Orion deferred costs amortization	2,607	4,762	5,189	6,871
Our share of reconciling items related to partially owned entities	—	27	—	145
Gain from sale of partially owned entity	—	(2,420)	—	(2,420)
Core FFO	$50,361	$75,827	$109,067	$143,165
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,606	1,523	3,138	2,923
Amortization of below/above market leases	296	363	661	714
Straight-line rent adjustment	835	77	1,137	161
Deferred income tax expense	21,218	1,245	11,712	1,818
Stock-based compensation expense(2)	4,983	6,594	12,577	13,853
Non-real estate related depreciation and amortization	38,439	35,170	73,838	68,553
Maintenance capital expenditures(3)	(15,818)	(17,283)	(28,322)	(32,082)
Our share of reconciling items related to partially owned entities	30	71	63	208
Adjusted FFO	$101,950	$103,587	$183,871	$199,313
(1)Net (loss) income used in the calculation of the Adjusted FFO reconciliation represents Net (loss) income before adjustment for Net (loss) income attributable to noncontrolling interests.
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
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Transactions, strategic initiatives and other costs, net; Loss from investments in partially owned entities; Impairment of long-lived assets; Foreign currency exchange loss (gain); Stock-based compensation expense; Gain on termination of derivative instruments; Net (gain) loss on real estate related asset disposals; Net loss (gain) on sale of non-real estate related assets; Project Orion deferred costs amortization; Reduction in EBITDAre from partially owned entities and Gain from sale of partially owned entity. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. NAREIT EBITDAre and Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre and Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre and Core EBITDA as alternatives to Net (loss) income or Net cash provided by operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre and Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net (Loss) Income to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income(1)	$(346,460)	$1,550	$(360,152)	$(14,923)
Adjustments:
Depreciation and amortization	102,931	90,462	194,591	179,444
Interest expense	42,300	38,245	83,819	74,362
Income tax expense	22,734	3,240	16,168	5,746
Net gain from sale of real estate	(3,316)	(11,760)	(5,521)	(11,760)
Adjustment to reflect share of EBITDAre of partially owned entities	616	976	1,235	2,492
NAREIT EBITDAre	$(181,195)	$122,713	$(69,860)	$235,361
Adjustments:
Transactions, strategic initiatives and other costs, net	28,470	23,226	48,915	48,640
Loss from investments in partially owned entities	520	335	932	1,698
Impairment of long-lived assets	309,572	5,226	309,572	5,226
Foreign currency exchange loss (gain)	78	(192)	(4,608)	29
Stock-based compensation expense(2)	4,983	6,594	12,577	13,853
Gain on termination of derivative instruments	(5,857)	—	(5,857)	—
Net (gain) loss on real estate related asset disposals	—	—	(5)	1
Net loss (gain) on sale of non-real estate related assets	515	(163)	274	(29)
Project Orion deferred costs amortization	2,607	4,762	5,189	6,871
Reduction in EBITDAre from partially owned entities	(616)	(976)	(1,235)	(2,492)
Gain from sale of partially owned entity	—	(2,420)	—	(2,420)
Core EBITDA	$159,077	$159,105	$295,894	$306,738
(1)Net (loss) income used in the calculation of the Core EBITDA reconciliation represents Net (loss) income before adjustment for Net (loss) income attributable to noncontrolling interests.
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
Public Debt Offerings
On April 3, 2025, we completed an underwritten public offering of $400.0 million aggregate principal amount of the Operating Partnership’s 5.600% senior unsecured notes (the “Public 5.600% Notes”) due May 15, 2032. The Public 5.600% Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company, Americold Realty Operations, and certain subsidiaries of the Operating Partnership. Further details of this offering are described in Note 9 - Debt to the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K. The Public 5.600% Notes bear interest at a rate of 5.600% per year, and interest is payable semi-annually on May 15 and November 15 of each year, with the first payment occurring on November 15, 2025. The proceeds from the issuance of the Public 5.600% Notes were used to repay a portion of borrowings previously outstanding.
Senior Unsecured Credit Facility Amendment
In June of 2026, the Company entered into an Amended and Restated Syndicated Facility Agreement (“Senior Unsecured Credit Facility”) that amended and restated the prior agreement dated August 23, 2022. The amendment increased the Term Loan A-2 tranche by C$100 million, added a new A$230 million AUD Term Loan Facility, extended the maturity dates associated with certain borrowings within the facility, and modified the pricing grid applicable to certain borrowings. Outstanding borrowings continue to bear interest at variable rates based on SOFR or the applicable alternative currency benchmark rate plus an applicable margin determined by the Company's debt ratings.
The Senior Unsecured Term Loan consists of various tranches. Tranche A-1 consists of a $375 million USD term loan. Pursuant to the Amended and Restated Syndicated Facility Agreement, the terms of the agreement include an option for four three-month extensions past the previously extended contractual maturity date in August 2026.
Tranche A-2 consists of a C$350 million term loan, an increase from the previous amount of C$250 million. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2031 from the previous maturity date of January 2028, and does not have any extension options. The C$100 million increase was fully borrowed in June of 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
Tranche A-3 consists of a $270 million USD term loan delayed draw facility, which matures in January 2028 and does not have any extension options.
The 2025 Unsecured Term Loan is comprised of a $250 million USD term loan delayed draw facility. The 2025 Unsecured Term Loan originally included an option for one six-month extension past the initial contractual maturity date in June 2026. In May 2026, the Company entered into an amendment to replace the original six-month extension option with two three-month extension options past the initial contractual maturity date in June 2026. In May 2026, the Company exercised the first three-month extension, which extended the maturity date to September 2026. Subsequently, in June 2026, the Company entered into the Amended and Restated Syndicated Facility Agreement which allows for two additional three-month extension options past the amended contractual maturity date in September 2026.
The Amended and Restated Syndicated Facility Agreement provided for a A$230 million AUD Term Loan Facility with a maturity date of June 2031 and no extension options. The AUD Term Loan Facility bears interest at a rate of BBSW + 0.90% and interest is payable monthly with the first payment occurring on July 31, 2026. The AUD Term Loan Facility was fully borrowed in June of 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multi-currency component. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2030 from the previous maturity date of August 2026; however, the Company has the option to extend the maturity up to two times, each for a six-month period.
In connection with the Amended and Restated Syndicated Facility Agreement, the Company incurred approximately $11.1 million of debt issuance costs, of which $2.7 million was recorded within “Senior unsecured notes and term loans - net of deferred financing costs” in the accompanying Condensed Consolidated Balance Sheets, and $8.4 million related to the Revolving Credit Facility was recorded within “Other assets” in the accompanying Condensed Consolidated Balance Sheets.
Derivative Termination
During the three months ended June 30, 2026, the Company de-designated and subsequently terminated interest rate swap agreements with notional amounts of $200 million, $175 million, and $270 million due to a change in the facts and circumstances associated with the forecasted transactions. Upon termination, the Company received cash proceeds of $6.4 million. As a result, the Company recognized a gain of $5.9 million in “Other, net” on the accompanying Condensed Consolidated Statements of Operations. The gain includes changes in the fair value of the swaps between the de-designation and termination dates of $2.0 million, as well as the reclassification of amounts previously recorded in Accumulated other comprehensive loss (“AOCI”) related to the forecasted transactions that are no longer probable of occurring of $3.9 million. The remaining AOCI balance associated with these hedges is immaterial and will continue to be reclassified into “Interest expense” on the accompanying Condensed Consolidated Statements of Operations through the expected repayment date of the related debt.
Joint Venture Transactions
During the three months ended June 30, 2026 the RSA joint venture repaid its outstanding loan balance of $23.4 million. Cash proceeds from the repayment were included in Net cash used in investing activities in the Condensed Consolidated Statements of Cash Flows.
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

Our bad debt expense was $1.3 million and $1.2 million for the three months ended June 30, 2026 and 2025, and $2.3 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, we maintained bad debt allowances of approximately $16.3 million and $16.4 million, respectively, which we believe to be adequate.
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
On May 21, 2026, the Company’s Board of Directors declared a dividend of $0.23 per share for the second quarter of 2026, which was paid on July 15, 2026 to common stockholders of record as of June 30, 2026. For the six months ended June 30, 2026 and 2025, total cash outflows for dividends and distributions were $132.6 million and $129.6 million, respectively.
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K as filed with the SEC.

Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of June 30, 2026:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate borrowings(1)	$2,682,797
Variable interest rate - unhedged	1,575,863
Total senior unsecured notes, term loans and borrowings under revolving credit facility(2)	4,258,660

Sale-leaseback financing obligations	40,909
Financing lease obligations	172,085
Total debt and debt-like obligations	$4,471,654

Percent of total debt and debt-like obligations:
Fixed interest rate (inclusive of sale-leaseback and financing lease obligations)(1)	64.8%
Variable interest rate - unhedged	35.2%

Weighted effective interest rate as of June 30, 2026(3)	4.26%
(1)The total includes certain borrowings with variable interest rates that have been effectively hedged through interest rate swaps.
(2)The total excludes unamortized deferred financing costs.
(3)The effective interest rate presented includes the amortization of deferred financing costs and is based on the hedged rate for the C$250 million hedged portion of the Senior Unsecured Term Loan A Facility Tranche A-2. All other debt instruments are based on contractual rates. This rate excludes contractual rates associated with the sale leaseback and financing obligation debt like instruments shown in the table above.
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of June 30, 2026, our debt, excluding Sale-leaseback financing obligations and Financing lease obligations, had a weighted average term to maturity of approximately 4.4 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 4 - Debt, Note 5 - Derivative Financial Instruments, and Note 9 - Accumulated Other Comprehensive Loss to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of June 30, 2026 for each of the next five years and thereafter, are as follows:

Twelve months ending June 30:(1)	(In thousands)
2027	$625,000
2028	270,000
2029	400,000
2030	801,285
2031	862,588
Thereafter	1,299,787
Aggregate principal amount of indebtedness	4,258,660
Less: unamortized deferred financing costs(2)	(16,939)
Total indebtedness, net of deferred financing costs	$4,241,721
(1)$250.0 million of the debt listed to mature by June 30, 2027 represents the 2025 Unsecured Term Loan. Pursuant to the Amended and Restated Syndicated Facility Agreement, the 2025 Unsecured Term Loan includes include an option for two remaining three-month extensions past the amended contractual maturity date in September of 2026. $375.0 million of the debt listed to mature by June 30, 2027 represents the Senior Unsecured Term Loan A Facility Tranche A-1. Pursuant to the Amended and Restated Syndicated Facility Agreement, Tranche A-1 includes an option for four remaining three-month extensions past the previously extended contractual maturity date in August of 2026. Approximately $451.3 million of the debt listed to mature by June 30, 2030 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. Pursuant to the Amended and Restated Syndicated Facility Agreement, the Senior Unsecured Revolving Credit Facility includes an option for two six-month extensions past the amended contractual maturity date in June of 2030.
(2)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within “Other assets”.
Repayment of Unsecured Notes
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Private Series A Notes”). The Company fully repaid the outstanding balance of $200.0 million during the six months ended June 30, 2026.
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
Expansion, Development, and Integration Capital Expenditures
Expansion, development, and integration capital expenditures refer to investments to enhance our existing operations and increase storage capacity. Examples of capital expenditures associated with expansion and development are warehouse expansions and greenfield developments. Such capital expenditures also include integrating operational systems, rebranding, and upgrading infrastructure to our standards associated with recent mergers and acquisitions. Expansion, development, and integration capital expenditures during the six months ended June 30, 2026 include the recently announced customer dedicated project in Plover, Wisconsin.
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
The following table sets forth our total capital expenditures for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025(1)	2026	2025(1)
	(In thousands)
Maintenance	$15,818	$17,283	$28,322	$32,082
External growth	—	—	—	108,448
Expansion, development, and integration(2)	57,623	131,015	110,858	199,355
Organic growth	54,670	46,253	113,636	72,171
Technological upgrades and enhancements	11,867	5,267	21,288	9,778
Total capital expenditures(3)	$139,978	$199,818	$274,104	$421,834
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
(3)Capital expenditures in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 include $40.8 million of costs accrued as of December 31, 2025 and paid during the six months ended June 30, 2026. Such expenditures exclude $45.8 million of costs accrued during the six months ended June 30, 2026 that will be paid in a future period.
We incurred capitalized interest of $6.0 million and $6.1 million for the three months ended June 30, 2026 and 2025, respectively, and $10.9 million and $10.1 million for the six months ended June 30, 2026 and 2025, respectively, which is included in the capital expenditures noted in the table above.
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

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$140,000	$150,519
Net cash used in investing activities	$(215,733)	$(368,830)
Net cash (used in) provided by financing activities	$(20,874)	$267,318
Operating Activities
For the six months ended June 30, 2026, our net cash provided by operating activities was $140.0 million, a decrease of $10.5 million compared to $150.5 million for the six months ended June 30, 2025. This decrease was primarily driven by the impact of lower overall NOI which was partially offset by favorable changes in net working capital.
Investing Activities
Net cash used in investing activities was $215.7 million for the six months ended June 30, 2026. Additions to property, buildings, and equipment were $250.4 million, reflecting capitalized maintenance expenditures, various growth and IT related capital expenditures, and investments in our previously announced expansion and development projects. Additionally, we invested $18.7 million for the acquisition of Massillon on March 18, 2026, which was a previously leased warehouse facility. Refer to Note 2 - Asset Acquisitions and Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction. Cash provided by investing activities also included $23.4 million of total proceeds from collection of advances to partially owned entities and $30.0 million of total proceeds primarily related to the sale of real estate related assets.
Net cash used in investing activities was $368.8 million for the six months ended June 30, 2025. Additions to property, buildings, and equipment were $290.2 million, reflecting capitalized maintenance expenditures, various growth and IT related capital expenditures, and investments in our previously announced expansion and development projects. Additionally, the Company completed the Houston acquisition for total cash consideration of $108.4 million. Other investing activities included cash outflows of $19.2 million associated with loan to the RSA joint venture. Cash provided by investing activities consisted of $27.5 million of total proceeds from the sale of the equity interest in the SuperFrio joint venture, as well as $21.6 million of total proceeds primarily related to the sale of certain facilities.
Financing Activities
Net cash used in financing activities was $20.9 million for the six months ended June 30, 2026. Cash used in financing activities primarily consisted of $505.4 million in repayments on our Senior Unsecured Revolving Credit Facility, $200.0 million in repayments of senior unsecured notes, $132.6 million for quarterly dividend payments, $10.4 million in payment of debt issuance costs, and $23.2 million in finance lease repayments. Cash provided by financing activities consisted of $618.7 million in proceeds from our Senior Unsecured Revolving Credit Facility, and $232.5 million in proceeds related to senior unsecured term loan draws, further described in Note 4 - Debt to these Condensed Consolidated Financial Statements.
Net cash provided by financing activities was $267.3 million for the six months ended June 30, 2025. Cash provided by financing activities primarily consisted of a $400.0 million public debt offering and $314.7 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition. Cash used in financing activities also consisted of $129.6 million for quarterly dividend payments, $298.0 million in repayments to our Senior Unsecured Revolving Credit Facility, and $16.8 million in finance lease repayments.
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
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026:

	June 30, 2026	December 31, 2025
	(In thousands)
Total Assets	$5,836,629	$5,654,688
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$4,576,680	$4,498,731

Six Months Ended June 30, 2026
(In thousands)
Total Revenues	$750,414
Revenues from sales to subsidiaries other than the initial guarantors	$—
Operating loss	$(273,399)
Net loss from continuing operations	$(340,650)
Net loss attributable to the entity	$(340,650)
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

As of June 30, 2026, we had C$350.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This term loan bears interest at daily CORRA and is subject to a contractual margin of 0.90%. Of this amount, C$250.0 million is hedged by an interest rate swap that effectively locks the floating rate at 4.49%, while the remaining C$100.0 million is unhedged. As of June 30, 2026, the daily CORRA rate for the unhedged C$100 million portion of the Tranche A-2 was 2.28%.
As of June 30, 2026, we had $645.0 million of outstanding USD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility (excluding the 2025 Unsecured Term Loan). During the three months ended June 30, 2026, interest rate swap agreements associated with these term loans were terminated. These term loans bear interest at adjusted one-month SOFR (which includes an adjustment of 0.10%). These rates are also subject to contractual margins of 0.95%. As of June 30, 2026, the adjusted one-month SOFR rate for both the Tranche A-1 and the Delayed Draw Tranche A-3 was 3.74% (which includes an adjustment of 0.10%).
As of June 30, 2026, we had $250.0 million of outstanding USD-denominated variable-rate debt for the 2025 Unsecured Term Loan. The 2025 Unsecured Term Loan is unhedged and bears interest at daily SOFR, which was approximately 3.62% at June 30, 2026, and is subject to a contractual margin of 0.95%.
As of June 30, 2026, we had A$230.0 million of outstanding AUD-denominated variable-rate debt for the AUD Term Loan Facility. The AUD Term Loan Facility is unhedged and bears interest at one-month BBSW, which was approximately 4.35% at June 30, 2026, and is subject to a contractual margin of 0.90%.
Additionally, as of June 30, 2026, we had $305.0 million, C$22.0 million, €70.5 million, and NZ$88.5 million outstanding of Senior Unsecured Revolving Credit Facility draws. At June 30, 2026, daily SOFR (USD) was approximately 3.62%, daily CORRA (CAD) was approximately 2.32%, one-month EURIBOR (Euro) was approximately 2.18%, and one-month BKBM (NZD) was approximately 2.59%. These rates are also subject to contractual margins of 0.80%.
The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $15.8 million, and a 100 basis point decrease in market interest rates would result in a decrease in annual interest expense of approximately $15.8 million.
Our interest rate risk exposure at June 30, 2026 was not materially different than what we disclosed in our 2025 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at June 30, 2026 was not materially different than what we disclosed in our 2025 Annual Report on Form 10-K as filed with the SEC. The information concerning foreign currency risk in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report on Form 10-K, is hereby incorporated by reference in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2025 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2025 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of June 30, 2026, no material changes had occurred to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).

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
10.1
Contribution Agreement, dated as of May 7, 2026, by and among Americold Realty Operating Partnership, L.P., Americold North America JV Member, LLC, MHG Gateway Properties, LLC, ART Mortgage Borrower Propco 2010 - 5 LLC, Americold New TRS Sub 1, LLC, Americold Real Estate, L.P., ART Mortgage Borrower Propco 2010 - 4 LLC, New Hall’s Warehouse LLC, Americold Russellville, LLC and Snowfall Topco LP. (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K/A filed on May 12, 2026)

10.2
Amended and Restated Syndicated Facility Agreement, dated June 23, 2026, by and among Americold Realty Trust, Inc., Americold Realty Operating Partnership, L.P., certain other subsidiaries of Americold Realty Trust, Inc., Bank of America, N.A., as administrative agent and certain lenders and letter of credit issuers party thereto (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on June 24, 2026)

22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Post-Effective Amendment No. 1 to Form S-3 Registration Statement filed on September 3, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Income Statements for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	August 6, 2026	By:	/s/ Christopher J. Papa
		Name:	Christopher J. Papa
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)