Form 10-Q
period 2026-09-30
AMERICOLD REALTY TRUST
filed 2026-11-05
CIK 1455863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,
Commission File Number: 001-34723
AMERICOLD REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland		93-0295215
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification Number)

10 Glenlake Parkway,	Suite 600, South Tower
Atlanta,	Georgia	30328
(Address of principal executive offices)		(Zip Code)
(678) 441-1400
(Registrant’s telephone number, including area code)
_________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	COLD	New York Stock Exchange	(NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2026
Common Stock, $0.01 par value per share	285,532,047

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

Item 1. Financial Statements
Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except shares and per share amounts)
	September 30, 2026	December 31, 2025
Assets
Property, buildings, and equipment:
Land	$778,170	$818,606
Buildings and improvements	4,322,321	4,798,286
Machinery and equipment	1,652,786	1,612,744
Assets under construction	541,670	756,798
	7,294,947	7,986,434
Accumulated depreciation	(2,652,326)	(2,641,241)
Property, buildings, and equipment – net	4,642,621	5,345,193

Operating leases - net	156,240	179,935
Financing leases - net	184,461	157,936

Cash, cash equivalents, and restricted cash	35,979	136,863
Accounts receivable - net of allowance of $16,818 and $16,396 at September 30, 2026 and December 31, 2025, respectively	386,657	368,521
Identifiable intangible assets – net	787,473	819,494
Goodwill	826,564	828,335
Investments in and advances to partially owned entities	168,735	39,231
Other assets	327,624	246,090
Total assets	$7,516,354	$8,121,598

Liabilities and Equity
Liabilities
Borrowings under revolving line of credit	$216,240	$332,111
Accounts payable and accrued expenses	577,511	574,059
Senior unsecured notes and term loans - net of deferred financing costs of $15,541 and $16,001 at September 30, 2026 and December 31, 2025, respectively	2,889,998	3,792,123
Sale-leaseback financing obligations	40,165	42,352
Financing lease obligations	179,645	152,262
Operating lease obligations	165,104	179,965
Unearned revenues	20,788	20,169
Deferred tax liability - net	167,676	98,591
Repurchase obligation	72,422	—
Other liabilities	101,368	7,953
Total liabilities	4,430,917	5,199,585
Commitments and contingencies (Note 8 - Commitments and Contingencies)
Equity
Stockholders' equity:
Common stock, $0.01 par value per share – 500,000,000 authorized shares; 285,518,624 and 284,871,943 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,854	2,848
Paid-in capital	5,678,145	5,664,195
Accumulated deficit and distributions in excess of net earnings	(2,591,112)	(2,719,408)
Accumulated other comprehensive loss	(50,002)	(63,190)
Total stockholders’ equity	3,039,885	2,884,445
Noncontrolling interests	45,552	37,568
Total equity	3,085,437	2,922,013
Total liabilities and equity	$7,516,354	$8,121,598

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rent, storage, and warehouse services	$616,283	$615,822	$1,797,769	$1,803,460
Transportation services	62,217	47,843	173,491	139,933
Joint venture related management fee and reimbursed costs	13,058	—	13,058	—
Total revenues	691,558	663,665	1,984,318	1,943,393
Operating expenses:
Rent, storage, and warehouse services cost of operations	412,067	418,530	1,205,112	1,204,660
Transportation services cost of operations	52,750	40,107	144,269	116,201
Joint venture related reimbursed costs	11,597	—	11,597	—
Depreciation and amortization	105,666	88,023	300,257	267,467
Selling, general, and administrative	63,487	70,982	197,670	207,124
Transactions, strategic initiatives and other costs, net	32,208	29,052	81,123	77,692
Impairment of long-lived assets	4,623	77	314,195	5,303
Total operating expenses	682,398	646,771	2,254,223	1,878,447

Net (gain) loss from sale of real estate	(12,126)	143	(17,647)	(11,617)
Gain on contribution of real estate assets	(721,381)	—	(721,381)	—

Operating income	742,667	16,751	469,123	76,563

Other (expense) income:
Interest expense	(41,971)	(33,931)	(125,790)	(108,293)
Loss from investments in partially owned entities	(2,398)	(41)	(3,330)	(1,739)
Other, net	(1,240)	(477)	13,071	6,594
Income (loss) before income taxes	697,058	(17,698)	353,074	(26,875)

Income tax (expense) benefit:
Current income tax	(9,542)	(136)	(13,998)	(4,064)
Deferred income tax	3,020	6,385	(8,692)	4,567
Total income tax (expense) benefit	(6,522)	6,249	(22,690)	503

Net income (loss)	$690,536	$(11,449)	$330,384	$(26,372)
Net income (loss) attributable to noncontrolling interests	7,177	(83)	3,392	(165)
Net income (loss) attributable to Americold Realty Trust, Inc.	$683,359	$(11,366)	$326,992	$(26,207)

Weighted average common stock outstanding – basic	286,625	285,898	286,590	285,622
Weighted average common stock outstanding – diluted	287,670	285,898	287,188	285,622

Net income (loss) per common share - basic	$2.38	$(0.04)	$1.14	$(0.09)
Net income (loss) per common share - diluted	$2.38	$(0.04)	$1.14	$(0.09)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$690,536	$(11,449)	$330,384	$(26,372)
Other comprehensive income (loss) - net of tax:
Adjustment to accrued pension liability	(2,559)	(49)	(2,594)	(147)
Unrealized net gain (loss) on foreign currency	5,379	(5,357)	14,912	(24,418)
Unrealized net gain (loss) on cash flow hedges	1,067	(930)	870	(12,960)
Other comprehensive income (loss) - net of tax attributable to Americold Realty Trust, Inc.	3,887	(6,336)	13,188	(37,525)
Other comprehensive income (loss) attributable to noncontrolling interests	40	(46)	110	(247)
Total comprehensive income (loss)	$694,463	$(17,831)	$343,682	$(64,144)

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2025	284,871,943	$2,848	$5,664,195	$(2,719,408)	$(63,190)	$37,568	$2,922,013
Net loss	—	—	—	(13,557)	—	(135)	(13,692)
Other comprehensive income	—	—	—	—	8,682	64	8,746
Distributions on common stock, restricted stock and OP units	—	—	—	(66,240)	—	(668)	(66,908)
Stock-based compensation expense	—	—	6,379	—	—	2,053	8,432
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	422,931	4	60	—	—	—	64
Balance - March 31, 2026	285,294,874	$2,852	$5,670,634	$(2,799,205)	$(54,508)	$38,882	$2,858,655
Net loss	—	—	—	(342,810)	—	(3,650)	(346,460)
Other comprehensive income	—	—	—	—	619	6	625
Distributions on common stock, restricted stock and OP units	—	—	—	(66,234)	—	(672)	(66,906)
Stock-based compensation expense	—	—	3,631	—	—	1,980	5,611
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	137,254	1	(474)	—	—	—	(473)
Balance - June 30, 2026	285,432,128	$2,853	$5,673,791	$(3,208,249)	$(53,889)	$36,546	$2,451,052
Net income	—	—	—	683,359	—	7,177	690,536
Other comprehensive income	—	—	—	—	3,887	40	3,927
Distributions on common stock, restricted stock and OP units	—	—	—	(66,222)	—	(677)	(66,899)
Stock-based compensation expense	—	—	3,356	—	—	2,466	5,822
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	86,496	1	998	—	—		999
Balance - September 30, 2026	285,518,624	$2,854	$5,678,145	$(2,591,112)	$(50,002)	$45,552	$3,085,437

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock			Accumulated Deficit and Distributions in Excess of Net Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Partnership

	Number of Shares	Par Value	Paid-in Capital
							Total
Balance - December 31, 2024	284,265,041	$2,842	$5,646,879	$(2,341,654)	$(27,279)	$26,217	$3,307,005
Net loss	—	—	—	(16,380)	—	(93)	(16,473)
Other comprehensive loss	—	—	—	—	(14,733)	(82)	(14,815)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,573)	—	(464)	(66,037)
Stock-based compensation expense	—	—	5,175	—	—	3,045	8,220
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	367,887	4	(379)	—	—	—	(375)
Common stock issuance related to employee stock purchase plan	86,664	1	1,576	—	—	—	1,577
Conversion of OP units to cash	—	—	—	—	—	(43)	(43)
Balance - March 31, 2025	284,719,592	$2,847	$5,653,251	$(2,423,607)	$(42,012)	$28,580	$3,219,059
Net income	—	—	—	1,539	—	11	1,550
Other comprehensive loss	—	—	—	—	(16,456)	(119)	(16,575)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,883)	—	(481)	(66,364)
Stock-based compensation expense	—	—	3,869	—	—	3,716	7,585
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	23,788	—	65	—	—	—	65
Conversion of OP units to common stock	1,621	—	35	—	—	(35)	—
Balance - June 30, 2025	284,745,001	$2,847	$5,657,220	$(2,487,951)	$(58,468)	$31,672	$3,145,320
Net loss	—	—	—	(11,366)	—	(83)	(11,449)
Other comprehensive loss	—	—	—	—	(6,336)	(46)	(6,382)
Distributions on common stock, restricted stock and OP units	—	—	—	(65,882)	—	(456)	(66,338)
Stock-based compensation expense	—	—	3,420	—	—	6,630	10,050
Common stock issuance related to stock-based payment plans, net of shares withheld for employee taxes	105,967	1	(269)	—	—	—	(268)
Common stock issuance related to employee stock purchase plan	—	—	—	—	—	—	—
Conversion of OP units to common stock	2,704	—	39	—	—	(39)	—
Balance - September 30, 2025	284,853,672	$2,848	$5,660,410	$(2,565,199)	$(64,804)	$37,678	$3,070,933

See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$330,384	$(26,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	300,257	267,467
Amortization of deferred financing costs and pension withdrawal liability	4,984	4,402
Project Orion deferred costs amortization	7,904	15,649
Gain from sale of partially owned entity	—	(2,420)
Loss from investments in partially owned entities	3,330	1,739
Stock-based compensation expense	19,865	25,855
Deferred income tax expense (benefit)	8,692	(4,567)
Provision for doubtful accounts receivable	3,551	3,666
Impairment of long-lived assets	314,195	5,303
Non-cash operating lease expenses	24,046	28,477
Net gain from sale of real estate	(17,647)	(11,617)
Gain on contribution of real estate assets	(721,381)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,398)	21,019
Accounts payable and accrued expenses	11,654	(50,674)
Other assets	(21,782)	(25,307)
Other liabilities	854	—
Operating lease liabilities	(22,338)	(27,550)
Proceeds from settlement of treasury lock hedge transactions	—	1,292
Other, net	(904)	3,072
Net cash provided by operating activities	224,266	229,434
Investing activities:
Additions to property, buildings and equipment	(346,487)	(434,485)
Acquisitions of property, buildings, and equipment, net of cash acquired	(18,707)	—
Business combinations, net of cash acquired	—	(108,448)
Investments in and advances to partially owned entities and other	(1,711)	(19,693)
Proceeds from contribution of real estate assets	1,100,672	—
Proceeds from collection of advances to partially owned entities	23,388	—
Proceeds from sale of property, buildings, and equipment	78,111	25,457
Proceeds from sale of investments in partially owned entities	—	27,471
Payment for foreign currency exchange forwards settlement	—	(1,493)
Net cash provided by (used in) investing activities	835,266	(511,191)
Financing activities:
Distributions paid on common stock, restricted stock units and noncontrolling interests in OP	(198,898)	(195,727)
Proceeds from stock options exercised	2,389	2,810
Proceeds from employee stock purchase plan	—	1,577
Remittance of withholding taxes related to employee stock-based transactions	(1,799)	(3,431)
Proceeds from revolving line of credit	731,876	456,269
Repayment on revolving line of credit	(852,449)	(366,000)
Repayment of sale-leaseback financing obligations	(2,188)	(3,076)
Repayment of financing lease obligations	(38,210)	(24,311)
Payment of debt issuance costs	(11,087)	(4,713)
Proceeds from public senior unsecured notes offering	—	400,000
Repayment of senior unsecured notes	(200,000)	—
Proceeds from senior unsecured term loans	232,515	—
Repurchase obligation proceeds from partially owned entities	72,422	—
Repayment of senior unsecured term loans	(895,000)	—
Net cash (used in) provided by financing activities	(1,160,429)	263,398
Net decrease in cash, cash equivalents, and restricted cash	(100,897)	(18,359)
Effect of foreign currency translation on cash, cash equivalents and restricted cash	13	4,045
Cash, cash equivalents and restricted cash:
Beginning of period	136,863	47,652
End of period	$35,979	$33,338

Supplemental disclosures of non-cash investing and financing activities:
Contribution of property, buildings, and equipment in exchange for equity method investment in EQT JV	$154,006	$—
Addition of property, buildings, and equipment on accrual	$26,202	$72,880
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,379	$16,034
Finance leases	$66,145	$61,609

Supplemental disclosures of cash flows information:
Interest paid – net of amounts capitalized	$138,673	$112,669
Income taxes paid – net of refunds	$4,162	$5,236
See accompanying Notes to Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General
The Company
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of September 30, 2026, the Company operated 208 warehouses globally, totaling approximately 1.2 billion cubic feet, with 163 warehouses in North America, 23 warehouses in Europe, 20 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of September 30, 2026, our business includes two primary business segments: Warehouse and Transportation. We also have a minority interest in two joint ventures: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai, and Americold-EQT Cold Storage Partnership, LLC (the “EQT JV”), in which we hold a 30% equity interest, which owns 12 temperature-controlled warehouse facilities in North America.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Segment Reorganization
As of January 1, 2026, the Company revised the operating segment information regularly provided to the Company's Chief Operating Decision Maker (the “CODM”) to combine the Warehouse and the former Third-party managed operating segments. As a result of this change, the Company now has two reportable operating segments: Warehouse and Transportation. All prior period comparative financial information has been recast to reflect the revised segment structure. See Note 10 - Segment Information for additional information about the Company's reportable segments.
Properties Held for Sale
As of September 30, 2026, the Company had nine properties, located in North America, held for sale contained within Property, buildings, and equipment – net on the Condensed Consolidated Balance Sheets. Such assets are measured at a carrying value of $238.2 million, as the carrying value did not exceed the estimated fair value less estimated costs to sell as of September 30, 2026. The Company expects these properties to be sold within one year.
Impairment of Long-Lived Assets

During the nine months ended September 30, 2026, the Company recognized $314.2 million of impairment charges within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations which is primarily associated with a mutual agreement with a customer to wind-down operations at our Lancaster, PA and Plainville, CT facilities. The impairment charges were measured based on the estimated fair value of the real estate assets. Fair value was determined using observable inputs where available, including underlying real estate assets, as well as unobservable inputs. The fair value measurements were classified as Level 3 within the fair value hierarchy further disclosed in Note 6 - Fair Value Measurements within these Condensed Consolidated Financial Statements. Significant unobservable inputs included estimated market values per cubic foot, which ranged from approximately $7.35 to $8.30 per cubic foot.
Joint Venture Activity
On August 31, 2026, the Company completed the formation of Americold-EQT Cold Storage Partnership, LLC (the “EQT JV”) with EQT Partners (“EQT”), a joint venture focused on the ownership, operation, and potential development of high-quality cold storage warehouse facilities in North America.
Upon closing, the Company contributed 12 cold storage facilities to the EQT JV and retained a 30% equity interest in the EQT JV, while EQT acquired a 70% equity interest in the EQT JV. The Company received proceeds in connection with the transaction, which were used to repay outstanding indebtedness of the Company. The Company continues to serve as the operating manager of the EQT JV and provides day-to-day operational oversight. Additional information regarding the transaction is included in Note 13 - Investments in and Advances to Partially Owned Entities.
During the nine months ended September 30, 2026, the RSA joint venture repaid its outstanding loan balance due to the Company of $23.4 million. Cash proceeds from the repayment were included in Net cash provided by (used in) investing activities in the Condensed Consolidated Statements of Cash Flows.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Rules and Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. This ASU requires an entity to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the planned method of adoption as well as the impact of this standard on our Consolidated Financial Statements and the related footnote disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software. This standard eliminates the prescriptive “project stage” model in ASC 350-40, clarifies the threshold for when entities begin capitalizing software development costs, and requires that disclosure requirements under ASC 360, Property, Plant, and Equipment – Overall, also apply to capitalized software costs regardless of presentation. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively, retrospectively, or under a modified transition approach. The Company is currently evaluating the method of adoption as well as the overall impact of this guidance but does not expect its adoption to have a material effect on the Consolidated Financial Statements or related footnote disclosures.
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
The finalized fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management’s estimates and assumptions, information provided by a third-party valuation specialist, as well as other information compiled by management and the books and records for the Houston acquisition.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
3. Transactions, Strategic Initiatives and Other Costs, Net
The components of the charges and credits included in “Transactions, strategic initiatives and other costs, net” in our Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transactions, strategic initiatives and other costs, net	(In thousands)
Acquisition and transaction related costs	$12,060	$830	$23,546	$4,175

Orion Related Costs:
Transformation related costs (non-capitalizable costs)(1)(2)	8,235	10,092	21,177	29,685
Oracle related costs (non-capitalizable costs)(1)(2)	1,784	2,867	5,857	10,212
Total Orion related costs	10,019	12,959	27,034	39,897

Held for sale, closed, and idled site costs, net, excluding severance
Lease termination fees	—	—	—	4,957
Other costs, net	7,443	4,864	15,794	10,892
Total held for sale, closed, and idled site costs, net, excluding severance	7,443	4,864	15,794	15,849

Severance and other compensation costs(2)	3,343	7,605	13,693	11,615
Cyber incident related costs, net of insurance recoveries	(813)	1,061	(636)	3,191
Other, net(2)	156	1,733	1,692	2,965
Total Transactions, strategic initiatives and other costs, net	$32,208	$29,052	$81,123	$77,692
(1)Beginning with the year ended December 31, 2025, the Company has begun presenting Orion related non-capitalizable costs separately within the table above.
(2)Certain prior period amounts have been reclassified to conform to the current period presentation.
Acquisition and transaction related costs include costs associated with any potential acquisition and joint venture activity, whether consummated or not, such as advisory, legal, accounting, valuation, and other professional or consulting fees. During the three and nine months ended September 30, 2026, these costs also included those associated with the formation of the EQT JV which is further described in Note 13 - Investments in and Advances to Partially Owned Entities to these Condensed Consolidated Financial Statements. We also include integration costs pre- and post-acquisition that reflect work being performed to facilitate acquisition integration, such as work associated with information systems and other projects, including spending to support future acquisitions, which primarily consists of professional services. We consider acquisition-related costs to be corporate costs regardless of the segment or segments involved in the transaction.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Held for sale, closed, and idled site revenues and costs, net, excluding severance includes net revenues and expenses associated with winding down operations at sites held for sale, closed, sold, or idled within our warehouse and transportation related operations. Such costs include lease termination fees, fixed operating costs, and asset retirement obligations, but exclude any reduction in workforce or severance-related costs associated with the exit of these operations, as those expenses are included within Severance and other compensation costs.
Severance and other compensation costs represent certain contractual and negotiated severance and separation costs from former executives who have exited the Company (excluding charges in the normal course of retirement), costs associated with reorganizations, reductions in headcount due to synergies achieved through acquisitions or operational efficiencies, reductions in workforce costs associated with exiting or selling non-strategic warehouses or businesses, and non-routine stock-based compensation expense associated with certain employee awards.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
4. Debt
The following table reflects a summary of our outstanding indebtedness, at carrying amount, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Senior Unsecured Notes	$2,499,838	$2,730,980
Senior Unsecured Term Loans	405,701	1,077,144
Senior Unsecured Revolving Credit Facility	216,240	332,111
Total principal amount of indebtedness	$3,121,779	$4,140,235
Less: unamortized deferred financing costs(1)	(15,541)	(16,001)
Total indebtedness, net of deferred financing costs	$3,106,238	$4,124,234
(1)Excludes unamortized deferred financing costs for the Senior Unsecured Revolving Credit Facility, which are recognized within Other assets on the accompanying Condensed Consolidated Balance Sheets.
The following table provides additional details of our Senior Unsecured Notes as of September 30, 2026 and December 31, 2025:

			September 30, 2026		December 31, 2025
	Stated Maturity Date	Contractual Interest Rate	Borrowing Currency	Carrying Amount (USD)	Borrowing Currency	Carrying Amount (USD)
		(In thousands, except percentages)
Private Series A Notes(1)	01/2026	4.68%	$—	$—	$200,000	$200,000
Private Series B Notes	01/2029	4.86%	$400,000	400,000	$400,000	400,000
Private Series C Notes	01/2030	4.10%	$350,000	350,000	$350,000	350,000
Private Series D Notes	01/2031	1.62%	€400,000	453,247	€400,000	469,856
Private Series E Notes	01/2033	1.65%	€350,000	396,591	€350,000	411,124
Public 5.600% Notes	05/2032	5.60%	$400,000	400,000	$400,000	400,000
Public 5.409% Notes	09/2034	5.41%	$500,000	500,000	$500,000	500,000
Total Senior Unsecured Notes				$2,499,838		$2,730,980
(1)The Private Series A Senior Unsecured Notes were repaid in full on the stated maturity date of January 8, 2026.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the nine months ended September 30, 2026, the Company amended the terms of certain tranches of the Senior Unsecured Term Loans, which is further described below. The following table provides additional details of our Senior Unsecured Term Loans as of September 30, 2026 and December 31, 2025:

		September 30, 2026				December 31, 2025
	Stated Maturity Date	Contractual Interest Rate(1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate(2)	Borrowing Currency		Carrying Amount (USD)
		(In thousands, except percentages)
2025 Unsecured Term Loan(4)	09/2026	SOFR + 0.95%		$—	$—	SOFR + 0.95%		$250,000	$250,000
AUD Term Loan Facility	06/2031	BBSW + 0.90%	A$	230,000	159,754	—		$—	—
Tranche A-1(4)	11/2026	SOFR + 0.95%		$—	—	SOFR + 0.94%		$375,000	375,000
Tranche A-2	06/2031(3)	CORRA + 0.90%	C$	350,000	245,947	CORRA + 0.94%	C$	250,000	182,144
Delayed Draw Tranche A-3(4)	01/2028	SOFR + 0.95%		$—	—	SOFR + 0.94%		$270,000	270,000
Total Senior Unsecured Term Loans					$405,701				$1,077,144
(1)2025 Unsecured Term Loan SOFR = daily SOFR, AUD Term Loan Facility BBSW = one-month Bank Bill Swap Rate, Tranche A-1 and Delayed Draw Tranche A-3 SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), and CORRA = daily CORRA. Refer to Note 5 - Derivative Financial Instruments for details of the related interest rate swaps for Tranche A-1, Tranche A-2, and Delayed Draw Tranche A-3. The interest rate swaps for Tranche A-1 and Delayed Draw Tranche A-3 were terminated as of September 30, 2026.
(2)As of December 31, 2025, 2025 Unsecured Term Loan SOFR = daily SOFR, Tranche A-1 and Delayed Draw Tranche A-3 SOFR = adjusted one-month SOFR (which includes an adjustment of 0.10%), and CORRA = adjusted daily CORRA (which includes an adjustment of 0.30%).
(3)As of December 31, 2025, the stated maturity date of the Tranche A-2 was January of 2028 with no extension options.
(4)In September 2026, the Company repaid in full the 2025 Unsecured Term Loan, Tranche A-1 and Delayed Draw Tranche A-3 using the proceeds received in connection with the formation of the EQT JV. Refer to Note 13 - Investments in and Advances to Partially Owned Entities for additional details regarding the joint venture formation.
During the nine months ended September 30, 2026, the Company amended the Senior Unsecured Revolving Credit Facility to extend the maturity date from August 2026 to June 2030. Further details of the amendment are included below. The following table provides additional details of our Senior Unsecured Revolving Credit Facility as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
Denomination of Draw	Contractual Interest Rate (1)	Borrowing Currency		Carrying Amount (USD)	Contractual Interest Rate (2)	Borrowing Currency		Carrying Amount (USD)
	(In thousands, except percentages)
U.S. dollar	SOFR + 0.80%		$64,000	$64,000	SOFR + 0.84%		$—	$—
Australian dollar	BBSW + 0.80%	A$	—	—	BBSW + 0.84%	A$	207,500	138,469
Canadian dollar	CORRA + 0.80%	C$	32,000	22,487	CORRA + 0.84%	C$	98,000	71,400
Euro	EURIBOR + 0.80%		€70,500	79,884	EURIBOR + 0.84%		€70,500	82,812
New Zealand dollar	BKBM + 0.80%	NZ$	88,500	49,869	BKBM + 0.84%	NZ$	68,500	39,430
Total Senior Unsecured Revolving Credit Facility(3)				$216,240				$332,111
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
EQT Joint Venture Proceeds and Debt Repayments
In August 2026, the Company completed the formation of the EQT JV and received proceeds in connection with

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
the transaction. In September 2026, the Company used the proceeds to repay in full the outstanding balances of the 2025 Unsecured Term Loan, Tranche A-1 and Delayed Draw Tranche A-3 and to partially repay outstanding borrowings under the Senior Unsecured Revolving Credit Facility. Refer to Note 13 - Investments in and Advances to Partially Owned Entities for additional details regarding the joint venture formation.
Senior Unsecured Credit Facility Amendment
In June 2026, the Company entered into an Amended and Restated Syndicated Facility Agreement (“Senior Unsecured Credit Facility”) that amended and restated the prior agreement dated August 23, 2022. The amendment increased the Term Loan A-2 tranche by C$100 million, added a new A$230 million AUD Term Loan Facility, extended the maturity dates associated with certain borrowings within the facility, and modified the pricing grid applicable to certain borrowings. Outstanding borrowings continue to bear interest at variable rates based on SOFR or the applicable alternative currency benchmark rate plus an applicable margin determined by the Company's debt ratings.
The Senior Unsecured Term Loan consists of various tranches. Tranche A-1 consisted of a $375 million USD term loan. Pursuant to the Amended and Restated Syndicated Facility Agreement, the terms of the agreement included an option for four three-month extensions past the previously extended contractual maturity date in August 2026. In August 2026, the Company exercised the first three-month extension, extending the contractual maturity date to November 2026. In September 2026, the Company repaid the outstanding balance of Tranche A-1 using a portion of the distributions received in connection with the formation of the EQT JV.
Tranche A-2 consists of a C$350 million term loan, an increase from the previous amount of C$250 million. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2031 from the previous maturity date of January 2028, and does not have any extension options. The C$100 million increase was fully borrowed in June 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
Tranche A-3 consisted of a $270 million USD term loan delayed draw facility, which was scheduled to mature in January 2028 and did not have any extension options. In September 2026, the Company repaid the outstanding balance of Tranche A-3 using a portion of the distributions received in connection with the formation of the EQT JV.
The 2025 Unsecured Term Loan was comprised of a $250 million USD term loan delayed draw facility. The 2025 Unsecured Term Loan originally included an option for one six-month extension past the initial contractual maturity date in June 2026. In May 2026, the Company entered into an amendment to replace the original six-month extension option with two three-month extension options past the initial contractual maturity date in June 2026. In May 2026, the Company exercised the first three-month extension, which extended the maturity date to September 2026. Subsequently, in June 2026, the Company entered into the Amended and Restated Syndicated Facility Agreement which allowed for two additional three-month extension options past the amended contractual maturity date in September 2026. In September 2026, the Company repaid the outstanding balance of the 2025 Unsecured Term Loan using a portion of the distributions received in connection with the formation of the EQT JV.
The Amended and Restated Syndicated Facility Agreement provided for a A$230 million AUD Term Loan Facility with a maturity date of June 2031 and no extension options. The AUD Term Loan Facility bears interest at a rate of BBSW + 0.90% and interest is payable monthly with the first payment occurring on July 31, 2026. The AUD Term Loan Facility was fully borrowed in June 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multi-currency component. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2030 from the previous maturity date of August 2026; however, the Company has the option to extend the maturity up to two times, each for a six-month period. During September 2026, the Company used a portion of the distributions received in connection with the formation of the EQT JV to partially repay outstanding U.S. dollar borrowings under the Senior Unsecured Revolving Credit Facility.
In connection with the Amended and Restated Syndicated Facility Agreement, the Company incurred approximately $11.1 million of debt issuance costs, of which $2.7 million was recorded within “Senior unsecured notes and term loans - net of deferred financing costs” in the accompanying Condensed Consolidated Balance Sheets, and $8.4 million related to the Revolving Credit Facility was recorded within “Other assets” in the accompanying Condensed Consolidated Balance Sheets. These amounts will be amortized over the period associated with the maturity of the debt obligations.
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
As of September 30, 2026, we were in compliance with all debt covenants.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
5. Derivative Financial Instruments
Designated Non-derivative Financial Instruments

During the nine months ended September 30, 2026, the Australian dollar-denominated Senior Unsecured Revolving Credit Facility, that was previously held by the Company’s United States-based subsidiary, was fully repaid and redrawn by its Australian-based subsidiary. As a result, the Company no longer designated the revolver draw as a hedge of its net investment in its Australian-based subsidiary as of September 30, 2026.

As of September 30, 2026, the Company designated €820.5 million of debt and accrued interest as a hedge of its net investment in its Europe-based subsidiary. As of December 31, 2025, the Company designated A$207.5 million and €820.5 million of debt and accrued interest as a hedge of its net investment in its Australian-based and Europe-based subsidiaries, respectively. The remeasurement of these instruments is recorded in “Unrealized net gain (loss) on foreign currency” on the accompanying Condensed Consolidated Statements of Comprehensive Loss.
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
During the nine months ended September 30, 2026, the Company de-designated and subsequently terminated interest rate swap agreements with notional amounts of $200 million, $175 million, and $270 million due to a change in the facts and circumstances associated with the forecasted transactions. Upon termination, the Company received cash proceeds of $6.4 million. As a result, the Company recognized a gain of $5.9 million in “Other, net” on the accompanying Condensed Consolidated Statements of Operations. The gain includes changes in the fair value of the swaps between the de-designation and termination dates of $2.0 million, as well as the reclassification of amounts previously recorded in Accumulated other comprehensive loss (“AOCI”) related to the forecasted transactions that are no longer probable of occurring of $3.9 million. The remaining AOCI balance associated with these hedges is immaterial and has been reclassified into “Interest expense” on the accompanying Condensed Consolidated Statements of Operations during the three months ended September 30, 2026.
The following tables include the key provisions of the Company’s interest rate swap agreements, including the fair value, as of September 30, 2026 and December 31, 2025:

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of September 30, 2026	Liability Fair Value as of September 30, 2026
				(In thousands)
C$250 million	3.59%	9/23/2022	12/31/2027	$—	$555
			Total	$—	$555

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Notional	Fixed Base Interest Rate Swap	Effective Date	Expiration Date	Asset Fair Value as of December 31, 2025	Liability Fair Value as of December 31, 2025
				(In thousands)
$200 million	3.05%	12/29/2023	7/30/2027	$736	$—
$175 million	3.47%	11/30/2022	7/30/2027	—	493
$270 million	3.05%	11/01/2022	12/31/2027	1,170	—
C$250 million	3.59%	9/23/2022	12/31/2027	—	2,910
			Total	$1,906	$3,403
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
For derivatives designated and that qualify as cash flow hedges, the gain or loss on the derivative instrument is recorded as “Unrealized net gain (loss) on cash flow hedges” on the accompanying Condensed Consolidated Statements of Comprehensive Loss and subsequently reclassified in the period(s) during which the hedged transaction affects earnings within the same income statement and related cash flow line items as the earnings effect of the hedged transaction. During the next twelve months, the Company estimates that an additional $0.5 million will be reclassified as an increase to “Interest expense”.
The following tables present the effect of the Company’s designated derivative financial instruments on the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, including the impacts to Accumulated other comprehensive loss (“AOCI”):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest rate swaps	$935	$515	$5,374	$(7,312)
Treasury locks	—	—	—	1,292
Foreign currency exchange forwards	—	105	—	(1,493)
Cross-currency swap	—	(78)	—	(7,884)
Total designated derivative financial instruments	$935	$542	$5,374	$(15,397)

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Location of Gain or (Loss) Reclassified from AOCI into Earnings	Amount of Gain or (Loss) to Earnings from AOCI Reclassifications
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(In thousands)
Interest rate swaps	Interest expense	$(178)	$1,679	$497	$5,131
Interest rate swaps	Other, net	—	—	3,869	—
Treasury locks	Interest expense	46	46	138	91
Foreign currency exchange forwards	Foreign currency exchange loss, net	—	(1,493)	—	(1,493)
Cross-currency swap	Foreign currency exchange loss, net	—	(477)	—	(6,498)
Cross-currency swap	Interest expense	—	119	—	332
Total designated derivative financial instruments		$(132)	$(126)	$4,504	$(2,437)
The Company’s derivatives are subject to master netting agreements. There were no impacts from offsetting as of September 30, 2026 and the impacts from offsetting were immaterial as of December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company has not posted any collateral related to these agreements. The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default of its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.
During the three months ended September 30, 2026, the Company also entered into a support arrangement in conjunction with the formation of the EQT JV. The terms of the arrangement are more fully described in Note 13 - Investments in and Advances to Partially Owned Entities to these Condensed Consolidated Financial Statements.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
6. Fair Value Measurements
As of September 30, 2026 and December 31, 2025, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term maturities of the instruments.
The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments. The Company’s assets and liabilities recorded at fair value on a non-recurring basis include long-lived assets when events or changes in circumstances indicate that the carrying amounts may not be recoverable.
The Company’s assets and liabilities measured or disclosed at fair value are as follows:

		Fair Value
	Fair Value Hierarchy	September 30, 2026	December 31, 2025
		(In thousands)
Measured at fair value on a recurring basis:(2)
Income shortfall liability(3)	Level 3	$46,800	$—
Interest rate swap assets	Level 2	$—	$1,906
Interest rate swap liabilities	Level 2	$555	$3,403

Measured at fair value on a non-recurring basis:
Certain previously impaired real estate assets	Level 3	$3,500	$20,885

Disclosed at fair value:
Public 5.600% Notes(1)	Level 2	$389,006	$404,334
Public 5.409% Notes(1)	Level 2	$471,238	$489,960
Senior Unsecured Notes (excluding Public 5.600% Notes and Public 5.409% Notes), Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility(1)	Level 3	$2,068,960	$3,128,449
(1)The carrying value of the Senior Unsecured Notes, Senior Unsecured Term Loans, and Senior Unsecured Revolving Credit Facility is disclosed in Note 4 . Debt to these Condensed Consolidated Financial Statements.
(2)For further information regarding the fair value of assets held by various pension plans refer to Note 13 - Fair Value of our 2025 Annual Report on Form 10-K.
(3)During the three months ended September 30, 2026, the Company entered into a support arrangement in conjunction with the formation of the EQT JV. The terms of the arrangement are more fully described in Note 13 - Investments in and Advances to Partially Owned Entities to these Condensed Consolidated Financial Statements.
7. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2026 and 2025 varies from the statutory U.S. federal income tax rate primarily due to the Company being designated as a REIT that is generally treated as a non-tax paying entity. During the three and nine months ended September 30, 2026, the effective tax rate was primarily impacted by the gain recognized in connection with the formation of the EQT JV. During the three and nine months ended September 30, 2026, the Company recognized a discrete tax expense of $3.7 million, consisting primarily of a $2.8 million foreign audit settlement and $2.9 million of state tax expense related to the EQT JV formation, which was partially offset by a $2.0 million deferred tax benefit recognized upon the termination of a pension plan. During the nine months ended September 30, 2026, the Company also recognized a discrete tax expense of $3.9 million related to a valuation allowance established in the U.S.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent certain key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 - Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The legislation was signed into law during the nine months ended September 30, 2025. Certain provisions apply to tax years beginning after December 31, 2025. The estimated impact was included in continuing operations for the three and nine months ended September 30, 2026 and was not material.

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

The Company records accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. The Company adjusts these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company had nominal amounts recorded as environmental liabilities in “Accounts payable and accrued expenses” as of September 30, 2026 and December 31, 2025 on the Condensed Consolidated Balance Sheets. Most of the Company’s warehouses utilize ammonia as a refrigerant. Ammonia is classified as a hazardous chemical regulated by the Environmental Protection Agency, and an accident or significant release of ammonia from a warehouse could result in injuries, loss of life, and property damage. Future changes in applicable environmental laws or regulations, or in the interpretations of such laws and

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
regulations, could negatively impact the Company. The Company believes it is in compliance with applicable environmental regulations in all material respects. Under various U.S. federal, state, and local environmental laws, a current or previous owner or operator of real estate may be liable for the entire cost of investigating, removing, and/or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for the entire clean-up cost. There were no material unrecorded contingent liabilities as of September 30, 2026 and December 31, 2025.
Occupational Safety and Health Act (“OSHA”)
The Company’s warehouses located in the U.S. are subject to regulation under OSHA, which requires employers to provide associates with an environment free from hazards, such as exposure to toxic chemicals, excessive noise levels, mechanical dangers, heat or cold stress, and unsanitary conditions. The cost of complying with OSHA and similar laws enacted by states and other jurisdictions in which we operate can be substantial, and any failure to comply with these regulations could expose us to substantial penalties and potentially to liabilities to associates who may be injured at our warehouses. The Company records accruals for OSHA matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. The Company believes that it is in substantial compliance with all OSHA regulations and that no material unrecorded liabilities exist as of September 30, 2026 and December 31, 2025. Future changes in applicable environmental laws or regulations, or in the interpretation of such laws and regulations, could negatively impact the Company.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
9. Accumulated Other Comprehensive Loss
The Company reports activity in Accumulated other comprehensive loss (“AOCI”) for foreign currency translation adjustments, including the translation adjustment for investments in partially owned entities, unrealized gains and losses on designated derivatives, and minimum pension liability adjustments (net of tax). The activity in AOCI for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Opening balance - accumulated other comprehensive loss	$(53,889)	$(58,468)	$(63,190)	$(27,279)
Pension and other postretirement benefits:
Balance at beginning of period, net of tax	$875	$800	$910	$898
Net loss on pension and other postretirement benefit (2)	(2,559)	(49)	(2,594)	(147)
Balance at end of period, net of tax	$(1,684)	$751	$(1,684)	$751
Foreign currency:
Balance at beginning of period, net of tax	$(59,360)	$(65,089)	$(68,893)	$(46,028)
Cumulative translation adjustment	(5,691)	(8,368)	(11,051)	96,896
Non-derivative net investment hedges(1)	11,070	2,992	25,963	(122,107)
Derivative net investment hedge(1)	—	105	—	(1,493)
Reclassification of derivative net investment hedge to earnings(1)	—	1,493	—	1,493
Reclassification of accumulated CTA on SuperFrio sale proceeds	—	(1,579)	—	(1,579)
Reclassification of CTA to earnings upon sale of partially owned entity	—	—	—	2,372
Net gain (loss) on foreign currency translation	5,379	(5,357)	14,912	(24,418)
Balance at end of period, net of tax	$(53,981)	$(70,446)	$(53,981)	$(70,446)
Designated derivatives:
Balance at beginning of period, net of tax	$4,596	$5,821	$4,793	$17,851
Cash flow hedge derivatives(1)	935	437	5,374	(13,904)
Net amount reclassified from AOCI to earnings(1)	132	(1,367)	(4,504)	944
Net gain (loss) on designated derivatives	1,067	(930)	870	(12,960)
Balance at end of period, net of tax	$5,663	$4,891	$5,663	$4,891
Closing balance - accumulated other comprehensive loss	$(50,002)	$(64,804)	$(50,002)	$(64,804)
(1)Refer to Note 5 - Derivative Financial Instruments for details of our derivative and designated non-derivative financial instruments, including the classification on the Condensed Consolidated Statements of Operations for items reclassified from AOCI to Net income (loss).
(2)Losses during the three months ended September 30, 2026 include a $0.7 million reclassification from accumulated other comprehensive income related to a pension settlement during the period.

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
Revenues and costs associated with the Company's management of the EQT JV, consisting of a management fee and reimbursed costs, are not included in either of the Company’s Warehouse or Transportation reportable segments and are presented as reconciling items between Total segment contribution and Income (loss) before income taxes. The EQT JV management activities do not meet the materiality threshold required for separate reporting as a reportable segment as of September 30, 2026.
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
Significant Warehouse segment expenses include labor, power, other facilities costs, and other services costs.
Labor - Labor, the most significant part of warehouse expenses, covers wages, benefits, and workers' compensation.
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
The accounting policies used in the preparation of our reportable segments’ financial information are the same as those used in the preparation of our Condensed Consolidated Financial Statements. Our CODM is our Chief Executive Officer, who uses segment contribution to evaluate segment performance and to allocate resources. The

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
CODM considers budget-to-actual variances on a monthly, quarterly, and annual basis using the segment profit or loss measure when making decisions about allocating capital and personnel to the segments. The CODM also uses the segment profit or loss measure to assess the performance of each segment by comparing the results and return on specific assets within each segment with one another and industry competitors.
Segment contribution metrics help investors understand revenues, costs, and earnings among service types. Segment contribution is calculated as earnings before interest expense, taxes, depreciation and amortization, excluding Joint venture related management fee and reimbursed costs (revenue); Joint venture related reimbursed costs; corporate Selling, general, and administrative expense; Transactions, strategic initiatives and other costs, net; Impairment of long-lived assets; Net (gain) loss from sale of real estate; Gain on contribution of real estate assets; and all components of non-operating other income and expense.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents segment revenues, significant segment expenses and segment contribution with a reconciliation to Income (loss) before income taxes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Segment revenues:
Warehouse(1)	$616,283	$615,822	$1,797,769	$1,803,460
Transportation	62,217	47,843	173,491	139,933
Total Segment revenues	678,500	663,665	1,971,260	1,943,393

Significant Segment Expenses:
Warehouse(1):
Power	44,355	42,440	116,292	109,695
Other facilities costs(2)	62,374	62,487	183,976	184,014
Labor	255,456	259,646	763,078	760,945
Other services costs(2)	49,882	53,957	141,766	150,006
Total warehouse cost of operations	412,067	418,530	1,205,112	1,204,660

Transportation services cost of operations	52,750	40,107	144,269	116,201
Total segment expenses	$464,817	$458,637	$1,349,381	$1,320,861

Segment contribution:
Warehouse(1)	204,216	197,292	592,657	598,800
Transportation	9,467	7,736	29,222	23,732
Total segment contribution	213,683	205,028	621,879	622,532

Joint venture related management fee and reimbursed costs	13,058	—	13,058	—
Joint venture related reimbursed costs	(11,597)	—	(11,597)	—
Depreciation and amortization expense	(105,666)	(88,023)	(300,257)	(267,467)
Selling, general, and administrative expense	(63,487)	(70,982)	(197,670)	(207,124)
Transactions, strategic initiatives and other costs, net	(32,208)	(29,052)	(81,123)	(77,692)
Impairment of long-lived assets	(4,623)	(77)	(314,195)	(5,303)
Net gain (loss) from sale of real estate	12,126	(143)	17,647	11,617
Gain on contribution of real estate assets	721,381	—	721,381	—
Interest expense	(41,971)	(33,931)	(125,790)	(108,293)
Loss from investments in partially owned entities	(2,398)	(41)	(3,330)	(1,739)
Other, net	(1,240)	(477)	13,071	6,594
Income (loss) before income taxes	$697,058	$(17,698)	$353,074	$(26,875)
(1)Prior period Warehouse segment financial results have been recast to include the Company’s former Third-Party Managed reportable segment.
(2)Certain immaterial prior period amounts have been reclassified to conform to the current period presentation.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
11. Earnings/Loss per Common Share
Basic income (loss) per share and Diluted income (loss) per share are calculated by dividing the Net income (loss), attributable to common stockholders by the basic and diluted weighted-average common stock outstanding in the period, respectively, using the allocation method prescribed by the two-class method. The Company applies this method to compute earnings/loss per common share because it distributes non-forfeitable dividend equivalents on restricted stock units and Operating Partnership units granted to certain associates and non-employee directors who have the right to participate in the distribution of common dividends while the restricted stock units and Operating Partnership units are unvested.
A reconciliation of the basic and diluted weighted-average common stock outstanding for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Weighted average common stock outstanding – basic	286,625	285,898	286,590	285,622
Dilutive effect of stock-based awards	1,045	—	598	—
Weighted average common stock outstanding – diluted	287,670	285,898	287,188	285,622
For the three and nine months ended September 30, 2026, certain potential common stock under the treasury stock method and the if-converted method was dilutive for those periods. For the three and nine months ended September 30, 2025, potential common stock under the treasury stock method and the if-converted method was antidilutive because the Company reported a net loss for such periods. Consequently, the Company did not have any adjustments between Basic and Diluted income (loss) per share related to stock-based awards for those periods.
The table below presents the number of antidilutive potential common shares that are not considered in the calculation of Diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Employee stock options	—	22	5	30
Restricted stock units	1,043	880	827	838
Operating Partnership units	1,273	301	636	329
Total	2,316	1,203	1,468	1,197

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
The following tables represent a disaggregation of revenues from contracts with customers for the three and nine months ended September 30, 2026 and 2025, by segment and geographic region:

	Three Months Ended September 30, 2026
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$193,139	$22,337	$22,869	$1,657	$240,002
Warehouse services(1)	273,512	29,663	56,308	1,194	360,677
Transportation	30,779	12,811	17,873	754	62,217
Joint venture related management fee and reimbursed costs	13,058	—	—	—	13,058
Total revenues(2)	510,488	64,811	97,050	3,605	675,954
Lease revenues(3)	14,287	684	633	—	15,604
Total revenues	$524,775	$65,495	$97,683	$3,605	$691,558

	Three Months Ended September 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$204,017	$20,288	$20,064	$2,094	$246,463
Warehouse services(1)	276,728	29,204	47,527	1,208	354,667
Transportation	21,851	12,538	12,822	632	47,843
Joint venture related management fee and reimbursed costs	—	—	—	—	—
Total revenues(2)	502,596	62,030	80,413	3,934	648,973
Lease revenues(3)	13,427	631	634	—	14,692
Total revenues	$516,023	$62,661	$81,047	$3,934	$663,665
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2026
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$576,034	$64,714	$64,529	$4,737	$710,014
Warehouse services(1)	792,019	84,737	162,283	3,404	1,042,443
Transportation	84,321	38,586	48,435	2,149	173,491
Joint venture related management fee and reimbursed costs	13,058	—	—	—	13,058
Total revenues(2)	1,465,432	188,037	275,247	10,290	1,939,006
Lease revenues(3)	41,792	1,953	1,567	—	45,312
Total revenues	$1,507,224	$189,990	$276,814	$10,290	$1,984,318

	Nine Months Ended September 30, 2025
	North America	Europe	Asia-Pacific	South America	Total
	(In thousands)
Warehouse rent and storage	$607,616	$56,845	$56,417	$6,007	$726,885
Warehouse services(1)	812,868	79,953	134,100	4,073	1,030,994
Transportation	68,198	35,099	34,539	2,097	139,933
Joint venture related management fee and reimbursed costs	—	—	—	—	—
Total revenues(2)	1,488,682	171,897	225,056	12,177	1,897,812
Lease revenues(3)	41,507	2,431	1,643	—	45,581
Total revenues	$1,530,189	$174,328	$226,699	$12,177	$1,943,393
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
For arrangements containing non-cancellable contract terms, any variable consideration related to storage renewals or incremental handling charges above stated minimums are 100% constrained and not included in the aggregate amount of the transaction price allocated to the unsatisfied performance obligations disclosed below, given the degree of difficulty in estimation. Payment terms are generally 0 - 30 days upon billing, which is typically monthly, either in advance or subsequent to the performance of services. The same payment terms typically apply for arrangements containing variable consideration.
The Company has no material warranties or obligations for allowances, refunds or other similar obligations.
As of September 30, 2026, the Company had $1.7 billion of remaining unsatisfied performance obligations from contracts with customers subject to a non-cancellable term and within contracts that have an original expected duration exceeding one year. These obligations also do not include variable consideration beyond the non-

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
cancellable term, which due to the inability to quantify by estimate, is fully constrained. The Company expects to recognize approximately 6% of these remaining performance obligations as revenues in 2026, and the remaining 94% to be recognized over a weighted average period of 14.8 years through 2042.
Contract Balances
The timing of revenue recognition, billings and cash collections results in accounts receivable (contract assets), and unearned revenues (contract liabilities) on the accompanying Condensed Consolidated Balance Sheets. Generally, billing occurs monthly, subsequent to revenue recognition, resulting in contract assets. However, the Company may bill and receive advances or deposits from customers, particularly on storage and handling services, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the accompanying Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three and nine months ended September 30, 2026, were not materially impacted by any other factors.
Receivable balances related to contracts with customers accounted for under ASC 606 were $380.1 million and $360.2 million as of September 30, 2026 and December 31, 2025, respectively. All other trade receivable balances relate to contracts accounted for under ASC 842.
Balances in unearned revenues related to contracts with customers were $20.8 million and $20.2 million as of September 30, 2026 and December 31, 2025, respectively. Substantially all revenues that were included in the contract liability balances at the beginning of 2026 have been recognized as of September 30, 2026, and represent revenues from the satisfaction of monthly storage and handling services with average customer inventory turns of approximately 30 days.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
13. Investments in and Advances to Partially Owned Entities
As of September 30, 2026 and December 31, 2025, our investments in partially owned entities accounted for under the equity method of accounting and advances to these entities under established loan agreements consist of the following:

	Location	As of September 30, 2026		As of December 31, 2025
Joint Venture		% Ownership	Balance	% Ownership	Balance
	(In thousands, except percentages)
Investment in RSA joint venture	Dubai	49%	$16,593	49%	$15,629
Advances to RSA joint venture, including accrued interest			—		23,602
Total investment in and advances to RSA joint venture			16,593		39,231

Investment in EQT JV	North America	30%	152,142	—%	—
Total investments in and advances to partially owned entities			$168,735		$39,231
The debt of each of these unconsolidated joint ventures is non-recourse to the Company (with the exception of a portion of the EQT JV debt further discussed below), except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.
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

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Under the terms of the RSA joint venture agreement, the Company has a call right that enables it to purchase all remaining issued and outstanding shares of the RSA joint venture starting August 28, 2025, with the exercise price to be set as the fair market value of the shares on the exercise date. As of September 30, 2026, the Company has not exercised this call right.
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
During the nine months ended September 30, 2026 the RSA joint venture repaid its outstanding loan balance due to the Company of $23.4 million. Cash proceeds from the repayment were included in Net cash provided by (used in) investing activities in the Condensed Consolidated Statements of Cash Flows.
The outstanding balance on the Bridge Loans, including interest, as of December 31, 2025 was $23.6 million.
EQT Joint Venture
On August 31, 2026, the Company completed the formation of the EQT JV. EQT contributed cash to the EQT JV in exchange for a 70% interest. The Company contributed 12 properties with a gross value of $1.33 billion in exchange for 30% interest. The Company serves as manager of the EQT JV and its properties under a Property Management Agreement. The Company evaluated the EQT JV under ASC 810 and determined that it is a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the Company accounts for its investment under the equity method of accounting.
At closing, the EQT JV transferred a portion of the net proceeds from a new $863.5 million mortgage loan, as well as cash contributed by the EQT JV partner, to the Company for the contributed properties. After closing prorations and transaction costs, the Company received proceeds of approximately $1.16 billion and used the proceeds to repay the $375.0 million Tranche A-1 term loan, the $270.0 million Delayed Draw Tranche A-3 term loan, the $250.0 million 2025 Unsecured Term Loan, and $255.0 million of borrowings under the Senior Unsecured Revolving Credit Facility. The concurrent write-off of the related unamortized deferred financing costs was immaterial.

Americold Realty Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
In connection with the closing, the Company derecognized 11 of the 12 contributed properties and recognized a gain of $721.4 million, recorded within Gain on contribution of real estate assets on the Condensed Consolidated Statements of Operations. The Company's initial retained 30% interest of approximately $154.0 million was recognized within Investments in and advances to partially owned entities on the Condensed Consolidated Balance Sheets.
In connection with the formation of the EQT JV, the Company entered into certain support arrangements discussed below.
The Company guaranteed 15% of a vertical slice of the EQT JV’s outstanding debt at closing. The Company recorded a liability of $8.9 million, representing the guarantee's fair value at inception, within Other liabilities on the Condensed Consolidated Balance Sheets.
The Company did not derecognize one of the 12 contributed facilities because it continues to service an existing customer there under a license agreement with the EQT JV. The Company has a call right, and EQT JV has a put right, that could require the Company to repurchase the facility, contingent upon certain closing conditions. As a result, the transfer does not qualify as a sale, and the Company recorded a $72.4 million obligation recognized within Repurchase obligation on the Condensed Consolidated Balance Sheets.
Per the terms of the EQT JV agreement, the Company is required to fund scheduled deferred capital expenditures at the EQT JV properties through 2035 and recorded a liability of $37.0 million within Other liabilities on the Condensed Consolidated Balance Sheets.
For up to 10 years (the "Stabilization Period"), the Company must fund annual shortfalls in the venture’s unlevered free cash flow relative to its approved business plan, up to $100.0 million in aggregate (“Income Shortfall Liability”). Cumulative payments in excess of EQT JV’s cumulative shortfall are recoverable through equity distributions and a calculated surplus at the earlier of a sale of the EQT JV or the conclusion of the Stabilization Period. The Company accounts for this arrangement as a derivative under ASC 815, Derivatives and Hedging, and measures the derivative at fair value each reporting period. Accordingly, the Company recorded a liability of $46.8 million within Other liabilities on the Condensed Consolidated Balance Sheets, representing the fair value of the obligation at formation of the EQT JV. Changes in the fair value of the derivative are recognized in Other, net in the Condensed Consolidated Statement of Operations. Such amounts were immaterial for the one-month period ended September 30, 2026. The fair value of the derivative was estimated using a Monte Carlo simulation of the EQT JV's unlevered free cash flows and is classified within Level 3 of the fair value hierarchy. Significant unobservable inputs include management's approved business plan, timing of exit (if any) from the EQT JV, and cash flow volatility. Observable inputs include components of the discount rate, such as the risk-free rate and credit spreads.
The Company’s maximum exposure to loss is generally limited to its investment in the Joint Venture together with its obligations under these arrangements. The Company provides management services to the Joint Venture and earns fees and reimbursement of costs, which are recognized in the Condensed Consolidated Statements of Operations within Joint venture related management fee and reimbursed costs and Joint venture related reimbursed costs.

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
Management’s Overview
Americold Realty Trust, Inc. together with its subsidiaries (“ART”, “Americold”, the “Company”, “us” or “we”) is a Maryland corporation that operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. Americold is a global leader in temperature-controlled logistics and real estate, supporting the safe, efficient movement of food worldwide. We connect producers, processors, distributors, and retailers. Leveraging deep industry expertise, advanced technology, and sustainable practices, Americold delivers reliable cold storage and transportation solutions that create lasting value for customers and communities. As of September 30, 2026, the Company operated 208 warehouses globally, totaling approximately 1.2 billion cubic feet, with 163 warehouses in North America, 23 warehouses in Europe, 20 warehouses in Asia-Pacific, and 2 warehouses in South America.
As of September 30, 2026, our business includes two primary business segments: Warehouse and Transportation. We also have a minority interest in two joint ventures: RSA Cold Holdings Limited (the “RSA joint venture”), which operates 2 temperature-controlled warehouses in Dubai, and Americold-EQT Cold Storage Partnership, LLC (the “EQT JV”), in which we hold a 30% equity interest, which owns 12 temperature-controlled warehouse facilities in North America.
Joint Venture Formation

On August 31, 2026, the Company completed the formation of Americold-EQT Cold Storage Partnership, LLC (the “EQT JV”) with EQT Partners (“EQT”), a joint venture focused on the ownership, operation, and potential development of high-quality cold storage warehouse facilities in North America.
Upon closing, the Company contributed 12 cold storage facilities to the EQT JV and retained a 30% equity interest in the EQT JV, while EQT acquired a 70% equity interest in the EQT JV. The Company received proceeds in connection with the transaction, which were used to repay outstanding indebtedness of the Company. The Company continues to serve as the operating manager of the EQT JV and provides day-to-day operational oversight. Additional information regarding the transaction is included in Note 13 - Investments in and Advances to Partially Owned Entities.
Segment Reorganization

As of January 1, 2026, the Company revised the operating segment information regularly provided to the Company's Chief Operating Decision Maker (the “CODM”) to combine the Warehouse and the former Third-party managed operating segments. As a result of this change, the Company now has two reportable operating segments: Warehouse and Transportation. All prior period comparative financial information has been recast to reflect the revised segment structure. See Note 10 - Segment Information for additional information about the Company's reportable segments.
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
As a result of the agreement described above, together with other real estate-related impairments recognized during the period, the Company recorded impairment charges of $314.2 million during the nine months ended September 30, 2026, which were recognized within Impairment of long-lived assets on the Condensed Consolidated Statements of Operations.
Project Orion
In February 2023, the Company announced Project Orion (“Project Orion”), a multi‑year transformation initiative focused on modernizing technology platforms and business processes to support future growth and operational efficiency. Project Orion includes the implementation of a new cloud‑based enterprise resource planning (“ERP”) system (“Orion – Oracle”) and other transformation initiatives (“Orion – Transformation”). The Orion – Oracle implementation is substantially complete, with the exception of finalizing its deployment in Europe. The Company recognized $10.0 million and $13.0 million in total costs related to Project Orion during the three months ended September 30, 2026 and 2025, respectively. The total costs related to Project Orion during the nine months ended September 30, 2026 and 2025 were $27.0 million and $39.9 million, respectively.

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
Financial Trends and Uncertainties
Management believes that recent and future operating results may continue to be impacted by broader macroeconomic conditions, including consumer spending conservatism, persistent inflationary pressures, tariff-related uncertainty, and reductions in government-sponsored benefits. These factors have collectively influenced purchasing behavior, which in turn affects our customers’ production volumes and the corresponding demand for our temperature-controlled storage and handling services. The cold storage industry has also experienced increased speculative capacity, particularly in key distribution markets, which has increased competition. Management believes these trends are reasonably likely to continue to impact future results; however, despite these headwinds, we remain focused on disciplined cost control, delivering high-quality customer service, and investing in areas of the business that offer the greatest long-term value.

How We Assess the Performance of Our Business
Segment Contribution Net Operating Income (“NOI”)
We evaluate the performance of our primary business segments based on their NOI contribution to our overall results of operations which aligns with how our decision makers evaluate performance.
•Warehouse segment contribution NOI is calculated as Warehouse segment revenues less its cost of operations excluding any Joint venture related reimbursed costs, Depreciation and amortization, corporate-level Selling, general, and administrative expense, corporate-level Transactions, strategic initiatives and other costs, net, Impairment of long-lived assets, Net (gain) loss from sale of real estate, Gain on contribution of real estate assets, and all components of Other (expense) income.
•Warehouse rent and storage contribution NOI is calculated as warehouse rent and storage revenues less power and other facilities costs.
•Warehouse services contribution NOI is calculated as warehouse services revenues less labor and other service costs.
•Transportation segment contribution NOI is calculated as Transportation segment revenues less its cost of operations excluding any Joint venture related reimbursed costs, Depreciation and amortization, corporate-level Selling, general, and administrative expense, corporate-level Transactions, strategic initiatives and other costs, net, Impairment of long-lived assets, Net (gain) loss from sale of real estate, Gain on contribution of real estate assets, and all components of Other (expense) income.
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

Same Store Analysis
We believe that same store metrics are key performance indicators commonly used in the real estate industry. Evaluating the performance of our real estate portfolio on a same store basis allows investors to evaluate performance in a way that is consistent period to period. We define our “same store” population once annually at the beginning of the current calendar year. Our population includes properties owned or leased for the entirety of two comparable periods with at least twelve consecutive months of normalized operations prior to January 1 of the current calendar year. We define “normalized operations” as properties that have been open for operation or lease, after development, expansion, or significant modification (e.g., rehabilitation subsequent to a natural disaster). Acquired properties are included in the “same store” population if owned by us as of the first business day of the prior calendar year (e.g. January 1, 2025) and are still owned by us as of the end of the current reporting period, unless the property is under development. The “same store” pool is also adjusted to remove properties that are being exited (e.g. non-renewal of warehouse lease or held for sale to third parties), were sold, or entered development subsequent to the beginning of the current calendar year. Changes in ownership structure (e.g., purchase of a previously leased warehouse) do not result in a facility being excluded from the same store population as management believes that actively managing its real estate is normal course of operations. However, the sites contributed upon formation of the EQT JV have been excluded from both the same store and non-same store results. Additionally, management classifies new developments (both conventional and automated facilities) as a component of the same store pool once the facility is considered fully operational and both inbounding and outbounding product for at least twelve consecutive months prior to January 1 of the current calendar year.
For all same store properties (as defined above), we calculate “same store contribution (NOI)”, “same store rent and storage contribution NOI”, “same store services contribution NOI”, and the related margins in the same manner as described above. To ensure comparability in our period-to-period operating results, we also calculate same store contribution NOI measures on a constant currency basis, removing the impact of foreign exchange rate fluctuations by using prior period exchange rates to translate current period results into US dollars. These metrics isolate the operating performance of a consistent set of properties and thus eliminate the effects of changes in portfolio composition and currency fluctuations.
The following table shows the number of same store and non-same store warehouses in our portfolio as of September 30, 2026.

Warehouse site count	As of September 30, 2026
Total Warehouses(1)	208
Same Store Warehouses(2)	194
Non-Same Store Warehouses(3)	14
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
(3)As of September 30, 2026, the non-same store facility count consists of: 4 sites that are in the recently completed expansion and development phase, 1 facility that we purchased in 2025, 1 recently leased warehouse in Australia, 1 site currently under temporary construction, 3 sites held for sale, and 4 sites in the process of winding down operations. As of September 30, 2026, there are 2 sites in the development and expansion phase that will be added to the non-same store pool when operations commence.
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
Physical occupancy percentage is calculated by dividing the average number of physically occupied pallets by the estimated average of total physical pallet positions in our warehouses for the applicable period.
We estimate the number of physical pallet positions by taking into account actual racked space and by estimating unracked space on an as-if racked basis. We base this estimate on a formula utilizing the total cubic feet of each room within the warehouse that is unracked divided by the volume of an assumed rack space that is consistent with the characteristics of the relevant warehouse. On a warehouse-by-warehouse basis, rack space generally ranges from three to four feet depending upon the type of facility and the nature of the customer goods stored therein. The number of our pallet positions is reviewed and updated quarterly, taking into account changes in racking configurations and room utilization.
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
Labor covers wages, benefits, and workers' compensation, and can vary due to factors like workforce size, customer needs, compensation levels, third-party labor usage, collective bargaining agreements, customer requirements, productivity, labor availability, government policies, medical insurance costs, safety programs, and discretionary bonuses. Additionally, we incur labor charges for warehouses that we manage on behalf of third-party owners, which are recognized on a pass-through basis.
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
Joint venture related management fee and reimbursed costs revenues are related to management fees that the Company earns related to its property management services provided to the EQT JV. The Company receives reimbursements for any costs incurred related to operating the warehouses which is recognized on a gross basis in Joint venture related management fee and reimbursed costs revenues and the related costs in Joint venture related reimbursed costs.

Transportation
Transportation services revenues are derived from fees charged for transportation of our customers’ products, often including fuel and capacity surcharges.
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
Transactions, strategic initiatives and other costs, net consists of non-recurring or non-routine costs including costs related to severance, non-routine stock compensation expense associated with certain employee awards and professional and consulting fees for strategic projects, acquisition and transaction related costs (including costs related to the formation of the EQT JV), terminated site operations and costs related to sites held for sale or idle facilities, Project Orion, and cyber incident related costs, net of insurance recoveries. These costs are not representative of our normal course of operations.
Impairment of long-lived assets represents the impairment of certain long-lived assets whose values are considered unrecoverable, including recently recorded impairment charges related to the wind down of the Company’s retail automated operations in Plainville, CT and Lancaster, PA.
Net (gain) loss from sale of real estate represents the gain recognized on the Company’s sale of real estate related assets.
Interest expense is primarily associated with interest charged on unsecured revolving credit facilities, term loans, and notes. Interest expense also includes the impact of any interest rate swaps meant to hedge interest rate risk associated with such debt instruments.

Gain on contribution of real estate assets represents gains associated with the initial formation of the EQT JV.
Loss from investments in partially owned entities is representative of our share of gains and losses associated with our minority ownership interests in joint ventures.
Other, net primarily includes interest income, foreign currency remeasurement, gains and losses on other asset disposals including investments in partially owned entities, and other miscellaneous transactions.

Results of Operations
Comparison of Results for the Three Months Ended September 30, 2026 and 2025
Warehouse Segment
As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure. The Company's Third-Party Managed sites are included within the same store warehouse pool.
The following table presents revenues, contribution (NOI), and margins for our Global Warehouse segment for the three months ended September 30, 2026 and 2025.

Global Warehouse Reconciliation
(In thousands)
	Three Months Ended September 30,
	2026	2025
Segment revenues:
Same Store Warehouse	$546,341	$517,011
Non-Same Store Warehouse	23,020	40,219
Sites Contributed to Partially Owned Entities(2)	46,922	58,592
Global Warehouse Segment(1)	$616,283	$615,822

Segment costs of operations:
Same Store Warehouse	365,408	346,307
Non-Same Store Warehouse	21,445	39,188
Sites Contributed to Partially Owned Entities(2)	25,214	33,035
Global Warehouse Segment(1)	$412,067	$418,530

Segment Contribution:
Same Store Warehouse	180,933	170,704
Non-Same Store Warehouse	1,575	1,031
Sites Contributed to Partially Owned Entities(2)	21,708	25,557
Global Warehouse Segment(1)	$204,216	$197,292
(1)As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure.
(2) These amounts represent the results of sites contributed to the EQT JV upon formation on August 31, 2026.

The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global Warehouse segment for the three months ended September 30, 2026 and 2025. The following tables exclude results for sites contributed to the EQT JV.

	Three Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues(2):
Rent and storage	$235,184	$234,541	$235,288	—%	(0.3)%
Warehouse services(3)	334,177	331,170	321,942	3.8%	2.9%
Total Warehouse revenues	$569,361	$565,711	$557,230	2.2%	1.5%
Global Warehouse cost of operations(2)(3):
Power	42,568	42,588	39,754	7.1%	7.1%
Other facilities costs(4)(5)	58,059	57,856	58,338	(0.5)%	(0.8)%
Labor	240,709	238,186	238,143	1.1%	—%
Other services costs(4)(6)	45,517	45,444	49,260	(7.6)%	(7.7)%
Total Warehouse segment cost of operations	$386,853	$384,074	$385,495	0.4%	(0.4)%

Global Warehouse contribution (NOI)	$182,508	$181,637	$171,735	6.3%	5.8%
Rent and storage contribution (NOI)	$134,557	$134,097	$137,196	(1.9)%	(2.3)%
Services contribution (NOI)	$47,951	$47,540	$34,539	38.8%	37.6%
Global Warehouse margin	32.1%	32.1%	30.8%	130 bps	130 bps
Rent and storage margin	57.2%	57.2%	58.3%	-110 bps	-110 bps
Warehouse services margin	14.3%	14.4%	10.7%	360 bps	370 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	3,639	n/a	3,698	(1.6)%	n/a
Average physical occupied pallets	3,233	n/a	3,151	2.6%	n/a
Average physical pallet positions	4,745	n/a	5,092	(6.8)%	n/a
Economic occupancy percentage	76.7%	n/a	72.6%	410 bps	n/a
Physical occupancy percentage	68.1%	n/a	61.9%	620 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$64.63	$64.45	$63.63	1.6%	1.3%
Total rent and storage revenues per average physical occupied pallet	$72.74	$72.55	$74.67	(2.6)%	(2.8)%
Global Warehouse services metrics:
Throughput pallets(3)	8,478	n/a	8,317	1.9%	n/a
Total warehouse services revenues per throughput pallet	$39.42	$39.06	$38.71	1.8%	0.9%
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
(5)Includes real estate rent expense of $6.4 million and $7.4 million, on an actual basis, for the three months ended September 30, 2026 and 2025, respectively.
(6)Includes non-real estate rent expense (equipment lease and rentals) of $1.2 million and $2.7 million, on an actual basis, for the three months ended September 30, 2026 and 2025, respectively. Prior period non-real estate rent expense is recast for the inclusion of Third-Party Managed sites.
n/a - not applicable

On a constant currency basis, our Warehouse segment revenues increased $8.5 million, or 1.5%, during the three months ended September 30, 2026, as compared to the same period in the prior year. This increase was driven by the $25.6 million increase in revenues in our same store pool, partially offset by the $17.1 million decrease in revenues in our non-same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store revenues increase. The decrease in revenues in the non-same store pool was primarily attributable to facilities exited, idled, or held for sale or sold subsequent to September 30, 2025. This decrease is partially offset by incremental revenues associated with recently completed developments and expansions.
On a constant currency basis, our Warehouse segment cost of operations decreased $1.4 million, or 0.4%, during the three months ended September 30, 2026, as compared to the same period in the prior year. This is primarily driven by a decrease of $17.6 million in our non-same store pool, partially offset by an increase of $16.2 million in our same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store cost of operations increase. The decrease in the non-same store pool is primarily attributable to the decrease in revenues as described above.
On a constant currency basis, Warehouse segment NOI increased $9.9 million, or 5.8% during the three months ended September 30, 2026, as compared to the same period in the prior year. NOI increased $9.3 million, or 5.5%, for our same store pool, and increased $0.6 million for our non-same store pool, both on a constant currency basis. The increase in the Warehouse segment NOI was primarily driven by the NOI improvement in our same store warehouse pool partially offset by the impact of facilities exited, idled, or held for sale or sold subsequent to September 30, 2025.

Same Store and Non-Same Store Results
As of January 1, 2026, the Company’s former Third-Party Managed reportable segment is included under the Warehouse reportable segment within the same store warehouse pool. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the three months ended September 30, 2026 and 2025. The following tables exclude results for sites contributed to the EQT JV.

	Three Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of same store warehouses	194		194
	(Dollars and units in thousands, except per pallet data)
Same store revenues(2):
Rent and storage	$221,823	$221,043	$214,073	3.6%	3.3%
Warehouse services(3)	324,518	321,529	302,938	7.1%	6.1%
Total same store revenues	$546,341	$542,572	$517,011	5.7%	4.9%
Same store cost of operations(2)(3):
Power	39,151	39,117	34,643	13.0%	12.9%
Other facilities costs(4)	53,308	53,093	49,932	6.8%	6.3%
Labor	229,589	227,045	219,060	4.8%	3.6%
Other services costs(4)	43,360	43,264	42,672	1.6%	1.4%
Total same store cost of operations	$365,408	$362,519	$346,307	5.5%	4.7%

Same store contribution (NOI)	$180,933	$180,053	$170,704	6.0%	5.5%
Same store rent and storage contribution (NOI)	$129,364	$128,833	$129,498	(0.1)%	(0.5)%
Same store services contribution (NOI)	$51,569	$51,220	$41,206	25.1%	24.3%
Same store margin	33.1%	33.2%	33.0%	10 bps	20 bps
Same store rent and storage margin	58.3%	58.3%	60.5%	-220 bps	-220 bps
Same store services margin	15.9%	15.9%	13.6%	230 bps	230 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,524	n/a	3,453	2.1%	n/a
Average physical occupied pallets	3,145	n/a	2,953	6.5%	n/a
Average physical pallet positions	4,490	n/a	4,517	(0.6)%	n/a
Economic occupancy percentage	78.5%	n/a	76.4%	210 bps	n/a
Physical occupancy percentage	70.0%	n/a	65.4%	460 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$62.95	$62.73	$62.00	1.5%	1.2%
Same store rent and storage revenues per average physical occupied pallet	$70.53	$70.28	$72.49	(2.7)%	(3.0)%
Same store services metrics:
Throughput pallets(3)	8,243	n/a	7,916	4.1%	n/a
Same store warehouse services revenues per throughput pallet	$39.37	$39.01	$38.27	2.9%	1.9%
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
n/a - not applicable

Same store rent and storage revenues increased by $7.0 million, on a constant currency basis, primarily due to a 2.1% increase in average economic occupied pallets related to higher end-consumer demand during the three months ended September 30, 2026 compared to the same period in the prior year.
Same store services revenues increased by $18.6 million on a constant currency basis, primarily due to an increase in throughput pallets of 4.1% and an increase in same store warehouse services revenues per throughput pallet of 1.9% during the three months ended September 30, 2026, compared to the same period in the prior year.
Same store costs of operations increased by $16.2 million, on a constant currency basis, primarily driven by higher power, labor and other facilities costs. The increase in power costs was primarily driven by higher energy prices during the three months ended September 30, 2026, compared to the same period in the prior year. The increase in labor was due to additional headcount to support the overall higher volumes and new business operations during the three months ended September 30, 2026, compared to the same period in the prior year. The increase in other facilities costs was due to higher facility maintenance expenses and real property taxes recognized during the three months ended September 30, 2026, compared to the same period in the prior year.

	Three Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of non-same store warehouses	14		27
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues(2):
Rent and storage	$13,361	$13,498	$21,215	n/r	n/r
Warehouse services	9,659	9,641	19,004	n/r	n/r
Total non-same store revenues	$23,020	$23,139	$40,219	n/r	n/r
Non-same store cost of operations(2):
Power	3,417	3,471	5,111	n/r	n/r
Other facilities costs	4,751	4,763	8,406	n/r	n/r
Labor	11,120	11,141	19,083	n/r	n/r
Other services costs	2,157	2,180	6,588	n/r	n/r
Total non-same store cost of operations	$21,445	$21,555	$39,188	n/r	n/r

Non-same store contribution (NOI)	$1,575	$1,584	$1,031	n/r	n/r
Non-same store rent and storage contribution (NOI)	$5,193	$5,264	$7,698	n/r	n/r
Non-same store services contribution (NOI)	$(3,618)	$(3,680)	$(6,667)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	115	n/a	245	n/r	n/a
Average physical occupied pallets	88	n/a	198	n/r	n/a
Average physical pallet positions	255	n/a	575	n/r	n/a
Economic occupancy percentage	45.1%	n/a	42.6%	n/r	n/a
Physical occupancy percentage	34.5%	n/a	34.4%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$116.18	$117.37	$86.59	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$151.83	$153.39	$107.15	n/r	n/r
Non-same store services metrics:
Throughput pallets	235	n/a	401	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$41.10	$41.03	$47.39	n/r	n/r
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
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our Transportation segment for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services revenues	$62,217	$61,164	$47,843	30.0%	27.8%
Transportation services cost of operations	52,750	51,812	40,107	31.5%	29.2%
Transportation segment contribution (NOI)	$9,467	$9,352	$7,736	22.4%	20.9%

Transportation margin	15.2%	15.3%	16.2%	-100 bps	-90 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, Transportation services revenues increased $13.3 million, or 27.8%, as compared to the same period in the prior year. The increase was primarily due to higher volumes driven by increased customer expansion in North America and a new transportation business in Australia, resulting in overall volume increases in the Asia-Pacific region.
On a constant currency basis, Transportation services cost of operations increased $11.7 million, or 29.2%, as compared to the same period in the prior year. The increase was due to the same factors contributing to the increase in revenues mentioned above.
Joint venture related management fee and reimbursed revenues and costs

For the three months ended September 30, 2026, the Company recognized $13.1 million of Joint venture related management fee and reimbursed costs revenues and $11.6 million of Joint venture related reimbursed costs related to the operations of the EQT JV. The formation of the EQT JV is discussed further in Note 13 - Investments in and Advances to Partially Owned Entities to these Condensed Consolidated Financial Statements.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Change
	2026	2025	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$105,666	$88,023	$17,643	20.0%
Selling, general, and administrative	$63,487	$70,982	$(7,495)	(10.6)%
Transactions, strategic initiatives and other costs, net	$32,208	$29,052	$3,156	10.9%
Impairment of long-lived assets	$4,623	$77	$4,546	n/r
Net (gain) loss from sale of real estate	$(12,126)	$143	$(12,269)	n/r
Gain on contribution of real estate assets	$(721,381)	$—	$(721,381)	100.0%
n/r - not relevant

Depreciation and amortization. Depreciation and amortization expense increased $17.6 million, or 20.0%, during the three months ended September 30, 2026 as compared to the same period in the prior year. This increase was primarily driven by the Company’s recently completed developments, expansions, and acquisitions, partially offset by sites that were sold, exited, or otherwise held for sale subsequent to September 30, 2025.
Selling, general, and administrative. During the three months ended September 30, 2026, corporate-level selling, general, and administrative expenses decreased $7.5 million, or 10.6%, compared to the same period in the prior year primarily driven by a decrease in software deferred cost amortization and labor and other personnel-related costs associated with overall cost reduction initiatives.
Transactions, strategic initiatives and other costs, net. During the three months ended September 30, 2026, Transactions, strategic initiatives and other costs, net increased $3.2 million, or 10.9% compared to the same period in the prior year primarily related to incremental transaction related costs associated with the formation of the EQT JV, partially offset by a decrease in non-capitalizable Project Orion related costs and severance related compensation costs.
Impairment of long-lived assets. During the three months ended September 30, 2026, Impairment of long-lived assets increased $4.5 million, primarily associated with real estate related impairments.
Net (gain) loss from sale of real estate. During the three months ended September 30, 2026, the Company recorded a net gain from the sale of real estate of $12.1 million, primarily related to the strategic sale of two facilities in the United States.
Gain on contribution of real estate assets. During the three months ended September 30, 2026, the Company recognized a Gain on contribution of real estate assets of $721.4 million due to the formation of the EQT JV.
Other Income and Expense
The following table presents items of other income and expense for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(In thousands)
Interest expense	$41,971	$33,931	$8,040	23.7%
Loss from investments in partially owned entities	$2,398	$41	$2,357	n/r
Other, net	$1,240	$477	$763	160.0%
Interest expense. Interest expense increased $8.0 million, or 23.7%, as compared to the three months ended September 30, 2025. This was primarily due to interest expense incurred on our 2025 Unsecured Term Loan fully drawn during December of 2025 and repaid in September 2026, as well as interest expense associated with the AUD Term Loan Facility which was fully borrowed in June 2026, increased interest expense on the U.S. dollar denominated Revolver due to timing of draws outstanding, and lower capitalized interest, partially offset by a decrease in interest due to the repayment of the Private Series A Notes in January of 2026.

Loss from investments in partially owned entities. Loss from investments in partially owned entities increased $2.4 million, as compared to the three months ended September 30, 2025. This increase was primarily due to an increase in losses attributable to the Company’s ownership interest in the RSA and EQT JV joint ventures.
Other, net. Other, net was an expense of $1.2 million for the three months ended September 30, 2026, as compared to an expense of $0.5 million for the three months ended September 30, 2025. The expense during the three months ended September 30, 2026 included a loss on debt extinguishment from the early repayment of the Delayed Draw Tranche A-3 Unsecured Term Loan. Refer to Note 4. Debt to these Condensed Consolidated Financial Statements for additional details.
Income Taxes
Income tax expense for the three months ended September 30, 2026 was $6.5 million, an increase of $12.7 million from an income tax benefit of $6.2 million for the three months ended September 30, 2025. The increase is primarily impacted by the gain recognized in connection with the formation of the EQT JV. During the three months ended September 30, 2026, the Company also recognized a discrete tax expense of $3.7 million, primarily related to a $2.8 million foreign audit settlement and $2.9 million of state tax expense related to the EQT JV formation, partially offset by a $2.0 million deferred tax benefit recognized upon the termination of a pension plan.

Comparison of Results for the Nine Months Ended September 30, 2026 and 2025
Warehouse Segment
As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure. The Company's Third-Party Managed sites are included within the same store warehouse pool.
The following table presents revenues, contribution (NOI), and margins for our global Warehouse segment for the nine months ended September 30, 2026 and 2025.

Global Warehouse Reconciliation
(In thousands)
	Nine Months Ended September 30,
	2026	2025
Segment revenues:
Same Store Warehouse	$1,561,562	$1,510,035
Non-Same Store Warehouse	70,104	119,822
Sites Contributed to Partially Owned Entities(2)	166,103	173,603
Global Warehouse Segment(1)	$1,797,769	$1,803,460

Segment costs of operations:
Same Store Warehouse	1,047,518	999,431
Non-Same Store Warehouse	67,169	109,160
Sites Contributed to Partially Owned Entities(2)	90,425	96,069
Global Warehouse Segment(1)	$1,205,112	$1,204,660

Segment Contribution:
Same Store Warehouse	514,044	510,604
Non-Same Store Warehouse	2,935	10,662
Sites Contributed to Partially Owned Entities(2)	75,678	77,534
Global Warehouse Segment(1)	$592,657	$598,800
(1)As of January 1, 2026, the Company's former Third-Party Managed reportable segment has been included in the Warehouse reportable segment. All prior period comparative financial information has been recast to reflect the revised segment structure.
(2) These amounts represent the results of sites contributed to the EQT JV upon formation on August 31, 2026.

The following table presents revenues, contribution (NOI), margins, and certain operating metrics for our global warehouse segment for the nine months ended September 30, 2026 and 2025. The following tables exclude results for sites contributed to the EQT JV.

	Nine Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars and units in thousands, except per pallet data)
Global Warehouse revenues(2):
Rent and storage	$681,500	$676,013	$696,981	(2.2)%	(3.0)%
Warehouse services(3)	950,166	935,057	932,876	1.9%	0.2%
Total revenues	$1,631,666	$1,611,070	$1,629,857	0.1%	(1.2)%
Global Warehouse cost of operations(2)(3):
Power	109,598	108,779	102,759	6.7%	5.9%
Other facilities costs(4)(5)	170,959	169,472	171,292	(0.2)%	(1.1)%
Labor	705,696	693,325	698,063	1.1%	(0.7)%
Other services costs(4)(6)	128,434	127,581	136,477	(5.9)%	(6.5)%
Total Warehouse segment cost of operations	$1,114,687	$1,099,157	$1,108,591	0.5%	(0.9)%

Global Warehouse contribution (NOI)	$516,979	$511,913	$521,266	(0.8)%	(1.8)%
Rent and storage contribution (NOI)	$400,943	$397,762	$422,930	(5.2)%	(6.0)%
Services contribution (NOI)	$116,036	$114,151	$98,336	18.0%	16.1%
Global Warehouse margin	31.7%	31.8%	32.0%	-30 bps	-20 bps
Rent and storage margin	58.8%	58.8%	60.7%	-190 bps	-190 bps
Warehouse services margin	12.2%	12.2%	10.5%	170 bps	170 bps

Global Warehouse rent and storage metrics:
Average economic occupied pallets	3,588	n/a	3,736	(4.0)%	n/a
Average physical occupied pallets	3,150	n/a	3,176	(0.8)%	n/a
Average physical pallet positions	4,751	n/a	5,127	(7.3)%	n/a
Economic occupancy percentage	75.5%	n/a	72.9%	260 bps	n/a
Physical occupancy percentage	66.3%	n/a	61.9%	440 bps	n/a
Total rent and storage revenues per average economic occupied pallet	$189.94	$188.41	$186.56	1.8%	1.0%
Total rent and storage revenues per average physical occupied pallet	$216.35	$214.61	$219.45	(1.4)%	(2.2)%
Global Warehouse services metrics:
Throughput pallets(3)	24,531	n/a	24,767	(1.0)%	n/a
Total warehouse services revenues per throughput pallet	$38.73	$38.12	$37.67	2.8%	1.2%
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
(5)Includes real estate rent expense of $19.9 million and $21.3 million, on an actual basis, for the nine months ended September 30, 2026 and 2025, respectively.
(6)Includes non-real estate rent expense (equipment lease and rentals) of $4.7 million and $7.6 million, on an actual basis, for the nine months ended September 30, 2026 and 2025, respectively. Prior period non-real estate rent expense is recast for the inclusion of Third-Party Managed sites.
n/a - not applicable
On a constant currency basis, our Warehouse segment revenues decreased by $18.8 million, or 1.2%, during the nine months ended September 30, 2026, compared to the same period in the prior year. This decrease was driven by a $48.8 million decrease in our non-same store pool, partially offset by a $30.0 million increase in our same store pool, both on a constant currency basis. Refer to the discussion in the same store section below for further details on the same store revenues increase. The decrease in revenues in the non-same store pool was primarily attributable to facilities exited, idled, or held for sale or sold subsequent to September 30, 2025.
On a constant currency basis, our Warehouse segment cost of operations decreased by $9.4 million, or 0.9%, during the nine months ended September 30, 2026, compared to the same period in the prior year. This was primarily driven by a decrease of $41.3 million in our non-same store pool, partially offset by an increase of $31.9 million in our same store pool, both on a constant currency basis. The decrease in the non-same store pool was primarily related to the factors described above.
On a constant currency basis, Warehouse segment NOI decreased 1.8% during the nine months ended September 30, 2026, compared to the same period in the prior year. This was primarily due to a decrease in NOI in our non-same store pool of $7.5 million, on a constant currency basis, due to the factors discussed above.

Same Store and Non-Same Store Results
As of January 1, 2026, the Company’s former Third-Party Managed reportable segment is included under the Warehouse reportable segment within the same store warehouse pool. All prior period comparative financial information has been recast to reflect the revised segment structure.
The following tables present revenues, contribution (NOI), margins, and certain operating metrics for our same store and non-same store for the nine months ended September 30, 2026 and 2025. The following tables exclude results for sites contributed to the EQT JV.

	Nine Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of same store warehouses	194		194
	(Dollars and units in thousands, except per pallet data)
Same store revenues(2):
Rent and storage	$642,728	$636,408	$634,550	1.3%	0.3%
Warehouse services(3)	918,834	903,663	875,485	5.0%	3.2%
Total same store revenues	$1,561,562	$1,540,071	$1,510,035	3.4%	2.0%
Same store cost of operations(2)(3):
Power	101,218	100,214	90,848	11.4%	10.3%
Other facilities costs(4)	156,581	154,885	151,469	3.4%	2.3%
Labor	668,482	655,987	641,095	4.3%	2.3%
Other services costs(4)	121,237	120,224	116,019	4.5%	3.6%
Total same store cost of operations	$1,047,518	$1,031,310	$999,431	4.8%	3.2%

Same store contribution (NOI)	$514,044	$508,761	$510,604	0.7%	(0.4)%
Same store rent and storage contribution (NOI)	$384,929	$381,309	$392,233	(1.9)%	(2.8)%
Same store services contribution (NOI)	$129,115	$127,452	$118,371	9.1%	7.7%
Same store margin	32.9%	33.0%	33.8%	-90 bps	-80 bps
Same store rent and storage margin	59.9%	59.9%	61.8%	-190 bps	-190 bps
Same store services margin	14.1%	14.1%	13.5%	60 bps	60 bps

Same store rent and storage metrics:
Average economic occupied pallets	3,481	n/a	3,483	(0.1)%	n/a
Average physical occupied pallets	3,066	n/a	2,972	3.2%	n/a
Average physical pallet positions	4,484	n/a	4,525	(0.9)%	n/a
Economic occupancy percentage	77.6%	n/a	77.0%	60 bps	n/a
Physical occupancy percentage	68.4%	n/a	65.7%	270 bps	n/a
Same store rent and storage revenues per average economic occupied pallet	$184.64	$182.82	$182.18	1.4%	0.4%
Same store rent and storage revenues per average physical occupied pallet	$209.63	$207.57	$213.51	(1.8)%	(2.8)%
Same store services metrics:
Throughput pallets(3)	23,861	n/a	23,448	1.8%	n/a
Same store warehouse services revenues per throughput pallet	$38.51	$37.87	$37.34	3.1%	1.4%
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
n/a - not applicable

Same store rent and storage revenues increased by $1.9 million, on a constant currency basis, primarily due to a 0.4% increase in rent and storage revenue per economic occupied pallet associated with favorable pricing and customer mix, partially offset by a 2.8% decrease in same store rent and storage revenue per average physical occupied pallet during the nine months ended September 30, 2026 compared to the same period in the prior year.
Same store services revenues increased by $28.2 million on a constant currency basis, primarily due to general rate increases during the period. Specifically, our constant currency same store services revenues per throughput pallet increased 1.4% during the nine months ended September 30, 2026, compared to the same period in the prior year. This also includes the impact of an overall increase in throughput of 1.8%.
Same store costs of operations increased by $31.9 million on a constant currency basis, primarily driven by higher power and labor costs during the period. The increase in power costs was mainly driven by higher energy prices during the nine months ended September 30, 2026, compared to the same period in the prior year. The increase in labor was due to additional headcount to support the overall higher volumes and new business operations during the nine months ended September 30, 2026, compared to the same period in the prior year. The increase in overall cost also includes increased facility maintenance charges recognized during the nine months ended September 30, 2026.

	Nine Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
Number of non-same store warehouses	14		27
	(Dollars and units in thousands, except per pallet data)
Non-same store revenues(2):
Rent and storage	$38,772	$39,605	$62,431	n/r	n/r
Warehouse services	31,332	31,394	57,391	n/r	n/r
Total non-same store revenues	$70,104	$70,999	$119,822	n/r	n/r
Non-same store cost of operations(2):
Power	8,380	8,565	11,911	n/r	n/r
Other facilities costs	14,378	14,587	19,823	n/r	n/r
Labor	37,214	37,338	56,968	n/r	n/r
Other services costs	7,197	7,357	20,458	n/r	n/r
Total non-same store cost of operations	$67,169	$67,847	$109,160	n/r	n/r

Non-same store contribution (NOI)	$2,935	$3,152	$10,662	n/r	n/r
Non-same store rent and storage contribution (NOI)	$16,014	$16,453	$30,697	n/r	n/r
Non-same store services contribution (NOI)	$(13,079)	$(13,301)	$(20,035)	n/r	n/r

Non-same store rent and storage metrics:
Average economic occupied pallets	107	n/a	253	n/r	n/a
Average physical occupied pallets	84	n/a	204	n/r	n/a
Average physical pallet positions	267	n/a	602	n/r	n/a
Economic occupancy percentage	40.1%	n/a	42.0%	n/r	n/a
Physical occupancy percentage	31.5%	n/a	33.9%	n/r	n/a
Non-same store rent and storage revenues per average economic occupied pallet	$362.36	$370.14	$246.76	n/r	n/r
Non-same store rent and storage revenues per average physical occupied pallet	$461.57	$471.49	$306.03	n/r	n/r
Non-same store services metrics:
Throughput pallets	670	n/a	1,319	n/r	n/a
Non-same store warehouse services revenues per throughput pallet	$46.76	$46.86	$43.51	n/r	n/r
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
n/a - not applicable
n/r - not relevant

Transportation Segment
The following table presents the operating results of our Transportation segment for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,			Change
	2026 Actual	2026 Constant Currency(1)	2025 Actual	Actual	Constant Currency
	(Dollars in thousands)
Transportation services revenues	$173,491	$168,629	$139,933	24.0%	20.5%
Transportation services cost of operations	144,269	140,000	116,201	24.2%	20.5%
Transportation segment contribution (NOI)	$29,222	$28,629	$23,732	23.1%	20.6%

Transportation margin	16.8%	17.0%	17.0%	-20 bps	0 bps
(1)The adjustments from our U.S. GAAP operating results to calculate our operating results on a constant currency basis are the effect of changes in foreign currency exchange rates relative to the comparable prior period.
On a constant currency basis, transportation revenues increased $28.7 million, or 20.5%, as compared to the same period in the prior year. The increase was primarily due to higher volumes driven by increased customer expansion in North America and a new transportation business in Australia, resulting in overall volume increases in the Asia-Pacific region.
On a constant currency basis, transportation cost of operations increased $23.8 million, or 20.5%, as compared to the same period in the prior year. The increase was due to the same factors contributing to the increase in revenues mentioned above for North America, and Asia-Pacific.
Joint venture related management fee and reimbursed revenues and costs

For the nine months ended September 30, 2026, the Company recognized $13.1 million of Joint venture related management fee and reimbursed costs revenues and $11.6 million of Joint venture related reimbursed costs related to the operations of the EQT JV. The formation of the EQT JV is discussed further in Note 13 - Investments in and Advances to Partially Owned Entities to these Condensed Consolidated Financial Statements.
Other Consolidated Operating Expenses
The following table presents consolidated operating expenses, excluding cost of operations, for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Other consolidated operating expenses	(In thousands)
Depreciation and amortization	$300,257	$267,467	$32,790	12.3%
Selling, general, and administrative	$197,670	$207,124	$(9,454)	(4.6)%
Transactions, strategic initiatives and other costs, net	$81,123	$77,692	$3,431	4.4%
Impairment of long-lived assets	$314,195	$5,303	$308,892	n/r
Net (gain) loss from sale of real estate	$(17,647)	$(11,617)	$(6,030)	51.9%
Gain on contribution of real estate assets	$(721,381)	$—	$(721,381)	100.0%
n/r - not relevant

Depreciation and amortization. Depreciation and amortization expense increased $32.8 million, or 12.3%, during the nine months ended September 30, 2026 as compared to the same period in the prior year. This increase was substantially driven by the Company’s recently completed developments, expansions, and acquisitions, partially offset by sites that were sold, exited, or otherwise held for sale subsequent to September 30, 2025.
Selling, general, and administrative. During the nine months ended September 30, 2026, corporate-level selling, general and administrative expenses decreased $9.5 million, or 4.6%, compared to the same period in the prior year. This decrease was primarily driven by a decrease in software deferred cost amortization and labor and other personnel-related costs associated with overall cost reduction initiatives.
Transactions, strategic initiatives and other costs, net. Corporate-level transactions, strategic initiatives and other costs increased $3.4 million, or 4.4% during the nine months ended September 30, 2026 compared to the same period in the prior year. This increase was primarily driven by increased transaction related costs associated with the formation of the EQT JV, partially offset by a decrease in non-capitalizable Project Orion related costs.
Impairment of long-lived assets. During the nine months ended September 30, 2026, Impairment of long-lived assets increased $308.9 million, primarily associated with a mutual agreement with a customer to wind-down operations at the Company’s Plainville, CT and Lancaster, PA retail automated facilities along with other real estate related impairments.
Net (gain) loss from sale of real estate. During the nine months ended September 30, 2026, the Company recorded a net gain from the sale of real estate of $17.6 million primarily related to the strategic sale of facilities in the Company’s warehouse portfolio.
Gain on contribution of real estate assets. During the nine months ended September 30, 2026, the Company recognized a Gain on contribution of real estate assets of $721.4 million, due to the formation of the EQT JV.
Other Income and Expense
The following table presents items of other income and expense for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(In thousands)
Interest expense	$125,790	$108,293	$17,497	16.2%
Loss from investments in partially owned entities	$3,330	$1,739	$1,591	91.5%
Other, net	$13,071	$6,594	$6,477	98.2%
n/r - not relevant
Interest expense. Interest expense increased $17.5 million, or 16.2%, compared to the nine months ended September 30, 2025. This was primarily due to interest expense incurred on our Public 5.600% Notes issued during April of 2025, our 2025 Unsecured Term Loan fully drawn during December of 2025 and repaid in September 2026, as well as interest expense associated with the AUD Term Loan Facility which was fully borrowed in June 2026, increased interest expense on the U.S. dollar denominated Revolver due to timing of draws outstanding, and lower capitalized interest, partially offset by a decrease in interest due to the repayment of the Private Series A Notes in January of 2026.

Other, net. Other, net was a benefit of $13.1 million for the nine months ended September 30, 2026, as compared to a benefit of $6.6 million for the nine months ended September 30, 2025. The benefit during the nine months ended September 30, 2026 included a $5.9 million gain from the termination of interest rate swap agreements further described in Note 5 - Derivative Financial Instruments and a $5.2 million foreign currency remeasurement gain from the repayment of the Company’s A$153.5 million intercompany loan on January 28, 2026, partially offset by a loss on debt extinguishment from the early repayment of the Delayed Draw Tranche A-3 Unsecured Term Loan. The benefit during the nine months ended September 30, 2025 included a $2.4 million gain from the sale of the SuperFrio joint venture.
Income Taxes
Income tax expense for the nine months ended September 30, 2026 was $22.7 million, an increase of $23.2 million from an income tax benefit of $0.5 million for the nine months ended September 30, 2025. The increase is primarily impacted by the gain recognized in connection with the formation of the EQT JV. During the nine months ended September 30, 2026, the Company also recognized a discrete tax expense of $7.6 million, primarily related to a $2.8 million foreign tax audit settlement, $2.9 million of state tax expense related to the EQT JV and $3.9 million related to a valuation allowance established in the U.S., partially offset by a $2.0 million deferred tax benefit recognized upon the termination of a pension plan.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures as supplemental performance measures of our business: NAREIT FFO, Core FFO, Adjusted FFO, NAREIT EBITDAre, Core EBITDA, and Adjusted Core EBITDA and certain other non-GAAP financial measures described elsewhere in this Quarterly Report on Form 10-Q.
We calculate NAREIT funds from operations, or NAREIT FFO, in accordance with the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as net income or loss determined in accordance with U.S. GAAP, excluding gains or losses from sales of previously depreciated operating real estate and real estate related assets, adjusted for specified non-cash items, such as real estate asset depreciation and amortization, and impairment charges on real estate related assets. We then further adjust for our share of reconciling items for partially owned entities and any Gain on contribution of real estate assets, net of tax. We believe that NAREIT FFO is helpful to investors as a supplemental performance measure because it excludes the effect of real estate related depreciation, amortization and gains or losses from sales of real estate or real estate related assets, all of which are based on historical costs, which implicitly assumes that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, NAREIT FFO can facilitate comparisons of operating performance between periods and among other equity REITs.
We calculate core funds from operations, or Core FFO, as NAREIT FFO adjusted for the effects of extraordinary items as defined under U.S. GAAP including Net (gain) loss on sale of non-real estate related assets; Transactions, strategic initiatives and other costs, net; Impairment of long-lived assets (excluding certain real estate related assets); Loss (gain) on debt extinguishment and termination of derivative instruments, net; Foreign currency exchange loss (gain); Project Orion deferred costs amortization; Our share of reconciling items related to partially owned entities; and Gain from sale of partially owned entity. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. We believe Core FFO can facilitate comparisons of operating performance between periods, while also providing a more meaningful predictor of future earnings potential.
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

NAREIT FFO, Core FFO and Adjusted FFO are used by management, investors and industry analysts as supplemental measures of operating performance of equity REITs. NAREIT FFO, Core FFO and Adjusted FFO should be evaluated along with U.S. GAAP Net income (loss) and Net income (loss) per common share - diluted (the most directly comparable U.S. GAAP measures) in evaluating our operating performance. NAREIT FFO, Core FFO and Adjusted FFO do not represent net income or cash flows from operating activities in accordance with U.S. GAAP and are not indicative of our results of operations or cash flows from operating activities as disclosed in our Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated Statements of Cash Flows (Unaudited) included in our quarterly and annual reports. NAREIT FFO, Core FFO and Adjusted FFO should be considered as supplements, but not alternatives, to our Net income (loss) or Net cash provided by operating activities as indicators of our operating performance. Moreover, other REITs may not calculate FFO in accordance with the NAREIT definition or may interpret the NAREIT definition differently than we do. Accordingly, our NAREIT FFO may not be comparable to FFO as calculated by other REITs. In addition, there is no industry definition of Core FFO or Adjusted FFO and, as a result, other REITs may also calculate Core FFO or Adjusted FFO, or other similarly-captioned metrics, in a manner different than we do. We reconcile NAREIT FFO, Core FFO and Adjusted FFO to Net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Reconciliation of Net Income (Loss) to NAREIT FFO, Core FFO, and Adjusted FFO
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)(1)	$690,536	$(11,449)	$330,384	$(26,372)
Adjustments:
Real estate related depreciation	58,578	54,214	179,331	165,105
Net (gain) loss from sale of real estate	(12,126)	143	(17,647)	(11,617)
Net loss on real estate related asset disposals	347	13	342	14
Impairment charges on certain real estate related assets	4,623	77	313,627	3,816
Our share of reconciling items related to partially owned entities	917	153	1,424	647
Gain on contribution of real estate assets, net of tax	(714,097)	—	(714,097)	—
NAREIT FFO	$28,778	$43,151	$93,364	$131,593
Adjustments:
Net (gain) loss on sale of non-real estate related assets	(368)	119	(94)	90
Transactions, strategic initiatives and other costs, net	32,208	29,052	81,123	77,692
Impairment of long-lived assets (excluding certain real estate related assets)	—	—	568	1,487
Loss (gain) on debt extinguishment and termination of derivative instruments, net	538	—	(5,319)	—
Foreign currency exchange loss (gain)	1,570	647	(3,038)	676
Project Orion deferred costs amortization	2,715	8,778	7,904	15,649
Our share of reconciling items related to partially owned entities	1,473	—	1,473	145
Gain from sale of partially owned entity	—	—	—	(2,420)
Core FFO	$66,914	$81,747	$175,981	$224,912
Adjustments:
Amortization of deferred financing costs and pension withdrawal liability	1,846	1,479	4,984	4,402
Amortization of below/above market leases	265	367	926	1,081
Straight-line rent adjustment	330	64	1,467	225
Deferred income tax (benefit) expense	(3,020)	(6,385)	8,692	(4,567)
Stock-based compensation expense(2)	4,165	5,140	16,742	18,993
Non-real estate related depreciation and amortization	47,088	33,809	120,926	102,362
Maintenance capital expenditures(3)	(17,030)	(15,564)	(45,352)	(47,646)
Our share of reconciling items related to partially owned entities	780	24	843	232
Adjusted FFO	$101,338	$100,681	$285,209	$299,994
(1)Net income (loss) used in the calculation of the Adjusted FFO reconciliation represents Net income (loss) before adjustment for Net income (loss) attributable to noncontrolling interests.
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

We calculate NAREIT EBITDA for Real Estate, or NAREIT EBITDAre, in accordance with the standards established by the Board of Governors of NAREIT, defined as Net income (loss) before Depreciation and amortization; Interest expense; Income tax expense (benefit); Net (gain) loss from sale of real estate; Adjustment to reflect share of EBITDAre of partially owned entities; and Gain on contribution of real estate assets. NAREIT EBITDAre is a measure commonly used in our industry, and we present NAREIT EBITDAre to enhance investor understanding of our operating performance. We believe that NAREIT EBITDAre provides investors and analysts with a measure of operating results unaffected by differences in capital structures, capital investment cycles and useful life of related assets among otherwise comparable companies.
We also calculate our Core EBITDA as NAREIT EBITDAre further adjusted for Transactions, strategic initiatives and other costs, net; Loss from investments in partially owned entities; Impairment of long-lived assets; Foreign currency exchange loss (gain); Stock-based compensation expense; Loss (gain) on debt extinguishment and termination of derivative instruments, net; Net loss on real estate related asset disposals; Net (gain) loss on sale of non-real estate related assets; Project Orion deferred costs amortization; Adjustment to reflect share of Core EBITDA of partially owned entities; Reduction in EBITDAre and Core EBITDA from partially owned entities; and Gain from sale of partially owned entity. We believe that the presentation of Core EBITDA provides a measurement of our operations that is meaningful to investors because it excludes the effects of certain items that are otherwise included in NAREIT EBITDAre but which we do not believe are indicative of our core business operations. We also calculate our Adjusted Core EBITDA as Core EBITDA further adjusted for Americold's share of Core EBITDA from partially owned entities. NAREIT EBITDAre, Core EBITDA, and Adjusted Core EBITDA are not measurements of financial performance or liquidity under U.S. GAAP, and our NAREIT EBITDAre, Core EBITDA and Adjusted Core EBITDA may not be comparable to similarly titled measures of other companies. You should not consider our NAREIT EBITDAre, Core EBITDA, and Adjusted Core EBITDA as alternatives to Net income (loss) or Net cash provided by operating activities determined in accordance with U.S. GAAP. Our calculations of NAREIT EBITDAre, Core EBITDA and Adjusted Core EBITDA have limitations as analytical tools, including:
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

Reconciliation of Net Income (Loss) to NAREIT EBITDAre and Core EBITDA
(In thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)(1)	$690,536	$(11,449)	$330,384	$(26,372)
Adjustments:
Depreciation and amortization	105,666	88,023	300,257	267,467
Interest expense	41,971	33,931	125,790	108,293
Income tax expense (benefit)	6,522	(6,249)	22,690	(503)
Net (gain) loss from sale of real estate	(12,126)	143	(17,647)	(11,617)
Adjustment to reflect share of EBITDAre of partially owned entities	3,389	282	4,624	2,774
Gain on contribution of real estate assets	(721,381)	—	(721,381)	—
NAREIT EBITDAre	$114,577	$104,681	$44,717	$340,042
Adjustments:
Transactions, strategic initiatives and other costs, net	32,208	29,052	81,123	77,692
Loss from investments in partially owned entities	2,398	41	3,330	1,739
Impairment of long-lived assets	4,623	77	314,195	5,303
Foreign currency exchange loss (gain)	1,570	647	(3,038)	676
Stock-based compensation expense(2)	4,165	5,140	16,742	18,993
Loss (gain) on debt extinguishment and termination of derivative instruments, net	538	—	(5,319)	—
Net loss on real estate related asset disposals	347	13	342	14
Net (gain) loss on sale of non-real estate related assets	(368)	119	(94)	90
Project Orion deferred costs amortization	2,715	8,778	7,904	15,649
Adjustment to reflect share of Core EBITDA of partially owned entities	1,473	—	1,473	—
Reduction in EBITDAre and Core EBITDA from partially owned entities	(4,862)	(282)	(6,097)	(2,774)
Gain from sale of partially owned entity	—	—	—	(2,420)
Core EBITDA	$159,384	$148,266	$455,278	$455,004
Adjustments:
Americold's share of Core EBITDA from partially owned entities	2,464	241	2,767	1,035
Adjusted Core EBITDA	$161,848	$148,507	$458,045	$456,039
(1)Net income (loss) used in the calculation of the Core EBITDA reconciliation represents Net income (loss) before adjustment for Net income (loss) attributable to noncontrolling interests.
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
EQT Joint Venture Proceeds and Debt Repayments
In August 2026, the Company completed the formation of the EQT JV and received proceeds in connection with the transaction. In September 2026, the Company used the proceeds to repay in full the outstanding balances of the 2025 Unsecured Term Loan, Tranche A-1 and Delayed Draw Tranche A-3 and to partially repay outstanding borrowings under the Senior Unsecured Revolving Credit Facility. Refer to Note 13 - Investments in and Advances to Partially Owned Entities for additional details regarding the joint venture formation.
Senior Unsecured Credit Facility Amendment
In June 2026, the Company entered into an Amended and Restated Syndicated Facility Agreement (“Senior Unsecured Credit Facility”) that amended and restated the prior agreement dated August 23, 2022. The amendment increased the Term Loan A-2 tranche by C$100 million, added a new A$230 million AUD Term Loan Facility, extended the maturity dates associated with certain borrowings within the facility, and modified the pricing grid applicable to certain borrowings. Outstanding borrowings continue to bear interest at variable rates based on SOFR or the applicable alternative currency benchmark rate plus an applicable margin determined by the Company's debt ratings.
The Senior Unsecured Term Loan consists of various tranches. Tranche A-1 consisted of a $375 million USD term loan. Pursuant to the Amended and Restated Syndicated Facility Agreement, the terms of the agreement included an option for four three-month extensions past the previously extended contractual maturity date in August 2026. In August 2026, the Company exercised the first three-month extension, extending the contractual maturity date to November 2026. In September 2026, the Company repaid the outstanding balance of Tranche A-1 using a portion of the distributions received in connection with the formation of the EQT JV.
Tranche A-2 consists of a C$350 million term loan, an increase from the previous amount of C$250 million.

Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2031 from the previous maturity date of January 2028, and does not have any extension options. The C$100 million increase was fully borrowed in June 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
Tranche A-3 consisted of a $270 million USD term loan delayed draw facility, which was scheduled to mature in January 2028 and did not have any extension options. In September 2026, the Company repaid the outstanding balance of Tranche A-3 using a portion of the distributions received in connection with the formation of the EQT JV.
The 2025 Unsecured Term Loan was comprised of a $250 million USD term loan delayed draw facility. The 2025 Unsecured Term Loan originally included an option for one six-month extension past the initial contractual maturity date in June 2026. In May 2026, the Company entered into an amendment to replace the original six-month extension option with two three-month extension options past the initial contractual maturity date in June 2026. In May 2026, the Company exercised the first three-month extension, which extended the maturity date to September 2026. Subsequently, in June 2026, the Company entered into the Amended and Restated Syndicated Facility Agreement which allowed for two additional three-month extension options past the amended contractual maturity date in September 2026. In September 2026, the Company repaid the outstanding balance of the 2025 Unsecured Term Loan using a portion of the distributions received in connection with the formation of the EQT JV.
The Amended and Restated Syndicated Facility Agreement provided for a A$230 million AUD Term Loan Facility with a maturity date of June 2031 and no extension options. The AUD Term Loan Facility bears interest at a rate of BBSW + 0.90% and interest is payable monthly with the first payment occurring on July 31, 2026. The AUD Term Loan Facility was fully borrowed in June 2026 and the proceeds were used to repay a portion of loans drawn under the Senior Unsecured Revolving Credit Facility.
The Senior Unsecured Revolving Credit Facility is comprised of a $575 million U.S. dollar component and a $575 million U.S. dollar equivalent, multi-currency component. Pursuant to the Amended and Restated Syndicated Facility Agreement, the maturity date was extended to June 2030 from the previous maturity date of August 2026; however, the Company has the option to extend the maturity up to two times, each for a six-month period. During September 2026, the Company used a portion of the distributions received in connection with the formation of the EQT JV to partially repay outstanding U.S. dollar borrowings under the Senior Unsecured Revolving Credit Facility.
In connection with the Amended and Restated Syndicated Facility Agreement, the Company incurred approximately $11.1 million of debt issuance costs, of which $2.7 million was recorded within “Senior unsecured notes and term loans - net of deferred financing costs” in the accompanying Condensed Consolidated Balance Sheets, and $8.4 million related to the Revolving Credit Facility was recorded within “Other assets” in the accompanying Condensed Consolidated Balance Sheets. These amounts will be amortized over the period associated with the maturity of the debt obligations.
Repayment of Unsecured Notes
On November 6, 2018, we completed a debt private placement transaction consisting of (i) $200.0 million senior unsecured notes with a coupon of 4.68% due January 8, 2026 (“Private Series A Notes”). The Company fully repaid the outstanding balance of $200.0 million during the nine months ended September 30, 2026.
Derivative Termination
During the nine months ended September 30, 2026, the Company de-designated and subsequently terminated interest rate swap agreements with notional amounts of $200 million, $175 million, and $270 million due to a change in the facts and circumstances associated with the forecasted transactions. Upon termination, the Company received cash proceeds of $6.4 million. As a result, the Company recognized a gain of $5.9 million in “Other, net” on the accompanying Condensed Consolidated Statements of Operations. The gain includes changes in the fair value of the swaps between the de-designation and termination dates of $2.0 million, as well as the reclassification of amounts previously recorded in Accumulated other comprehensive loss (“AOCI”) related to the forecasted transactions that are no longer probable of occurring of $3.9 million. The remaining AOCI balance associated with these hedges is immaterial and has been reclassified into “Interest expense” on the accompanying Condensed Consolidated Statements of Operations during the three months ended September 30, 2026.
RSA Joint Venture Activity
During the nine months ended September 30, 2026 the RSA joint venture repaid its outstanding loan balance due to the Company of $23.4 million. Cash proceeds from the repayment were included in Net cash provided by (used in) investing activities in the Condensed Consolidated Statements of Cash Flows.
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
Our bad debt expense was $1.3 million and $2.3 million for the three months ended September 30, 2026 and 2025, and $3.6 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, we maintained bad debt allowances of approximately $16.8 million and $16.4 million, respectively, which we believe to be adequate.
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
On August 26, 2026, the Company’s Board of Directors declared a dividend of $0.23 per share for the third quarter of 2026, which was paid on October 15, 2026 to common stockholders of record as of September 30, 2026. For the nine months ended September 30, 2026 and 2025, total cash outflows for dividends and distributions were $198.9 million and $195.7 million, respectively.
For further information regarding dividends and distributions, refer to our Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K as filed with the SEC.
Outstanding Indebtedness
The following table summarizes our outstanding indebtedness as of September 30, 2026:

Debt Summary by Interest Rate Type:	(In thousands)
Fixed interest rate borrowings(1)	$2,675,514
Variable interest rate - unhedged	446,265
Total senior unsecured notes, term loans and borrowings under revolving credit facility(2)	3,121,779

Sale-leaseback financing obligations	40,165
Financing lease obligations	179,645
Total debt and debt-like obligations	$3,341,589

Percent of total debt and debt-like obligations:
Fixed interest rate (inclusive of sale-leaseback and financing lease obligations)(1)	86.6%
Variable interest rate - unhedged	13.4%

Weighted effective interest rate as of September 30, 2026(3)	4.13%
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
The variable rate debt shown above bears interest at interest rates based on various SOFR, CORRA, BBSW, EURIBOR, and BKBM rates, depending on the respective agreement governing the debt, including our global revolving credit facilities. As of September 30, 2026, our debt, excluding Sale-leaseback financing obligations and Financing lease obligations, had a weighted average term to maturity of approximately 5.0 years, assuming exercise of extension options.
For further information regarding outstanding indebtedness, refer to Note 4 - Debt, Note 5 - Derivative Financial Instruments, and Note 9 - Accumulated Other Comprehensive Loss to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Aggregate Future Repayments of Indebtedness
The aggregate maturities of indebtedness, excluding sale-leaseback financing obligations and financing lease obligations, as of September 30, 2026 for each of the next five years and thereafter, are as follows:

Twelve months ending September 30:(1)	(In thousands)
2027	$—
2028	—
2029	400,000
2030	566,240
2031	858,948
Thereafter	1,296,591
Aggregate principal amount of indebtedness	3,121,779
Less: unamortized deferred financing costs(2)	(15,541)
Total indebtedness, net of deferred financing costs	$3,106,238
(1)Approximately $216.2 million of the debt listed to mature by September 30, 2030 represents outstanding borrowings on the Senior Unsecured Revolving Credit Facility. Pursuant to the Amended and Restated Syndicated Facility Agreement, the Senior Unsecured Revolving Credit Facility includes an option for two six-month extensions past the amended contractual maturity date in June of 2030.
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
Expansion, Development, and Integration Capital Expenditures
Expansion, development, and integration capital expenditures refer to investments to enhance our existing operations and increase storage capacity. Examples of capital expenditures associated with expansion and development are warehouse expansions and greenfield developments. Such capital expenditures also include integrating operational systems, rebranding, and upgrading infrastructure to our standards associated with recent mergers and acquisitions. Expansion, development, and integration capital expenditures during the nine months ended September 30, 2026 include the recently announced customer dedicated project in Plover, Wisconsin.
Organic Growth Capital Expenditures
Organic growth capital expenditures refer to investments with a focus on internal development through existing resources and capabilities. Organic growth strategies focus on utilizing internal resources and synergies to meet strategic goals. Examples of capital expenditures associated with organic growth are pallet position expansion and expansion of drop lots. Organic growth capital expenditures also include the purchase of previously leased warehouses that remain operational. On March 18, 2026, the Company completed the acquisition of a previously leased warehouse facility in Massillon, Ohio for cash consideration of $18.7 million concurrent with the signing of a triple net lease with a customer to occupy the space.
Technological Upgrades and Other Enhancements
Technological upgrades and other enhancements refer to investments aimed at improving our technological infrastructure, investments in hardware, software, and systems that automate processes, enhance data analytics, and improve cyber security. In addition, this category includes sustainability initiatives and other asset modernization projects such as installation of LED lighting and solar panels.

The following table sets forth our total capital expenditures for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025(1)	2026	2025(1)
	(In thousands)
Maintenance	$17,030	$15,564	$45,352	$47,646
External growth	—	—	—	108,448
Expansion, development, and integration(2)(1)	35,050	100,903	163,245	300,258
Organic growth(1)	15,122	34,620	91,955	105,165
Technological upgrades and other enhancements(1)	10,040	8,925	50,794	20,329
Total capital expenditures(3)	$77,242	$160,012	$351,346	$581,846
(1)Certain amounts have been reclassified to conform to the current period presentation.
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
(3)Capital expenditures in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 include $40.8 million of costs accrued as of December 31, 2025 and paid during the nine months ended September 30, 2026. Such expenditures exclude $26.2 million of costs accrued during the nine months ended September 30, 2026 that will be paid in a future period.
We incurred capitalized interest of $3.7 million and $9.3 million for the three months ended September 30, 2026 and 2025, respectively, and $14.6 million and $19.4 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in the capital expenditures noted in the table above.
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

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by operating activities	$224,266	$229,434
Net cash provided by (used in) investing activities	$835,266	$(511,191)
Net cash (used in) provided by financing activities	$(1,160,429)	$263,398
Operating Activities
For the nine months ended September 30, 2026, our net cash provided by operating activities was $224.3 million, a decrease of $5.2 million compared to $229.4 million for the nine months ended September 30, 2025. This decrease was primarily driven by the impact of lower overall NOI and higher transaction costs which was partially offset by favorable changes in net working capital.
Investing Activities
Net cash provided by investing activities was $835.3 million for the nine months ended September 30, 2026. Cash provided by investing activities consisted of $1.10 billion of proceeds from the contribution of real estate assets associated with the formation of the EQT JV, $78.1 million of total proceeds primarily related to the sale of real estate related assets, and $23.4 million of total proceeds from collection of advances to partially owned entities. Cash used in investing activities included $346.5 million of additions to property, buildings, and equipment, reflecting capitalized maintenance expenditures, various growth and IT related capital expenditures, and investments in our previously announced expansion and development projects. Additionally, we invested $18.7 million for the acquisition of Massillon on March 18, 2026, which was a previously leased warehouse facility. Refer to Note 2 - Asset Acquisitions and Business Combinations to these Condensed Consolidated Financial Statements for further details of this transaction.
Net cash used in investing activities was $511.2 million for the nine months ended September 30, 2025. Additions to property, buildings, and equipment were $434.5 million, reflecting capitalized maintenance expenditures, various growth and IT related capital expenditures, and investments in our previously announced expansion and development projects. Additionally, the Company completed the Houston acquisition for total cash consideration of $108.4 million. Other investing activities included cash outflows of $19.7 million associated with loan to the RSA joint venture. Cash provided by investing activities consisted of $27.5 million of total proceeds from the sale of the equity interest in the SuperFrio joint venture, as well as $25.5 million of total proceeds primarily related to the sale of certain facilities.
Financing Activities
Net cash used in financing activities was $1.16 billion for the nine months ended September 30, 2026. Cash used in financing activities primarily consisted of$852.4 million in repayments on our Senior Unsecured Revolving Credit Facility, $895.0 million in repayments of senior unsecured term loans, $200.0 million in repayments of senior unsecured notes, $198.9 million for quarterly dividend payments, $40.4 million in finance lease repayments, and $11.1 million in payment of debt issuance costs. Cash provided by financing activities consisted of $731.9 million in proceeds from our Senior Unsecured Revolving Credit Facility, and $232.5 million in proceeds related to senior unsecured term loan draws, further described in Note 4 - Debt to these Condensed Consolidated Financial Statements. The Company also received $72.4 million of proceeds from the contribution of real estate assets in connection with the formation of the EQT JV that are classified as financing activities because they relate to the repurchase obligation further described in Note 13 - Investments in and Advances to Partially Owned Entities to these Condensed Consolidated Financial Statements.
Net cash provided by financing activities was $263.4 million for the nine months ended September 30, 2025. Cash provided by financing activities primarily consisted of $456.3 million in proceeds from our Senior Unsecured Revolving Credit Facility, a portion of which was used to fund the Houston acquisition and a $400.0 million public debt offering. Cash used in financing activities also consisted of $195.7 million for quarterly dividend payments, $366.0 million in repayments to our Senior Unsecured Revolving Credit Facility, and $27.4 million in finance lease repayments.
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
The following table contains the summarized financial information of the Initial Guarantors and the Operating Partnership (collectively, the “Obligor Group”) on a combined basis after the elimination of intercompany balances and transactions between entities in the Obligor Group as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026:

	September 30, 2026	December 31, 2025
	(In thousands)
Total Assets	$5,670,504	$5,654,688
Receivables from sales to subsidiaries other than the initial guarantors	$—	$—
Total Liabilities	$3,485,193	$4,498,731

Nine Months Ended September 30, 2026
(In thousands)
Total Revenues	$1,126,938
Revenues from sales to subsidiaries other than the initial guarantors	$—
Operating loss	$434,708
Net loss from continuing operations	$317,971
Net loss attributable to the entity	$317,971
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

As of September 30, 2026, we had C$350.0 million of outstanding CAD-denominated variable-rate debt under the Senior Unsecured Term Loan Facility. This term loan bears interest at daily CORRA and is subject to a contractual margin of 0.90%. Of this amount, C$250.0 million is hedged by an interest rate swap that effectively locks the floating rate at 4.49%, while the remaining C$100.0 million is unhedged. As of September 30, 2026, the daily CORRA rate for the unhedged C$100 million portion of the Tranche A-2 was 2.30%.
As of September 30, 2026, we had A$230.0 million of outstanding AUD-denominated variable-rate debt for the AUD Term Loan Facility. The AUD Term Loan Facility is unhedged and bears interest at one-month BBSW, which was approximately 4.52% at September 30, 2026, and is subject to a contractual margin of 0.90%.
Additionally, as of September 30, 2026, we had $64.0 million, C$32.0 million, €70.5 million, and NZ$88.5 million outstanding of Senior Unsecured Revolving Credit Facility draws. At September 30, 2026, daily SOFR (USD) was approximately 3.87%, daily CORRA (CAD) was approximately 2.30%, one-month EURIBOR (Euro) was approximately 2.48%, and one-month BKBM (NZD) was approximately 3.06%. These rates are also subject to contractual margins of 0.80%.
The interest rate paid on borrowings can never drop below 0.0%. A 100 basis point increase in market interest rates would result in an increase in annual interest expense to service our variable-rate debt of approximately $4.5 million, and a 100 basis point decrease in market interest rates would result in a decrease in annual interest expense of approximately $4.5 million.
Our interest rate risk exposure at September 30, 2026 was not materially different than what we disclosed in our 2025 Annual Report on Form 10-K as filed with the SEC.
Foreign Currency Risk
As it relates to the currency of countries where we own and operate warehouse facilities and provide logistics services, our foreign currency risk exposure at September 30, 2026 was not materially different than what we disclosed in our 2025 Annual Report on Form 10-K as filed with the SEC. The information concerning foreign currency risk in Item 7A under the caption “Quantitative and Qualitative Disclosures About Market Risk” of our 2025 Annual Report on Form 10-K is hereby incorporated by reference in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Evaluation of Controls and Procedures
In accordance with Rule 13a-15(b) of the Exchange Act, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our securities involves risks and uncertainties. You should consider and read the information contained in our 2025 Annual Report on Form 10-K, including the risk factors identified in Item 1A of Part I thereof (“Risk Factors”). Any of the risks discussed in our 2025 Annual Report on Form 10-K and in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse impact on our business, financial condition or results of operations. As of September 30, 2026, no material changes had occurred to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408(c) of Regulation S-K).

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
10.1
Amended and Restated Americold Logistics, LLC Executive Severance Benefits Plan, effective August 25, 2026 (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on August 31, 2026)

10.2†
First Amendment to Contribution Agreement, dated as of August 29, 2026, by and among Americold Realty Operating Partnership, L.P., Americold North America JV Member, LLC and Snowfall Topco LP (incorporated by reference to Exhibit 10.1 to Americold Realty Trust’s Current Report on Form 8-K filed on August 31, 2026)

10.3*†
Amended and Restated Limited Liability Company Agreement, dated as of August 31, 2026, by and among Americold-EQT Cold Storage Partnership, LLC, a Delaware limited liability company, Americold Real Estate, L.P., a Delaware limited partnership, Americold Logistics, LLC, a Delaware limited liability company, the unitholders parties thereto from time to time and, solely for the purposes set forth in Section 3.13(c) and Exhibit G of such agreement, Americold Realty Operating Partnership, LP, a Delaware limited partnership

22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to Americold Realty Trust, Inc.'s Registration Statement filed on August 6, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust, Inc.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Americold Realty Trust
101	The following financial statements of Americold Realty Trust’s Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025; (ii) Condensed Consolidated Income Statements for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
† Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICOLD REALTY TRUST, INC.
(Registrant)

Date:	November 5, 2026	By:	/s/ Christopher J. Papa
		Name:	Christopher J. Papa
		Title:	Chief Financial Officer and Executive Vice President
(On behalf of the registrant and as principal financial officer)